Form 10-K
period 1999-12-31
SAVVIS COMMUNICATIONS CORP
filed 2000-03-30
CIK 1058444

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




                                    FORM 10-K

[X] ANNUAL  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
   For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to
                         Commission file number 0-29375




                        SAVVIS COMMUNICATIONS CORPORATION
           --------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




                 DELAWARE                                43-1809960
         (State or other jurisdiction of   (I.R.S. Employer Identification No.)
      incorporation or organization)


                           12007 SUNRISE VALLEY DRIVE
                            RESTON, VIRGINIA 20191
              (Address of principal executive offices) (Zip Code)


                                (703-453-7500)
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None

Securities  Registered  pursuant  to Section 12(g) of the Act: Common stock, par value $.01 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2000 was approximately $670,465,000.

     The number of shares of the registrant's common stock outstanding as of March 15, 2000 was 92,892,297.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SAVVIS COMMUNICATIONS CORPORATION


                                TABLE OF CONTENTS





                                                                                             PAGE
                                                                                            -----
PART I
  Item 1.    Business .....................................................................   3
  Item 2.    Properties ...................................................................  33
  Item 3.    Legal Proceedings ............................................................  34
  Item 4.    Submission of Matters to a Vote of Security Holders ..........................  34
PART II
  Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ........  35
  Item 6.    Selected Financial Data ......................................................  35
  Item 7.    Management's Discussion and Analysis of Financial Condition and Results of      38
             Operations. ..................................................................
  Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ...................  44
  Item 8.    Financial Statements and Supplementary Data ..................................  44
  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial       44
             Disclosure ...................................................................
PART III
  Item 10.   Directors and Executive Officers of the Registrant ...........................  45
  Item 11.   Executive Compensation .......................................................  47
  Item 12.   Security Ownership of Certain Beneficial Owners and Management ...............  55
  Item 13.   Certain Relationships and Related Transactions ...............................  56
PART IV
  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ..............  59
             Signatures ...................................................................  62
             Index to Consolidated Financial Statements ...................................  F-1


                                     PART I


ITEM 1. BUSINESS.


 Cautionary Statement

     Except for any historical information, the matters we discuss in this report on Form 10-K concerning our company contain forward-looking statements. Any statements in this report on Form 10-K that are not statements of historical fact, are intended to be, and are, "forward-looking statements" under the safe harbor provided by Section 27(a) of the Securities Act of 1933. Without limitation, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The important factors we discuss below and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other factors identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this report. These factors include those set forth in Item I under the heading "Business -- Risk Factors."


OVERVIEW

     The terms "SAVVIS," "we," "us" and "our" as used in this report refer to SAVVIS Communications Corporation, a Delaware corporation, formerly SAVVIS Holdings Corporation, and its subsidiaries, except where by the context it is clear that such terms mean only SAVVIS Communications Corporation. The term "Bridge" as used in this report refers to Bridge Information Systems, Inc., a Missouri corporation, which owns approximately 49% of our outstanding common stock.

     We are a rapidly growing provider of high quality, high performance global data networking and Internet-related services to medium and large businesses, multinational corporations and Internet service providers. We currently offer the following services:

   o MANAGED DATA NETWORKING SERVICES that provide secure, high quality data communication links over our network to connect a customer's geographically dispersed offices, known as intranets, or to connect with its customers and suppliers, known as extranets.

   o HIGH BANDWIDTH INTERNET ACCESS SERVICES including dedicated access and digital subscriber line, commonly known as DSL, services and Internet security services which connect our customers to the Internet at high speeds.

   o  COLOCATION   SERVICES   that   allow  our   customers   to  locate   their
      mission-critical content and networking hardware in our data centers which provide a highly secure, fault tolerant environment.

     We began commercial operations in 1996, offering Internet access services to local and regional Internet service providers. In April 1999, we were acquired by Bridge, a global provider of real-time and historical financial information and news regarding stocks, bonds, foreign exchange and commodities to the financial services industry, which it delivered to an estimated 235,000 trading terminals around the globe as of December 31, 1999. Bridge constructed a highly redundant, fault tolerant network based on Internet protocol and ATM technologies to service some of the largest financial institutions and institutional investors in the world. In September 1999, the SAVVIS ProActiveSM Network was created through the combination of the network of Bridge, which network was constructed to meet the exacting requirements of the financial services industry worldwide, and the SAVVIS network, which was constructed to provide high quality Internet access in the United States. Both of these networks have been operational since 1996 and we refer to the combined network as the "SAVVIS ProActiveSM Network."

     On February 18, 2000, simultaneously with the completion of our initial public offering, we acquired the Internet protocol network assets of Bridge for total consideration of approximately $88 million and the employees of Bridge who operate that network were transferred to us. This transaction significantly expanded our managed data networking services, which we began offering in September 1999.

     Pursuant to a network services agreement between Bridge and us, Bridge pays us for the use of the SAVVIS ProActiveSM Network to deliver Bridge's content and applications to over 4,500 financial institutions, including 75 of the top 100 banks in the world and 45 of the top 50 brokerage firms in the United States. Since January 1996, Bridge has converted a substantial portion of its customers from less technologically advanced protocols to its Internet protocol network. As of December 31, 1999, of Bridge's estimated 235,000 terminals, an estimated 135,000 terminals were connected to the SAVVIS ProActiveSM Network. Bridge has advised us that it intends to convert the remaining 100,000 terminals on its other networks to the SAVVIS ProActiveSM Network over the next three years. As Bridge converts terminals, we expect it to order additional connections from us under the network services agreement. In addition, while over 4,500 financial services companies are customers of Bridge and we only derive revenue from Bridge for delivering Bridge content and applications to these companies, we intend to aggressively market our services to occupants of the 6,000 buildings connected to the SAVVIS ProActiveSM Network, in particular to Bridge's customer base. We currently provide Internet access services directly to approximately 1,150 customers.

     The SAVVIS ProActiveSM Network architecture, which interconnects over 6,000 buildings in 83 of the world's major commercial cities in 43 countries, is based on the following technologies:

   o asynchronous transfer mode, commonly known as ATM, which supports the transmission of all kinds of content and allows data to be prioritized;

   o frame relay, which is a shared network technology commonly used in communications networks; and

   o Internet protocol, a communications protocol that is a core element of the Internet and is used on computers, but that cannot currently reliably deliver real-time data, unless operated over an ATM network, such as the SAVVIS ProActiveSM Network.

     Additionally, our 83 city global system connects to ten private Internet access points, which we call PrivateNAPsSM, where our network connects to a number of Internet service providers, including Sprint Corporation, Cable & Wireless plc and UUNET, an MCI Worldcom company, allowing us to bypass the congested public Internet access points. This network design enables us to provide real-time data delivery and guarantee low latency and low data loss. It also allows us to tailor our service offerings to our customers' needs and to offer a range of quality of service levels.

     We charge each customer an initial installation fee that typically ranges from $500 to $5,000 and a monthly fixed fee that varies depending on the services provided, the bandwidth used and the quality of service level chosen. Our customer agreements are typically for 12 to 36 months. As of December 31, 1999, approximately 6% of our customer agreements, representing approximately 6% of our revenues for the month of December 1999, were month-to-month and were able to be terminated on 30 days' notice. We expect the proportion of customers on month-to-month agreements will continue to decrease as we add new customers and our sales force continues to pursue longer renewals.

     Currently, our revenue is derived primarily from the sale of data networking, Internet access and colocation services with Bridge representing approximately 80% of our total revenue. Through December 31, 1998 and 1999, our revenue was primarily derived from the sale of Internet access services to local and regional Internet service providers in the United States. Beginning in late 1998, we expanded our service offering to corporate customers as well.


RELATIONSHIP WITH BRIDGE AND WELSH CARSON

     Bridge is a privately held company whose principal shareholders are investment partnerships managed by Welsh, Carson, Anderson & Stowe, or Welsh Carson, a sponsor of private equity funds with extensive experience in the communication and information services industries. On September 10, 1999, Bridge sold in a private placement approximately 25% of its equity ownership in SAVVIS to existing stockholders of Bridge. In addition, pursuant to an agreement dated February 7, 2000, Bridge on February 28, 2000 sold 6,250,000 shares for cash of SAVVIS common stock to an investment partnership sponsored by Welsh Carson at the initial public offering price of $24 per share, totaling $150 million.

Bridge currently owns approximately 49% of our outstanding common stock. Investment partnerships sponsored by Welsh Carson currently own approximately 38% of Bridge's outstanding voting stock and approximately 16% of our outstanding common stock.

     In connection with our acquisition of Bridge's network, we entered into a 10-year network services agreement with Bridge that commits Bridge to purchase a minimum of $105 million, $132 million and $145 million of network services from us in 2000, 2001 and 2002, respectively. Thereafter, Bridge will be required to purchase at least 80% of its network services from us, declining to 60% in 2006 through the end of the agreement in 2010. We will incur losses from the operation of the network under the network services agreement, and had the network services agreement been in effect in 1999, Bridge would have represented approximately 83% of our 1999 revenues. We have instituted a lead referral program for Bridge's approximately 500 sales representatives worldwide to generate sales leads for us. We also entered into a number of other agreements with Bridge, including a master establishment and transition agreement, an equipment colocation permit, an administrative services agreement, a technical services agreement, a GECC Sublease and a local network services agreement. Together these agreements provided for, among other things, the transfer of Bridge's technical and support personnel to us, and our purchase from Bridge of support and administrative services, including help-desk services and network operations center services. These agreements are described in more detail in
Item 13 of this report.


MARKET OVERVIEW

     Market opportunity. As the Internet has emerged as a strategic business component, investment in Internet services has begun to increase dramatically. According to International Data Corporation, an independent research firm, the demand for U.S. Internet and e-commerce services was $2.9 billion in 1997 and is expected to grow to $22 billion by 2002, a 50% compound annual growth rate. In addition, demand for data transport services is growing rapidly as evidenced by International Data Corporation's estimate that Internet service providers' corporate access revenues will grow from $2.9 billion in 1998 to $12 billion by 2003, a 32.5% compound annual growth rate. We believe a significant Internet market will continue to be Internet infrastructure and usage.

     Internet network services. Since the commercialization of the Internet in the early 1990s, businesses have rapidly established corporate Internet sites and connectivity as a means to expand customer reach and improve communications efficiency. Internet access service is now one of the fastest growing segments of the global telecommunications services market. According to International Data Corporation, the number of Internet users worldwide reached 38 million in 1996 and is forecasted to grow to over 170 million by the year 2000. Internet access services represent the means by which Internet service providers interconnect users to the Internet or to corporate intranets and extranets. Access services include dial-up access for mobile workers and small businesses and high-speed dedicated access used primarily by mid-sized and larger organizations. In addition to Internet access services, Internet services providers are increasingly providing a range of value-added services, including shared and dedicated web hosting and server colocation, security services, and advanced applications such as Internet protocol-based voice, fax and video services.

     Corporate data network services. Other than Internet related services, the majority of business data communications today take place over private or managed corporate data and electronic data interchange networks. According to International Data Corporation, the market for data network services in the United States grew from approximately $3.0 billion in 1997 to approximately $5.5 billion in 1998. International Data Corporation expects that the market for data network services in the United States will continue to grow rapidly to reach approximately $12.8 billion in 2003.

     Today, organizations employ local data networks, or local area networks, to interconnect personal computers and workstations. The highly successful use of local area networks for information-sharing, messaging and other applications has led organizations to aggressively deploy wide area networks, which effectively interconnect local area networks and replicate their functionality across a much broader geographic area. The demand for wide area networks has grown as a result of today's competitive business environment. Factors stimulating higher demand include the need to provide broader and more responsive customer service and to operate faster and more effectively between operating units, suppliers and other business partners. In addition, as businesses become more global in nature, the ability to access business information across the enterprise has become a competitive necessity.

     Convergence between the Internet and corporate data networking. Today, many businesses are utilizing Internet-related services as lower-cost alternatives to several traditional telecommunications services. The near ubiquity and relatively low cost of the Internet have resulted in its widespread use for specific applications, most notably web access and e-mail. Internet protocol has become the communications protocol of choice for the desktop and for local area networks. As a result, Internet protocol wide area network implementation requires no protocol conversion, reducing overhead and improving performance. Many corporations are connecting their remote locations using intranets to enable more efficient communications with employees, providing remote access for mobile workers and reducing telecommunications costs by using value-added services such as Internet protocol-based fax and video-conferencing.

     Industry analysts expect the market for both Internet protocol-based data networking services and Internet access to grow rapidly as companies increase their use of the Internet, intranets, extranets and privately managed Internet protocol networks. According to industry analyst Forrester Research, Inc., an independent research firm, the total market for Internet services is projected to grow from $6.2 billion in 1997 to approximately $49.7 billion in 2002.

     Rapid growth in e-commerce. While most corporations' early use of the Internet was to establish an Internet marketing presence, businesses today are using the Internet much more aggressively: to generate new revenues, to increase efficiency through improved communications with suppliers and other third parties, and to improve internal communications. The rapid growth of e-commerce encompasses both business-to-business and business-to-consumer communications and transactions, and the projected growth of these markets over the next five years is dramatic. Forrester Research, Inc. projects that the market for business-to-business e-commerce will grow from $43 billion in 1998 to $1.3 trillion in 2003. In addition, Forrester Research, Inc. projects that the market for business-to-consumer e-commerce will grow from $8 billion to $108 billion over the same period.

     Outsourcing of Internet related services. In order to capitalize fully on the new opportunities presented by the Internet and e-commerce, businesses will require high quality, reliable and flexible data communications and infrastructure services capable of supporting mission-critical applications. We believe that an increasing number of businesses will seek to outsource these services to third-party providers for several reasons. First, the rapid growth of Internet-related businesses has created a shortage of information technology personnel skilled in Internet protocol and e-commerce development. Second, many companies believe that establishing leadership in their industry with respect to Internet-related services is important to the future of their business. Given this posture, time to market is critical and turning to a specialized, third-party provider can often shorten time to market. Finally, many infrastructure services require significant up-front investment. Many companies will choose to preserve their capital to invest in activities that are integral to their business strategy and seek to develop their infrastructure by purchasing services rather than investing in networks, systems and equipment.

     Rapid growth in colocation and web site hosting. While in the past only the largest companies provisioned their own data networking services, until recently businesses of all sizes typically housed, maintained and monitored their own web and content servers. As Internet-enabled applications become mission-critical, larger and more difficult to develop and maintain and require increasing amounts of investment, we believe a substantial number of businesses will outsource their colocation and web site hosting requirements to third parties. Forrester
Research, Inc. projects that the web site hosting business, including colocation, dedicated and shared hosting, will grow from less than $1 billion in 1998 to almost $15 billion by 2003. We believe that companies seeking Internet protocol expertise, high levels of security, fault-tolerant infrastructure, local and remote support and the cost benefits of a shared infrastructure will be most likely to outsource these services.

     Limitations of Internet protocol and the Internet. Despite the remarkable, rapid success of Internet protocol, the Internet faces limitations that may serve as a bottleneck between the full potential of Internet protocol and its use in mission-critical applications. First, in Internet protocol routing, packet data travels through the network without a pre-defined path or guaranteed delivery. Individual packets may travel separate paths and arrive at the network destination at different times. Second, Internet protocol packets cannot be identified as belonging to one class of traffic or another. For example, in a given flow of Internet protocol packets it is not possible to separate "real-time" traffic, such as voice over Internet protocol, from lower priority traffic, such as e-mail. Each of these issues limits the utility of Internet protocol for mission-critical, real-time enterprise networks. While we believe that an improved version of Internet protocol will be implemented, the timing and efficiency of these improvements remain uncertain.

     Bottlenecks at network access points. The Internet is a network of networks. Communication among these networks takes place at access points where they interconnect. Despite the near ubiquity of the Internet, there are only a few major public network access points. However, since the introduction of network access points, the volume of Internet traffic has increased dramatically, often overwhelming network access points' capacity to handle the smooth exchange of traffic. The public network access points are now space constrained, have inadequate power and air conditioning, have poor security, often employ older, less technologically advanced switching technologies, have limited or no available maintenance or support staff, and are not centrally managed. No single entity has the economic incentive or ability to facilitate problem resolution, to optimize peering of data networks, or to bring about centralized routing administration. As a consequence of the lack of coordination, and in order to avoid the increasing congestion at the public network access points, selected backbone providers have established connections at private network access points, connecting to other backbone providers for the exchange of traffic and bypassing public network access points.


BUSINESS STRATEGY

     Our objective is to tap the rapidly growing market for reliable, high speed data communications and Internet services. In pursuit of this objective, we intend to:

     Provide a single source for managed data network services and high quality Internet services. Data communications and the Internet are mission-critical to thousands of businesses worldwide and, according to industry studies, the market for these services continues to grow rapidly. Corporations are continually expanding and enhancing existing networks and deploying new services in response to this growth. By providing a wide range of services for both Internet and managed data networking services, we offer a single source solution to the key challenges faced by corporate information technology managers implementing Internet, intranet and extranet applications. Since the requirements and internal capabilities of customers vary significantly, we offer our services on a service-only basis and a fully managed basis, with service and equipment included.

     Capitalize on Bridge relationships to penetrate its customer base. We intend to aggressively market our services to the over 4,500 Bridge customers already connected to our network through both our sales force and the over 500 Bridge sales representatives around the world. We provide incentives to Bridge employees to refer Bridge customers to us. Since Bridge customers are already connected to our network, we believe we enjoy significant time-to-market, cost and quality advantages and enhanced customer retention when delivering our services to these customers.

     Target potential customers in buildings connected to our network. We intend to actively market our services to the businesses in the over 6,000 buildings worldwide that are connected to our network. These buildings are generally located in central business districts of major cities and are typically occupied by multiple businesses. Because our network is already in place, we expect to enjoy time-to-market, cost and quality advantages when delivering services to current and new customers located in these buildings.

     Expand our network and PrivateNAPsSM infrastructure. We intend to leverage the substantial investments made in our network infrastructure and service and support capabilities to service new customer segments, including large corporations in other targeted vertical markets, medium and smallbusinesses and Internet service providers. We intend to continue to expand our data network infrastructure to connect new cities and new buildings to our network. Over the next two years, we expect to establish facilities in 48 additional cities worldwide. We believe that this expansion will allow us to continue to expand our customer base, improve our service offerings and improve our economies of scale. We also intend to continue the expansion of our PrivateNAPsSM with the addition of three PrivateNAPsSM by June 30, 2000. Given the high volume of traffic that is carried on our network, we are also evaluating the purchase of local and long haul fiber to further reduce network operating costs.

     Grow domestic and international distribution channels. We intend to aggressively grow our distribution channels. We expect to significantly increase the size of our sales force for both global data networking services and Internet access services in 2000 and enter into distribution arrangements with companies licensed to provide our services in markets where we do not directly hold such licenses. We will also attempt to establish relationships with our Internet service provider customers who are interested in cross-selling our global data networking services to their existing customer base.

     Provide enabling infrastructure for e-commerce services. We believe that many of our target customers, particularly the financial services companies that receive Bridge content and applications, are aggressively pursuing e-commerce strategies. We believe that our network architecture of ATM technology and PrivateNAPsSM, highly available domestic and international dial access platforms and security services will enable businesses to communicate with customers and suppliers over the Internet and secure websites. As a result, we believe that we are well positioned to help our customers capitalize on the substantial anticipated growth in e-commerce.

     Develop and market new services. We intend to continue to develop new services, such as voice and video, that will enable us to further leverage our network infrastructure and our customer base. For example, we have deployed ATM to the edge of our network and intend to aggressively deploy ATM devices at customer premises allowing for the provision of multiple network applications with different quality of service levels over the same local access lines and customer equipment. The deployment of these devices will allow our customers to combine services that they may currently buy from multiple vendors, each on a different network, onto our network at a reduced cost. We are also in the process of upgrading and expanding our data center facilities to over 250,000 square feet of space, and expect to offer complex web hosting services at these facilities. We intend to further expand our relationship with Bridge to develop tailored product offerings which bundle news, financial content and trading applications with our data networking services. We also intend to develop bundled content or applications and network services with other trading partners targeted at new vertical markets.


SAVVIS SERVICES

     We believe that we are well positioned to solve the major problems currently facing Internet and data networking customers. We designed the SAVVIS ProActiveSM Network to offer a guaranteed, superior level of performance for both Internet and data networking services. We deliver a comprehensive range of high performance, quality of service differentiated products, including data networking, Internet access, intranets, extranets, colocation and other services.

     A common feature among all of the services that we provide to our customers is the substantial flexibility to choose among a range of offerings, including on a service-only basis and a fully managed basis. On a service-only basis, the customer is responsible for the design and integration of its network and the purchase of network hardware, relying on us only for network services. On a fully managed basis, we are responsible for the design, implementation, integration and ongoing support of the customer's network.


 Global Data Networking Services

     The SAVVIS ProActiveSM Network provides a reliable, high quality environment to transfer private corporate data among offices, employees, customers and suppliers because our network uses multiple backbones, switches and local connections to attain a high level of redundancy and is monitored 24 hours a day, 365 days a year. Because all of our global data networking services are carried over a single network, we are able to offer these services on a cost-effective basis relative to less technologically advanced private line networks, while providing comparable quality and security and significant improvements in redundancy, flexibility and scalability.

     Managed Data Networking. Managed data networking services provide data communication links over a shared network environment. Because we operate, manage and monitor our global network end-to-end, we are able to provide our customers with higher performance and greater reliability than networks that utilize the public Internet. Customers can connect to our data network using ATM, frame relay or Internet protocol technologies. Customers contract for connectivity to our global network and configure software-based permanent virtual circuits that emulate much of the functionality of private lines, but with improved scalability and redundancy and the ability to "burst" beyond the stated capacity of the permanent virtual circuits. Our managed data networking services are designed for those customers that require a very high level of quality and security for their networking services.

     Virtual Private Network Services. For customers who want to realize the cost benefits of a shared network but do not require the level of performance and security of our managed data networking services, we offer our
Internet-based virtual private network services. Virtual private networks utilize the near-ubiquity of the Internet to provide cost-effective connectivity for businesses with large numbers of sites, sites that do not have high bandwidth requirements, sites that are in remote locations or mobile workers. A typical Internet-based virtual private network supports dial-up access, resulting in extensive geographic coverage and, together with the implementation of tunneling, encryption, authentication and access control technologies, can establish a secure link between the mobile worker and the corporate network environment. One of our primary competitive advantages is that our
Internet-based virtual private network customers are served by our high performance network.

     Packet  Transport  Services.   We  offer   point-to-point  data  connection
services, which are implemented as ATM or frame relay permanent virtual circuits, for customers requiring high bandwidth point-to-point network communications.

     Dial Access. By the end of 2000, we plan to offer local dial access in over 20 U.S. markets, toll- free dial access for all other U.S. markets as well as international dial access. By the middle of 2001, we expect to provide local dial access in approximately 100 U.S. cities, increasing to approximately 300 U.S. cities by the end of 2001. Our dial access service will enable mobile workers, telecommuters and small-office and home-office users to connect to our high quality global data network. This service is targeted at those businesses with extensive extranets designed for e-commerce services and companies with a significant number of mobile workers who demand reliable, high-quality dial-up services.

 Internet Access Services

     We offer our customers in the U.S. a broad range of Internet access services designed to meet the varied needs of corporate customers and regional Internet service providers. Our Internet access services range from high-speed continuous access provided by dedicated telephone circuits to lower-cost dial-up services. The principal features of our Internet access services are the high performance, reliability and flexibility provided by the SAVVIS ProActiveSM Network that is connected to our system of PrivateNAPsSM allowing our customers to bypass the congested public Internet access points. We plan to make these services available outside the U.S. beginning in the third quarter of 2000. The high performance of our Internet access services has been verified by our analysis of data collected by Keynote Systems, Inc., which showed that we had the second best mean download time in 1999.

     Dedicated Access. We offer customers a range of bandwidth options, from 128 kilobits per second to 155 Mbps on a fully dedicated or burstable basis. We also provide all required Internet protocol addresses, primary and secondary domain name service, newsfeed service and network time protocol.

     Ethernet Service. For customers that seek a cost-effective 100% fiber optic network technology for high-speed Internet access, we offer our 10 Mbps Ethernet service. Our Ethernet service transmits information through a customer's existing local area network router. This service is an intermediate upgrade between our 1.5 Mbps service and our fractional 45 Mbps service.

     DSL Service. For commercial customers that seek cost-effective continuous connectivity for high-speed Internet access, we offer symmetric DSL services at speeds up to 1.5 Mbps. DSL services transmit information through a customer's existing copper telephone lines by encoding the information in a digital format. We currently offer DSL services in 16 U.S. cities, and we expect to add service to approximately 12 additional cities by the end of 2000.

     Wholesale Internet Access. We provide wholesale Internet access to local and regional Internet service providers who use our network to connect their customers to the Internet.

     Internet Security Services. For companies using the Internet, protection from internal and external threats to their corporate network is extremely important. We offer a broad range of security services designed to provide a customer with the ability to:

     o authenticate users attempting to gain access to its network;

     o prevent intruders from accessing its network;

     o protect the integrity of the content on its network; and

     o encrypt secured transmissions of company data through the Internet.

     We evaluate and assess a customer's security needs, recommend appropriate security services, and implement, manage, monitor and maintain these services. We also perform security audits to find deficiencies in a customer network and in host computers attached to that network and recommend appropriate services. Our security services utilize the products and services of Netrex, Inc., a well-known Internet security provider.


 Colocation Services

     We offer customers a secure, fault-tolerant environment in which to locate their mission-critical content and networking hardware. We provide these services in data center facilities that are currently being upgraded and expanded to over 250,000 square feet of space. These state-of-the-art facilities are located directly on our network to provide high quality, cost-effective Internet access and hosting to the web sites of our colocation customers. We expect to complete upgrades and expansions during 2000 in Boston, London, New York, St. Louis, Los Angeles, San Francisco, Dallas, Chicago and Washington, D.C. By using our colocation facilities, customers enjoy a highly secure, fault-tolerant environment and direct access to our global data network and avoid significant capital outlays required to construct such facilities on their own. Customers have physical and remote access to our colocation facilities 24 hours a day, 365 days a year, to manage, monitor and maintain their equipment, or they may engage us to provide support services. Our colocation services are targeted at content providers, Internet-centric businesses and application service providers.


SALES AND MARKETING

     We contact potential new customers through our direct sales force and our recently implemented lead referral program. Our direct salespeople together with our sales engineers develop sales proposals for potential new customers. After a sale is completed and the services are implemented, the client solutions team assumes the management of the customer relationship, handling support issues and selling additional services and connectivity as the customer's business grows.

     Direct Sales. Our direct sales force consisted of approximately 100 sales representatives and sales engineers in the U.S. as of December 31, 1999. Our direct sales force is specialized along product lines, which enables our sales representatives to develop an expertise in a specific product area, including customer applications and requirements. This specialization also allows us to customize our sales compensation arrangements to the sales cycle, revenue and margin characteristics of each product. All sales representatives take part in an extensive training program designed to develop in-depth technical expertise so they can better understand customers' complex networking needs and develop customized solutions.

     Our sales force is divided between our Global Networking Sales Division and our Internet Access Sales Division. We employ a distributed sales model for global networking sales to facilitate a consultative sales approach. Our global data networking sales force currently consists of twenty people based in six major cities in the U.S. In contrast, we have a centralized sales model for our Internet Access Sales Division. Our Internet access sales force presently consists of approximately 114 representatives based in Reston, Virginia. We intend to locate additional centralized sales teams in Europe, Asia and Latin America by the end of 2001.

     Bridge Lead Referrals. We expect to capitalize on our relationship with Bridge, a major content provider to financial services companies, to generate sales leads in the financial services market. As of December 31, 1999, Bridge had approximately 500 sales representatives worldwide, located in the world's key financial centers. These sales representatives support a customer base of over 4,500 financial services companies already connected to our network. We expect to be able to provide these businesses with additional services in a rapid, cost-effective and scaleable manner. In addition to Bridge, we believe that additional content providers will be interested in establishing lead referral programs. A relationship with SAVVIS will enable a content provider to deliver its service in a real-time, high quality manner and provide an incremental revenue opportunity through a lead referral commission.

     Alternate Channels. In addition to relationships with content providers, we have developed new distribution arrangements with over 500 Internet-related and communications companies. To help these companies compete in today's changing market, our alternate channels strategy brings companies network infrastructure, sales and technical support and value added data services. Through our Web based access our partners have access to our lead referral program, free marketing materials and collateral and an exclusive incentive promotion. Our channel partners  will  benefit by  generating  additional  revenues,  providing  a more complete service bundle and reduce customer churn. We have identified distribution opportunities with Internet service providers, competitive local exchange carriers, DSL companies and other communications and Internet-related companies in the United States, Europe, Asia and Latin America.

     Client Solutions Team. Our client solutions team is responsible for customer relationship management. The team alerts customers when their bandwidth utilization approaches capacity and advises customers on methods to improve the performance and security of their network using additional SAVVIS services. This team is also able to cross-sell to existing customers additional services, such as advising a managed data networking client on Internet and e-commerce services.

     Marketing. Our marketing programs are designed to build national and global awareness of the SAVVIS brand name and its association with high performance, high quality corporate data networking services and Internet services. We use brand awareness and direct marketing programs to generate leads, accelerate the sales process, retain existing customers and promote new products to existing customers. Our print advertisements are placed in trade journals, newspapers and special-interest publications. We participate in industry trade shows, such as Networld+InterOP, IT Expo and Internet World. At the 1999 Networld+InterOP show, our virtual private network services were named the "Best of Show" for wide area network services. We also use direct mail, e-newsletters, widespread fax distributions, surveys, telemarketing, Internet marketing, on-line and on-site seminars, collateral materials, advertising, welcome kits and direct response programs to communicate with existing customers and to reach potential new customers. Many of these marketing programs are co-funded by our suppliers. Our marketing programs are targeted at information technology executives, as well as senior marketing and finance managers. We closely track the impact and effectiveness of our primary marketing programs.

     Sales Force Automation. We use our proprietary sales force automation system to manage all pre-sales communications with our prospective customers. All distribution and tracking of sales leads occur through this system. Sales leads are imported from data sources such as corporate web sites, telemarketing, direct mail and national advertising campaigns, and assigned regionally to the desktops of the appropriate sales representatives. All contact with these prospects is documented in the sales force automation system through every step of the sales cycle, from initial contact to contract receipt. In addition, this system allows sales management to monitor the sales activity of their specific sales representatives and generate sales forecasts based on that activity. Further, our sales force automation system tracks all marketing communications with the prospective customers, allowing us to measure the effectiveness of various collateral materials and marketing campaigns in an effort to maximize our marketing dollars. Lastly, our sales people use our sales force automation system to track and manage their personal sales prospects and to send customized packages of sales literature, brochures and faxes directly from their computer desktops, thereby improving sales efficiency.

CUSTOMERS

     We currently provide services to approximately 1,150 customers. On February 18, 2000, Bridge entered into a network services agreement with us and became our largest customer. Assuming we had received the minimum revenues under the network services agreement for the first year of the agreement in 1999, Bridge would have represented approximately 83% of our 1999 revenues. We expect that Bridge will account for a significant percentage of our revenues during 2000. No individual customer accounted for more than 5% of our revenues during the year ended December 31, 1999. We also provide services to many Internet service providers and Internet-centric businesses.

     Our contracts with our customers are typically for one to three years in length. The Bridge network services agreement is a ten-year contract. Many of our customer contracts contain service level agreements that provide for service credits should we fail to maintain specified levels of quality.


CUSTOMER SERVICE

     Our goal is to provide the highest level of customer service in the industry. We believe that high quality customer service is critical to attracting and retaining customers and to satisfying the rapidly growing data networking requirements and Internet services needs of these customers. Our comprehensive approach to customer service and satisfaction includes a focus on:

     o providing written guarantees of service quality;

   o providing services on a service only basis and a fully managed basis, with service and equipment included, that are tailored to meet customer needs; and

     o providing   effective   management,   monitoring   and  support  for  our
customers' data networks.

     We believe our network architecture, proprietary routing policies and industry leading service level agreements provide our customers with very high service quality. We are able to offer our customers different levels of service priority for their different data transmission needs over one high-quality network. For example, e-commerce and real-time applications, such as voice, can be assigned the highest level of quality of service, while other applications, such as e-mail, can be assigned a lower priority of service. By assigning the highest level of service only to mission-critical or real-time applications, customers can lower their overall data services costs without compromising their data networking requirements.

     Customer Call Centers. Customer support personnel located in call centers in St. Louis, Missouri, London, England and Singapore handle service inquiries from our customers 24 hours a day, 365 days a year, and provide this service in eight languages. These personnel are organized in client teams and are highly trained to identify and resolve customer issues rapidly and completely. Our customer call center support services are supplied to us by Bridge under a ten-year technical services agreement. Bridge reported to us that in September 1999 its call centers answered an average of 6,000 calls per week, maintained an average hold time of under 15 seconds and resolved 98% of customer issues with front-line support personnel. To track trouble tickets and customer information, Bridge uses a proprietary management platform based on Vantive enterprise software, a highly scaleable platform for problem tracking and customer record access and maintenance that is easily accessible by personnel at all of our network operations centers. We use an integrated client/circuit information database that allows our customer support personnel to quickly access a customer's profile from any of our support centers. In our local markets, we or Bridge have available to us over 270 field technicians who are experts in Internet protocol, Unix, NT and ISDN technology and who are generally able to respond to customer requests within two hours.

     Management, Monitoring and Maintenance. We provide our customers with detailed monitoring, reporting and management tools that allow them to review their usage patterns, network availability, outage events, latency and data loss. These tools allow our customers to evaluate the performance of our service against our service level guarantee as well as review utilization and performance data to facilitate their network planning and design activities.

     Service Level Agreements. The consistent, reliable performance of the SAVVIS ProActiveSM Network enables us to provide effective service level agreements to our customers. We believe that companies unable to support a commensurate level of predictable network performance will not be able to provide service level agreements with value to the customer or will do so at substantial risk to their own business.


SAVVIS PROACTIVESM NETWORK INFRASTRUCTURE


 OVERVIEW

     The SAVVIS ProActiveSM Network reaches 43 countries, with facilities in 83 major cities, including 58 international cities and 25 U.S. cities. Our network interconnects over 6,000 buildings worldwide and is based on ATM, frame relay and Internet protocol technologies. In addition, our network incorporates ten PrivateNAPsSM, which allows our Internet traffic to bypass the congested public Internet access points.

     We have designed our network to enable us to offer our customers high speed, high quality services, as well as a range of quality of service levels and multiple levels of redundancy. Our network is designed with:

     Open System Architectures. Our network is based on ATM, frame relay and Internet protocol technologies. These are open systems networking protocols that are in widespread use in data communications. Internet protocol is the most commonly used and fastest growing networking protocol in the world. By carrying Internet protocol on our network, we generally allow our customers to connect to their customers, suppliers and remote offices using equipment already installed in their networks and the networks to which they connect. Additionally, by using ATM and frame relay in our network, we enhance network utilization and quality of service, and we are able to easily communicate with third party networks for the delivery of traffic on and off our network without procuring special interface technologies or devices.

     Quality of Service Differentiation. Our network architecture allows us to offer and guarantee different levels of service priority for customers' different data transmission needs. For example, e-commerce and real-time applications, such as voice, can be assigned the highest level of priority, while other applications, such as e-mail, can be assigned a lower priority of service. By offering a quality of service differentiated product, we enable customers to select a price/performance combination that is appropriate for their needs. As we deploy ATM devices at the customer premises in the first quarter of 2000, customers will be able to run multiple applications, such as Internet access, intranet and private voice, over the same equipment and local access, thereby saving on local network transport and equipment costs.

     High Reliability. We utilize multiple, redundant circuits, switches and physical locations to substantially reduce the effects of a single point of failure within our network. This redundancy, combined with our switching and routing equipment, generally enables us to automatically reroute traffic when a failure occurs, resulting in higher overall network performance and integrity. Our backbone switches also incorporate high levels of equipment-specific redundancies, resulting in higher levels of availability than those found in basic routing platforms. We also employ uninterruptable power supplies and/or electric generator back-ups at each switching facility, designed to limit the impact of local power outages on our network.


 Global Network Components

     The components of our network include the following:

     Switching Facilities. There are over 200 Lucent ATM and frame relay switches, providing a highly redundant switch backbone deployed throughout the SAVVIS ProActiveSM Network. We have over 300 backbone routers installed and there are approximately 10,500 Nortel routers located in office buildings and on Bridge's customers' premises. Our switches are located in secure facilities, which provide highly reliable, direct access to high-speed telecommunications infrastructure. In each switching facility, we rent space, install networking equipment, including ATM or frame relay switches, routers and high-speed analog and digital modems.


     Backbone Capacity. Our network is designed with a highly redundant backbone infrastructure, including diversely routed long haul and local access connections from multiple carriers. We interconnect our switching facilities through high speed lines leased from a variety of carriers, including Qwest
Communications International, Inc., MCI Worldcom, Inc. and Broadwing, Inc., formerly known as IXC Communications, Inc. Our leased line connections range in capacity from 45 Mbps through 155 Mbps in the U.S. and up to 45 Mbps internationally. To enhance our redundancy, we lease ATM service from Sprint Corporation. This service is delivered using the highest quality of service mode available and our service connections range in capacity from 45 Mbps through 620 Mbps. The combination of our leased lines and Sprint ATM service makes our transmission backbone highly redundant so that at least two diverse paths exist between all of our switching facilities. The "fault tolerant" configuration of our network allows data packets to travel on many alternate paths to connect points on our network.


     PrivateNAPsSM. For our customers' Internet traffic, we have built private network access points, or PrivateNAPsSM, where we connect to the Internet backbones operated by Sprint Corporation, Cable & Wireless plc and UUNET, an MCI Worldcom company. At each of our PrivateNAPsSM, we are connected to these carriers through transit agreements that allow us to connect to their Internet networks for a monthly fee. Since we are a paying customer of each of these
Internet backbone providers, we believe we realize better response times, installation intervals, service levels and routing flexibility than Internet service providers that rely solely on free public or private peering arrangements. We currently operate ten PrivateNAPsSM in the U.S. In addition, to enhance our carrier redundancy, at each of our PrivateNAPsSM, we connect to other Internet backbones through peering arrangements where each party to the peering arrangement agrees to carry the other party's traffic for free. We have peering arrangements in place with AboveNet Communications, Inc., DIGEX,
Incorporated, Exodus Communications, Inc., Frontier GlobalCenter, Level 3 Communications, LLC, PSINet Inc. and Williams Communications Group, Inc. These peering arrangements allow for settlement-free, direct connections between networks, where local access charges are generally split evenly between the applicable parties. Smaller Internet service providers typically connect to our network through transit agreements that allow them to connect to our network for a fee.


     Our PrivateNAPSM architecture combined with our proprietary routing policies enables us to route customer traffic directly onto the Internet backbone of its destination for a substantial portion of global Internet addresses. This network architecture allows our customers' Internet traffic to generally bypass congested public Internet network access points, thereby reducing data loss and latency and improving reliability and performance. In addition, customers directly connected to the same PrivateNAPSM get one-hop access, meaning their data pass through only one router, when communicating with each other, and two customers connected to different PrivateNAPsSM enjoy two-hop access, meaning their data pass through only two routers, when communicating with each other, in both cases completely bypassing the public Internet.


     Dial Access Platforms. We are currently deploying 25 Nortel dial access platforms in over 20 cities in the U.S., which we expect to have completed by the end of 2000. By mid-2001, we plan to deploy dial access in approximately 100 U.S. cities, increasing to approximately 300 U.S. cities by the end of 2001. Our dial coverage may be supplemented by toll free dial access where we do not have local dial access, and by the end of 2001 the platforms are expected to contain over 20,000 ports.


     Colocation. We are in the process of upgrading and expanding our Internet colocation data center facilities to over 250,000 square feet of space. We expect to complete the upgrade and expansion during 2000 in Boston, London, New York, St. Louis, Los Angeles, San Francisco, Dallas, Chicago and Washington, D.C. All of these facilities will be served by multiple 2.5 gigabits per second connections for local access. Development is underway to elevate these facilities to state-of-the-art levels with high availability, mission-critical environments, including uninterruptable power supplies, back-up generators, fire suppression, separate cooling zones and seismically braced racks. These facilities will be accessible 24 hours a day, 365 days a year, both locally and remotely, and will have high levels of physical security. These facilities include two fully redundant colocation facilities in St. Louis, Missouri, each of which will contain approximately 90,000 square feet, approximately 60,000 of which will be subleased to Bridge.


 Network Operations Centers

     Our global network operations center, which is owned and managed by Bridge and located in St. Louis, Missouri, operates 24 hours a day, 365 days a year, and is staffed by over 20 of our skilled technicians. We also have regional network operations centers in London and Singapore. These regional centers operate for ensuring backup for the St. Louis facility. From these network operations centers, we remotely monitor the components of the SAVVIS ProActiveSM Network, including our PrivateNAPsSM, and perform network diagnostics and equipment surveillance. The network operations centers use sophisticated, proprietary network management platforms based on the Lucent NavisCore, HP OpenView, and Nortel Optivity programs to monitor and manage our switching facilities and our routers.


TECHNOLOGY OVERVIEW

     Private networks. Private networks typically comprise a number of private, leased lines that interconnect multiple corporate locations. The advantages of private lines include quality, since capacity is reserved for the exclusive use of the network owner, and security, since the owner's data transmissions are not commingled with those of other customers. Private line networks have been most popular in the U.S., where capacity prices are lowest. While private lines are typically secure and reliable, they do not use network capacity efficiently and are not flexible or scaleable as changes in network topology are implemented.

     Shared networks. Until recently, prices for long-haul telecommunications capacity outside of the U.S., particularly international capacity, were relatively expensive. Since the advent of data networking, only users with extremely high capacity requirements invested in private networks in these locations. Most other users employed shared networking technologies, whereby multiple corporate locations would be interconnected with the data network of a major telecommunications carrier or value-added network service provider for carriage to the appropriate destination.

     X.25 was an early open shared network protocol that was designed to support mission-critical communications over analog networks. X.25 has been extremely popular outside of the U.S., where until recently private line networks have remained expensive, and in developing markets where the telecommunications infrastructure is sometimes unreliable. X.25 contemplates extensive error detection and data recovery processes, which slows the effective rate of transmission.

     Today, ATM, frame relay and Internet protocol are driving the migration of traffic from private line networks to shared networks and from older open protocols such as X.25 to newer architectures.

     Frame Relay. Frame relay evolved from X.25 networks and today is widely used for applications such as local area network-to-local area network communications. Unlike X.25, frame relay does not perform any complex error detection or error recovery of data. As a result, it is a simpler and faster technology. Frame relay circuits are effective to create a network of interconnected sites because each site needs only one link into the frame relay network to communicate with all other sites. Frame relay is less costly than point-to-point private networks, and its software-defined "virtual circuits" make it easier to alter network topology as connectivity requirements change. One limitation of the frame relay protocol is its application for real-time services. Frame relay packets are variable in length, and as large data files transit the network they can cause delays at key aggregation and switching points, often causing other traffic to be delayed. These delays can materially degrade the quality of real-time services such as voice and video.

     ATM. The ATM protocol was specifically designed to support the transmission of all types of content, including data, video and voice, over a single network. ATM generally has the ability to prioritize cells to ensure that real-time data takes priority over less time-sensitive material when transiting the network. This enables service providers to offer service guarantees with a greater degree of confidence and facilitates the introduction of real-time services that are difficult under other protocols.

Additionally, ATM data cells are small and fixed in size, facilitating high-speed line transport at speeds up to 2.5 billion bits per second. One limitation of ATM is that the benefits created by the small, fixed nature of ATM cells also create incremental traffic on the network. Each cell requires its own identification and addressing information, which is repeated in each of many individual ATM cells that comprise a given data transmission. The replication of this "header" information generates additional overhead for the network, requiring the network operator to provision additional transmission capacity.


     Internet Protocol. Internet protocol is a simple, highly scaleable protocol that is a core element of the architecture of the Internet and can be used across most network technologies in use today. Internet protocol has also become the communications protocol of choice for the desktop and the local area network, thus data networking over Internet protocol requires no protocol conversion, reducing overhead and improving performance. The protocol does not distinguish among classes of traffic, which limits its ability to deliver real-time services.


     Our Network. We have built the SAVVIS ProActiveSM Network to take advantage of the rapid growth of Internet protocol in corporate networks, to offer customers the ability to run multiple applications on a single network and to allow customers to choose the quality of service level which best meets their needs. By building our network to run Internet protocol over ATM, we allow our customers to overcome the limitations of Internet protocol and designate the level of priority to be accorded to their traffic.


COMPETITION


     The markets that we serve are intensely competitive. In addition, we expect to face significant additional competition in the future from existing competitors and new market entrants. Many of our competitors have greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships in the industries that we operate in than we do.


     We believe that a highly reliable network infrastructure, a broad range of quality products and services, a knowledgeable sales force and the quality of customer support are the primary competitive factors in our targeted markets and that price is generally secondary to these factors. We believe that we presently are well positioned to compete favorably with respect to most of these factors. Our current and potential competitors in our targeted markets include:


     Data Networking Companies. Several data networking companies such as Equant N.V., Infonet Services Corporation, Concert Management Services Inc. and Global One offer data networking services to business customers worldwide. These services include ATM and frame relay, private line, Internet access and network outsourcing. These companies have significant experience in offering tailored services and market their expertise in providing these services and related technology. For example, Reuters Group plc and Equant N.V. recently announced that they intend to form a joint venture for the purposes of offering IP network services to the financial services industry. There are also a number of new entrants, such as Digital Island Inc., that are targeting specific niches to deliver customers' data traffic worldwide.


     Internet Service Providers. Our current and potential competitors in the market include Internet service providers with a significant regional, national or global presence targeting business customers, such as Apex Global Information Services, Inc., AT&T Corp., Cable & Wireless plc, GTE Internetworking, ICG Communications, Inc., Intermedia Communications Inc., PSINet Inc., Sprint Corporation, UUNET, an MCI Worldcom company, Concentric Network Corporation and Verio Inc. Many of these companies are developing Internet-based virtual private network services that attempt to replicate some or all of the functionality of our managed data networking services.


     Telecommunications Carriers. Many large carriers, including AT&T Corp., British Telecommunications plc, Cable & Wireless plc, MCI Worldcom, Inc., Deutsche Telekom AG and Sprint Corporation, offer data networking and Internet access services. They compete with us by bundling various services such as local and long distance voice, data transmission and video services to their business customers. We believe that there is a move toward horizontal integration by telecommunications companies through acquisitions of or joint ventures with Internet service providers to meet the Internet access and data networking requirements of business customers. Accordingly, we expect to experience increased competition from these telecommunications carriers.

     Other Competitors. Because we offer a broad range of services, we encounter competition from numerous businesses which provide one or more similar services. For example, we compete with companies such as Exodus Communications, Inc., Qwest Communications International Inc., Global Crossing Ltd., DIGEX, Incorporated and Level 3 Communications, Inc. in the colocation facilities market.


REGULATORY MATTERS

     As with any provider of global data networking and Internet access services, we face regulatory and market access barriers in various countries resulting from restrictive laws, policies and licensing requirements. Our six major markets consist of the United States, the United Kingdom, Germany, France, Italy and Japan. Data networking and Internet access services are now open to competition in all of these foreign markets, but a license is required, except for France where no license is required. We believe that we are licensed to provide data networking and Internet access services as an independent operator under the applicable telecommunications regulations in the United Kingdom and Italy, that in France we are authorized to provide such services without any license and that in Germany we have notified the necessary authorities to allow us to provide such services. In Japan, we are currently authorized to provide data networking services only to Bridge and are in the process of making application for the appropriate license to offer services to third parties.

     In most other countries that we believe represent significant revenue potential, our data networking and Internet access services are now open to competition, although in most cases a license is required. In some of these countries, including Australia, Austria, Belgium, Denmark, Finland, Hong Kong, Luxembourg, The Netherlands, New Zealand, Norway, Puerto Rico, Spain, Sweden and Switzerland, we are authorized to provide data networking and Internet access services to Bridge and third parties. However, in the remainder of these countries, including Brazil, Canada, Chile, India, Indonesia and the Philippines, we are authorized to offer data networking services only to Bridge, although with respect to Canada, we have already applied to provide services to third parties. Our business plan does not contemplate selling significant services outside of the U.S., except to Bridge, in the near term. Therefore, we do not believe that our inability to offer services to third parties in these countries is significant.

     In addition, we face regulatory and market access barriers in countries in which we do not operate but in which we have an obligation to purchase the Bridge Internet protocol network assets that we have not already acquired in the Bridge asset transfer. These Bridge network assets generally will not be transferred to us as part of the Bridge asset transfer because of telecommunications licensing or other regulatory requirements.

     We are in the process of seeking regulatory approvals in some countries to offer services to Bridge and third parties, including Greece, Ireland, Hungary, Taiwan, and Venezuela and with respect to Mexico, Bridge only. Although we expect the asset transfer to occur in these countries within one year after the completion of our initial public offering we cannot assure you that we will obtain any of these approvals. We do not believe that the failure to obtain these licenses will have a material impact on our revenues as we do not expect revenues from non-U.S. customers to be substantial in the near term.


 World Trade Organization Agreement and its Implications

     On February 15, 1997, 69 countries at the World Trade Organization reached an agreement to liberalize market access and introduce national treatment in basic telecommunications services. Since then, two of the 69 participants have submitted improved basic telecommunications schedules and three World Trade Organization members who did not participate in the negotiations have submitted commitments, bringing the total number of governments with basic telecommunications schedules to 72. In February 1998, the results of the World Trade Organization negotiations on market access for basic telecommunications services formally entered into force and became binding on the signatory countries.

     Despite the World Trade Organization agreement, regulatory obstacles continue to exist in a number of signatory countries. First, some signatory countries made only limited commitments in terms of the services that they were willing to liberalize and the timeframe in which they were willing to do so. Second, some less developed signatory countries are not well prepared for competition or for effectively regulating a liberalized market; gaining the requisite experience and expertise is likely to be a long and difficult process. Finally, even in liberalized countries, there remains considerable "post-liberalization red tape," such as complicated licensing rules, foreign ownership limits, high fees and undeveloped competition and interconnection safeguards.

     Corporate Presence. In a number of jurisdictions, we are permitted to provide data networking or Internet access services to local customers only after first establishing a corporate presence, by way of either the incorporation of a subsidiary or the registration of a branch or representative office. We have established or will establish such a local presence in each of the jurisdictions where such a presence is legally required.


 Regulatory Analysis by Service Type

     Data Networking Services. The core of our data networking services business is providing managed data networking services to corporate customers. The managed data networking services that we provide are generally characterized as data transmission services or value added services for licensing purposes. We are authorized by law or by individual license or a general authorization obtainable by simple notification or declaration by an automatic "class" license to provide these services in the foreign countries in which we expect to generate significant revenue from data networking services. In the European Union member countries, such services may be provided upon the satisfaction of a simple registration, notification or authorization procedure, in some cases, without the need for any formality.

     Internet Access Services. The Internet access services that we provide in the U.S. do not require any authorization. The Internet access services that we offer outside of the U.S. generally do not require any authorization beyond those required for managed data networking services and value added services. However, because the regulation of Internet access is ill-defined or in flux in some countries, there is a risk that customers are using our network to access the Internet in countries that may prohibit, or wish to prohibit, such access. We may limit this risk by discontinuing such access if measures are taken or threatened by the pertinent authorities to restrict the use of our network for Internet access.


 Substantive Regulation in Key Markets

     The regulatory regimes applicable to the United States, the United Kingdom, Germany, France, Italy and Japan, which will be our six major markets following the Bridge asset transfer, as well as that of the European Union, are summarized below.

     United States. We believe that the regulatory framework governing the provision of telecommunications services in the United States permits us to offer all of our planned data networking services without significant legal constraints. We provide these services on a resale basis or a facilities basis. To the extent that any of these planned or future services require prior authorization, either by the Federal Communications Commission, or FCC, or by a state public utility commission, we believe there is no significant risk that such an application would be denied or would face processing delays that would have a material adverse effect on us.

     Nevertheless, services offered over the Internet or using Internet protocol may present distinct regulatory issues, as is also the case in the European Union. The regulatory classification and treatment of some of these services has not been resolved authoritatively in the United States, and it is possible that various Internet-related services will be subject to prior authorization and to as yet undefined terms and conditions under which such authorizations may be granted.

     The provision of basic telecommunications services on a common carrier basis is subject to regulation in the United States. An entity that provides such services on a common carrier basis is classified as a telecommunications carrier. Interstate and international common carrier services provided by a telecommunications carrier are subject to the FCC's jurisdiction under Title II of the Communications Act. Intrastate telecommunications services are subject to regulation by the relevant state Public Utility Commission.

     We believe that the products and services we offer are not subject to regulation, but there is some risk that the FCC or a state commission could determine that our products and services should require specific authorization or be subject to other regulations. If that were to be the case, these regulatory requirements could include prior authorization requirements, tariffing requirements and the payment of contributions to federal and state-created subsidy mechanisms applicable to providers of telecommunications services. Some of these contributions would be required whether or not we would be subject to authorization or tariff requirements.

     There also is some uncertainty about the regulatory status of voice services provided on data networks. If we were to offer voice services in the future, there is some risk that those services could be subject to regulation and that those services could be treated similarly to voice services provided over conventional circuit-switched network facilities for purposes of making payments to local telephone companies for origination and termination of calls and for other purposes.

     European Union. In the last ten years, the European Union has established a comprehensive and flexible regulatory system, culminating in the full liberalization of telecommunication networks and services effective on January 1, 1998. By that date, ten European Union member countries were required to adopt a fully liberalized telecommunications regime. These countries are
Austria, Belgium, Denmark, Finland, France, Germany, Italy, The Netherlands, Sweden and the United Kingdom. The five remaining European Union countries, Luxembourg, Ireland, Spain, Portugal and Greece, were allowed a derogation allowing them to delay the full liberalization of their telecommunications regime until a later date. As a result, Luxembourg liberalized its telecommunications regime on July 1, 1998; Spain and Ireland liberalized on December 1, 1998; and Portugal liberalized on January 1, 2000. Currently, only Greece is not required to have a fully liberalized telecommunications regime. Greece is required to liberalize by December 31, 2000.

     The process of opening up the telecommunications markets in the European Union was achieved through European Union legislation called directives. Directives are addressed to and binding on European Union member countries and require implementation into national law. There are two types of European Union directives relating to telecommunications: first, directives adopted by the European Commission aimed at liberalizing European Union markets and, second, directives adopted by the European Council aimed at ensuring that a minimum set of harmonized rules, to ensure fair competition, applies throughout the European Union. All 15 European Union member countries were obligated to incorporate the principles contained in these directives into their respective domestic legal frameworks. However, the impact of the European Union directives has been affected in some cases by late or inadequate implementation, as well as the irregular enforcement by the domestic regulatory authorities of some European Union member states.

     United Kingdom. The Telecommunications Act of 1984 provides the regulatory framework for the provision of telecommunications services in the United
Kingdom. The authorization regime established by this act is largely infrastructure based, meaning that "systems" are licensed, with licenses for the provision of specific services being the exception. This authorization regime also is based on licenses, rather than regulations or other generally applicable instruments. There are two broad types of licenses, individual and class. Finally, with minor exceptions, regulatory treatment under this act does not hinge on whether the license applies to data or voice.

     We provide our managed data networking services and value added services on an international basis under the Telecommunications Services License, which is a class license. This license authorizes the provision of fixed telecommunications services of any description, other than international voice services, broadcasting and conditional access services. This license allows the connection of the licensee's telecommunications system to essentially any other licensed system, and allows the commercial supply of services to third parties from up to 20 premises. Internet access services are not subject to additional service-specific regulation.

     Germany. The legal framework for the deregulation in the telecommunications sector in Germany was transformed by the Telecommunications Act of 1996, which became effective on August 1, 1996, and its implementing ordinances adopted since then. This act has liberalized most telecommunications services, subject to a licensing regime that is in conformity with European Community law in all material respects. However, some telecommunications services, such as asynchronous DSL, are not liberalized. Nevertheless, the managed data networking services and value added services that we offer can be provided in Germany upon notifying the regulatory authorities, which we have done.

     France. The legal framework for regulation in the telecommunications sector in France was transformed by the Telecommunications Act of 1996, which became effective on July 28, 1996, and subsequent decrees on interconnection, universal service, numbering, licensing and rights-of-way. This act has liberalized most telecommunications services, subject to a licensing regime that is in conformity with European Community law. The data networking services we provide, whether managed data networking services or Internet access services, currently do not require any form of authorization.

     Italy. Pursuant to law No. 103/1995 and subsequent decrees, the provision of telecommunications services in Italy to the general public is subject to the granting of two specific authorizations from the Ministry of Communications. One authorization relates to provision of telecommunications services through direct access to the public network, including Internet access services, and one authorization relates to provision of packet- and circuit-switched data services or simple resale of capacity, including data transmission. For the provision of telecommunications services through switched access to the public network, a notice must be filed with the Ministry of Communication. Savvis has received both of the above referenced authorizations and provided the requisite notice.

     Japan. The legal framework for regulation in the telecommunications sector in Japan is the Telecommunications Business Law. This law requires a Special Type 2 License if a company makes its international communication facility, including privately leased international lines, available to any third party for the purpose of telecommunication by that third party. In this context, the term "telecommunication" encompasses the act of data transmission. Accordingly, if a company provides its customers access to an overseas database through its leased lines, it will be required to obtain a Special Type 2 License. However, if a company were to replicate the database in Japan and permit access to the database from within the country, the Telecommunications Business Law would not apply, even if all the information were transmitted directly to the database from an overseas parent company or subsidiary. Under the Telecommunications Business Law, information transfers exclusively between a parent company and its subsidiary are exempt from licensing. Moreover, if a company provides Internet access services directly or indirectly through the local Internet access providers that hold a Type 1 License or a Special Type 2 License, it will only be required to obtain a General Type 2 License, in general. We are in the process of applying for a Special Type 2 License.

 Regulatory Assessment of Other Markets

     Europe, excluding European Union member countries. Telecommunications services are liberalized in varying degrees in European countries that are not European Union member countries. As a matter of practice, Switzerland and Norway conform their regulatory frameworks to the European Union model and we are authorized to provide services to Bridge and third parties in both countries. By contrast, in Hungary, upon filing the necessary notification, a foreign owned subsidiary may provide limited data networking services to a defined group and, upon receipt of necessary licenses, may provide Internet access services. In Poland, however, minimum local ownership requirements limit greatly the extent to which data networking or Internet access services may be provided.

     Asia, excluding Japan. Regulatory regimes vary greatly in character throughout Asia. At the liberalized end of the range, countries such as Australia and New Zealand have liberalized policies that require no licenses to provide data networking and Internet access services and we are authorized to provide services to Bridge and third parties in both countries. Other countries, such as Taiwan, are open to competition, but require service providers to comply with extensive licensing procedures, which we are in the process of processing. At the more restrictive end, countries such as Indonesia and India require some minimum level of domestic ownership in order to provide data networking and Internet access services to persons other than Bridge.

INTELLECTUAL PROPERTY

     We do not own any or registered trademarks, except for our business name and several product names for which we are in the process of applying, nor do we hold any material licenses, franchises or concessions. We enter into confidentiality and invention assignment agreements with our employees and consultants and control access to and distribution of our proprietary information.


EMPLOYEES

     As of December 31, 1999, we employed 214 full-time persons, 67 of whom were engaged in engineering, operations and customer service, 117 in sales and marketing, and 30 in finance and administration. Approximately 100 personnel were transferred from Bridge to SAVVIS upon the transfer of the Bridge network on February 18, 2000. None of our employees is represented by a labor union, and we have not experienced any work stoppages to date. We consider our employee relations to be good.

                                  RISK FACTORS

     In connection  with the safe harbor  provisions  of the Private  Securities
Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the projections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause our actual results to differ materially from those projected in our forward-looking statements.


RISKS RELATED TO OUR BUSINESS


A SIGNIFICANT PORTION OF OUR REVENUES IS EXPECTED TO COME FROM BRIDGE, AND THE LOSS OF BRIDGE AS A CUSTOMER OR REDUCED DEMAND FROM BRIDGE WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     We have entered into a network services agreement with Bridge whereby Bridge became our largest customer. Under the network services agreement, Bridge committed to purchase at least of $105 million of network services from us in 2000. Assuming we had received these minimum revenues for the first year of the agreement in 1999, Bridge would have represented approximately 83% of our 1999 revenues. The network services agreement with Bridge could be terminated prior to its term if we default in our performance under this agreement, including if we fail to meet our service level commitments, or Bridge is unable to perform its obligations under the agreement. The loss of Bridge as a customer, or reduced demand from Bridge, would materially reduce our expected revenues and, consequently, would have a material adverse effect on our business.


BRIDGE IS HIGHLY LEVERAGED, HAS HAD SIGNIFICANT NET LOSSES AND NEGATIVE CASH FLOW TO DATE AND IS REQUIRED TO MAKE AN $88 MILLION DEBT REPAYMENT BY JUNE 30, 2000. IF BRIDGE IS UNABLE TO MEET ITS FINANCIAL COMMITMENTS TO US, WE MAY BE ADVERSELY AFFECTED.

     We will rely on Bridge to meet its financial commitments to us. For the fiscal years ended December 31, 1996, 1997 and 1998, Bridge has informed us that it had net losses of approximately $61 million, $69 million and $143 million, respectively. For the nine months ended September 30, 1999, Bridge had net losses of approximately $134 million and had negative cash flows from operating activities of approximately $76 million. Bridge has informed us that it continued to use cash in its operating activities for the three months ended December 31, 1999 and March 31, 2000.

     As of September 30, 1999, Bridge had $1,240 million of indebtedness and $470 million of redeemable preferred stock. Under the terms of its debt agreements, Bridge is required to repay approximately $360 million of its total indebtedness on or before June 30, 2000. To date, $272 million has been repaid. Bridge received aggregate proceeds from our initial public offering of approximately $177 million from its sale of our shares, our purchase of the network assets, the payment of a preferential distribution and the repayment of a portion of our indebtedness to them. In addition, pursuant to a stock purchase agreement dated February 7, 2000, Bridge on February 28, 2000, sold for $150 million in cash to Welsh Carson 6,250,000 shares of our common stock held by Bridge. The purchase price per share was equal to the initial public offering price per share. Bridge has informed us that it has used all of these proceeds to reduce its indebtedness. Of the amounts paid down, Bridge has subsequently reborrowed $25 million under a revolving credit agreement.

     We cannot assure you that Bridge will have sufficient sources of capital to:

   o  meet  its  capital   expenditure,   debt   service  and  working   capital
      requirements, including its obligations to us under the network services agreement; or

   o satisfy the requirement under its credit agreement to repay $88 million of its indebtedness by June 30, 2000.

     The failure by Bridge to meet these requirements could have a material adverse effect on our operations and the price of our common stock.

THE AUDIT REPORT ACCOMPANYING BRIDGE'S 1998 FINANCIAL STATEMENTS CONTAINS AN EXPLANATORY PARAGRAPH REGARDING BRIDGE'S ABILITY TO CONTINUE AS A GOING CONCERN.

     As a result of losses, working capital deficiencies and other liquidity issues Bridge's independent auditors' report on its 1998 financial statements includes an explanatory paragraph regarding its ability to continue as a going concern.

IF THE AMORTIZATION PERIODS FOR BRIDGE'S INTANGIBLES HAD BEEN SHORTER, BRIDGE'S LOSSES WOULD HAVE INCREASED.

     At September 30, 1999, Bridge's unamortized goodwill and intangibles resulting from acquisitions was approximately $863.9 million or approximately 54% of total assets. Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. We cannot assure you that Bridge will ever realize the value of such goodwill. This goodwill is being amortized on a straight-line basis over 3 to 40 years. Bridge will continue to evaluate on a regular basis whether events or circumstances have occurred that indicate all or a portion of the carrying amount of goodwill may no longer be recoverable, in which case an additional charge to earnings would become necessary. Any such future determination requiring the write-off of a significant portion of unamortized goodwill could have a material adverse effect on Bridge's financial condition or results of operations. If Bridge had used amortization periods of no longer than ten years, the net loss would have been $68.7 million, $86 million, $180.7 million and $180 million for the periods ended December 31, 1996, 1997, 1998 and September 30, 1999, respectively.

BRIDGE MAY BE ENTITLED TO TERMINATE THE NETWORK SERVICES AGREEMENT OR COLLECT LIQUIDATED DAMAGES IF WE ARE NOT ABLE TO MEET QUALITY OF SERVICE LEVELS.

     Pursuant to the network services agreement with Bridge, we have agreed that the network will perform in accordance with specific quality of service standards within 12 months from the date we acquire the network. In the event we do not meet the required quality of service levels, Bridge will be entitled to credits and, in the event of a material breach of such quality of services levels, Bridge will be entitled to terminate the network services agreement and, whether or not the network service agreement is terminated, collect up to $50 million as liquidated damages once during any 36-month period.

OUR LIMITED HISTORY, AND THE FACT THAT WE ONLY RECENTLY BEGAN OFFERING DATA NETWORKING AND COLOCATION SERVICES, MAKES IT DIFFICULT FOR YOU TO EVALUATE OUR PERFORMANCE.

     Although we began commercial operations in 1996, we only recently began offering data networking and colocation services. We expect to generate a substantial portion of our revenues from these services in the future. In addition, many of our executive officers and key technical employees joined us recently, and we have adopted our business strategies recently. Because of our limited operating history, you have very limited operating and financial data about us upon which to base an evaluation of our performance and prospects and an investment in our common stock. Therefore, you should consider and evaluate our prospects in light of the risks and difficulties frequently encountered by rapidly growing companies, particularly companies in the rapidly evolving data networking, Internet access and colocation markets.

OUR HISTORICAL FINANCIAL INFORMATION WILL NOT BE COMPARABLE TO OUR FUTURE FINANCIAL PERFORMANCE.

     In February 2000, we acquired Bridge's Internet protocol network assets and entered into an agreement to provide data networking services to Bridge. As a result, our historical financial information included in this report will not necessarily be comparable to our results of operations, financial position and cash flows in the future.

WE EXPECT TO CONTINUE TO INCUR SUBSTANTIAL LOSSES AND HAVE NEGATIVE OPERATING CASH FLOW.

     We incurred losses of approximately $14.0 million, $20.0 million and $46.7 million in 1997, 1998 and 1999 and had negative cash flows from operating activities of $10.5 million, $20.6 million and $24.5 million in these years. We expect to incur significant net losses, negative cash flow from operating activities and negative EBITDA at least through 2002.

WE EXPECT OUR OPERATING EXPENSES TO INCREASE SIGNIFICANTLY.

     From the acquisition by Bridge of our company on April 7, 1999 through December 31, 1999, we had a loss of approximately $38.6 million and net cash used in operating activities of approximately $18.3 million. As of December 31, 1999, our accumulated deficit was approximately $38.6 million, which reflects only our losses since Bridge acquired our company on April 7, 1999. We expect our operating expenses to increase significantly, especially in the areas of data communications and operations, as a result of the acquisition of Bridge's network assets, and sales and marketing, as we continue to develop and expand our business. As a result, we will need to increase our revenues significantly to generate cash flow from our operations.


WE WILL INCUR LOSSES FROM THE OPERATION OF THE NETWORK TO PROVIDE SERVICES TO BRIDGE UNDER THE NETWORK SERVICES AGREEMENT UNTIL WE USE THE NETWORK EITHER TO PROVIDE ADDITIONAL SERVICES TO BRIDGE OR NEW CUSTOMERS.

     Under the network services agreement with Bridge, the amount we charge Bridge for the use of the network as configured on the date of the transfer is based on the cash costs of operating that network. As a result, we will incur losses from the operation of the network to provide services to Bridge until we use the network either to provide additional services to Bridge not currently covered by the network services agreement, such as connecting new customers of Bridge or adding additional connections to existing customers, or to provide services to new customers. We cannot guarantee that we will sell enough additional services to become profitable.


WE ARE OBLIGATED TO PROVIDE NETWORK SERVICES TO BRIDGE FOR A PERIOD OF UP TO FIVE YEARS AFTER THE TERMINATION OF THE NETWORK SERVICES AGREEMENT AT THE RATES IN EFFECT AT THE DATE OF THE AGREEMENT'S TERMINATION.

     We are required to provide network services to Bridge under the network services agreement for a period of up to five years subsequent to the termination of the agreement. These services must be provided to Bridge at the rates in effect for our third party customers at the date of the agreement's termination. If the price to be paid by Bridge is less than the cost incurred by us to provide the service, such services will be provided at a loss to us.


THE PURCHASE OF THE NETWORK ASSETS FROM BRIDGE RESULTED IN A PREFERENTIAL DISTRIBUTION TO BRIDGE.

     Because we recorded the network assets purchased from Bridge at Bridge's historical net book value, the excess of the payments to Bridge over the net book value, approximately $58 million, was treated for accounting purposes as a preferential distribution to Bridge. As a result our stockholders' equity has been reduced and purchasers of our common stock in our initial public offering experienced a dilution in tangible book value per share.


IF WE ARE NOT ABLE TO RAISE ADDITIONAL CAPITAL, WE MAY HAVE TO DELAY SOME OR ALL OF OUR EXPANSION PLANS.

     As we develop and expand our business, we will require significant capital to fund our capital expenditures, operating deficits and working capital needs as well as our debt service requirements. We believe that our existing cash, cash equivalents, short-term investments and anticipated vendor financing, including the net proceeds from the initial public offering, will be sufficient to meet our capital requirements through the end of 2000. We currently estimate that we will make approximately $149 million of capital expenditures in 2000, exclusive of our purchase of the network assets from Bridge, and we expect to make significant capital expenditures in the following years. In addition, we expect to incur significant net losses, negative cash flow from operating activities and negative EBITDA at least through 2002. The actual amounts and timing of our future capital requirements may vary significantly from our estimates. Our capital needs may exceed our current expectations because of factors such as acquisitions that we may make, changes in the demand for our services, regulatory developments, the competitive environment in our markets or failure to expand our business as expected. In that case, we may need to seek additional capital sooner than we expect, and such additional financing may not be available on acceptable terms or at all. If we are unable to raise additional capital when needed, we may have to delay or abandon some or all of our expansion plans or otherwise forego market opportunities. We do not currently have a credit facility from which we could access additional capital.



IF WE ARE NOT RELEASED FROM REGULATION UNDER THE BANK HOLDING COMPANY ACT, WE WOULD NOT BE ABLE TO EXPAND OUR BUSINESS AS WE EXPECT.


     State Street Corporation, a bank holding company, currently owns approximately 7.7% of the outstanding voting capital stock of Bridge on a fully diluted basis and approximately 2% of our outstanding common stock. State Street also has the right to elect one member of Bridge's board of directors. At the time State Street made its investment in Bridge in 1996, State Street agreed with the Federal Reserve Board to regard Bridge as a subsidiary of State Street for purposes of the Bank Holding Company Act, and Bridge agreed to restrict its activities and its investments to those permitted for bank holding company subsidiaries under Regulation Y of the Federal Reserve Board. At the time Bridge acquired us in April 1999, State Street and Bridge agreed that we also would be regarded as a bank holding company subsidiary and subject to the applicable restrictions on our activities. Permitted activities for a bank holding company subsidiary include the transmission of data, provided that no more than 30% of the revenue generated by a bank holding company subsidiary from that activity is derived from the transmission of data that is not financial, banking or economic in nature. Accordingly, in connection with Bridge's acquisition of our company in April 1999, Bridge undertook to ensure that at least 70% of our revenue would be derived from the transmission of qualifying data. We believe that the services we will provide to Bridge under the network services agreement will satisfy this requirement initially.


     In the event State Street does not comply with its agreement to cooperate with us to ensure that, by the close of business on April 30, 2000, we will no longer be subject to the activity and investment restrictions of Regulation Y, our revenues from Bridge and/or revenues from the transmission of other qualifying data will need to represent at least 70% of our total revenue. As a result, we may not be able to expand our business as currently contemplated.


OUR FAILURE TO MANAGE OUR GROWTH EFFECTIVELY COULD IMPAIR OUR BUSINESS.


     We expect our business to continue to grow rapidly, which may significantly strain our management, financial, customer support, sales, marketing and administrative resources, as well as our network operations and our management and billing systems. Such a strain on our managerial, operational and administrative capabilities could adversely affect the quality of our services and our ability to generate revenues. To manage our growth effectively, we will have to further enhance the efficiency of our operational support and other back office systems, and of our financial systems and controls. We will also have to expand, train and manage our employees and third-party providers to handle the increased volume and complexities of our business. In addition, if we fail to project traffic volume and routing preferences correctly, or fail to determine the appropriate means of expanding our network, we could lose customers, make inefficient use of our network, and have higher costs and lower profit margins.


OUR  SUBSTANTIAL  ONGOING  RELATIONSHIPS  WITH  BRIDGE  WILL  BE CRITICAL TO OUR
SUCCESS.   IF  BRIDGE  TERMINATES  ANY  OF  THESE  RELATIONSHIPS,  OUR  BUSINESS
PROSPECTS WILL BE IMPAIRED.


     Bridge provides to us many technical, administrative and operational services and related support functions, including technical and customer support service and project management in the procurement and installation of equipment. Bridge also provides to us additional administrative and operational services, such as payroll and accounting functions, benefit management and office space. If Bridge unexpectedly stops providing these services for any reason, we could face significant challenges and costs in assuming these services or finding an alternative to Bridge. This could impair our operations, adversely affect our reputation and harm our financial results.

     In addition, we sublease from Bridge some of the network assets that Bridge currently leases from General Electric Capital Corporation, or GECC. The aggregate amount of our capitalized lease obligations to Bridge is approximately $22 million. We do not have a direct relationship with GECC. If Bridge fails to perform its obligations under its agreement with GECC, our rights to such network assets may be impaired.


WE ARE CONTROLLED BY PARTIES WHOSE INTERESTS MAY NOT BE ALIGNED WITH YOURS.

     Bridge and investment partnerships sponsored by Welsh Carson own approximately 49% and 16% of our outstanding common stock, respectively. In addition, Welsh Carson partnerships own approximately 38% of Bridge's outstanding voting stock. Consequently, Bridge and Welsh Carson control us and are in a position to elect our entire board of directors and control all matters affecting us. In addition, Welsh Carson may be deemed to be a controlling person of Bridge.

     Some decisions concerning our operations or financial structure may present conflicts of interest between Bridge and Welsh Carson and our other stockholders. For example, Bridge or Welsh Carson may make investments in other entities engaged in the telecommunications business, some of which may compete with us. Also, Bridge and Welsh Carson are under no obligation to bring to us any investment or business opportunities of which they are aware, even if these opportunities are within our scope and objectives.

     We entered into a number of agreements with Bridge relating to the acquisition of Bridge's global Internet protocol network and to our provision of global data networking services to Bridge and Bridge provides various support services to us. Because we were controlled by Bridge during the negotiation of the agreements, we cannot assure you that these agreements are comparable to those that would have been reached had the terms been negotiated on an arm's-length basis.


WE DEPEND ON KEY PERSONNEL. IF WE ARE UNABLE TO HIRE AND RETAIN QUALIFIED PERSONNEL, WE MAY BE UNABLE TO IMPLEMENT OUR BUSINESS STRATEGY EFFECTIVELY.

     Our future performance depends to a significant degree on the continued contributions of our management team, sales force and key technical personnel. In particular, we depend on Robert McCormick, our Chairman of the Board and Chief Executive Officer. Mr. McCormick was appointed Chief Executive Officer in November 1999. In addition, our business plan contemplates the significant expansion of our sales and marketing staff. The industries in which we compete are characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. As a result, we may have difficulty in hiring and retaining highly skilled employees. Our future performance depends on our ability to attract, retain and motivate highly skilled employees.


FAILURES IN OUR NETWORK OR WITH THE NETWORK OPERATIONS CENTER COULD DISRUPT OUR ABILITY TO PROVIDE OUR DATA NETWORKING, INTERNET ACCESS AND COLOCATION SERVICES, WHICH COULD HARM OUR BUSINESS AND INCREASE OUR CAPITAL COSTS.

     Our ability to successfully implement our business plan depends upon our ability to provide high quality, reliable services. Interruptions in our ability to provide our data networking, Internet access and colocation services to our customers could adversely affect our business and reputation. Our operations depend upon our ability to protect our equipment and network infrastructure, including connections to our communications transmission, or backbone, providers, and our customers' data and equipment, against damage from natural disasters, as well as power loss, telecommunications failure and similar events. The occurrence of a natural disaster or other unanticipated problem could result in interruptions in the services we provide to our customers and could seriously harm our business and business prospects.


WE ARE HIGHLY DEPENDENT ON OUR SUPPLIERS, AND ANY INTERRUPTIONS COULD IMPAIR OUR SERVICE TO OUR CUSTOMERS.

     If we are unable to obtain required products or services from third-party suppliers on a timely basis and at an acceptable cost, we may be unable to provide our data networking, internet access and colocation services on a competitive and timely basis. We are dependent on other companies to supply various key components of our infrastructure, including network equipment, backbone connectivity, the connections from our customers to our network, which we call local access, and connection to other Internet network providers. If our suppliers fail to provide products or services on a timely basis and at an acceptable cost, we may be unable to meet our customer service commitments and, as a result, we may experience increased costs or loss of revenue.


IF WE ARE UNABLE TO EXPAND OUR NETWORK AS EXPECTED, OUR RESULTS OF OPERATIONS WOULD BE ADVERSELY AFFECTED.

     Our success will depend on our ability to continue to expand our network on a timely, cost-effective basis. A number of factors could hinder the expansion of our network. These factors include cost overruns, the unavailability of appropriate facilities, communications capacity or additional capital, strikes, shortages, delays in obtaining governmental or other third-party approvals, natural disasters and other casualties, and other events that we cannot foresee. In addition, expanding or enhancing our network, including through hardware or software upgrades, could result in unexpected interruptions of services to our customers.


IF OUR ESTIMATES REGARDING OUR TRAFFIC LEVELS ARE NOT CORRECT, WE MAY HAVE TOO MUCH OR TOO LITTLE CAPACITY.

     We rely on other carriers to provide several data transmission services. We generally lease data transmission capacity before we have secured customers and our leased capacity costs are typically fixed monthly payments based on the capacity made available to us. Our failure to correctly estimate transmission capacity could increase the cost or reduce the quality of our services.
Underestimation of traffic levels could lead to a shortage of capacity, requiring us to lease more capacity, which may be at unfavorable rates, or could lead to a lower quality of service because of increased data loss and latency. Overestimation of traffic levels, because our traffic volumes decrease or do not grow as expected, would result in idle capacity, thereby increasing our per-unit costs.


WE HAVE EXPERIENCED  CUSTOMER  TURNOVER IN THE PAST AND MAY CONTINUE TO DO SO IN
THE  FUTURE.   IF  WE  CONTINUE  TO  EXPERIENCE   CUSTOMER  TURNOVER  WITHOUT  A
CORRESPONDING GROWTH IN NEW CUSTOMERS, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

     Customer turnover in the Internet access business is high. Customer loss results in loss of future revenue from subscribers who discontinue or reduce their services. Customer loss occurs for several reasons, such as voluntary disconnection by subscribers who choose to switch to a competing service and termination by Internet access providers for nonpayment of bills or abuse of the network. We have experienced customer turnover in the past and as our subscriber base grows and the industry matures, our customer loss may continue or even increase. If, in the future, we were to lose a large number of customers without signing contracts with new customers, there could be an adverse impact on our business.


OUR BRAND IS NOT AS WELL KNOWN AS SOME OF OUR COMPETITORS'. FAILURE TO DEVELOP BRAND RECOGNITION COULD HURT OUR ABILITY TO COMPETE EFFECTIVELY.

     We need to strengthen our brand awareness to realize our strategic and financial objectives. Many of our competitors have well-established brands associated with the provision of data networking, Internet access and colocation services. The promotion and enhancement of our brand also will depend in part on our success in continuing to provide high quality Internet access services and in providing high quality data networking and colocation services. We cannot assure you that we will be able to maintain or achieve these levels of quality.


ANY BREACH OF SECURITY OF OUR NETWORK COULD NEGATIVELY IMPACT OUR BUSINESS.

     Our network may be vulnerable to unauthorized access, computer viruses and other disruptive problems caused by customers, employees or others. Computer viruses, unauthorized access or other disruptive problems could lead to interruptions, delays or cessation of service to our customers and these customers' end users. Unauthorized access also could potentially jeopardize the security of confidential information stored in the computer systems of our customers, which might result in our liability to our customers, and also might deter potential customers. We may be unable to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented as a result of accidental or intentional actions. In the past, security measures employed by others have been circumvented by third parties. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers and these customers' end users. Any breach of security on our network may result in a loss of customers and damage to our reputation.


WE MAY NOT BE ABLE TO MEET THE OBLIGATIONS UNDER OUR SERVICE LEVEL AGREEMENTS.

     We have service level agreements with many of our Internet access customers in which we provide various guarantees regarding our levels of service. In addition, the network services agreement with Bridge requires levels of service and we offer service level agreements to other data networking customers. If we fail to provide the levels of service required by these agreements, our customers may be entitled to terminate their relationship with us or receive service credits for their accounts. If Bridge or a significant number of other customers become entitled to exercise, and do exercise, these rights, our revenues could be materially reduced.


WE MAY MAKE ACQUISITIONS OR ENTER INTO JOINT VENTURES OR STRATEGIC ALLIANCES, EACH OF WHICH IS ACCOMPANIED BY INHERENT RISKS.

     If appropriate opportunities present themselves, we may make acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

     o the difficulty of assimilating the operations and personnel of the combined companies;

   o  the  risk  that we may not be able to  integrate  the  acquired  services,
      products  or  technologies  with  our  current   services,   products  and
      technologies;

     o the potential disruption of our ongoing business;

     o the inability to retain key technical and managerial personnel;

   o the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;

   o increases in reported losses as a result of charges for in-process research and development and amortization of goodwill and other intangible assets;

     o adverse impact on our annual effective tax rate;

     o difficulty in maintaining controls, procedures and policies; and

   o the impairment of relationships with employees, suppliers and customers as a result of any integration.


WE FACE REGULATORY RESTRICTIONS IN SIGNIFICANT NUMBER OF COUNTRIES THAT HAVE DELAYED AND MAY PREVENT US FROM ACQUIRING OR OPERATING BRIDGE ASSETS LOCATED IN THESE COUNTRIES. THESE ASSETS REPRESENT APPROXIMATELY 4% OF THE NET BOOK VALUE OF THE ASSETS ACQUIRED FROM BRIDGE.

     Regulatory restrictions in the following ten countries currently prevent us from acquiring the Bridge network assets located in these countries. These countries are:

     o Europe--Poland;

     o Africa--South Africa;

     o Middle  East--Bahrain, Kuwait, Saudi Arabia and the United Arab Emirates;


     o Asia Pacific--China, India, Macau and Thailand; and

     o The Americas/Caribbean--none.

     Regulations in the following eight countries permit us to acquire the Bridge network assets located in these countries upon obtaining proper regulatory authorization, which we are in the process of pursuing. These countries are:

     o Europe--Greece, Ireland and Hungary;

     o Africa--none;

     o Middle East--none;

     o Asia Pacific--Malaysia and Taiwan; and

     o The Americas/Caribbean--Bahamas, Mexico and Venezuela.

     We will be obligated to acquire the network assets from Bridge in each of these 17 countries at book value once we have received the required approvals. We cannot assure you, however, that we will be able to comply with the regulatory and other requirements necessary to allow us to acquire these assets. In all countries where we have received regulatory approval to acquire and operate the Bridge assets, we will be permitted to deliver network services to Bridge, but not necessarily data networking services to third parties. Providing services to third parties in these countries may require a separate authorization or may not be permitted under current regulations.


NUMEROUS FACTORS MAY CAUSE FLUCTUATIONS IN OUR QUARTERLY REVENUES AND OPERATING RESULTS, AS WELL AS IMPACT OUR LONG-TERM VIABILITY.

     Our quarterly revenues and operating results have fluctuated in the past and are likely to fluctuate significantly from quarter to quarter in the future due to a number of factors. These factors include the following:

   o demand for and market acceptance of our data networking, Internet access and colocation services;

     o the fixed nature of approximately 75% of our costs;

   o the   timing   and  magnitude  of  capital  expenditures,  including  costs relating to the expansion of operations;

     o increasing sales, marketing and other operating expenses;

     o the compensation of our sales personnel based on achievement of periodic sales quotas;

     o our ability to generate revenues for our services;

     o changes in our revenue mix between usage-based and fixed rate pricing plans; and

     o fluctuations in the duration of the sales cycle for our services.

     Other factors, which are beyond our control, may also affect us, including:

   o conditions specific to the data networking, Internet access and colocation services industries, as well as general economic factors;

     o the announcement or introduction of new or enhanced services by our competitors;

     o our  ability  to  obtain,  and the pricing for, local access connections;
and,

     o changes in the prices we pay Internet backbone providers.

     Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. In addition, these factors may impact our long-term viability.

     It is possible that in some future periods our results of operations may fall below the expectations of investors. In this event, the price of our common stock may fall. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance.


WE MAY BE LIABLE FOR THE MATERIAL THAT CONTENT PROVIDERS DISTRIBUTE OVER OUR NETWORK.

     The law relating to the liability of private network operators for information carried on or disseminated through their networks is currently unsettled. We may become subject to legal claims relating to the content disseminated on our network. For example, lawsuits may be brought against us claiming that material on our network on which one of our customers relied was inaccurate. Claims could also involve matters such as defamation, invasion of privacy and copyright infringement. Content providers operating private networks have been sued in the past, sometimes successfully, based on the content of material. If we need to take costly measures to reduce our exposure to these risks, or are required to defend ourselves against such claims, our business could be adversely affected.


RISKS RELATED TO OUR INDUSTRY


DATA NETWORKING, INTERNET ACCESS AND COLOCATION SERVICES ARE NEW AND RAPIDLY GROWING MARKETS, BUT THIS GROWTH MAY NOT CONTINUE.

     According to International Data Corporation, an independent research firm, the market for data networking services has been growing rapidly. If the data networking services market does not grow as expected, or our anticipated share of that market does not grow as expected, our revenues could be less than expected.

     In addition, the market for Internet access and related services, such as colocation services, is in an early stage of growth. As a consequence, current and future competitors are likely to introduce competing services, and it is difficult to predict the rate at which the market will grow or at which new or increased competition will result in market saturation. We face the risk that the market for high performance Internet access and related services may fail to develop or may develop more slowly than we expect, or that our services may not achieve widespread market acceptance. Furthermore, we may be unable to market and sell our services successfully and cost-effectively to a sufficiently large number of customers.


WIDESPREAD COMMERCIAL USE OF THE INTERNET MAY BE HAMPERED BY POOR PERFORMANCE.

     Despite growing interest in the varied commercial uses of the Internet, many businesses have been deterred from purchasing Internet access services for a number of reasons, including inconsistent or unreliable quality of service, lack of availability of cost-effective, high-speed options, a limited number of local access points for corporate users, inability to integrate business applications on the Internet, the need to deal with multiple and frequently incompatible vendors and a lack of tools to simplify Internet access and use. Capacity constraints caused by growth in the use of the Internet may, if left unresolved, impede further development of the Internet to the extent that users experience delays, transmission errors and other difficulties.


GROWTH IN INTERNET ACCESS BUSINESS MAY BE HAMPERED BY SOME COMPANIES' RELUCTANCE TO ADOPT INTERNET STRATEGIES FOR COMMERCE AND COMMUNICATION.

     The adoption of Internet strategies for commerce and communications, particularly by those individuals and enterprises that have historically relied upon alternative means of commerce and communication, generally requires an understanding and acceptance of a new way of conducting business and exchanging information. In particular, enterprises that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new strategy that may make their existing personnel and infrastructure obsolete. The failure of the market for business-related Internet services to further develop could cause our revenues to grow more slowly than anticipated and reduce the demand for our Internet access and colocation services.

OUR ABILITY TO COMPETE FOR INTERNET ACCESS BUSINESS MAY BE WEAKENED IF THE PROBLEMS OF INTERNET CONGESTION, TRANSMISSION DELAYS AND DATA LOSS IS RESOLVED.


     If the Internet becomes subject to a form of central management, or if Internet backbone providers establish an economic settlement arrangement regarding the exchange of traffic between data networks, the problems of congestion, latency and data loss addressed by our Internet access services could be largely resolved and our ability to compete for business in this market could be adversely affected.


THE MARKETS FOR DATA NETWORKING, INTERNET ACCESS AND COLOCATION ARE HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

     The markets for data networking, Internet access and colocation services are extremely competitive, and there are few significant barriers to entry. We expect that competition will intensify in the future, and we may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully in these markets. Many of our existing Internet access data networking and colocation competitors have greater market presence, engineering and marketing capabilities and financial, technological and personnel resources than we do. As a result, as compared to us, our competitors may:

   o develop and expand their networking infrastructures and service offerings more efficiently or more quickly;

     o adapt more rapidly to new or emerging technologies and changes in customer requirements;

     o take  advantage of acquisitions and other opportunities more effectively;


     o develop products and services that are superior to ours or have greater market acceptance;

   o adopt more aggressive pricing policies and devote greater resources to the promotion, marketing, sale, research and development of their products and services;

     o make more attractive offers to our existing and potential employees;

     o establish cooperative relationships with each other or with third parties; and

   o more effectively take advantage of existing relationships with customers or exploit a more widely recognized brand name to market and sell their services.

     Our competitors include:

   o backbone providers that may provide us connectivity services, including AT&T, Cable & Wireless plc, GTE Internetworking, ICG Communications, Inc., Sprint Corporation and UUNET, an MCI Worldcom company;

   o global, national and regional telecommunications companies, including regional Bell operating companies and providers of satellite bandwidth capacity; and


     o global, national and regional Internet service providers.


     We expect that new competitors will enter the data networking, Internet access and colocation markets. Such new competitors could include computer hardware, software, media and other technology and telecommunications companies, as well as satellite and cable companies. A number of telecommunications companies and online service providers currently offer, or have announced plans to offer or expand, their data networking services. Further, the ability of some of these potential competitors to bundle other services and products with their data networking services could place us at a competitive disadvantage. For example, Reuters Group plc, a news and financial information distributor, and Equant N.V., an international telecommunications provider, recently announced that they intend to form a joint venture for the purposes of offering IP network services access to the financial services industry. Various companies are also exploring the possibility of providing, or are currently providing, high-speed data services using alternative delivery methods, including the cable television infrastructure, direct broadcast satellites, all optical networks, wireless cable and wireless local access. In addition, Internet backbone providers may benefit from technological developments, such as improved router technology, that will enhance the quality of their services.


OUR FAILURE TO ACHIEVE DESIRED PRICE LEVELS COULD IMPACT OUR ABILITY TO ACHIEVE PROFITABILITY OR POSITIVE CASH FLOW.


     We expect competition and other factors to continue to cause pricing pressure in the markets we serve. Prices for data networking, Internet access and colocation services have decreased significantly in recent years, and we expect significant price declines in the future. In addition, by bundling their services and reducing the overall cost of their services, telecommunications companies that compete with us may be able to provide customers with reduced communications costs in connection with their data networking, Internet access or colocation services, thereby significantly increasing pricing pressure on us. We may not be able to offset the effects of any such price reductions even with an increase in the number of our customers, higher revenues from enhanced services, cost reductions or otherwise. In addition, we believe that the data networking, Internet access and colocation industries are likely to continue to encounter consolidation in the future. Increased price competition or consolidation in these markets could result in erosion of our revenues and operating margins and could prevent us from becoming profitable.


NEW TECHNOLOGIES COULD DISPLACE OUR SERVICES OR RENDER THEM OBSOLETE.


     New technologies or industry standards have the potential to replace or provide lower cost alternatives to our Internet access services, data networking and colocation services. The adoption of such new technologies or industry standards could render these services obsolete or unmarketable. For example, these services rely on the continued widespread commercial use of the set of protocols, services and applications for linking computers known as Internet protocol. Alternative sets of protocols, services and applications for linking computers could emerge and become widely adopted. Improvements in Internet protocol could emerge that would allow for the assignment of priorities to data packets in order to ensure their delivery in the manner customers prefer, as well as other improvements, which could eliminate one advantage of the ATM architecture of our network. We cannot guarantee that we will be able to identify new service opportunities successfully and develop and bring new products and services to market in a timely and cost-effective manner, or that products, software and services or technologies developed by others will not render our current and future services non-competitive or obsolete. In addition, we cannot assure you that our current and future services will achieve or sustain market acceptance or be able to address effectively the compatibility and interoperability issues raised by technological changes or new industry standards. If we fail to anticipate the emergence of, or obtain access to, a new technology or industry standard, we may incur increased costs if we seek to use those technologies and standards or our competitors that use such technologies and standards may use them more cost-effectively than we do.


THE DATA NETWORKING AND INTERNET ACCESS INDUSTRIES ARE HIGHLY REGULATED IN MANY OF THE COUNTRIES IN WHICH WE PLAN TO PROVIDE SERVICES, WHICH COULD RESTRICT OUR ABILITY TO CONDUCT BUSINESS INTERNATIONALLY.


     We  are  subject  to  varying   degrees  of   regulation  in  each  of  the
jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions. Future regulatory, judicial and legislative changes may have a material adverse effect on our ability to deliver services within various jurisdictions.


     National regulatory frameworks that are consistent with the policies and requirements of the World Trade Organization have only recently been, or are still being, put in place in many countries outside the U.S. and European Union. These nations are in the early stages of providing for and adapting to a liberalized telecommunications market. As a result, in these markets, we may encounter more protracted and difficult procedures to obtain licenses and negotiate interconnection agreements.

     Our operations are dependent on licenses and authorizations from governmental authorities in each foreign jurisdiction in which we plan to operate. These licenses and authorizations generally will contain clauses pursuant to which we may be fined or our license may be revoked. Such revocation may be on short notice, at times as short as 30 days' written notice to us. We may not be able to obtain or retain the licenses necessary for our operations.


ADOPTION OR MODIFICATION OF GOVERNMENT REGULATIONS RELATING TO THE INTERNET COULD HARM OUR BUSINESS.

     There is currently only a small body of laws and regulations directly applicable to access to or commerce on the Internet. However, existing laws have been applied to Internet transactions in a number of cases. Moreover, due to the increasing popularity and use of the Internet, international, national, federal, state and local governments may adopt laws and regulations that affect the Internet. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be predicted accurately. The adoption of any future laws or regulations might decrease the growth of the Internet, decrease demand for our services, impose taxes or other costly technical requirements or otherwise increase the cost of doing business on the Internet or in some other manner have a significantly harmful effect on us or our customers. The U.S. government also may seek to regulate some segments of our activities as it has with basic telecommunications services. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. We cannot predict accurately the impact, if any, that future laws and regulations or changes in laws and regulations may have on our business.


RISKS RELATED TO OUR COMMON STOCK


A SIGNIFICANT NUMBER OF OUR SHARES ARE ELIGIBLE FOR RESALE AND BRIDGE INTENDS TO SELL ADDITIONAL SHARES OF OUR COMMON STOCK IN THE FUTURE. THIS COULD REDUCE OUR STOCK PRICE AND IMPAIR OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

     Immediately after the completion of our initial public offering, we had 92,883,340 shares of common stock outstanding and available for resale beginning at various points of time in the future. Sales of substantial amounts of shares of our common stock in the public market after this offering, or the perception that those sales will occur, could cause the market price of our common stock to decline. Those sales also might make it more difficult for us to sell equity and equity-related securities in the future at a time and at a price that we consider appropriate. In particular, Bridge has indicated to us that it intends in the future to sell a portion of its shares of our common stock which may include sales in the open market or in private placements or sales to strategic investors.


OUR CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER.

     Our certificate of incorporation and Delaware law contain provisions which may make it more difficult for a third party to acquire us, including provisions that give the board of directors the power to issue shares of preferred stock.

     We have also chosen to be subject to Section 203 of the Delaware General Corporation Law, which prevents a stockholder of more than 15% of a company's voting stock from entering into business combinations set forth under Section 203 with that company.


ITEM 2. PROPERTIES.

     Our executive offices are located in Reston, Virginia and consist of approximately 10,500 square feet that are leased under an agreement that expires in 2004. We have recently entered into a ten and a half-year lease for an 80,000 square foot facility in Herndon, Virginia to house our executive management, sales and marketing personnel and our Washington, D.C. data center. We lease facilities for our sales offices and network equipment in a number of metropolitan areas and specific cities. We also lease approximately 10,000 square feet from Bridge in St. Louis, Missouri. We believe that our existing facilities, including the additional space, are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.


ITEM 3. LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not currently involved in any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On December 7, 1999, stockholders holding at least a majority of our common stock consented in writing to an amendment of our 1999 stock option plan providing for an increase in the number of shares of common stock available for issuance under the plan.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


(A)(1) MARKET PRICE OF COMMON STOCK.

     Our common stock, $.01 par value per share, has been quoted on the Nasdaq National Market under the symbol "SVVS" since our initial public offering on February 15, 2000. During the preceding two years there was no established trading market for our shares of common stock. There are currently 411 record holders of our common stock.

     We have not declared or paid any cash dividends on our common stock since our inception. We do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate we will retain any earnings for use in our operations and the expansion of our business.


(A)(2) RECENT SALES OF UNREGISTERED SECURITIES

     Between January 1, 1999 and December 31, 1999, we granted options to purchase 3,937,868 shares of our common stock to a total of 200 of our employees, each at an exercise price of $.50 per share. In that same period, we granted options to purchase 4,139,000 shares of our common stock to a total of 185 employees of Bridge, each at an exercise price of $.50 per share. All of these options were granted pursuant to our stock option plan. In October 1999, we granted to our employees the right to convert options to purchase 236,882 shares of common stock of Bridge into options to purchase 236,882 shares of our common stock at an exercise price of $0.50 per share. During fiscal 1999, we issued 5,232,289 shares pursuant to the exercise of stock options by our employees and employees of Bridge for an aggregate exercise price of $2,616,145. These issuances were effected in reliance on the exemption from registration provided by Rule 701 promulgated under Section 3(b) of the Securities Act of 1933 and were effected without the use of an underwriter.


(B)   USE OF PROCEEDS

     The Registration Statement on Form S-1 (the "Registration Statement") relating to the initial public offering of our common stock (File No. 333-90881) was declared effective by the SEC on February 14, 2000. The offering commenced on February 15, 2000 and terminated when all of the shares were sold on February 18, 2000. The managing underwriters for the initial public offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Bear Stearns & Co. Inc., Banc of America Securities LLC and CIBC World Markets Corp. In the initial public offering, a total of 17,000,000 shares of common stock were registered. We sold an aggregate of 14,875,000 shares of common stock pursuant to the Registration Statement. Bridge Information Systems, Inc., the selling stockholder, sold an aggregate of 2,125,000 shares of common stock pursuant to the Registration Statement. The initial public offering price of the shares was $24.00 per share. Underwriting discounts and commissions for the shares sold in the initial public offering by us and the selling stockholder totaled $21.4 million and $3.1 million, respectively. After deducting underwriting discounts and commissions and other expenses, we and the selling stockholder received approximately $333 million and $48 million, respectively, in net proceeds from the initial public offering. Of the $333 million we received, we used approximately $121 million to purchase assets from Bridge.

     There has been no material change to the information previously provided in the Registration Statement relating to expenses incurred in connection with the offering and the use of proceeds from the offering. None of our expenses in connection with the offering were paid directly or indirectly to our directors or officers or their associates, or to persons owning 10% or more of our common stock or other affiliates of our company.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATIONAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA).

     The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business", and our consolidated financial statements and related notes included elsewhere in this report. We derived the selected historical consolidated financial data presented below from our audited consolidated financial statements. Our consolidated financial statements as of and for the years ended December 31, 1996, and 1997 have been audited by Ernst & Young LLP, independent auditors. Our consolidated financial statements as of and for the periods since then have been audited by Deloitte & Touche LLP, independent auditors. We began commercial operations in 1996.

     On April 7, 1999, Bridge acquired all our equity securities and accounted for this acquisition as a purchase transaction. Since the purchase transaction resulted in our company becoming a wholly owned subsidiary of Bridge, SEC rules required us to establish a new basis of accounting for the purchased assets and liabilities. The accounting for the purchase transaction has been "pushed down" to the financial statements of SAVVIS. Therefore, the purchase price has been allocated to the underlying assets purchased and liabilities assumed based on the estimated fair market values of these assets and liabilities at the acquisition date. As a result of the application of fair value accounting, intangibles, goodwill, other liabilities and stockholders' equity were increased in the SAVVIS consolidated balance sheet. The consolidated balance sheet data as of December 31, 1999 and consolidated statement of operations data for the period from April 7, 1999 through December 31, 1999 reflect our acquisition by Bridge and are labeled "Successor." The financial data for the periods prior to the acquisition are labeled "Predecessor."

     On September 10, 1999, Bridge sold in a private placement approximately 25% of its equity ownership in SAVVIS to existing shareholders of Bridge, at which time Welsh Carson purchased from Bridge a 12% interest in SAVVIS. On February 28, 2000, Bridge completed the sale of an additional 6,250,000 shares of SAVVIS common stock to Welsh Carson at $24 per share, for a total cash consideration of $150 million. Bridge and Welsh Carson now own approximately 49% and 16% of SAVVIS common stock, respectively.

     We calculate EBITDA as earnings (loss) before depreciation and amortization, interest income and expense and income tax expense (benefit). We have included information concerning EBITDA because our management believes that in our industry such information is a relevant measurement of a company's financial performance and liquidity. EBITDA is not determined in accordance with generally accepted accounting principles, is not indicative of cash used by operating activities and should not be considered in isolation or as an alternative to, or more meaningful than, measures of operating performance determined in accordance with generally accepted accounting principles. Additionally, our calculation of EBITDA may not be comparable to similarly titled measures of other companies, as other companies may not calculate it in a similar manner.

                                                                        PREDECESSOR                               SUCCESSOR
                                                ------------------------------------------------------------ ------------------
                                                           YEAR ENDED DECEMBER 31,             PERIOD FROM       PERIOD FROM
                                                --------------------------------------------   JANUARY 1 TO      APRIL 7 TO
                                                     1996           1997           1998       APRIL 6, 1999   DECEMBER 31, 1999
                                                -------------- -------------- -------------- --------------- ------------------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues ......................................  $       290    $     2,758    $    13,674     $     5,440      $    18,549
 Direct costs and operating expenses:
 Data communications and
   operations .................................        1,044         11,072         20,889           6,429           21,353
 Selling, general and administrative ..........        1,204          5,130         12,245           4,751           20,160
 Depreciation and amortization ................          153            631          2,288             817           14,351
 Impairment of assets .........................           --             --             --           1,383               --
                                                 -----------    -----------    -----------     -----------      -----------
   Total direct costs and operating
    expenses ..................................        2,401         16,833         35,422          13,380           55,864
                                                 -----------    -----------    -----------     -----------      -----------
Loss from operations ..........................       (2,111)       (14,075)       (21,748)         (7,940)         (37,315)
Interest expense, net .........................          (60)          (482)          (100)           (135)          (1,302)
                                                 -----------    -----------    -----------     -----------      -----------
Loss before minority interest and
 extraordinary item ...........................       (2,171)       (14,557)       (21,848)         (8,075)          (1,302)
Minority interest in losses, net of
 accretion ....................................           --            547           (147)             --               --
Extraordinary gain on debt
 extinguishment, net of tax ...................           --             --          1,954              --               --
                                                 -----------    -----------    -----------     -----------      -----------
Net loss ......................................  $    (2,171)   $   (14,010)   $   (20,041)    $    (8,075)     $   (38,617)
                                                 ===========    ===========    ===========     ===========      ===========
Net loss attributable to common
 stockholders .................................  $    (2,171)   $   (14,161)   $   (22,666)    $    (9,025)     $   (38,617)
                                                 ===========    ===========    ===========     ===========      ===========
Basic and diluted net loss per share
 before extraordinary item ....................  $      (.06)   $      (.38)   $      (.42)    $      (.14)     $      (.54)
Extraordinary gain on debt
 extinguishment, net of tax ...................           --             --            .03              --               --
                                                 -----------    -----------    -----------     -----------      -----------
Basic and diluted loss per common
 share ........................................  $      (.06)   $      (.38)   $      (.39)    $      (.14)     $      (.54)
                                                 ===========    ===========    ===========     ===========      ===========
Weighted average shares outstanding ...........   35,396,287     36,904,108     58,567,482      66,018,388       72,075,287
                                                 ===========    ===========    ===========     ===========      ===========
OTHER FINANCIAL DATA:
EBITDA ........................................  $    (1,958)   $   (12,897)   $   (17,653)    $    (7,123)     $   (22,964)
Capital expenditures ..........................          884            697          1,688             275              837
Cash used in operating activities .............       (1,293)       (10,502)       (20,560)         (6,185)         (18,273)
Cash used in investing activities .............         (884)          (697)        (2,438)           (274)            (837)
Cash provided by financing activities .........        2,740         12,024         24,121           4,533           21,383


                                                            PREDECESSOR                   SUCCESSOR
                                               --------------------------------------   -------------
                                                         AS OF DECEMBER 31,                 AS OF
                                               --------------------------------------    DECEMBER 31,
                                                 1996         1997           1998            1999
                                               --------   ------------   ------------   -------------
                                                               (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ..................    $  573     $   1,398      $   2,521       $  2,867
Goodwill and intangibles, net ..............        --            --          1,406         26,250
Total assets ...............................     1,888         4,313         11,663         39,296
Debt and capital lease obligations .........     1,126         8,814          2,759         29,958
Redeemable stock, net of discount and
 deferred financing costs ..................       500         5,261         36,186             --
Stockholders' deficit ......................      (693)      (14,903)       (33,197)        (2,766)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion together with our consolidated financial statements and the related notes to those financial statements that are included in Part II, Item 8 of this Form 10-K, beginning on page F-1 of this report.


OVERVIEW


     We are a rapidly growing provider of high quality, high performance global data networking and Internet-related services to medium and large businesses, multinational corporations and Internet service providers. To provide our Internet access services, we use the SAVVIS ProActiveSM Network, a data communications network that uses our eight PrivateNAPsSM and our proprietary routing policies to reduce data loss and enhance performance by avoiding the congested public access points on the Internet.


     We began commercial operations in 1996, offering Internet access services to local and regional Internet service providers. Our customer base has grown from 15 customers at the end of 1996 to approximately 1,150 presently.


     On March 4, 1998, we acquired Interconnected Associates, Inc., a regional Internet service provider serving approximately 170 customers in Seattle, Washington and Portland, Oregon, for $750,000 in cash and shares of our common stock with an estimated fair value of $583,000. We accounted for the acquisition using the purchase method of accounting.


     On April 7, 1999, we were acquired by Bridge in a stock-for-stock transaction that was accounted for as a "purchase transaction" under Accounting Principles Board Opinion No. 16. Under the terms of the transaction, Bridge issued approximately 3,011,000 shares of its common stock together with approximately 239,000 options and warrants on its common stock in exchange for all of our outstanding equity securities. Since the purchase transaction resulted in our company becoming a wholly owned subsidiary of Bridge, SEC rules required us to establish a new basis of accounting for the assets purchased and liabilities assumed. As a result, the purchase price has been allocated to the underlying assets purchased and liabilities assumed based on estimated fair market value of these assets and liabilities on the acquisition date, and the difference between the purchase price and the fair market value was recorded as goodwill. The accounting for the purchase transaction has been "pushed down" to our financial statements. The impact of the acquisition on our balance sheet, as a result of the application of fair value accounting, was to increase intangibles, goodwill, other liabilities and stockholders' equity. As a result of the acquisition and the "push down" accounting, our results of operations following the acquisition, particularly our depreciation and amortization, are not comparable to our results of operations prior to the acquisition.


     On September 10, 1999, Bridge sold in a private placement approximately 25% of its equity ownership in SAVVIS to the existing stockholders of Bridge, at which time Welsh Carson purchased from Bridge a 12% interest in SAVVIS at that time. On February 28, 2000, Bridge completed the sale of an additional 6,250,000 shares of SAVVIS common stock to Welsh Carson at $24 per share, for a total cash consideration of $150 million. Bridge and Welsh Carson now own approximately 49% and 16% of SAVVIS common stock, respectively.


     Simultaneously with the completion of the initial public offering of our common stock in February 2000, we acquired Bridge's global Internet protocol network, which has been integrated with our network since September 1999, for total consideration of approximately $88 million and we paid a preferential distribution to Bridge of approximately $58 million. At that time, we entered into a 10-year network services agreement with Bridge under which we will provide managed data networking services to Bridge. The purchase will substantially increase our depreciation and amortization. Our initial fees will be based upon the cash cost to Bridge of operating the network as configured on October 31, 1999, as adjusted for changes to the network and associated personnel related to Bridge's network requirements through February 17, 2000. Our fees for additional services provided following February 17, 2000 will be set for a three-year term based on an agreed price schedule. The price schedule for additional services will be subject to annual review and negotiation between Bridge and SAVVIS and will be mutually agreed upon by Bridge and SAVVIS or determined by binding arbitration. Bridge has agreed to pay us a minimum of $105 million, $132 million and $145 million for network services in 2000, 2001 and 2002, respectively.

     In addition, Bridge has agreed that the amount paid to us under the agreement for the fourth, fifth and sixth years will not be less than 80% of the total amount paid by Bridge and its subsidiaries for Internet protocol data transport services in each of those years; and the amount paid to us under the agreement for the seventh through tenth years will not be less than 60% of the total amount paid by Bridge and its subsidiaries for Internet protocol data transport services in each of those years.

     Because under the network services agreement the amounts paid to us for the services to be provided over the original network acquired from Bridge are based upon the cash cost to operate the original network, the purchase of the network and provision of services under the network services agreement will result in losses and negative cash flow from operations until we can sell additional services over that network to Bridge or other customers. However, because Bridge is paying us the cash cost to operate the original network and the estimated total cost for additional network facilities, we expect any additional revenues generated from the use of the network to generate higher incremental operating margins.

     Bridge has agreed to provide to us various services, including technical support, customer support and project management in the areas of installation, provisioning, help desk, and repair and maintenance. In addition, Bridge will agree to provide to us additional administrative and operational services, such as payroll and accounting functions, benefit management and office space, until we develop the capabilities to perform these services ourselves. We expect to generally develop many of these capabilities by the end of 2000.

     Revenue. Our revenue will be derived primarily from the sale of data networking, Internet access and colocation services. Through December 31, 1998, our revenue was primarily derived from the sale of Internet access services to local and regional Internet service providers in the United States. Beginning in late 1998, we also began to offer Internet security and colocation services to corporate customers. Beginning in September 1999, we began to offer managed data networking services.

     We charge each customer an initial installation fee that typically ranges from $500 to $5,000 and a fixed monthly fee that varies depending on the services provided, the bandwidth used and the quality of service level chosen. Our customer agreements are typically for 12 to 36 months. As of December 31, 1999, approximately 6% of our customer agreements, representing approximately 6% of our revenues for the month of December 1999, were month-to-month and were able to be terminated on 30 days' notice. We expect the proportion of customers on month-to-month agreements will continue to decrease as we add new customers and our sales force continues to pursue longer renewals.

     Prices for telecommunication services, including the services we offer, have decreased significantly over the past several years and we expect this trend to continue for the foreseeable future.

     We expect that a substantial portion of our revenues will be generated by our network services agreement with Bridge. Assuming we had received the minimum revenues under the network services agreement for the first year of the agreement in 1999, Bridge would have represented approximately 83% of our 1999 revenues. As of December 31, 1999, Bridge had an estimated 135,000 trading terminals connected to the SAVVIS ProActiveSM Network and an estimated 100,000 trading terminals connected over networks using older protocols. Bridge has informed us that it expects to convert its remaining customers to the Internet protocol network over the next three years. We expect that, to the extent these customers are converted, Bridge will order additional services from us under the network services agreement. We cannot assure you that any of these customers will be converted or as to what schedule any conversions will be completed.

     While we expect our revenues from Bridge to increase, we expect them to decrease as a percentage of our total revenues as we expand our data networking, Internet access and colocation customer base. We believe data networking and colocation services will increase as a percentage of our non-Bridge recurring revenues as we expand these service offerings.

     DIRECT COSTS AND EXPENSES. Direct costs and expenses are comprised of the following items:

     Data communications and operations. Data communications and operations expenses include the cost of:

     o connections to other Internet service providers;

     o leasing local access lines;

     o transmission connections;


     o engineering salaries and related benefits;


     o other related repairs and maintenance items;


     o leasing routers and switches;


     o leasing colocation space; and


     o installing local access lines at customer sites.


     These costs will also include the cost of the network operations center, as well as the customer help desk and other services that will be provided by Bridge under the technical services agreement. Data communications and operations expenses will increase significantly with the inclusion of the Bridge network. In addition, we expect that these costs will increase in total dollars as we expand our network and increase our customer base, but we expect that they will decrease as a percentage of revenues.


     Selling, general and administrative. Selling, general and administrative expenses include the cost of:


     o sales and marketing salaries and related benefits;


     o advertising and direct marketing;


     o sales commissions and referral payments;


     o office rental;


     o administrative support personnel;


     o bad debt expense; and


     o travel.


     We anticipate that these expenses will increase significantly in total dollars as we add more sales personnel and administrative support personnel and increase our marketing initiatives to support the acquisition of the Bridge network and for the expansion of our customer base. Annual facility expenses are expected to increase significantly beginning in the year 2000 as a result of newly leased headquarters facility in Herndon, Virginia. Our incremental cost will approximate $2 million per year. We expect noncash compensation expense will materially increase as a result of stock options granted to employees of SAVVIS and Bridge. During the period from October through December 1999, we granted 2,843,258 stock options with an exercise price of $.50 per share. Noncash compensation cost based upon the difference between the exercise price and the imputed fair value of our common stock as of the respective option grant dates totaling approximately $51 million will be recorded over the vesting periods of such options, which periods range from immediate up to four years. Approximately $1.5 million of noncash compensation expense was recorded in the fourth quarter of 1999.


     Depreciation and amortization. Depreciation and amortization expense consists primarily of the depreciation and amortization of communications equipment, capital leases, goodwill and intangibles. We expect these expenses to increase as we make significant investments in the network as we expand our business. Generally, depreciation is calculated using the straight-line method over the useful life of the associated asset, which ranges from three to five years. Goodwill resulting from our acquisition by Bridge is being amortized over three years and other intangibles are being amortized over one to three years.

     Interest expense. Historical interest expense is related to indebtedness to banks, convertible notes, loans from Bridge and capitalized leases. In connection with our purchase of Bridge's Internet protocol network assets, we will enter into capitalized leases with Bridge relating to their capitalized leases for network equipment that Bridge could not directly assign to us. As a result, our interest expense will increase.

     Income tax expense. We incurred operating losses from inception through December 31, 1999 and, therefore, have not recorded a provision for income taxes in our historical financial statements. We have recorded a valuation allowance for the full amount of our net deferred tax assets because the future realization of the tax benefit is uncertain. As of December 31, 1999, we had net operating loss carry forwards of approximately $48 million. Section 382 of the Internal Revenue Code restricts the utilization of net operating losses and other carryover tax attributes upon the occurrence of an ownership change, as defined. Such an ownership change occurred during 1999 as a result of the acquisition of our company by Bridge. Management believes that this limitation may restrict our ability to utilize the net operating losses over the carryforward periods ranging from 15 to 20 years.

     As we expand our network, increase our employee base to support our expanded operations and invest in our marketing and sales operations, we expect our losses, net cash used in operating activities and negative EBITDA to increase substantially for the foreseeable future.


RESULTS OF OPERATIONS

     The historical financial information included in this Form 10-K will not reflect our future results of operations, financial position and cash flows. Our results of operations, financial position and cash flows subsequent to the purchase of Bridge's network and the commencement of the related agreements will not be comparable to prior periods.


 Period from January 1, 1999 to April 6, 1999 (Predecessor)

     For the period from January 1, 1999 to April 6, 1999, which is the day before the acquisition by Bridge of our company, revenue was approximately $5.4 million. Data communications and operations expenses for the period were approximately $6.4 million, and selling, general and administrative expenses were approximately $4.8 million. Depreciation and amortization expenses for the period January 1, 1999 to April 6, 1999 were approximately $.8 million. An asset impairment charge of approximately $1.4 million was also recorded during this period. Interest expense, net, was $.1 million and the net loss for the period was approximately $8.1 million.


 Period from April 7, 1999 to December 31, 1999 (Successor)

     For the period from April 7, 1999, which is the date of the acquisition by Bridge of our company, to December 31, 1999, revenue increased to approximately $18.5 million. Data communications and operations expenses for the period were approximately $21.4 million, and selling, general and administrative expenses increased to approximately $20.2 million. Depreciation and amortization expenses for the period increased to approximately $14.4 million, due to the amortization of goodwill and other intangible assets associated with the acquisition by Bridge. Interest expense, net, was $1.3 million and the net loss for the period was approximately $38.6 million.


 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     The following discussion compares combined information of SAVVIS and our predecessor for the year ended December 31, 1999, with those of our predecessor for the year ended December 31, 1998. The combined information consists of the sum of the financial data from January 1, 1999 through April 6, 1999 for the predecessor and from April 7, 1999 through December 31, 1999 for SAVVIS. The acquisition by Bridge resulted in a new basis of accounting, which impacted depreciation and amortization in the period subsequent to April 7, 1999.

     Revenue. Revenue was $24.0 million in 1999 compared to $13.7 million in 1998, an increase of 74%. This $10.3 million increase was primarily due to increased marketing and sales efforts and the resulting increase in the number of customers from 476 to 872.

     Data Communications and Operations. Data communications and operations expenses were $27.8 million in 1999, compared to $20.9 million in 1998, an increase of 33%. This $6.9 million increase was due to costs associated with the expansion of our network and the increase in the customer base.

     Selling, General and Administrative. Selling, general and administrative expenses were $24.9 million in 1999, compared to $12.2 million in 1998, an increase of 104%. The principal increase in these expenses resulted from the increased size of our sales force in 1999. Marketing and administrative costs also increased in 1999 to support the increased number of customers.


 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenue. Revenue was $13.7 million in 1998 compared to $2.8 million in 1997, an increase of 389%. This $10.9 million increase was primarily due to increased marketing and sales efforts and the resulting increase in the number of customers from 102 to 476.

     Data Communications and Operations. Data communications and operations expenses were $20.9 million in 1998, compared to $11.1 million in 1997, an increase of 88%. This $9.8 million increase was due to costs associated with the expansion of our network and the increase in the customer base.

     Selling, General and Administrative. Selling, general and administrative expenses were $12.2 million in 1998, compared to $5.1 million in 1997, an increase of 139%. The principal increase in these expenses resulted from the increased size of our sales force in the second half of 1998. Marketing and administrative costs also increased in 1998 to support the increased number of customers.

     Depreciation and Amortization. Depreciation and amortization expenses were $2.3 million in 1998, compared to $.6 million in 1997, an increase of 283%. Depreciation and amortization expense increased due to the purchase of communications equipment for the expansion of our network and the acquisition of Interconnected Associates.

     Interest Expense, Net. Interest expense, net was $.1 million in 1998, compared to $.5 million in 1997, a decrease of 80%. This $.4 million decrease was directly attributed to the conversion of a portion of our convertible notes into equity securities in connection with our corporate reorganization in March 1998 and interest income earned on proceeds received in the transaction.

     Net Loss. Net loss was $20.0 million in 1998, which included a $2.0 million extraordinary gain on debt extinguishment, compared to $14.0 million in 1997, a 43% increase.


LIQUIDITY AND CAPITAL RESOURCES

     We have historically generated negative cash flows from operations. We generated negative cash flows from operations of $10.5 million, $20.6 million and $24.5 million for 1997, 1998 and 1999, respectively.

     From January 1, 1996 through December 31, 1999, we expended approximately $110 million for operating purposes and for the construction, maintenance and expansion of our network. Net cash used in investing activities was approximately $.7 million, $2.4 million and $1.1 million for 1997, 1998 and 1999, respectively. Net cash used in investing activities in each period primarily reflects purchases of property and equipment not financed with capital leases. In March 1998, we used approximately $.8 million in cash and stock with a fair value of approximately $.6 million to acquire Interconnected Associates. See note 4 to our audited financial statements that are in the back of this filing. Net cash provided by financing activities was $12.0 million, $24.1 million and $25.9 million for 1997, 1998 and 1999, respectively. We obtained funds through issuances of equity securities and convertible notes, bank financing, capital lease obligations and advances from Bridge. As of December 31, 1999, we had outstanding advances from Bridge of approximately $24.1 million.

     Our capital expenditures totaled approximately $1.1 million for 1999. We expect to have capital expenditures, excluding the purchase of the Bridge network assets, of approximately $149 million in 2000 as we build out colocation facilities, deploy ATM devices and expand our network to 24 new cities.

     On February 18, 2000, we acquired Bridge's Internet protocol network assets for total consideration of approximately $88 million. Of this amount, $25 million was paid by entering into a capital lease obligation with Bridge. The remaining purchase price of $63 million was paid with a portion of the net proceeds from the initial public offering of common stock. We also paid to Bridge, out of the offering proceeds, an approximate $58 million preferential distribution. At the request of a lender, approximately $ 2.5 million of the capitalized principal obligation was paid in March 2000.

     In connection with our purchase of the network assets, we also entered into a network services agreement with Bridge under which we provide Bridge with managed data networking services. Because the amounts paid to us under the network services agreement for the services provided over the original network acquired from Bridge are based upon the cash cost to operate the original network, the provision of such services will not have an impact on our cash flows from operations. However, due to amortization and depreciation relating to the network, the provision of services under the network services agreement will result in our incurring losses from operations until we can sell additional services over the network to Bridge or to other customers. The effects of such operating losses will include continued increases in our accumulated deficit and reductions in stockholders' equity.

     In connection with our acquisition of Bridge's network assets, Bridge is assigning to us numerous agreements for the purchase of communications services. We are currently discussing with several of these suppliers the placement of deposits or stand-by letters of credit by us in return for their consent to the assignment.

     We have arrangements with various suppliers of communications services that require us to maintain minimum spending levels some of which increase over time. Our aggregate minimum spending level is approximately $28 million in 2000. In specific instances, we are able to choose among a variety of communications services offered to meet these spending minimums. We are currently exceeding all of our spending minimums and expect to continue to do so as our network requirements expand. However, if our network requirements were to decrease, we could be obligated to make payments to these suppliers for services we do not need.

     Although we plan to invest significantly in equipment and in network expansion, except as described in the preceding paragraph, we have no material commitments for such items at this time. As we expand our network, increase our employee base to support our expanded operations and invest in our marketing and sales organizations, we expect to have significant cash requirements for the foreseeable future.

     We believe that the net proceeds of the initial public offering, together with our existing cash and cash equivalents, will allow us to continue in business as a going concern and will be sufficient to fund our operating and capital needs through 2000. We are currently in discussions with two separate vendors to obtain vendor financing for network equipment purchases, and a number of institutions for the financing of two data centers currently under construction. We will need to raise a significant amount of capital to fund our capital expenditures, operating deficits, working capital needs and debt service requirements after 2000. We intend to seek equity or debt financing from external sources to meet our cash needs after 2000. We cannot assure you that such additional funding will be available on terms satisfactory to us or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. As amended by Statement of Financial Accounting Standards No. 137, this standard will be effective for us for the fiscal years and quarters beginning after June 15, 2000, and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We are currently evaluating the impact of this standard.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This standard required companies to expense the costs of start-up activities and organization costs as incurred and was effective for fiscal years beginning after December 15, 1998. The adoption of the statement did not have a material impact on our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our primary market risk exposures relate to changes in interest rates. Following the purchase of Bridge's global Internet protocol network assets in February 2000, we have begun to expand our business internationally, and as a result, we will be exposed to changes in foreign currency exchange rates.

     Our financial instruments that are sensitive to changes in interest rates are our borrowings from Bridge, all of which were entered into for other than trading purposes, and bear interest at a fixed rate of 8%. Because the interest rate on these advances is fixed, changes in interest rates will not directly impact our cash flows. As of December 31, 1999 and 1998, the aggregate fair value of our borrowings approximated their carrying value.

     Prior to our purchase of the network assets from Bridge in February 2000, changes in foreign exchange rates did not impact our results of operations. We expect approximately 18% of our revenue from Bridge to be derived from operations outside the United States, and approximately 17% of our direct costs to be incurred outside the United States. Because our foreign revenue will closely match our foreign costs, we do not anticipate that changes in foreign exchange rates will have a material impact on our results of operations. We may engage in hedging transactions to mitigate foreign exchange risk.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The 1999 consolidated financial statements and related notes thereto are included in Part II, Item 8 of this Form 10-K, beginning on page F-1 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT





              NAME               AGE                         POSITION
------------------------------- ----- ------------------------------------------------------
Robert A. McCormick ...........  35   Chief Executive Officer and Chairman of the Board
Jack M. Finlayson .............  45   President, Chief Operating Officer and Director
Richard Bubenik ...............  39   Executive Vice President and Chief Technical Officer
David J. Frear ................  43   Executive Vice President, Chief Financial Officer and
                                      Director
James D. Mori .................  44   Executive Vice President and General Manager --
                                      Americas
Clyde A. Heintzelman ..........  61   Director
Thomas E. McInerney ...........  58   Director
Patrick J. Welsh ..............  56   Director
Thomas M. Wendel ..............  63   Director
Steven M. Gallant .............  40   Vice President, General Counsel and Secretary

     ROBERT A. MCCORMICK has served as the Chairman of our board of directors since April 1999 and as our Chief Executive Officer since November 1999. Mr. McCormick served as Executive Vice President and Chief Technical Officer of Bridge from January 1997 to December 1999, and held various engineering, design and development positions at Bridge from 1988 to January 1997. Mr. McCormick attended the University of Colorado at Boulder.

     JACK M. FINLAYSON has served as our President and Chief Operating Officer since December 1999 and as a director of our company since January 2000. From June 1998 to December 1999, Mr. Finlayson served as Senior Vice President of Global Crossing Holdings, Ltd. and President of Global Crossing International, Ltd., a provider of Internet and long distance communications facilities and services. Prior to joining Global Crossing, Mr. Finlayson was employed by Motorola, Inc., a provider of integrated communications solutions and embedded electronic solutions, as Corporate Vice President and General Manager of the Americas Cellular Infrastructure Group from March 1994 to February 1998, and as Corporate Vice President and General Manager of the Asia Pacific Cellular Infrastructure Group from March 1998 to May 1998. Prior to joining Motorola, Mr. Finlayson was employed by AT&T as Sales Vice President of Business Network Sales for the Southeastern United States. Mr. Finlayson received a B.S. degree in Marketing from LaSalle University, an M.B.A. degree in Marketing from St. Joseph University and a post M.B.A. certification in Information Management from St. Joseph's University.

     RICHARD BUBENIK joined us in December 1996 and has served as our Executive Vice President and Chief Technical Officer since July 1999. Dr. Bubenik served as our Assistant Vice President -- Engineering from December 1996 to September 1997, Vice President -- Engineering from October 1997 to April 1999 and Senior Vice President Network Engineering from April 1999 to July 1999. From May 1993 to December 1996, Dr. Bubenik was a Software Development Manager for Ascom Nexion, a network switch/router equipment supplier. Dr. Bubenik holds a Ph.D. in Computer Science from Rice University, M.S. and B.S. degrees in Computer Science from Washington University and a B.S. degree in Electrical Engineering from Washington University.


     DAVID  J.  FREAR  has  served  as  our  Executive  Vice President and Chief
Financial Officer since July 1999, and as a director of our company since October 1999. Mr. Frear was an independent consultant in the telecommunications industry from August 1998 until June 1999. From October 1993 to July 1998, Mr. Frear was Senior Vice President and Chief Financial Officer of Orion Network Systems Inc., a Nasdaq listed international satellite communications company that was acquired by Loral Space & Communications in March 1998. Mr. Frear was Chief Financial Officer of Millicom Incorporated, a Nasdaq listed international cellular paging and cable television company, from 1990 to 1993. He previously was an investment banker at Bear, Stearns & Co., Inc. and Credit Suisse. Mr. Frear received his C.P.A. in 1979 and received an M.B.A. degree from the University of Michigan.

     JAMES D. MORI has served as our Executive Vice President and General Manager--Americas since October 1999. Prior to joining us, Mr. Mori was employed by Sprint Corporation as National Account Manager from April 1987 to December 1989, as Branch Manager from January 1990 to December 1991, as
Regional Sales Director from January 1992 to March 1996, as Vice President -- Sales from March 1996 to February 1997 and as Area Director from February 1997 to October 1999. From January 1980 to March 1987, Mr. Mori served as National Account Manager of Digital Equipment Corporation, Southwestern Bell and AT&T Information Systems. Mr. Mori received a B.S. in Business Administration from the University of Missouri.

     CLYDE A. HEINTZELMAN has served as a director of our company since December 1998. Mr. Heintzelman has served as the President of Net2000 Communications, Inc., a provider of broadband business telecommunications services, since November 1999. From December 1998 to November 1999, Mr. Heintzelman served as our President and Chief Executive Officer and from May 1995 to December 1998, he served as Chief Operating Officer and President of DIGEX Incorporated, a national Internet services provider that was acquired by Intermedia Communications, Inc. in July 1997. From January 1995 to April 1995, he was an independent consultant and provided services primarily to Hekimian Laboratories, Inc., a developer of data network testing capabilities. Mr. Heintzelman serves as a director of Optelecom, Inc., a Nasdaq listed company that develops, manufactures and sells fiber optic communications products and laser systems, and Net2000 Communications. Mr. Heintzelman received a B.A. in Marketing from the University of Delaware.

     THOMAS E. MCINERNEY has served as a director of our company since October 1999. Mr. McInerney has served as a general partner of Welsh Carson, a principal stockholder of our company, and other associated partnerships, since 1987. Prior to joining Welsh Carson, Mr. McInerney was President and Chief Executive Officer of Dama Telecommunications Corporation, a voice and data communications services company which he co-founded in 1982. Mr. McInerney has also been President of the Brokerage Services Division and later Group Vice President -- Financial Services of ADP, with responsibility for the ADP divisions that serve the securities, commodities, bank, thrift and electronic funds transfer industries. He has also held positions with the American Stock Exchange, Citibank and American Airlines. Mr. McInerney serves as a director of The BISYS Group, Inc., Centennial Communications Corp., The Cerplex Group, Inc. and SpectraSite Holdings, Inc. He is also a director of Bridge and several other private companies. Mr. McInerney received a B.A. from St. Johns University, and attended New York University Graduate School of Business Administration.

     PATRICK J. WELSH has served as a director of our company since October 1999. Mr. Welsh was a co-founder of Welsh Carson, a principal stockholder of our company, and has served as a general partner of Welsh Carson and affiliated entities since 1979. Prior to 1979, Mr. Welsh was President and a director of Citicorp Venture Capital, Ltd., an affiliate of Citicorp engaged in venture capital investing. Mr. Welsh serves as a director of Accredo Health, Incorporated. He also serves as a director of Bridge and several other private companies. Mr. Welsh received a B.A. from Rutgers University and an M.B.A. from the University of California at Los Angeles.

     THOMAS M. WENDEL has served as a director of our company since April 1999. He has been Chairman of the Board of Bridge since January 1996, and President and Chief Executive Officer of Bridge since September 1995. From 1986 to September 1995, Mr. Wendel served as founding President and Chief Executive Officer of Liberty Brokerage, Inc., a United States government securities brokerage firm. From 1982 to 1986, Mr. Wendel was with Paine Webber Inc., where he held several senior management positions, including Chief Financial Officer and head of Operations and Systems. Mr. Wendel also served as Executive Vice President and Managing Director of Paine Webber, where he was responsible for investment banking involving thrifts and commercial banks, mortgage sales and trading, and mortgage banking. Prior to 1982, Mr. Wendel was Senior Vice President and Chief Financial Officer of Pan American World Airways. While at Pan American, he also held several senior management positions including overall responsibility for Data Systems and Communications, Airline Planning, Property and Facilities, Corporate Budgets, Treasury, Accounting, Aircraft Sales, and Office Services. Mr. Wendel holds a B.S. in Mathematics, an M.A. in Economics, an M.B.A., and several academic honors including Phi Kappa Phi and a National Defense Graduate Fellowship in Mathematics. He was the co-author of Introduction to Data Processing and COBOL published by McGraw-Hill in 1969.

     STEVEN M. GALLANT has served as our Vice President, General Counsel and Secretary since December 1996. From July 1991 to December 1996, Mr. Gallant was a partner with The Stolar Partnership where he specialized in the areas of corporate finance, mergers and acquisitions and general corporate law. Mr. Gallant received a B.A. from the University of Denver, a J.D. from Washington University and an L.L.M. in Taxation from New York University.

     Members of our board of directors are elected each year at our annual meeting of stockholders, and serve until the next annual meeting of stockholders and until their respective successors have been elected and qualified. We intend to comply with the requirements of the Nasdaq National Market regarding independent directors. Our officers are elected annually by our board of directors and serve at the board's discretion.

     In November 1999, we entered into an agreement with Mr. Heintzelman in connection with his resignation as our President and Chief Executive Officer. Pursuant to the agreement, Mr. Heintzelman has agreed to serve on our board of directors for a one-year term that will expire in November 2000.


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. However, during fiscal 1999 we were not subject to the reporting requirements of the Securities Exchange Act and, accordingly, no such reports were filed during 1999.


ITEM 11. EXECUTIVE COMPENSATION

     The following table provides you with information about compensation earned during fiscal 1999 by our Chief Executive Officers and the other two most highly compensated executive officers employed by us, whose salaries and bonuses for such year were in excess of $100,000. We use the term "named executive officers" to refer to these officers in this report.


                        SUMMARY COMPENSATION TABLE (1)





                                                                LONG-TERM
                                                                    COMPENSATION
                                                                          AWARDS
                                                           ------------------
                                               ANNUAL
                                            COMPENSATION       SECURITIES               ALL
                                           -------------    UNDERLYING STOCK           OTHER
NAME AND PRINCIPAL POSITION                    SALARY            OPTIONS           COMPENSATION
----------------------------------------   -------------   ------------------   ------------------
Robert A. McCormick(2) .................      $ 45,139          750,000                     --
 Chief Executive Officer and Chairman of
   the Board
Clyde A. Heintzelman(3) ................       218,146          218,224            $   330,400(6)
David J. Frear(4) ......................       122,276          400,000                  2,400(7)
 Executive Vice President and Chief
   Financial Officer
Richard Bubenik(5) .....................       159,258          306,732                  2,400(7)
 Executive Vice President and Chief
   Technical Officer


----------
(1) In accordance with the rules of the SEC, the compensation described in this table does not include medical, group life insurance or other benefits received by the named executive officers that are available generally to all salaried employees and various perquisites and other personal benefits received by the named executive officers, which do not exceed the lesser of $50,000 or 10% of any officer's salary and bonus disclosed in this table.

(2) Mr. McCormick became our Chief Executive Officer in November 1999, but continued serving as the Executive Vice President and Chief Technology Officer of Bridge through December 1999. He was compensated for all of his services by Bridge.

(3) Mr. Heintzelman became our President and Chief Executive Officer in December 1998 and resigned from these positions in November 1999.

(4) Mr. Frear became our Executive Vice President and Chief Financial Officer in July 1999.


(5) Mr. Bubenik joined us in December 1996 and became our Executive Vice President and Chief Technical Officer in July 1999.


(6) Consists of $328,000 payable to Mr. Heintzelman in connection with his resignation and $2,400 of matching contributions made under our 401(k) plan.


(7) Consists of matching contributions made under our 401(K) plan.


OPTION GRANTS IN LAST FISCAL YEAR


     The following table shows grants of stock options to each of the named executive officers during 1999. The percentages in the table below are based on options to purchase a total of 5,159,508 shares of our common stock granted to our employees and directors in 1999. The exercise price per share of each option was equal to the fair market value of the common stock on the date of grant as determined by the compensation committee of our board of directors. Potential realizable values are net of exercise price before taxes and are based on the assumption that our common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the ten-year term. The numbers are calculated based on the requirements of the SEC and do not reflect our estimate of future stock price growth.



                             OPTION GRANTS IN 1999



                                                                                                         POTENTIAL
                                                                                                     REALIZABLE VALUE
                                                         INDIVIDUAL GRANTS                           AT ASSUMED ANNUAL
                                     ---------------------------------------------------------     RATES OF STOCK PRICE
                                       NUMBER OF      PERCENT OF
                                      SECURITIES     TOTAL OPTIONS                                     APPRECIATION FOR
                                      UNDERLYING      GRANTED TO       EXERCISE                           OPTION TERM
                                        OPTIONS        EMPLOYEES      PRICE PER     EXPIRATION   ----------------------------
               NAME                     GRANTED         IN 1999         SHARE          DATE           5%           10%
----------------------------------   ------------   --------------   -----------   -----------   -----------   -----------
Robert A. McCormick (1) ..........     750,000            14.5%       $   0.50       7/22/09      $610,836      $972,653
Clyde A. Heintzelman (2) .........     218,224             4.2%           0.50       7/22/09       177,732       283,008
David J. Frear (3) ...............     400,000             7.8%           0.50       7/22/09       325,779       518,749
Richard Bubenik (4) ..............     306,732             5.9%           0.50       7/22/09       249,817       397,792

(1) All these options vested on the date of grant. If Mr. McCormick were to resign, we would have the right to repurchase up to 704,500 of the shares that have been purchased by Mr. McCormick upon exercise of these options at the lower of $0.50 per share or the fair market value of the shares. This right will be terminated with respect to (i) 79,500 shares on July 22, 2000,
    (ii) 125,000 shares on each of July 22, 2001, 2002, and 2003 and (iii) 62,500 shares on December 30 of the years 2000 to 2003.


(2) All these options vested on the date of Mr. Heintzelman's resignation.


(3) All these options vested on the date of grant. If Mr. Frear were to resign, we would have the right to repurchase the shares that have been purchased by Mr. Frear upon exercise of these options at the lower of $.50 per share or the fair market value of the shares. This right terminated with respect to 100,000 shares upon completion of our public offering and with respect to the balance of the shares at the rate of 8,333 shares per month beginning on the first anniversary of the date of the option grant through the fourth anniversary of the date of grant. Our right to repurchase these shares will be terminated in the event of a change in control of our company.

(4) Currently, these options are excercisable at the rate of 4,167 each month. On June 30, 2000, a total of 12,500 options will become excercisable, and beginning on June 30, 2000, 6,250 options will become excercisable each month.


AGGREGATE OPTION EXERCISES IN 1999 AND FISCAL YEAR-END OPTION VALUES


     The following table sets forth as of December 31, 1999, for each of the named executive officers listed the total number of shares received upon exercise of options during 1999, the value realized upon that exercise, the total number of unexercised options to purchase our common stock and the value of such options which were in-the-money at December 31, 1999.


     There was no public trading market for our common stock as of December 31, 1999. Accordingly, in order to present the values realized upon exercise of options and the values of unexercised in-the-money options shown below we subtracted the applicable exercise price from a price of $24.00 per share, which was the initial public offering price of our common stock.





                                                                    NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                                   UNDERLYING UNEXERCISED                 IN-THE-MONEY
                                                                         OPTIONS AT                         OPTIONS
                                     SHARES
                                  ACQUIRED                            DECEMBER 31, 1999                 AT DECEMBER 31, 1999
                                     ON            VALUE       -------------------------------   ---------------------------------
             NAME                 EXERCISE       REALIZED       EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
------------------------------   ----------   --------------   -------------   ---------------   -------------   --------------
Robert A. McCormick ..........    750,000      $17,625,000          --                  --            --                   --
Clyde A. Heintzelman .........    218,224        5,128,264          --                  --            --                   --
David J. Frear ...............    400,000        9,400,000          --                  --            --                   --
Richard Bubenik ..............     40,065          941,528           0             266,667             0           $6,266,675

ARRANGEMENTS WITH EXECUTIVE OFFICERS

     Arrangement with Mr. Heintzelman. Mr. Heintzelman became our President and Chief Executive Officer under an employment agreement dated December 4, 1998. On November 12, 1999, we entered into an additional agreement with Mr. Heintzelman in connection with his resignation, entitling him to continue to receive his base salary of approximately $20,800 per month through December 3, 2000. In addition, under these agreements, Mr. Heintzelman is entitled to a prorated portion of his bonus for 1999 in an amount to be established by our board of directors, but in no event less than 25% of his annual base salary. Under the agreement dated November 12, 1999, Mr. Heintzelman agreed to serve on our board of directors for a one-year term that will expire in November of 2000. While Mr. Heintzelman will not separately be compensated for his services on the board of directors during this one-year term, he will continue to be eligible to participate in benefit plans as though he had remained employed by us. All of Mr. Heintzelman's stock options vested fully on the date of his resignation and Mr. Heintzelman has exercised all of his options since that date.


     In his employment agreement of December 4, 1998, Mr. Heintzelman agreed to preserve the confidentiality and the proprietary nature of all information relating to us and our business for three years after the term of his agreements ends. In addition, Mr. Heintzelman is obligated under this agreement not to compete with us and not to solicit the business of our customers for one year following the term of his employment agreement. He will assist in the transition of his position and help to ensure our ability to retain our key employees. Mr. Heintzelman has also released our company, Bridge and Bridge's employees and directors from all claims arising from his employment.


     Arrangement with Mr. Finlayson. On December 28, 1999, we entered into an agreement with Mr. Finlayson pursuant to which he agreed to serve as our President and Chief Operating Officer effective December 31, 1999. Under his agreement, Mr. Finlayson is entitled to a base salary of $400,000 per year. In addition, he will be eligible to receive an annual incentive bonus of up to $600,000 based on the achievement of mutually agreed to objectives. Mr. Finlayson will be entitled to a minimum annual incentive bonus of $400,000 for the year ended 2000. Mr. Finlayson will be entitled to benefits commensurate with those available to other senior executives.

     In connection with his employment, Mr. Finlayson received options to purchase 650,000 shares of our common stock at an exercise price of $.50 per share, 200,000 of which vested on December 31, 1999. Mr. Finlayson had the right to sell 50,000 shares underlying these options immediately, and the remaining 150,000 shares on a monthly pro rata basis over the calendar year 2000. The remaining 450,000 shares vested on January 3, 2000, and become salable on a monthly pro rata basis over calendar years 2001, 2002 and 2003. Mr. Finlayson may sell all of his shares in the event of a change in control of our company, the sale of substantially all of our assets, if we terminate his employment without cause, or if he resigns for good reason. However, if we terminate Mr. Finlayson's employment for good cause, we will have the right to buy all shares not yet salable at the price he paid for the shares. Mr. Finlayson will have the right to exercise all vested options for one year after the termination of his employment unless his employment was terminated for cause.


     In the event we terminate Mr. Finlayson's employment without cause or if he terminates his employment for good reason, he will be entitled to receive a lump sum severance payment equal to his then current base annual salary, which shall not be less than his highest annual salary paid by us. In the event of a change in control of our company, Mr. Finlayson has agreed to remain with our company for a period of up to twelve months if the new management requests him to do so. We will reimburse Mr. Finlayson for any parachute taxes he would incur under the Internal Revenue Code as a result of such a change in control. We may terminate Mr. Finlayson's employment for cause at any time without notice, in which case he will not be entitled to any severance benefits.


     Arrangement with Mr.Frear. On June 14, 1999, we entered into an arrangement with Mr. Frear pursuant to which he agreed to serve as our Chief Financial
Officer. As part of this arrangement, Mr. Frear is entitled to an annual base salary of $250,000, subject to periodic review and adjustment, and a discretionary annual bonus of approximately 50% of his base salary, based on his personal and overall corporate performance. Mr. Frear is entitled to medical, disability, 401(k), life insurance and other benefits in accordance with our general policies.


     In connection with his employment, Mr. Frear received 400,000 options to purchase shares of our common stock at an exercise price of $.50 per share. All of Mr. Frear's options have vested. In the event Mr. Frear were to resign, we would have the right to repurchase the shares that have been purchased by Mr. Frear upon exercise of the options at fair market value or $.50 per share, whichever is lower. This repurchase right was terminated with respect to a total of 100,000 shares at the completion of our initial public offering and with respect to the balance of the shares at the rate of 8,333 shares per month beginning on the first anniversary of the date of the option grant through the fourth anniversary of the date of grant. Our right to repurchase these shares will be terminated in the event of a change in control of our company. In addition, upon completion of the initial public offering, Mr. Frear received options at an exercise price per share equal to the in initial public offering price of $24.00 per share. The options have a term of ten years.


     If we were to terminate Mr. Frear's employment without cause, or if Mr. Frear were to terminate his employment for good reason, Mr. Frear would be entitled to salary continuation and continuation of all benefits for one year following the termination of his employment and a pro rata payment of his bonus through the date of termination. In addition, our right to repurchase his shares would be terminated.


     Arrangement with Mr. Mori. On September 30, 1999, we entered into an agreement with Mr. Mori pursuant to which he became our Executive Vice President and General Manager -- Americas effective October 1, 1999. Under his agreement, Mr. Mori is entitled to an annual base salary of $200,000, as well as a discretionary bonus of 50% to 100% of his base salary based on his personal and overall corporate performance. We also granted Mr. Mori options to purchase 225,000 shares of our common stock at an exercise price of $.50 per share. All of Mr. Mori's options have vested. In the event Mr. Mori were to resign, we would have the right to repurchase any shares that have been purchased by Mr. Mori upon exercise of the options at fair market value or $.50 per share, whichever is lower. This repurchase right is terminated at a rate of 4,687 shares per month and will terminate on the fourth anniversary of the date of grant. Under his agreement, Mr. Mori is entitled to benefits commensurate with those available to Bridge executives of comparable rank.

     If we were to terminate Mr. Mori's employment without cause prior to the second anniversary of his employment, Mr. Mori would be entitled to receive a severance payment of $450,000. In the event we terminate Mr. Mori's employment without cause after the second anniversary of his employment, and either we are not a public company or we are a public company and our shares on the date of termination trade at a price less than $15 per share, Mr. Mori would also receive a payment of $450,000. Mr. Mori will receive a similar payment if he were to resign as a result of an acquisition of more than 30% of our voting shares by an entity other than Bridge, if he were to be instructed to relocate from the St. Louis metropolitan area, or if he were to be reassigned to a position entailing materially reduced responsibilities or opportunities for compensation.


DIRECTOR COMPENSATION

     Directors who are also employees of our company will not receive additional compensation for serving as a director. Each director who is not an employee of our company will receive an annual retainer of $15,000, together with a grant of options to purchase shares of our common stock under our stock option plan at an exercise price equal to fair market value on the date of grant. On January 3, 2000, Messrs. Welsh, Wendel and McInerney each received 15,000 options to purchase shares of our common stock under our stock option plan at an exercise price of $.50 per share. The options will vest immediately on the date of grant, but if a director ceases to serve on our board of directors, we will have the right to repurchase these shares at the lower of the exercise price or the fair market value of the shares. Our right to repurchase these shares will be terminated with respect to one fourth of the shares on each of the first, second, third and fourth anniversaries of the date of the option grant.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Wendel, a director of our company, is also President, Chief Executive Officer and Chairman of the Board of Bridge. Messrs. McInerney and Welsh serve as directors of our company, as well as directors of Bridge. In addition, Messrs. McInerney and Welsh are general partners of Welsh Carson, which sponsors investment partnerships, three of which are among our principal stockholders and two of which are also principal stockholders of Bridge.

     In 1999, none of our executive officers served as a director or member of the compensation committee of another entity whose executive officers had served on our board of directors or on our compensation committee.


STOCK OPTION PLAN

     Background. On July 22, 1999, our board of directors approved the adoption of our 1999 SAVVIS stock option plan, and our stockholders approved the stock option plan on the same date. On December 7, 1999, the board adopted an amendment to the stock option plan approving an increase in the number of shares of common stock available for issuance under the plan, and our stockholders approved the amendment on that same date. The purpose of our 1999 stock option plan is to enhance our ability to attract, retain and compensate highly qualified employees and other individuals providing us with services. The option plan permits the granting of options to purchase shares of common stock intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or the Internal Revenue Code, and options that do not qualify as incentive stock options, or non-qualified options. Grants may be made under our stock option plan to employees and directors of our company or any related company and to any other individual whose participation in the stock option plan is determined by our board of directors to be in our best interests. As of March 15, 2000, options to purchase 2,957,897 shares of common stock were outstanding under the stock option plan. No options may be granted under the stock option plan after July 22, 2009.

     The number of shares of common stock available for issuance under the option plan is 12,000,000 subject to adjustment for stock dividends, splits and other similar events. If any shares of common stock covered by a grant are not purchased or are forfeited, or if a grant otherwise terminates without delivery of any shares of common stock subject to the option, then the number of shares of common stock counted against the total number of shares available under the stock option plan with respect to such grant will, to the extent of any such forfeiture or termination, again be available for making grants under the stock option plan.

     The stock option plan is administered by our compensation committee. The compensation committee has the full power and authority to take all actions and to make all determinations required or provided for under the plan, any option, or option agreement, to the extent such actions are consistent with the terms of the plan. The board of directors may take any action the compensation committee is authorized to take. To the extent permitted by law, the compensation committee or board may delegate its authority under the plan to a member of the board or one of our executive officers.

     Option Terms. The option price of each option will be determined by the compensation committee. However, the option price may not be less than either 100% of the fair market value of our common stock on the date of grant or less than par value in the case of incentive stock options and less than par value only in the case of non-qualified stock options. To qualify as incentive stock options, options must meet various federal tax requirements, including limits on the value of shares subject to incentive stock options which first become excercisable in any one calendar year, and a shorter term and higher minimum exercise price in the case of any grants to 10% stockholders.

     The term of each option will be fixed by the compensation committee. The compensation committee will determine at what time or times each option may be exercised and the period of time, if any, after retirement, death, disability or termination of employment during which options may be exercised. However, all options shall automatically vest upon a termination of employment caused by the optionee's death, disability, or retirement. Options may be made excercisable in installments, and the compensation committee may accelerate the exercisability of options, as well as remove any restrictions on such options. Except to the extent otherwise expressly set forth in an option agreement relating to a non-qualified option, options are not transferable other than by will or the laws of descent and distribution. The compensation committee may include in any option agreement any provisions relating to forfeitures of options that it deems appropriate, including prohibitions on competing with our company and other detrimental conduct.

     If an optionee elects to exercise his or her option, he or she must pay the option exercise price in full either in cash or cash equivalents. To the extent permitted by the option agreement or the compensation committee, the optionee may also pay the option exercise price by the delivery of common stock, to the extent that the common stock is publicly traded, or other property. The compensation committee may also allow the optionee to defer payment of the option price, or may cause us to loan the option price to the optionee or to guarantee that any shares to be issued will be delivered to a broker or lender in order to allow the optionee to borrow the option price. If the compensation committee so permits, the exercise price may also be delivered to us by a broker pursuant to irrevocable instructions to the broker from the participant.

     Corporate Transactions. Options granted under the stock option plan will terminate in connection with corporate transactions involving our company as listed below, except to the extent the options are continued or substituted for in connection with the transaction. In the event of a termination of the options in connection with a corporate transaction and subject to any limitations imposed in an applicable option agreement, the options will be fully vested and exercisable for a period to be determined by the board of directors immediately before the completion of the corporate transaction. A corporate transaction occurs in the event of:

     o a dissolution or liquidation of our company;

     o a merger, consolidation or reorganization of our company with one or more other entities in which our company is not the surviving entity;

     o a  sale  of  substantially all of our assets to another person or entity;
or

   o any transaction, including, without limitation, a merger or reorganization in which our company is the surviving entity, approved by the board that results in any person or entity, other than persons who are holders of stock of our company at the time the plan was approved by the stockholders and other than an affiliate, owning 80 percent or more of the combined voting power of all classes of our stock.


     The board of directors may also in its discretion and only to the extent provided in an option agreement cancel outstanding options in connection with a corporate transaction. Holders of canceled options will receive a payment for each canceled option.

     Amendments and Termination. The board of directors may at any time amend or discontinue the stock option plan, except that the maximum number of shares available for grant as incentive stock options and the class of persons eligible to receive grants under the plan may not be changed without stockholder approval.

     Adjustments for Stock Dividends and Similar Events. The compensation committee will make appropriate adjustments in outstanding awards to reflect common stock dividends, splits and other similar events.


Federal Income Tax Consequences

     Incentive Stock Options. The grant of an option will not be a taxable event for the optionee or us. An optionee will not recognize taxable income upon exercise of an incentive stock option, except that the alternative minimum tax may apply. Any gain realized upon a disposition of common stock received pursuant to the exercise of an incentive stock option will be taxed as long-term capital gain the optionee holds the shares for at least two years after the date of grant and for one year after the date of exercise, known as the holding period requirement. if We will not be entitled to any business expense deduction with respect to the exercise of an incentive stock option, except as discussed below.

     For the exercise of an option to qualify for the foregoing tax treatment, must be an employee of our company or a subsidiary from the date the option is granted through a date within three months before the date of exercise the optionee generally of the option. In the case of an optionee who is disabled, the three-month period for exercise following termination of employment is extended to one year. In the case of an employee who dies, both the time for exercising incentive stock options after termination of employment and the holding period for common stock received pursuant to the exercise of the option are waived.

     If all of the foregoing requirements are met except the holding period requirement mentioned above, the optionee will recognize ordinary income upon the disposition of the common stock in an amount generally equal to the excess of the fair market value of the common stock at the time the option was exercised over the option exercise price, but not in excess of the gain realized on the sale. The balance of the realized gain, if any, will be capital gain. We will be allowed a business expense deduction to the extent the optionee recognizes ordinary income subject to Section 162(m) of the Internal Revenue Code, as summarized below.

     If an optionee exercises an incentive stock option by tendering common stock with a fair market value equal to part or all of the option exercise price, the exchange of shares will be treated as a nontaxable exchange. This nontaxable treatment would not apply, however, if the optionee had acquired the shares being transferred pursuant to the exercise of an incentive stock option and had not satisfied the holding period requirement summarized above. If the exercise is treated as a nontaxable exchange, the optionee would have no taxable income from the exchange and exercise, other than minimum taxable income as discussed above, and the tax basis of the shares exchanged would be treated as the substituted basis for the shares received. If the optionee used shares received pursuant to the exercise of an incentive stock option, or another statutory option, as to which the optionee had not satisfied the applicable holding period requirement, the exchange would be treated as a taxable disqualifying disposition of the exchanged shares.

     If, pursuant to an option agreement, we withhold shares in payment of the option price for incentive stock options, the transaction should generally be treated as if the withheld shares had been sold in a disqualifying disposition after exercise of the option, so that the optionee will realize ordinary income with respect to such shares. The shares paid for by the withheld shares should be treated as having been received upon exercise of an incentive stock option, with the tax consequences described above. However, the Internal Revenue Service has not ruled on the tax treatment of shares received on exercise of an incentive stock option where the option exercise price is paid with withheld shares.

     Non-Qualified Options. The grant of an option will not be a taxable event for the optionee or us. Upon exercising a non-qualified option, an optionee will recognize ordinary income in an amount equal to the difference between the exercise price and the fair market value of the common stock on the date of exercise. However, if the optionee is subject to restrictions, the measurement date will be deferred, unless the optionee makes a special tax election within 30 days after exercise. Upon a subsequent sale or exchange of shares acquired pursuant to the exercise of a non-qualified option, the optionee will have taxable gain or loss, measured by the difference between the amount realized on the disposition and the tax basis of the shares. This difference generally is the amount paid for the shares plus the amount treated as ordinary income at the time the option was exercised.

     If we comply with applicable reporting requirements and with the restrictions of Section 162(m) of the Internal Revenue Code, we will be entitled to a business expense deduction in the same amount and generally at the same time as the optionee recognizes ordinary income. Under Section 162(m) of the Internal Revenue Code, if the optionee is one of specified executive officers, then, unless a number of exceptions apply, we are not entitled to deduct compensation with respect to the optionee, including compensation related to the exercise of shares options, to the extent such compensation in the aggregate exceeds $1.0 million for the taxable year. Options issuable under the stock incentive plan are intended to comply with the exception to Section 162(m) for "performance-based" compensation.

     If the optionee surrenders common stock in payment of part or all of the exercise price for non-qualified options, the optionee will not recognize gain or loss with respect to the shares surrendered, regardless of whether the shares were acquired pursuant to the exercise of an incentive stock option, and the optionee will be treated as receiving an equivalent number of shares pursuant to the exercise of the option in a nontaxable exchange. The basis of the shares surrendered will be treated as the substituted tax basis for an equivalent number of option shares received and the new shares will be treated as having been held for the same holding period as had expired with respect to the transferred shares. The difference between the total option exercise price and the total fair market value of the shares received pursuant to the exercise of the option will be taxed as ordinary income. The optionee's basis in the additional shares will be equal to the amount included in the optionee's income.

     If, pursuant to an option agreement, we withhold shares in payment of the option price for non-qualified options or in payment of tax withholding, the transaction should generally be treated as if the withheld shares had been sold for an amount equal to the exercise price after exercise of the option.

401(K) PLAN

     In January, 1998, we adopted a tax-qualified employee savings and retirement plan covering all of our employees. Under this 401(k) plan, employees may elect to reduce their current compensation by a maximum pre-tax amount equal to the lesser of 15% of eligible compensation or the statutorily prescribed annual limit, which was $10,000 in 1998, and have the amount of this reduction contributed to the 401(k) plan. The trustee under the 401(k) plan, at the direction of each participant, invests the assets of the 401(k) plan in any of four investment options. The 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees to the 401(k) plan, and income earned on plan contributions, are not taxable to employees until withdrawn, and so that the contributions by employees will be deductible by us when made. We may make matching or additional contributions to the 401(k) plan, in amounts to be determined annually by the board of directors. Employees are immediately 100% vested in their individual contributions and vest 25% per year in our contributions beginning with their second year of service, becoming 100% vested in their fifth year of service. Vesting in our contributions also occurs upon attainment of retirement age, death or disability. The 401(k) plan provides for hardship withdrawals and employee loans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


OWNERSHIP OF OUR COMMON STOCK

     The following table provides you with information about the beneficial ownership of shares of our common stock as of March 15, 2000 by:

     o each person who, to our knowledge, beneficially owns more than 5% of our common stock;

     o each of our directors and named executive officers; and

     o all our directors and executive officers as a group.

     Beneficial ownership is determined under the rules of the SEC and includes voting or investment power with respect to the common stock.

     Unless indicated otherwise below, the address for each listed director and officer is SAVVIS Communications Corporation, 12007 Sunrise Valley Drive, Reston, Virginia 20191. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable, and the information contained in this table and the notes that follow. The total number of shares of common stock outstanding used in calculating the percentage for each person named in the table includes the shares of common stock underlying options held by that person that are excercisable within 60 days of March 15, 2000, but excludes shares of common stock underlying options held by all other persons. Percentage of beneficial ownership is based on 92,892,297 shares of common stock outstanding as of March 15, 2000.





                                                                            SHARES
                                                                         BENIFICIALLY     PERCENTAGE
                                 NAME                                        OWNED         OF CLASS
---------------------------------------------------------------------   --------------   -----------
Bridge Information Systems, Inc. (1) ................................     45,483,702         49.0%
Welsh, Carson, Anderson & Stowe (2) .................................     15,094,642         16.3%
Clyde A. Heintzelman (3) ............................................        218,224            *
Robert A. McCormick .................................................        750,000            *
David J. Frear ......................................................        400,000            *
Richard Bubenik (4) .................................................         60,889            *
Thomas M. Wendel (5) ................................................        501,098            *
Patrick J. Welsh (6) ................................................     15,093,413         16.3%
Thomas E. McInerney (7) .............................................     15,133,118         16.3%
All executive officers and directors as a group (9 persons) .........     11,582,202         15.2%

----------
* Less than one percent.

(1) Does not include shares held by Welsh, Carson, Anderson & Stowe, as described in note 2 below. The address of Bridge Information Systems, Inc. is 3 World Financial Center, New York, New York 10281.

(2) Includes 4,635,958 shares of common stock held by Welsh, Carson, Anderson & Stowe VI, L.P., or WCAS VI, 3,475,566 shares held by Welsh, Carson, Anderson & Stowe VII, L.P., or WCAS VII, 6,250,000 shares of common stock held by Welsh, Carson, Anderson & Stowe VIII, or WCAS VIII, L.P.65,357
    shares  held  by  WCAS  Information  Partners,  L.P., or WCAS IP and 667,761
    shares held by WCAS Capital Partners II, L.P., or WCAS CP II. The respective sole general partners of WCAS VI, WCAS VII, WCAS VIII, WCAS IP and WCAS CP II are WCAS VI Partners, L.P., WCAS VII Partners, L.P., WCAS VIII Associates, WCAS INFO Partners and WCAS CP II Partners. The individual general partners of each of these partnerships include some or all of Bruce K. Anderson, Russell L. Carson, Anthony J. de Nicola, James
    B.  Hoover,  Thomas  E.  McInerney,  Robert  A. Minicucci, Charles G. Moore,
    III, Andrew M. Paul, Paul B. Queally, Rudolph E. Rupert, Jonathan M. Rather, Lawrence B. Sorrel, Richard H. Stowe, Laura M. VanBuren and Patrick J. Welsh. The
   individual general partners who are also directors of SAVVIS are Patrick J. Welsh and Thomas E. McInerney. Each of the foregoing persons may be deemed to be the beneficial owner of the common stock owned by the limited partnerships of whose general partner he or she is a general partner. WCAS VI, WCAS VII, WCAS VIII, WCAS IP and WCAS CP II, in the aggregate, own approximately 16% of the outstanding equity securities of SAVVIS. The address of Welsh, Carson, Anderson & Stowe is 320 Park Avenue, New York, NY 10022.


(3) Shares beneficially owned by Mr. Heintzelman are owned by Mr. Heintzelman's family members.


(4) Includes   8,333  shares  of  common  stock  subject  to  options  that  are excercisable within 60 days of the date of this filing and 1,200 shares held by his spouse.


(5) Includes 1,098 shares that are owned by a trust that is established for the benefit of Mr. Wendel's grandchildren of which Mr. Wendel is a trustee.


(6) Includes 15,029,285 shares held by Welsh, Carson, Anderson & Stowe, as described in note 2 above.


(7) Includes 15,094,642 shares held by Welsh, Carson, Anderson & Stowe, as described in note 2 above.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Mr. Wendel, a director of our company, is also President, Chief Executive Officer and Chairman of the Board of Bridge. Mr. McCormick, our Chief Executive Officer and the Chairman of our Board, served as the Executive Vice President and Chief Technical Officer of Bridge through December 1999. Messrs. McInerney and Welsh serve as directors of our company, as well as directors of Bridge. In addition, Messrs. McInerney and Welsh are general partners of Welsh Carson, which sponsors investment partnerships, three of which are among our principal stockholders and two of which are also principal stockholders of Bridge.


     As of December 31, 1999, we had amounts payable to Bridge of approximately $24 million. These advances bear interest at a rate of 8% per year. We used the proceeds of these loans to fund our working capital requirements.


     In February 2000, we entered into several agreements with Bridge, including a master establishment and transition agreement, an equipment colocation permit, a network services agreement, an administrative services agreement, a technical services agreement, the GECC Sublease and a local network services agreement. Summaries of these agreements are set forth below.


     Master Establishment and Transition Agreement. The master establishment and transition agreement transferred Bridge's global Internet protocol network to us for $88 million. Under this agreement, a Bridge subsidiary that owned all of Bridge's U.S. network assets transferred them to one of our subsidiaries. The transfers of non-U.S. assets were effected under local transfer agreements between the appropriate Bridge and SAVVIS subsidiaries.


     The transfer of several portions of the Bridge network requires contractual consents from some of Bridge's counterparties or regulatory approvals in several jurisdictions which have not yet been obtained. Bridge will continue to own and operate those portions of the network while we continue to seek the appropriate consents. Under the master establishment and transition agreement, once the requisite consents and approvals have been acquired in each jurisdiction, we will have an obligation to purchase the assets from Bridge in that jurisdiction. In jurisdictions where we expect the purchase to occur within one year of the closing date of the Bridge asset transfer, Bridge will operate the facilities on our behalf and we will reimburse Bridge for all costs directly associated with the use, maintenance and operation of those assets and we will be paid for the use of those assets by Bridge under the network services agreement. We expect the asset transfer to occur in Greece, Ireland, Hungary, Poland, Taiwan, Mexico and Venezuela within one year from the closing date of the Bridge transfer. Our obligation to acquire these assets expires upon the later of ten years from the closing date or expiration of the network services agreement.

     Under the master establishment and transition agreement, Bridge is responsible for all liabilities associated with its Internet protocol network prior to the transfer to us, and we are responsible for liabilities after the transfer. The agreement provides that we will indemnify Bridge for breaches of our representations and warranties and with respect to our responsibility for our assumed liabilities.


     Network Services Agreement. Under the network services agreement, we have agreed to provide Bridge with networks for the collection and distribution of the financial information provided by Bridge to its customers and for Bridge's internal managed data network needs for ten years from the closing date. The agreement may be extended by Bridge for an additional five-year period by giving us notice one year before the expiration of the initial ten-year term. Upon termination of the agreement, we will be required to continue to provide network services to Bridge for an additional five years, at rates in effect for our third party customers at the termination date.


     Bridge has agreed to pay us a minimum of $105 million, $132 million and $145 million for network services in 2000, 2001 and 2002, respectively. In addition, Bridge has agreed that the amount paid to us under the agreement for the fourth, fifth and sixth years will not be less than 80% of the total amount paid by Bridge and its subsidiaries for Internet protocol data transport services; and the amount paid to us under the agreement for the seventh through tenth years will not be less than 60% of the total amount paid by Bridge and its subsidiaries for Internet protocol data transport services.


     In addition we charge Bridge for additional bandwidth and additional connections at a rate established on an annual basis. In those instances where the addition is outside of the existing network, we will negotiate the terms of the expansion with Bridge on a case-by-case basis, including any additional charges to be paid to us by Bridge to defray the cost of such expansion. If we cannot reach agreement with Bridge on the annual rate or on the additional charges, and Bridge still desires for us to provide such service, then we will submit prices to an independent arbitrator who will assign the price quoted by the party that in the arbitrator's opinion came closest to quoting a fair market price.


     We have also agreed that, beginning twelve months after the date of the transfer of the network, the network will perform in accordance with specific quality of service standards. If those standards are not met with respect to a customer site in any month, Bridge will be entitled to receive, upon request, a credit for one month's charges for that site. The Bridge network services agreement contains quality of service levels and provides for credits if the levels are not maintained. In addition, a material breach of the service levels allows Bridge to terminate the agreement and/or collect up to $50 million as liquidated damages not more than once in any 36-month period.


     The agreement provides for the creation of a strategic advisory committee comprised of three of our senior executives and three from Bridge, with an additional outside consultant to be appointed by both parties. The mission of the committee will be to review the performance of the network, to serve as a forum for the consideration and discussion of issues related to the network, and to discuss issues related to the future development of the SAVVIS ProActiveSM Network in the context of the relationship of SAVVIS and Bridge. We have agreed to use our commercially reasonable best efforts to comply with the recommendations of the committee.


     Bridge has agreed that during the term of the network services agreement and for the next five years after the termination of this agreement, Bridge will not compete with us anywhere in the world in providing packet-data transport network services, other than investments in a competitor not to exceed 10% of the outstanding capital stock of that competitor.


     So long as Bridge is the beneficial owner of 20% of our outstanding voting securities, we have agreed not to provide any of our stockholders with voting or registration rights superior to the voting or registration rights of Bridge other than as required by law.


     Local Network Services Agreement. In most jurisdictions outside the United States, the charges that we pay for the local circuit between our distribution frame, which usually is located in a central office of the local telecommunications provider, and the Bridge customer premises are charged back to Bridge at a rate intended to recover our costs.

     Equipment Colocation Permits. Some of the purchased network assets are located in premises currently leased by Bridge. The permits provide us, subject to the receipt of required landlord consents, with the ability to keep the equipment that is being purchased from Bridge in the facilities in which they are currently located. We have no interest in or rights to the real estate other than the right to enter the facilities for the purpose of maintaining the equipment and to place a rack with equipment in the premises. According to this arrangement, we occupy a minimal amount of space, generally less than 100 square feet, in each of the premises. The permits, approximately thirty in total, are for a term that is coterminous with the underlying rights which Bridge has to such facilities, which range from one to ten years. Our costs for these colocation permits, which are fixed costs, are estimated to be less than $75,000 per year.

     Technical Services Agreement. Pursuant to the technical services agreement, Bridge provides us with services, including help desk support, installation, maintenance and repair of equipment, customer related services such as processing service orders and provisioning interconnection. In addition, Bridge manages the colocation of third-party equipment in our facilities, which includes facilities management, such as power, heating, air conditioning, lighting and other utilities and installation, monitoring and maintenance of equipment. Bridge manages our network operation centers. This agreement will remain in effect so long as the network services agreement is in effect. Rates for the services provided under this agreement are fixed for the first year. We expect the aggregate amount of payments to Bridge under the technical services, agreement in 2000 will be approximately $1.1 million. After the first year, we will negotiate new rates, and if we and Bridge cannot agree on new rates, then we will submit prices to an independent arbitrator who will assign the price quoted by the party that in the arbitrator's opinion comes closest to quoting a fair market price. Bridge is required to meet quality of service standards set forth in the agreement, and, if Bridge fails to meet the standards, we will be entitled to a refund of all amounts paid for the non-complying service plus the costs we incurred to have that service provided by a third party.

     Administrative Services Agreement. Until February 2003, and from then on from year to year until Bridge or we terminate the agreement, Bridge will provide us with various administrative services, including payroll and accounting functions, benefit management and the provision of office space. We have the right to take over one or more of these functions before the termination of the agreement. Bridge charges us for these services in a manner that is intended to permit Bridge to recover the costs of providing the services.

     GECC Sublease. We have subleased from Bridge some of the network assets that Bridge leases from GECC. The aggregate amount of these capital leases is $25 million. The terms of the GECC sublease mirror the GECC master lease. At the end of the lease term, Bridge will have the right to acquire these assets from GECC for $1, and we will have the right to acquire these assets from Bridge for $1.

     On February 7, 2000, we entered into a registration rights agreement with Welsh Carson and Bridge, pursuant to which we have granted to Welsh Carson customary registration rights with respect to the shares of our common stock which were purchased by Welsh Carson from Bridge following the initial public offering, including demand registration rights and piggy-back registration rights.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


     (a) (1) and (2) Financial Statements and Financial Statement Schedules


     The following consolidated financial statements are filed pursuant to Item 8 of this report:

       Report of Independent Auditors.


       Consolidated Balance Sheets as of December 31, 1998 and 1999.


       Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999.


       Consolidated Statements of Changes in Stockholders' Deficit for the years ended December 31, 1997, 1998, and 1999.


       Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999.


       Notes to Consolidated Financial Statements.


     All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the financial statements, or notes thereto, are not required under the related instructions or are inapplicable and therefore have been omitted.


14(a)(3) Exhibits. The following exhibits are either provided with this Form 10-K or are incorporated herein by reference.


EXHIBIT INDEX




NUMBER     EXHIBIT DESCRIPTION
---------- --------------------------------------------------------------------------------------
  3.1*     Amended and Restated Certificate of Incorporation of the Registrant
  3.2*      Certificate of Amendment to Amended and Restated Certificate of Incorporation of the
           Registrant
  3.3*     Amended and Restated Bylaws of the Registrant
  4.1*     Form of Common Stock Certificate
 10.1*     1999 Stock Option Plan
 10.2*     Form of Incentive Stock Option Agreement under the 1999 Stock Option Plan
 10.3*     Form of Incentive Stock Option Agreement under the 1999 Stock Option Plan
 10.4*     Form of Non-Qualified  Stock Option Agreement under the 1999 Stock Option Plan
 10.5*     Amended and Restated  Agreement and Plan of Merger,  dated  February 19, 1999, among the
           Registrant, SAVVIS Acquisition Corp. and Bridge Information Systems, Inc.
 10.6*     Employment Agreement, dated December 4, 1998, between the Registrant and Clyde A.
           Heintzelman
 10.7*     Letter Agreement, dated November 12, 1999, between the Registrant and Clyde A.
           Heintzelman
 10.8*     Employment Agreement, dated December 20, 1999, between the Registrant and Jack M.
           Finlayson
 10.9*     Letter Agreement, dated June 14, 1999, between the Registrant and David J. Frear
 10.10*    Letter Agreement, dated September 30, 1999, between the Registrant and James D. Mori

 10.11       Master Establishment and Transition  Agreement,  dated February 9,
             2000, between the Registrant and Bridge Information Systems, Inc.,
             including  as  Exhibit  B  a  Form  of   Administrative   Services
             Agreement, as Exhibit E a Form of Local Contract of Assignment and
             Assumption, as Exhibit F a Form of Local Asset Transfer Agreement,
             as Exhibit H a Form of Equipment Colocation Permit, as Exhibit I a
             Form of Promissory Note, as Exhibit J a Form of
             Call Asset Transfer Agreement and as Exhibit K the sublease Agreement
 10.12 +     Network Services Agreement, dated February 18, 2000, between SAVVIS Communications
             Corporation and Bridge Information Systems, Inc.
 10.13 +     Technical Services Agreement, dated February 18, 2000, between SAVVIS Communications
             Corporation and Bridge Information Systems, Inc.
 10.14*      Managed Network Agreement, dated January 31, 1995, between Sprint Communications
             Company L.P. and Bridge Data Company
 10.15*      Amendment One to the Managed Network Agreement, dated August 23, 1995, between
             Sprint Communications Company L.P. and Bridge Data Company
 10.16*      Amendment Two to the Managed Network Agreement, dated August 16, 1995, between
             Sprint Communications Company L.P. and Bridge Data Company
 10.17 +*    Amendment Three to the Managed Network Agreement, dated March 1, 1996, between Sprint
             Communications Company L.P. and Bridge Data Company
 10.18 +*    Amendment Four to the Managed Network Agreement, dated July 29, 1996, between Sprint
             Communications Company L.P. and Bridge Data Company
 10.19 +*    Amendment Five to the Managed Network Agreement, dated December 5, 1996, between
             Sprint Communications Company L.P. and Bridge Data Company
 10.20 +*    Amendment Six to the Managed Network Agreement, dated May 23, 1997, between Sprint
             Communications Company L.P. and Bridge Data Company
 10.21 +*    Amendment Seven to the Managed Network Agreement, dated August 28, 1998, between
             Sprint Communications Company L.P. and Bridge Data Company
 10.22 +*    Service Agreement, dated August 15, 1996, between the Registrant and IXC Carrier, Inc.
 10.23 +*    Amendment No. 1 to the Service Agreement, dated October 22, 1996, between the Registrant and IXC Carrier, Inc.
 10.24 +*    Master  Internet  Services  Agreement,  effective June 4, 1999, between the Registrant and UUNET Technologies, Inc.
 10.25 +*    InternetMCI  Dedicated Access Agreement,  dated April 16, 1998, between the Registrant and networkMCI, Inc.
 10.26*      Registration Rights Agreement, dated February 7, 2000, among the Registrant, Welsh Carson
             Anderson & Stowe VIII, L.P. and Bridge Information Systems, Inc.
 10.27       Office Lease between WGP Associates,  LLC and SAVVIS Communications 16.1
             Letter Re Change in Certifying Accountants 21.1 Subsidiaries of the Registrant
 27.1        Financial Data Schedule for the year ended December 31, 1999

----------
* Incorporated by reference to the same numbered exhibit to SAVVIS' Registration Statement on Form S-1, as amended (File No. 333-90881).

+ Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.


(b) Reports on Form 8-K.


     None.


(c) Exhibits.

     The list of  exhibits  filed with this  report is set forth in  response to
Item 14(a)(3). SAVVIS hereby files as part of this report the exhibits listed in the index to the exhibits.

(d) Financial Statements Schedules.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.


                   SAVVIS COMMUNICATIONS CORPORATION



                                     By: /s/ Robert McCormick
                                         -------------------------
                                         Robert McCormick
                                         CHIEF  EXECUTIVE  OFFICER  AND CHAIRMAN
                                         OF THE BOARD

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities indicated below and on the dates indicated.





          SIGNATURE                               TITLE                          DATE
-----------------------------   ----------------------------------------   ---------------
      /s/ ROBERT MCCORMICK      Chief Executive Officer and Chairman       March 30, 2000
---------------------------
                                of the Board (principal executive
         Robert McCormick
                                officer)
        /s/ DAVID J. FREAR      Executive Vice President, Chief            March 30, 2000
---------------------------
                                Financial Officer and Director
        David J. Frear
                                (principal financial officer and

                                principal accounting officer)
      /s/ JACK M. FINLAYSON     President, Chief Operating Officer and     March 30, 2000
---------------------------
        Jack M. Finlayson       Director

   /s/ CLYDE A. HEINTZELMAN     Director                                   March 30, 2000
---------------------------
      Clyde A. Heintzelman
    /s/ THOMAS E. MCINERNEY     Director                                   March 30, 2000
---------------------------
       Thomas E. McInerney
      /s/ PATRICK J. WELSH      Director                                   March 30, 2000
---------------------------
         Patrick J. Welsh
      /s/ THOMAS M. WENDEL      Director                                   March 30, 2000
---------------------------
         Thomas M. Wendel


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        SAVVIS COMMUNICATIONS CORPORATION





                                                                            PAGE
                                                                          -----
Independent Auditors' Report - Deloitte & Touche LLP ..................    F-2
Independent Auditors' Report - Ernst & Young LLP ......................    F-3
Consolidated Balance Sheets as of December 31, 1998 and 1999 ..........    F-4
Consolidated Statements of Operations for the years ended
 December 31, 1997, 1998 and 1999 .....................................    F-5
Consolidated Statements of Changes in Stockholders' Deficit
 For the years ended December 31, 1997, 1998 and 1999 .................    F-6
Consolidated Statements of Cash Flows for the years ended
 December 31, 1997, 1998 and 1999 .....................................    F-7
Notes to Consolidated Financial Statements ............................    F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
SAVVIS Communications Corporation:

We have audited the accompanying consolidated balance sheet of SAVVIS Communications Corporation and subsidiaries (the "Company" or the "Successor Company"), a majority-owned consolidated subsidiary of Bridge Information Systems, Inc. ("Bridge"), as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the period from April 7, 1999 (the date of the Company's acquisition by Bridge) through December 31, 1999. We have also audited the consolidated balance sheet of the Company's predecessor (the "Predecessor Company") as of December 31, 1998 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended and for the period from January 1, 1999 through April 6, 1999. These financial statements are the responsibility of the Successor and Predecessor Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of SAVVIS Communications Corporation and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the period from April 7, 1999 through December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company's consolidated financial statements referred to above present fairly, in all material respects, their consolidated financial position as of December 31, 1998 and the results of their operations and their cash flows for the year ended December 31, 1998 and for the period from January 1, 1999 through April 6, 1999, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Successor Company adopted a new accounting basis effective April 7, 1999 in connection with a change in ownership and recorded net assets as of that date at the new owner's acquisition cost. Accordingly, the book value of assets and liabilities and related depreciation and amortization charges reflected in the accompanying consolidated balance sheet as of December 31, 1999 and the consolidated statement of operations for the period from April 7, 1999 through December 31, 1999 are not comparable to those of earlier periods presented.


/s/ Deloitte & Touche LLP

McLean, Virginia
February 18, 2000

INDEPENDENT AUDITORS' REPORT

Board of Directors of

SAVVIS Communications Corporation:

We have audited the accompanying consolidated statements of operations, changes in stockholders' deficit and cash flows of SAVVIS Communications Corporation and subsidiaries (the "Company"), for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of SAVVIS Communications Corporation and subsidiaries for the year ended December 31, 1997 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


/S/ ERNST & YOUNG, LLP


St. Louis, Missouri
April 23, 1998

                        SAVVIS COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                            (DOLLARS IN THOUSANDS)





                                                                                              DECEMBER 31,
                                                                                            1998          1999
                                                                                      --------------- ------------
                                                                                       (PREDECESSOR)   (SUCCESSOR)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ..........................................................    $   2,521     $   2,867
 Accounts receivable, less allowance for doubtful accounts of $149 in 1998 and
   $375 in 1999 .....................................................................        2,649         2,271
 Prepaid expenses ...................................................................          120           503
 Other current assets ...............................................................           21            88
                                                                                         ---------     ---------
Total current assets ................................................................        5,311         5,729
PROPERTY AND EQUIPMENT -- Net (Note 5) ..............................................        4,753         5,560
GOODWILL AND INTANGIBLE ASSETS -- Net of accumulated amortization of $503 in
 1998 and $12,217 in 1999 ...........................................................        1,406        26,250
OTHER LONG-TERM ASSETS ..............................................................          193         1,757
                                                                                         ---------     ---------
TOTAL ...............................................................................    $  11,663     $  39,296
                                                                                         =========     =========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
 Accounts payable ...................................................................    $   4,498     $   5,093
 Accrued compensation payable .......................................................        1,140         1,928
 Due to Bridge Information Systems, Inc. (Note 12) ..................................           --        24,065
 Deferred revenue ...................................................................           71            --
 Notes payable to bank -- current portion (Note 6) ..................................           13            --
 Current portion of capital lease obligations (Note 6) ..............................        1,097         2,462
 Other accrued liabilities ..........................................................          206         5,083
                                                                                         ---------     ---------
Total current liabilities ...........................................................        7,025        38,631
                                                                                         ---------     ---------
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION (NOTE 6) ............................        1,649         3,431
COMMITMENTS AND CONTINGENCIES (NOTE 10)
REDEEMABLE PREFERRED STOCK (NOTE 3):
 Series A, $.001 par value, 517,410 shares authorized, 502,410 issued and
   outstanding, liquidation preference of $5,345 ....................................        5,345            --
 Series B, $.001 par value, 5,649,241 shares authorized, 5,649,241 issued and
   outstanding, liquidation preference of $5,649 ....................................        3,898            --
 Series C, $.001 par value, 30,000,000 shares authorized, 30,000,000 issued and
   outstanding, liquidation preference of $30,000 -- net of unamortized discount            26,943            --
STOCKHOLDERS' DEFICIT:
 Common stock; $.01 par value, 125,000,000 authorized, 69,299,809 issued and
   outstanding in 1998, 77,210,286 issued and outstanding in 1999 ...................          693           772
 Additional paid-in capital .........................................................        5,263        84,973
 Accumulated deficit ................................................................      (39,011)      (38,617)
 Deferred compensation ..............................................................          (78)      (49,894)
 Treasury stock .....................................................................          (64)           --
                                                                                         ---------     ---------
Total stockholders' deficit .........................................................      (33,197)       (2,766)
                                                                                         ---------     ---------
TOTAL ...............................................................................    $  11,663     $  39,296
                                                                                         =========     =========

See notes to consolidated financial statements.

                        SAVVIS COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                                                                  PERIOD FROM
                                                                                                   JANUARY 1     PERIOD FROM
                                                                                                       TO         APRIL 7 TO
                                                                                                    APRIL 6,     DECEMBER 31,
                                                                      1997            1998            1999           1999
                                                                --------------- --------------- --------------- -------------
                                                                 (PREDECESSOR)   (PREDECESSOR)   (PREDECESSOR)   (SUCCESSOR)
REVENUES:
Service .......................................................   $     2,395     $    12,827     $     5,303    $    17,501
Installation and other ........................................           363             847             137          1,048
                                                                  -----------     -----------     -----------    -----------
 Total revenue ................................................         2,758          13,674           5,440         18,549
                                                                  -----------     -----------     -----------    -----------
DIRECT COSTS AND OPERATING EXPENSES:
Data communications and operations ............................        11,072          20,889           6,429         21,353
Selling, general and administrative ...........................         5,130          12,245           4,751         20,160
Depreciation and amortization .................................           631           2,288             817         14,351
Impairment of assets ..........................................            --              --           1,383             --
                                                                  -----------     -----------     -----------    -----------
 Total direct costs and operating expenses ....................        16,833          35,422          13,380         55,864
                                                                  -----------     -----------     -----------    -----------
LOSS FROM OPERATIONS ..........................................       (14,075)        (21,748)         (7,940)       (37,315)
NONOPERATING INCOME (EXPENSE):
Interest income ...............................................            --             383              23             48
Interest expense ..............................................          (482)           (483)           (158)        (1,350)
                                                                  -----------     -----------     -----------    -----------
 Total nonoperating income (expense) ..........................          (482)           (100)           (135)        (1,302)
                                                                  -----------     -----------     -----------    -----------
LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND
 EXTRAORDINARY ITEM ...........................................       (14,557)        (21,848)         (8,075)       (38,617)
INCOME TAXES (NOTE 9) .........................................            --              --              --             --
Minority Interest in Losses, net of accretion .................           547            (147)             --             --
                                                                  -----------     -----------     -----------    -----------
LOSS BEFORE EXTRAORDINARY ITEM ................................       (14,010)        (21,995)         (8,075)       (38,617)
Extraordinary gain on debt extinguishment, net of tax .........            --           1,954              --             --
                                                                  -----------     -----------     -----------    -----------
NET LOSS ......................................................       (14,010)        (20,041)         (8,075)       (38,617)
PREFERRED STOCK DIVIDENDS .....................................          (151)         (2,054)           (706)            --
AMORTIZATION OF DEFERRED FINANCING COSTS AND DISCOUNT ON
 SERIES B AND C PREFERRED STOCK ...............................            --            (571)           (244)            --
                                                                  -----------     -----------     -----------    -----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS ..................   $   (14,161)    $   (22,666)    $    (9,025)   $   (38,617)
                                                                  ===========     ===========     ===========    ===========
BASIC AND DILUTED LOSS PER COMMON SHARE BEFORE
 EXTRAORDINARY ITEM ...........................................   $      (.38)    $      (.42)    $      (.14)   $      (.54)
EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT .....................            --             .03              --             --
                                                                  -----------     -----------     -----------    -----------
BASIC AND DILUTED LOSS PER COMMON SHARE .......................   $      (.38)    $      (.39)    $      (.14)   $      (.54)
                                                                  -----------     -----------     -----------    -----------
WEIGHTED AVERAGE SHARES OUTSTANDING ...........................    36,904,108      58,567,482      66,018,388     72,075,287
                                                                  ===========     ===========     ===========    ===========

See notes to consolidated financial statements.

                       SAVVIS COMMUNICATIONS CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
              YEARS ENDED DECEMBER 31 1997 AND 1998 (PREDECESSOR),
                          PERIOD FROM JANUARY 1, 1999
                      THROUGH APRIL 6, 1999 (PREDECESSOR)
      AND PERIOD FROM APRIL 7, 1999 THROUGH DECEMBER 31, 1999 (SUCCESSOR)

                            (DOLLARS IN THOUSANDS)





                                          NUMBER OF SHARES
                                    ----------------------------
                                       COMMON        TREASURY
                                        STOCK         STOCK
                                    ------------ ---------------
BALANCE, DECEMBER 31, 1996
 (Predecessor) ....................  39,550,519             --
Purchase of shares for treasury ...          --      4,853,967
Dividends declared on Series A
 Preferred Stock ..................          --             --
Net loss ..........................          --             --
                                     ----------      ---------
BALANCE, DECEMBER 31, 1997
 (Predecessor) ....................  39,550,519      4,853,967
Issuance of common stock ..........       1,976             --
Issuance of stock options .........          --             --
Issuance of common stock for
 acquisition of IXA ...............  28,789,781             --
Issuance of common stock upon
 exercise of stock options ........     957,533             --
Dividends declared on Series C
 preferred Stock ..................          --             --
Amortization of deferred
 financing costs and discount on
 Series B and C Preferred Stock              --             --
Purchase of shares for treasury ...          --        197,576
Issuance of Series C warrants
 (Note 3) .........................          --             --
Net loss ..........................          --             --
                                     ----------      ---------
BALANCE, DECEMBER 31, 1998
 (Predecessor) ....................  69,299,809      5,051,543
Issuance of common stock upon
 exercise of stock options ........   2,700,191             --
Dividends declared on Series C
 Preferred Stock ..................          --             --
Amortization of deferred
 financing costs and discount on
 Series B and C Preferred Stock              --             --
Recognition of deferred
 compensation cost ................          --             --
Net loss ..........................          --             --
                                     ----------      ---------
BALANCE, APRIL 6, 1999
 (Predecessor) ....................  72,000,000      5,051,543
Recapitalization related to
 acquisition of the Company by
 Bridge Information Systems .......          --     (5,051,543)
Issuance of common stock upon
 exercise of stock options ........   5,210,286             --
Issuance of stock options and
 restricted stock .................          --             --
Recognition of deferred
 compensation cost ................          --             --
Net loss ..........................          --             --
                                     ----------     ----------
BALANCE, DECEMBER 31 1999
 (Successor) ......................  77,210,286             --
                                     ==========     ==========




                                                                         AMOUNTS
                                    ------------------------------------------------------------------------
                                              ADDITIONAL
                                     COMMON    PAID--IN     DEFERRED     ACCUMULATED   TREASURY
                                      STOCK    CAPITAL    COMPENSATION     DEFICIT      STOCK       TOTAL
                                    -------- ----------- -------------- ------------- --------- ------------
BALANCE, DECEMBER 31, 1996
 (Predecessor) ....................   $396     $ 1,095     $      --      $  (2,184)   $   --    $    (693)
Purchase of shares for treasury ...     --          --            --             --       (49)         (49)
Dividends declared on Series A
 Preferred Stock ..................     --          --            --           (151)       --         (151)
Net loss ..........................     --          --            --        (14,010)       --      (14,010)
                                      ----     -------     ---------      ---------    ------    ---------
BALANCE, DECEMBER 31, 1997
 (Predecessor) ....................    396       1,095            --        (16,345)      (49)     (14,903)
Issuance of common stock ..........     --           1            --             --        --            1
Issuance of stock options .........     --         171           (78)            --        --           93
Issuance of common stock for
 acquisition of IXA ...............    287         296            --             --        --          583
Issuance of common stock upon
 exercise of stock options ........     10          --            --             --        --           10
Dividends declared on Series C
 preferred Stock ..................     --          --            --         (2,054)       --       (2,054)
Amortization of deferred
 financing costs and discount on
 Series B and C Preferred Stock         --          --            --           (571)       --         (571)
Purchase of shares for treasury ...     --          --            --             --       (15)         (15)
Issuance of Series C warrants
 (Note 3) .........................     --       3,700            --             --        --        3,700
Net loss ..........................     --          --            --        (20,041)       --      (20,041)
                                      ----     -------     ---------      ---------    ------    ---------
BALANCE, DECEMBER 31, 1998
 (Predecessor) ....................    693       5,263           (78)       (39,011)      (64)     (33,197)
Issuance of common stock upon
 exercise of stock options ........     27           1            --             --        --           28
Dividends declared on Series C
 Preferred Stock ..................     --          --            --           (706)       --         (706)
Amortization of deferred
 financing costs and discount on
 Series B and C Preferred Stock         --          --            --           (244)       --         (244)
Recognition of deferred
 compensation cost ................     --          --            78             --        --           78
Net loss ..........................     --          --            --         (8,075)       --       (8,075)
                                      ----     -------     ---------      ---------    ------    ---------
BALANCE, APRIL 6, 1999
 (Predecessor) ....................    720       5,264            --        (48,036)      (64)     (42,116)
Recapitalization related to
 acquisition of the Company by
 Bridge Information Systems .......     --      25,762            --         48,036        64       73,862
Issuance of common stock upon
 exercise of stock options ........     52       2,553            --             --        --        2,605
Issuance of stock options and
 restricted stock .................     --      51,394       (51,394)            --        --           --
Recognition of deferred
 compensation cost ................     --          --         1,500             --        --        1,500
Net loss ..........................     --          --            --        (38,617)       --      (38,617)
                                      ----     -------     ---------      ---------    ------    ---------
BALANCE, DECEMBER 31 1999
 (Successor) ......................   $772     $84,973     $ (49,894)     $ (38,617)   $   --    $  (2,766)
                                      ====     =======     =========      =========    ======    =========


See notes to consolidated financial statements.

                        SAVVIS COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (DOLLARS IN THOUSANDS)




                                                                                       YEAR ENDED
                                                                                      DECEMBER 31,
                                                                                   1997            1998
                                                                             --------------- ---------------
                                                                              (PREDECESSOR)   (PREDECESSOR)
OPERATING ACTIVITIES:
Net loss ...................................................................    $ (14,010)      $ (20,041)
Reconciliation of net loss to net cash used in operating activities:
 Depreciation and amortization .............................................          631           2,288
 Impairment of fixed assets ................................................           --              --
 Extraordinary gain on early extinguishment of debt, net of tax ............           --          (1,954)
 Minority interest in losses, net of accretion .............................         (547)            147
 Discount accretion ........................................................           55              25
 Compensation expense relating to the issuance of options and restricted
  stock ....................................................................           --              93
 Net changes in operating assets and liabilities -- net of effect of acquisition:
  Accounts receivable ......................................................         (527)         (1,885)
  Other current assets .....................................................            4              63
  Other assets .............................................................          (53)           (141)
  Prepaid expenses .........................................................         (250)            183
  Accounts payable .........................................................        3,316              61
  Deferred revenue .........................................................          294            (288)
  Other accrued liabilities ................................................          585             889
                                                                                ---------       ---------
   Net cash used in operating activities ...................................      (10,502)        (20,560)
                                                                                ---------       ---------
INVESTING ACTIVITIES:
Capital expenditures .......................................................         (697)         (1,688)
Acquisition of IXA .........................................................           --            (750)
                                                                                ---------       ---------
   Net cash used in investing activities ...................................         (697)         (2,438)
                                                                                ---------       ---------
FINANCING ACTIVITIES:
Purchase of treasury stock .................................................          (49)            (15)
Exercise of stock options ..................................................           --              11
Issuance of preferred stock and warrants ...................................          250          26,200
Payment of deferred financing costs ........................................           --          (1,747)
Principal payments under capital lease obligations .........................         (218)           (793)
Issuance of senior convertible notes .......................................        4,483              --
Issuance of Class A shares of subsidiary ...................................          917              --
Issuance of senior convertible bridge notes ................................        3,053           1,800
Principal payments of senior convertible bridge notes ......................           --          (1,053)
Issuance of notes payable ..................................................        3,725              --
Proceeds from borrowings from Bridge Information Systems, Inc. .............           --              --
Principal payments on borrowings from bank .................................         (137)           (282)
                                                                                ---------       ---------
   Net cash provided by financing activities ...............................       12,024          24,121
                                                                                ---------       ---------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS ........................          825           1,123
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................          573           1,398
                                                                                ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................    $   1,398       $   2,521
                                                                                =========       =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Debt incurred under capital lease obligations .............................    $     718       $   2,835
 Forgiveness of capital lease obligations in exchange for property .........           --             279
 Preferred stock dividends .................................................          151           2,054
 Amortization of deferred financing costs ..................................           --             234
 Accretion of preferred stock discount .....................................           --             569
 Senior convertible notes exchanged for preferred stock ....................           --           7,617
 Issuance of common stock in acquisition of IXA ............................           --             583
 Recapitalization related to acquisition of the company by Bridge
  Information Systems, Inc. ................................................           --              --
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: .........................
Cash paid for interest .....................................................          227             262


                                                                               PERIOD FROM    PERIOD FROM
                                                                               JANUARY 1 TO    APRIL 7 TO
                                                                                 APRIL 6,     DECEMBER 31,
                                                                                   1999           1999
                                                                             --------------- -------------
                                                                              (PREDECESSOR)   (SUCCESSOR)
OPERATING ACTIVITIES:
Net loss ...................................................................    $ (8,075)      $ (38,617)
Reconciliation of net loss to net cash used in operating activities:
 Depreciation and amortization .............................................         817          14,351
 Impairment of fixed assets ................................................       1,383              --
 Extraordinary gain on early extinguishment of debt, net of tax ............          --              --
 Minority interest in losses, net of accretion .............................                          --
 Discount accretion ........................................................                          --
 Compensation expense relating to the issuance of options and restricted
  stock ....................................................................          78           1,500
 Net changes in operating assets and liabilities -- net of effect of acquisition:
  Accounts receivable ......................................................         (17)            395
  Other current assets .....................................................         (18)            (49)
  Other assets .............................................................        (156)         (1,407)
  Prepaid expenses .........................................................         (51)           (331)
  Accounts payable .........................................................        (127)            721
  Deferred revenue .........................................................          52            (123)
  Other accrued liabilities ................................................         (71)          5,287
                                                                                --------       ---------
   Net cash used in operating activities ...................................      (6,185)        (18,273)
                                                                                --------       ---------
INVESTING ACTIVITIES:
Capital expenditures .......................................................        (275)           (837)
Acquisition of IXA .........................................................          --              --
                                                                                --------       ---------
   Net cash used in investing activities ...................................        (275)           (837)
                                                                                --------       ---------
FINANCING ACTIVITIES:
Purchase of treasury stock .................................................          --              --
Exercise of stock options ..................................................          28           2,605
Issuance of preferred stock and warrants ...................................          --              --
Payment of deferred financing costs ........................................          --              --
Principal payments under capital lease obligations .........................        (182)           (587)
Issuance of senior convertible notes .......................................          --              --
Issuance of Class A shares of subsidiary ...................................          --              --
Issuance of senior convertible bridge notes ................................          --              --
Principal payments of senior convertible bridge notes ......................          --              --
Issuance of notes payable ..................................................          --              --
Proceeds from borrowings from Bridge Information Systems, Inc. .............       4,700          19,365
Principal payments on borrowings from bank .................................         (13)             --
                                                                                --------       ---------
   Net cash provided by financing activities ...............................       4,533          21,383
                                                                                --------       ---------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS ........................      (1,927)          2,273
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................       2,521             594
                                                                                --------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................    $    594       $   2,867
                                                                                ========       =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Debt incurred under capital lease obligations .............................    $  2,634       $   1,281
 Forgiveness of capital lease obligations in exchange for property .........          --              --
 Preferred stock dividends .................................................         706              --
 Amortization of deferred financing costs ..................................          76              --
 Accretion of preferred stock discount .....................................         168              --
 Senior convertible notes exchanged for preferred stock ....................          --              --
 Issuance of common stock in acquisition of IXA ............................          --              --
 Recapitalization related to acquisition of the company by Bridge
  Information Systems, Inc. ................................................          --          31,746
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: .........................
Cash paid for interest .....................................................          99             429

See notes to consolidated financial statements.

                    SAVVIS COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1997 AND 1998 (PREDECESSOR),
        PERIOD FROM JANUARY 1, 1999 THROUGH APRIL 6, 1999 (PREDECESSOR)
      AND PERIOD FROM APRIL 7, 1999 THROUGH DECEMBER 31, 1999 (SUCCESSOR)

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION AND BUSINESS -- SAVVIS Communications Corporation, a Delaware corporation, formerly SAVVIS Holdings Corporation ("Holdings"), together with its wholly owned subsidiary, SAVVIS Communications Corporation, a Missouri corporation ("SCC"), and its predecessor company, SAVVIS Communications Enterprises L.L.C. ("LLC"), are referred to herein collectively as the "Company". The Company was formed in November 1995, commenced commercial operations in 1996 and provides high-speed Internet access and high-end private Intranet services to corporations throughout the United States. The Company also offers colocation services, network operations, and related engineering services.


On April 7, 1999 (the "acquisition date"), the Company was acquired by a wholly-owned subsidiary of Bridge Information Systems, Inc. ("Bridge") in an all stock transaction that was accounted for as a "purchase transaction" under Accounting Principles Board Opinion No. 16. Pursuant to the terms of the transaction, Bridge issued approximately 3,011,000 shares of its common stock together with 239,000 options and warrants to purchase its common stock, in exchange for all the outstanding equity interests of SAVVIS. To effect the transaction, the Series A, B and C Preferred Shareholders received their respective liquidation preferences (see Note 3) in the form of Bridge common stock. The Company's Series C warrant holders also exercised their warrants and participated with the other common shareholders and employee option holders in exchanging their common shares for remaining Bridge common shares. Series A warrant holders and those holding common warrants with a strike price per warrant of $4.13 exchanged their warrants for warrants to purchase Bridge common stock. Company stock options outstanding at the date of the transaction were converted into options to purchase Bridge common stock.


The value of the Bridge shares and options issued and the costs incurred by Bridge in connection with the acquisition aggregated $31,746. In accordance with the accounting requirements of the Securities and Exchange Commission, purchase transactions that result in one entity becoming substantially wholly-owned by the acquirer establish a new basis of accounting in the acquired entity's records for the purchased assets and liabilities. Thus, the purchase price has been allocated to the underlying assets purchased and liabilities assumed based on their estimated fair values at the acquisition date. As a result of the application of fair value accounting, intangibles, goodwill, other liabilities and additional paid-in capital were increased in the Company's consolidated financial statements.


The following is a summary of unaudited pro forma results of operations assuming the acquisition had occurred at the beginning of the periods presented.





                                                           YEAR ENDED DECEMBER 31,
                                                             1998           1999
                                                         ------------   ------------
          Revenues ...................................    $  13,674      $  23,989
          Net loss before extraordinary item .........      (38,250)       (54,872)
          Net loss ...................................      (36,296)       (54,872)
          Net loss per common share ..................    $   (0.62)     $   (0.76)


On September 10, 1999, Bridge sold 18,129,721 shares of SAVVIS common stock in a private placement to Bridge shareholders.

                        SAVVIS COMMUNICATIONS CORPORATION

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation

CASH AND CASH EQUIVALENTS -- All highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

PROPERTY AND EQUIPMENT -- Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease.

OTHER ASSETS -- Other current assets consists primarily amounts due from vendors and employees. Other long-term assets consists primarily of deferred costs associated with the Company's initial public offering and the transfer of network assets from Bridge, along with deposits for network services.

EQUIPMENT UNDER CAPITAL LEASES -- The Company leases certain of its data communications equipment and other fixed assets under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under these capital leases are amortized over the terms of the leases, which are generally three years.

GOODWILL AND INTANGIBLE ASSETS -- Goodwill is being amortized over three years and intangible assets over one to three years, all using the straight-line method. The goodwill life was determined at the acquisition date based on market and industry factors.

LONG-LIVED ASSETS -- The Company periodically evaluates the net realizable value of long--lived assets, including intangible assets, goodwill and property and equipment, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized when the expected future operating cash flows to be derived from the asset are less than its carrying value. In addition, the Company's evaluation considers nonfinancial data such as market trends, product and development cycles, and changes in management's market emphasis. As a result of such an evaluation of fixed assets, during the period from January 1, 1999 through April 6, 1999, the Company recognized an impairment loss related to property and equipment of $1,383.

FAIR VALUE OF FINANCIAL INSTRUMENTS -- The fair value of borrowings are estimated by discounting the future cash flows using borrowing rates for similar arrangements with similar maturities. As of December 31, 1998 and 1999, the fair value of all borrowings approximates their carrying value. The carrying values of cash, accounts receivable and accounts payable approximate their fair values.

STOCK SPLIT -- On July 22, 1999, the Board of Directors of the Company declared a 72,000-for-1 stock split on the Company's shares of common stock. As a result, the Company had 125 million shares authorized, 72 million shares issued and outstanding with a $.01 par value for each share of common stock. All references to shares, options and warrants outstanding have been adjusted retroactively for this stock split.

REVENUE RECOGNITION AND DEFERRED REVENUE -- Service revenues consist primarily of Internet access service fees, which are fixed monthly amounts. Services were billed one month in advance during 1997. For all periods, any services billed and payments received in advance of providing services are deferred until the period such services are earned. Equipment sales and installation charges are recognized when equipment is delivered and installation is completed.

ADVERTISING COSTS -- Advertising costs are expensed as incurred.

INCOME TAXES -- Income taxes are accounted for under the asset and liability method, which provides for the establishment of deferred tax assets and liabilities for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax

                        SAVVIS COMMUNICATIONS CORPORATION
purposes. The net operating losses generated by the Company during the period between April 7, 1999 and September 10, 1999 may be utilized by Bridge in its consolidated tax return. The income tax accounts are stated as if the company filed a separate income tax return, which is consistent with the tax sharing agreement between the Company and Bridge.

EMPLOYEE STOCK OPTIONS -- The Company accounts for employee stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, the Company recognizes compensation cost based on the intrinsic value of the equity instrument awarded as determined at grant date. The Company is also subject to disclosure requirements under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation which requires pro forma information as if the fair value method prescribed by SFAS No. 123 had been applied (see Note 7).

COMPREHENSIVE INCOME -- The Company has reported no items of other comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income, during the years ended December 31, 1997 and 1998, the period from January 1, 1999 through April 6, 1999 and the period from April 7, 1999 through December 31, 1999.

EARNINGS (LOSS) PER SHARE -- All loss per share amounts for all periods have been presented to conform to the provisions of SFAS No. 128. All stock options and warrants outstanding have been excluded from the computations of diluted loss per share, as their effect would be antidilutive, and accordingly, there is no reconciliation between basic and diluted loss per share for the periods presented. Also excluded from the computations are shares of restricted stock subject to repurchase.

CONCENTRATIONS OF CREDIT RISK -- Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company periodically reviews the credit quality of its customers and generally does not require collateral.

START-UP COSTS -- In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, the Company expenses start-up activities and organization costs as incurred.

USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS -- In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 was amended by SFAS No. 137, which delayed the effective date of SFAS No. 133 to fiscal years and quarters beginning after June 15, 2000. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and that it measure those instruments at fair value. The Company is assessing the requirements of SFAS No. 133 and the effects, if any, on the Company's financial position, results of operations and cash flows.

RECLASSIFICATIONS -- Certain 1997 and 1998 information has been reclassified to conform to the 1999 presentation.

2. CORPORATE REORGANIZATION AND FINANCIAL TRANSACTIONS

The Company was originally organized in November 1995 and operated as SCC. In 1996, SCC issued 46,996 shares of Series A convertible preferred stock at a price of $10.64 per share. In conjunction with the issuance, 175,047 warrants to purchase Series A preferred stock were issued. The warrants had an exercise period of five years from the date of issue at an exercise price of $10.64, which approximated the market value of the stock at the date of issuance.

                        SAVVIS COMMUNICATIONS CORPORATION

Between February 7 and July 31, 1997, SCC issued convertible notes to investors with principal amounts totaling $3,700. These notes, along with a $500 convertible note issued in 1996, plus accrued interest, were converted into 409,736 shares of Series A convertible preferred stock at a price of $10.64 per share on July 31, 1997. The 175,047 warrants to purchase Series A preferred stock were canceled upon conversion of the notes.

On July 31, 1997, SCC formed the LLC, which then functioned as SCC's primary operating entity until it was merged back into the Company on April 30, 1998. Ownership of the LLC was split between Class B shares, of which SCC owned all 8,750,000 shares, and Class A shares, of which the LLC's senior convertible promissory noteholders owned all 5,400,000 shares. Both classes of stock had equal voting rights and liquidation preferences.

On July 31, 1997, the LLC issued senior convertible notes (senior notes) in an aggregate principal amount of $5,400. The senior noteholders also received 5.4 million Class A shares of the LLC for an aggregate nominal fee of $1. The senior notes were unsecured, accrued interest at a rate of 8% per annum, and had a term of five years.

Between October 31 and December 31, 1997, LLC entered into the following transactions:

o Issued $3,100 in senior convertible bridge notes ("senior bridge notes").

o Issued  13,799,812  five-year  detachable  warrants  in  conjunction  with the
  issuance  of  the  senior  bridge  notes.   (See  discussion  below  regarding
  subsequent exchange.)

oIssued 23,496 shares of Series A convertible preferred stock at a price of $10.64 per share.

During 1998 an additional $1,800 of LLC senior bridge notes were issued. On March 3, 1998, the Company's owners formed Holdings. Holdings then entered into the following transactions:

o Issued 502,410 shares of Series A Preferred Stock in Holdings in exchange for all outstanding Series A Preferred Stock of SCC (480,228 shares) plus accrued dividends.

o Issued 15,000 warrants to purchase Series A Preferred Stock of Holdings at $10.64 per share in exchange for an equal amount of Series A Preferred Stock Warrants of SCC with the same strike price.

o Converted $5,400 in senior notes and accrued interest of $249 to 5,649,241 Class B shares of the LLC. These Class B shares were then immediately exchanged for an equal number of shares of Series B Preferred Stock in Holdings. In conjunction with the transaction, the 5.4 million Class A shares of the LLC were cancelled.

o Issued 63,488,349 shares of $.001 par common stock of Holdings in exchange for all of the $.01 par common stock of SCC.

o Issued 22 million shares of Class C Preferred Stock and 299,466,125 detachable Series C common stock warrants of Holdings in exchange for $18,200 in cash and $3,800 of LLC senior bridge notes. The remaining senior bridge notes were repaid from the proceeds of the financing.

o Issued 13,799,812 warrants to purchase common stock at a strike price of $.10 in exchange for an equal amount of warrants to purchase common stock of SCC with the same strike price.


On July 1, 1998, Holdings issued additional 8 million shares of Series C Preferred Stock and 108,896,798 detachable common stock warrants for $8,000 in cash.


The Company, based on an independent valuation, assigned $3,700 to the value of the detachable Series C common stock warrants issued in the March 1998 and July 1998 transactions. The $3,700 was recorded as a discount on the preferred stock and an increase in additional paid-in capital. Financing costs of $1,800 were recorded as a discount against the preferred stock. This resulted in $24,600 of value being assigned

                        SAVVIS COMMUNICATIONS CORPORATION
to the Series C Preferred Stock, with the difference between such value and the $30,000 redemption value being amortized through the mandatory redemption date. Amortization was charged to accumulated deficit until the April 7, 1999 acquisition by Bridge.

The conversion of the $5,400 in senior notes and the related exchange of Class B shares and cancellation of Class A shares in March 1998 resulted in the recognition of an extraordinary gain on debt extinguishment and the recording of the purchase of the minority interest.


3. REDEEMABLE PREFERRED STOCK AND STOCK WARRANTS

HOLDINGS SERIES A PREFERRED STOCK -- The Series A Preferred ranked junior to the Series C Preferred and the Series B Preferred, but senior to all other classes of stock as to liquidation, dividends, redemption, and any other payment or distribution with respect to capital stock. The Series A Preferred was to be redeemed on December 31, 2003, after (i) all shares of Series C Preferred had been redeemed by payment in full of the aggregate Series C liquidation preference and (ii) all shares of Series B Preferred had been redeemed by payment in full of the aggregate Series B redemption price. The mandatory redemption price for each share of the Series A Preferred was to be the greater of the Series A liquidation preference or the fair market value per share of the Series A Preferred. Holders of the Series A Preferred were entitled to convert each share of Series A Preferred into 142.0413 shares of common stock, subject to certain adjustments. Each holder of Series A Preferred was required to convert all of its shares of Series A Preferred, at the then-effective Series A conversion ratio, upon (i) the vote of 66 2/3 percent of the then-outstanding shares of Series A Preferred or (ii) upon the demand of the Company in connection with a public offering. Holders of Series A Preferred were entitled to vote on all matters on which the common stockholders were entitled to vote. Each share of Series A Preferred was entitled to 142.0413 votes. The Series A Preferred holders were not entitled to dividends.

HOLDINGS SERIES B PREFERRED STOCK -- The Series B Preferred ranked junior to the Series C Preferred, but senior to all other classes of the Company's stock as to liquidation, dividends, redemption, and any other payment or distribution with respect to capital stock. The Series B Preferred was to be redeemed on December 31, 2003 after all shares of Series C Preferred had been redeemed by payment in full of the aggregate Series C liquidation preference. The mandatory redemption price for each share of the Series B Preferred was to be the greater of the Series B liquidation preference or the then-applicable fair market value per share of the Series B Preferred. At any time, holders of the Series B Preferred were entitled to convert each share of Series B Preferred into 13.3497 share of common stock, subject to certain adjustments. Each holder of Series B Preferred was required to convert all of its shares of Series B Preferred, at the then--effective Series B conversion ratio, upon (i) the vote of 66 2/3 percent of the then--outstanding shares of Series B Preferred and the Series A Preferred (voting together as a class) or (ii) upon the demand of the Company in connection with a public offering. Holders of Series B Preferred were entitled to vote on all matters on which the common stockholders were entitled to vote. Each share of Series B Preferred was entitled to approximately 13.3497 votes. The Series B Preferred holders were not entitled to dividends.

HOLDINGS SERIES C PREFERRED STOCK -- The Series C Preferred ranked senior to all other classes of stock of the Company as to liquidation, dividends, redemption, and any other payments and had a liquidation preference equal to the Series C price per share of $1 plus accrued and unpaid dividends. Dividends accrued quarterly at 8 percent , and to the extent not paid in cash, such dividends were added to the liquidation preference of the Series C Preferred. The Series C Preferred was to be redeemed on December 31, 2003 at a mandatory price equal to the liquidation preference. The Company was required, upon the demand of holders of at least 25 percent of the outstanding Series C Preferred, to redeem all of the Series C Preferred upon a change of control, failure to make any required dividend payments, or certain other conditions. The Company had the option to redeem the Series C Preferred in whole or in part upon ten business days' notice for an amount equal to the liquidation preference. Holders of Series C

                        SAVVIS COMMUNICATIONS CORPORATION

Preferred were entitled to vote on all matters on which the common stockholders were entitled to vote and were entitled to 13.6122 vote per share. In addition, the holders of 66 2/3 percent of the Series C Preferred were entitled to elect four of the Company's seven directors.

See Note 1 for discussion of the redemption of all of the above Preferred Stock in connection with the acquisition of the Company by Bridge in April 1999.

SCC SERIES A PREFERRED STOCK -- SCC Series A Preferred, which was exchanged on March 4, 1998 for Holdings Series A Preferred plus accrued dividends, ranked senior to all other then outstanding classes of stock as to liquidation, dividends, redemption, and any other payment or distribution with respect to capital stock. The Series A Preferred was to be redeemable beginning February 2002 and continuing through 2004 at the mandatory redemption price. The mandatory redemption price for each share of the Series A Preferred was equal to the greater of the Series A original issuance price or the fair market value per share of the Series A Preferred, plus accrued and unpaid dividends. Effective August 1, 1997, the terms of the Series A Preferred were amended to entitle the holders to a dividend rate of 8 percent per annum on the Original Series A Issuance Price. Holders of the Series A Preferred were entitled to convert each share of Series A Preferred into such number of fully paid and nonassessable shares of common stock as determined by dividing the Original Series A Issuance Price ($10.64) by the conversion price of such series (Series A Conversion Price) in effect at the time of conversion. The initial Series A Conversion Price per share was the Original Series A Issuance Price, subject to certain adjustments. Each holder of Series A Preferred was required to convert all of its shares of Series A Preferred, at the then-effective Series A conversion ratio, upon (i) written consent of 70 percent of the then-outstanding shares of Series A Preferred or (ii) upon the demand of the Company in connection with a public offering. Holders of Series A Preferred were entitled to vote on all matters on which the common stockholders were entitled to vote. Each share of Series A Preferred was entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Series A Preferred were convertible.

COMMON STOCK WARRANTS -- SCC issued 13,799,812 warrants to purchase common stock at a strike price of $.10 per warrant in October 1997 in conjunction with the issuance of the senior bridge notes (Note 2). These warrants were subsequently exchanged for an equal amount of warrants to purchase common stock of Holdings with the same strike price. The warrants were to expire on the earlier of 10 years from the date of issuance or five years from the date of an initial public offering. These warrants were cancelled in connection with the acquisition of the Company by Bridge in April 1999.

SERIES C WARRANTS -- In connection with the issuance of Series C Preferred Stock in March and July of 1998, the Company issued 408,362,922 of detachable warrants to purchase common stock of the Company for a price below $.01 per share. The warrants were assigned a value of $3,700. The warrants were exercisable at any time except that no more than 75 percent of the warrants were exercisable prior to March 3, 2000. The warrants were to expire 10 years from date of issuance. The warrants provided, subject to certain clawback provisions in the event of a qualified public offering, the Series C Preferred holders with 44.88 percent of the common stock of the Company on a fully diluted basis. These warrants were cancelled in connection with the acquisition of the Company by Bridge in April 1999.

SERIES A WARRANTS -- SCC issued 15,000 warrants to purchase Series A Preferred shares of the Company for $10.64 per share to certain investors and consultants for the performance of services on May 28, 1997. These warrants vested immediately. Compensation expense recorded with respect to these warrants was $160 in 1997. These warrants were subsequently exchanged for an identical number of warrants to purchase Series A Preferred shares of Holdings on March 4, 1998. These warrants were then cancelled in connection with the acquisition of the Company by Bridge in April 1999.


4. BUSINESS COMBINATION

On March 4, 1998, the Company acquired all of the outstanding shares of Interconnected Associates, Inc. ("IXA") for $750 in cash and 28,789,781 shares of the Company's common stock. IXA, which

                        SAVVIS COMMUNICATIONS CORPORATION
commenced operations in 1994, was a regional Internet service provider serving approximately 200 customers from facilities in Seattle and Portland. The acquisition was accounted for using the purchase method of accounting.



          Fair value of intangible assets acquired, including goodwill .    $1,620
          Fair value of property acquired ..............................       369
          Net liabilities assumed ......................................      (656)
                                                                            ------
            Total purchase price .......................................     1,333
          Fair value of common stock issued ............................      (583)
                                                                            ------
            Total cash paid ............................................    $  750
                                                                            ======


The following is a summary of unaudited pro forma results of operations assuming that the acquisition had occurred at the beginning of the periods presented:





                                                          1997           1998
                                                      ------------   ------------
          Revenues ................................    $   4,474      $  13,903
          Loss before extraordinary item ..........      (14,002)       (22,272)
          Net loss ................................      (14,002)       (20,318)
          Net loss per common share ...............    $   (0.38)     $   (0.35)


5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:





                                                            1998          1999
                                                        -----------   -----------
          Computer equipment ........................    $    837      $    801
          Communications equipment ..................       1,771         1,057
          Purchased software ........................         182           107
          Furniture and fixtures ....................         383           322
          Leasehold improvements ....................         217           382
          Equipment under capital lease obligations .       3,553         5,089
                                                         --------      --------
                                                            6,943         7,758
          Less accumulated depreciation and
            amortization ............................      (2,190)       (2,198)
                                                         --------      --------
                                                         $  4,753      $  5,560
                                                         ========      ========


Effective January 1, 1998, the Company decreased the estimated remaining useful lives of its computer equipment, communications equipment and software from five years to three years to more closely reflect the actual service lives of such equipment. The effect of the change was to increase depreciation expense and net loss by approximately $486 for the year ended December 31, 1998.

Accumulated amortization for equipment under capital leases for 1998 and 1999 was $831 and $1,361, respectively. Amortization expense for 1997, 1998, the period from January 1, 1999 to April 6, 1999 and the period from April 7, 1999 to December 31, 1999 was $186, $814, $387 and $1,361, respectively.

                        SAVVIS COMMUNICATIONS CORPORATION

6. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable as of December 31, 1998 consisted of the following:



          Note payable to bank, interest at 9.375%, monthly principal
            and interest payments of $6, matured February 14, 1999 .     $  13
          Less current portion ......................................      (13)
                                                                         -----
          Long-term portion .........................................    $  --
                                                                         =====


The carrying value of the note approximates fair value at December 31, 1998. The note payable to the bank was secured by property and equipment purchased with the proceeds and a general lien on the assets of the Company.

The Company leases various equipment under capital leases. Future minimum lease payments under capital leases as of December 31, 1999 are as follows:



          2000 ...................................................    $  3,000
          2001 ...................................................       3,011
          2002 ...................................................         670
                                                                      --------
          Total capital lease obligations ........................       6,681
          Less amount representing interest ......................        (788)
          Less current portion ...................................      (2,462)
                                                                      --------
          Long-term portion of capital lease obligations .........    $  3,431
                                                                      ========


7. EMPLOYEE STOCK OPTIONS

In January 1997, the Company established the 1997 stock option plan, under which it was authorized to grant up to 19,757,596 of either incentive stock options or non-qualified stock options to it employees. Options under this plan became exercisable over a three-year vesting period from the date of grant and were to expire ten years after the date of grant. The Company issued 8,087,100 options under this plan during 1997.

Additionally, on July 8, 1997, the Company granted an employee 790,304 options to purchase the Company's common stock at $.07 per share. These options vested immediately and had a ten-year life.

Effective October 15, 1997, the Company's Board of Directors amended and restated the 1997 stock option plan and authorized an additional 15,072,319 options to be granted under the plan. As part of this amendment, the Board of Directors authorized the existing option holders to exchange their options for incentive stock options priced at $.01 per share. These incentive options vested 6/48 six months from the employee's start date and then 1/48 monthly thereafter. Accordingly, options with respect to 9,228,655 shares of the Company's common stock were canceled, and new options with respect to the same number of shares were granted with an exercise price of $.01 per share, the estimated fair market value of the Company's common stock at the time. An additional 21,389,890 options were also granted during 1997 under the same terms as the incentive options. Two option holders, representing 238,356 options, elected not to exchange, and accordingly, these options remained outstanding under their original terms at the end of 1997. Of these options, 214,647 were forfeited during 1998.

In 1998, the Company's Board of Directors established the 1998 stock option plan, under which it authorized 111,149,677 and granted 91,926,998 options. These options vested on varying bases over four years beginning at the later date of six months after the employee's start date or the grant date, and were to expire 10 years from the grant date.

                        SAVVIS COMMUNICATIONS CORPORATION

In connection with the Company's acquisition on April 7, 1999, all outstanding options under the plans were converted into 239,000 options to purchase common stock of Bridge.

On July 22, 1999, the Company's Board of Directors adopted a new stock option plan ("the 1999 Stock Option Plan") and authorized 8 million stock options to be granted under the plan. On December 7, 1999, an additional 4 million stock options were authorized by the Board of Directors to be granted under this plan. During the period from April 7, 1999 through December 31, 1999, the Company granted options to purchase 4,139,000 shares of its common stock to selected employees of Bridge. Also during the period, the Company granted options to purchase up to 4,409,508 shares of its common stock to its employees. Some of these options contain accelerated or immediate vesting provisions, and shares issued upon exercise of these options are restricted as to future sale or subject to repurchase. During the period from April 7, 1999 to December 31, 1999, the Company issued 4,477,287 shares of restricted stock subject to repurchase in connection with the exercise of these options.

The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock compensation plans. Under the provisions of APB 25, compensation expense is recognized to the extent the value of the Company's stock exceeds the exercise price of options or restricted stock at the date of grant. During 1998 and the period from January 1, 1999 to April 6, 1999, the Company recognized $93 and $78, respectively, of compensation expense for option grants with strike prices that were below the value of the Company's stock. Similarly, for the period April 7, 1999 to December 31, 1999, compensation expense in the amount of $1.5 million was recognized related to option grants within the period.

Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of the options was estimated at the date of grant using the minimum value method. Under this method, the expected volatility of the Company's common stock was not estimated, as there was no market for the Company's common stock in which to monitor such stock price volatility. The calculation of the fair value of the options granted in 1997, 1998 and 1999 assumes a risk-free interest rate of 6.2 percent, 5.0 percent and 6.3 percent, respectively, an assumed dividend yield of zero, and an expected life of the options of four years. The weighted average fair value of options granted was below $.01 per share in 1997, 1998 and for the period January 1 to April 6,1999. For the period April 7, 1999 to December 31, 1999, the weighted average fair value of options granted was $6.51 per share. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

Had compensation cost for the Company's stock option plans above been determined consistent with the provisions of SFAS No. 123 based on the fair value at the grant date, the Company's pro forma net loss would have been as follows:





                                                                         JANUARY 1      APRIL 7 TO
                                                                        TO APRIL 6,    DECEMBER 31,
                                            1997            1998            1999           1999
                                      --------------- --------------- --------------- -------------
                                       (PREDECESSOR)   (PREDECESSOR)   (PREDECESSOR)   (SUCCESSOR)
Net loss:
 As reported ........................    $ (14,161)      $ (22,666)      $ (8,075)      $ (38,617)
 Pro forma ..........................      (14,175)        (22,696)        (8,104)        (38,683)
Basic and diluted net loss per share:
 As reported ........................    $    (.38)      $    (.39)          (.14)      $    (.54)
 Pro forma ..........................         (.38)           (.39)          (.14)           (.54)


                        SAVVIS COMMUNICATIONS CORPORATION

The following table summarizes stock option activity:




                                                         NUMBER OF
                                                         SHARES OF                         WEIGHTED
                                                           COMMON                          AVERAGE
                                                           STOCK           PRICE PER       EXERCISE
                                                          OPTIONS            SHARE          PRICE
                                                      ---------------   ---------------   ---------
                                                       (IN THOUSANDS)
Balance, December 31, 1996
(predecessor) .....................................          1,625      $ .01              $  .01
 Granted ..........................................         39,496      .01 - .07             .02
 Forfeited ........................................           (245)      .03                  .03
 Canceled .........................................         (9,229)     .01 - .04             .03
                                                            ------
Balance, December 31, 1997
(predecessor) .....................................         31,647      .01 - .07             .01
 Granted ..........................................         91,927      .01 - .02             .02
 Exercised ........................................           (958)      .01                  .01
 Forfeited ........................................         (7,416)     .01 - .02             .01
                                                            ------
Balance, December 31, 1998
(predecessor) .....................................        115,200      .01 - .07             .02
 Granted ..........................................          7,409       .03                  .03
 Exercised ........................................         (2,700)      .01                  .01
 Forfeited ........................................         (3,789)     .01 - .07             .02
                                                           -------
Balance, April 6, 1999
(predecessor) .....................................        116,120      .01 - .07             .02
 Cancelled upon acquisition by Bridge .............       (116,120)     .01 - .07             .02
 Granted ..........................................          8,549       .50                  .50
 Exercised ........................................         (5,210)      .50                  .50
 Forfeited ........................................           (373)      .50                  .50
                                                          --------
Balance, December 31, 1999 (successor) ............          2,966      $ .50              $  .50
                                                          ========
Options excercisable at December 31, 1997 .........          7,271      $.01 - $.07        $ 0.02
                                                          ========
Options excercisable at December 31, 1998 .........         28,051      $.01 - $.07        $ 0.01
                                                          ========
Options excercisable at December 31, 1999 .........          1,094      $ .50              $  .50
                                                          ========

The weighted average remaining life of options outstanding at December 31, 1999 was 9.74 years.

Included in the option grants discussed above, during the period from October through December 1999, the Company granted 2,843,258 stock options to employees of SAVVIS and Bridge with an exercise price of $.50 per share. Noncash compensation cost based upon the difference between the exercise price and the imputed fair value of the Company's stock as of the respective option grant dates totaling approximately $51,000 will be recorded over the vesting periods of such options, which periods range from immediate up to four years. Approximately $1,500 of noncash compensation expense was recorded in December, 1999.


8. EMPLOYEE SAVINGS PROGRAM

The predecessor Company sponsored an employee savings plan that qualified as a defined contribution arrangement under Section 401(k) of the Internal Revenue Code. All employees were allowed to contribute a percentage of their base salary, subject to limitations. The Company made no contributions to the plan during 1997, 1998 or 1999. Effective with the acquisition of the Company by Bridge, the plan

                        SAVVIS COMMUNICATIONS CORPORATION
administrator and investment options were changed, and the plan was amended to incorporate an employer matching contribution The Company matches 50% of employee contributions up to a maximum of 6% of total compensation or $2.4, whichever is less. Company contributions under this plan vest ratably over five years, and totaled $154 for the period from April 7, 1999 to December 31, 1999.



9. INCOME TAXES

No income taxes were provided for the years ended December 31, 1997 and 1998, for the period from January 1, 1999 to April 6, 1999 or for the period from April 7, 1999 to December 31, 1999, as the potential deferred tax benefit, resulting primarily from the net operating losses, was fully offset by a valuation allowance against such deferred tax benefit.

The components of deferred income tax assets and liabilities are as follows at December 31:





                                                             1998           1999
                                                         ------------   ------------
          Deferred tax assets:
            Net operating loss carryforwards .........    $  11,417      $  18,046
            Other ....................................           97            829
                                                          ---------      ---------
  Gross deferred tax assets ..........................       11,514         18,875
          Deferred tax liabilities:
            Intangible assets ........................         (122)        (2,658)
            Other ....................................          (98)            --
                                                          ---------      ---------
  Net ................................................       11,294         16,217
          Valuation allowances .......................      (11,294)       (16,217)
                                                          ---------      ---------
  Net deferred tax assets ............................    $      --      $      --
                                                          =========      =========


At December 31, 1998 and 1999, the Company recorded a valuation allowance of $11,294 and $16,217, respectively, against the net deferred tax asset due to the uncertainty of its ultimate realization. The valuation allowance increased by $3,044 from December 31, 1996 to December 31, 1997, by $8,042 from December 31, 1997 to December 31, 1998, by $3,737 for the period from January 1, 1999 to April 6, 1999, and by $1,186 for the period from April 7, 1999 to December 31, 1999.

Section 382 of the Internal Revenue Code restricts the utilization of net operating losses and other carryover tax attributes upon the occurrence of an ownership change, as defined. Such an ownership change occurred during 1998 as a result of the corporate reorganization and financing transactions (see Note 2), and again in 1999 as a result of the acquisition by Bridge. Management believes such limitation may restrict the Company's ability to utilize the resulting net operating losses over the 20-year carryforward period.

At December 31, 1999, the Company has approximately $48 million in U.S. Federal net operating loss carryforwards expiring between 2011 and 2017. The net operating losses generated by the Company during the period between April 7, 1999 and September 10, 1999 may be utilized by Bridge in its consolidated tax return.

                        SAVVIS COMMUNICATIONS CORPORATION

The effective income tax rate differed from the statutory federal income tax rate as follows:





                                                                                               PERIOD FROM
                                                                YEAR ENDED               JANUARY 1      APRIL 7 TO
                                                               DECEMBER 31,             TO APRIL 6,    DECEMBER 31,
                                                            1997            1998            1999           1999
                                                      --------------- --------------- --------------- -------------
                                                       (PREDECESSOR)   (PREDECESSOR)   (PREDECESSOR)   (SUCCESSOR)
Federal statutory rate ..............................        34%            34%              34%           34%
State taxes, net of Federal benefit .................        --              4                4             4
Change in valuation allowance .......................       (16)           (36)             (38)             (3)
Attribution of net operating loss to Bridge .........        --             --               --           (23)
Non-deductible goodwill amortization ................        --             --               --           (12)
Minority interest in net operating losses ...........       (18)              (1)            --            --
Other -- net ........................................        --               (1)            --            --
                                                            ---            ------           ---           -----
Effective income tax rate ...........................         0%             0%               0%            0%
                                                            ===            =====            ===           =====

10. COMMITMENTS AND CONTINGENCIES

The Company leases communications equipment and office space under various operating leases. Future minimum lease payments at December 31, 1999 are as follows:





                             NETWORK      OTHER      OFFICE
                            EQUIPMENT   EQUIPMENT    SPACE     TOTAL
                           ----------- ----------- --------- ---------
  2000 ...................    $1,581       $ 99     $1,145    $2,825
  2001 ...................        --         81        905       986
  2002 ...................        --         38        918       956
  2003 ...................        --         13        932       945
  2004 ...................        --         --        901       901
  Thereafter .............        --         --         --        --
                              ------       ----     ------    ------
  Total ..................    $1,581       $231     $4,801    $6,613
                              ======       ====     ======    ======


Rental expense under operating leases for the years ended December 31, 1997 and 1998, was $1,924 and $1,905, respectively, and for the periods from January 1, 1999 through April 6, 1999 and from April 7, 1999 through December 31, 1999 was $630 and $1,922, respectively.

In February 2000, the Company entered into a ten and one-half year lease for a new headquarters facility. The rental cost associated with this new facility will increase the above payments and expense by an average of approximately $2,600 in 2000 and thereafter.

EMPLOYMENT AGREEMENTS -- The Company has employment agreements with several key executive officers. These agreements contain provisions with regard to base salary, bonus, stock options and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control of the Company.

In connection with the resignation of the Company's President in November 1999, the Company agreed to provide severance benefits, including approximately one year's base salary, a 1999 performance bonus of not less than 25 percent of base salary, and other miscellaneous benefits. Approximately $360 was accrued in 1999 related to this severance arrangement.

LITIGATION -- The Company is subject to various legal proceedings and other actions arising in the normal course of its business. While the results of such proceedings and actions cannot be predicted, management believes, based on the advice of legal counsel, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                        SAVVIS COMMUNICATIONS CORPORATION

SUPPLIER COMMITMENTS -- We have arrangements with various suppliers of communications services that require us to maintain minimum spending levels some of which increase over time. Our aggregate minimum spending level is approximately $28 million in 2000.


11. VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company's allowance for doubtful accounts was as follows for the periods presented:





                                   BALANCE    ADDITIONS
                                      AT       CHARGED
                                  BEGINNING   TO COSTS                 BALANCE
                                      OF         AND                  AT END OF
                                    PERIOD    EXPENSES   DEDUCTIONS    PERIOD
                                 ----------- ---------- ------------ ----------
     December 31, 1997 .........     $ 16       $254       $ (142)      $128
     December 31, 1998 .........      128        278         (257)       149
     April 6, 1999 .............      149         61          (35)       175
     December 31, 1999 .........      175        781         (581)       375


12. RELATED PARTY TRANSACTIONS

In connection with Bridge's acquisition of the Company, as discussed in Note 1, Bridge funded the Company's operations during 1999. At December 31, 1999, the Company had amounts payable to Bridge of $24,065. See Note 14 for a discussion of other relationships between the Company and Bridge arising from the execution of the Master Establishment and Transition Agreement and other related agreements.


13. SEGMENT INFORMATION

The Company has one reportable operating segment. All of the company's revenues are derived within the United States, and no revenue arising from a single customer exceeded 10 percent of revenues in any period.


14. SUBSEQUENT EVENTS

PUBLIC OFFERING -- An initial public offering of the Company's common stock was completed in February 2000. A total of 17 million shares were sold in the offering, 14,875,000 shares sold by the Company and 2,125,000 shares sold by Bridge, all at $24 per share. The Company received net proceeds from this offering of approximately $333,000, of which approximately $127,000 was paid to Bridge. In connection with the offering, Bridge also sold certain of its holdings of the Company's stock to certain of Bridge's stockholders. After the offering, Bridge owned approximately 49 percent of the Company's outstanding stock, and shareholders of Bridge owned approximately 26 percent of the Company's outstanding stock.

ASSET PURCHASE AND PREFERENTIAL DISTRIBUTION -- Simultaneous with the completion of the public offering, the Company purchased or subleased Bridge's global Internet protocol network assets. The purchase price of the assets was approximately $88,000, of which approximately $63,000 was paid from the offering proceeds. The Company also paid a $58,000 preferential distribution to Bridge. Additionally, the Company assumed capital lease obligations of approximately $25,000 related to these network assets.

Concurrent with the asset purchase, the Company also entered into a 10-year network services agreement with Bridge under which the Company will provide managed data networking services to Bridge. For the first year of the agreement, the Company's fees will be based upon the cash cost to Bridge of operating the network as configured on the date the Company acquired it, and fees for additional services provided following the closing of the transfer will be set for a three-year term based on an agreed pricing schedule. Bridge has agreed to pay a minimum of approximately $105,000, $132,000 and $145,000 for network services in 2000, 2001 and 2002, respectively.

                        SAVVIS COMMUNICATIONS CORPORATION

In addition, Bridge has agreed that the amount to be paid under the agreement for the fourth, fifth and sixth years will not be less than 80 percent of the total amount paid by Bridge and its subsidiaries for Internet protocol data transport services; and the amount to be paid under the agreement for the seventh through tenth years will not be less than 60 percent of the total amount paid by Bridge and its subsidiaries for Internet protocol data transport services.

Pursuant to a 10-year technical services agreement, Bridge is providing various services, including technical support, customer support and project management in the areas of installation, provisioning, help desk, and repair and maintenance. In addition, Bridge is providing, under a 3-year agreement additional administrative and operational services, such as payroll and accounting functions, benefit management and office space, until the Company develops the capabilities to perform these services.

Some network assets to be purchased are located in premises currently leased by Bridge and are subject to an equipment colocation permit between SAVVIS and Bridge. The permits provide the Company, subject to the receipt of required landlord consents, with the right to keep the equipment that is being purchased from Bridge in the facilities in which they are currently located. According to this arrangement, the Company will occupy a minimal amount of space, generally less than 100 square feet, in each of the premises. The permits are for a term that is coterminous with the underlying rights, which Bridge has to such facilities, which range from one to ten years. Costs for this space are estimated to be approximately $75 per year

                                   * * * * *