Form 10-Q
period 2000-03-31
SAVVIS COMMUNICATIONS CORP
filed 2000-05-15
CIK 1058444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-29375

                                ----------------

                        SAVVIS Communications Corporation
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ----------------

                    Delaware                           43-1809960
         (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

              12007 SUNRISE VALLEY DRIVE
                      RESTON, VA                           20191
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)        (ZIP CODE)

                                 --------------

                                 (703) 453-7500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

       COMMON STOCK, $.01 PAR VALUE - 92,890,247 SHARES AS OF MAY 9, 2000 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
              OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

                    The Index of Exhibits appears on page 18.

                       SAVVIS Communications Corporation

                                TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION                                                          Page
                                                                                           ----
  Item 1.   Financial Statements:

            Consolidated Balance Sheets as of December 31, 1999
              and March 31, 2000........................................................     3

            Consolidated Statements of Operations for
              the three months ended March 31, 1999 and March 31,
              2000 .....................................................................     4

            Consolidated Statements of Cash Flows for the
              three months ended March 31, 1999 and March 31, 2000......................     5

            Consolidated Statements of Changes in Stockholders Equity
              for the three months ended March 31, 2000.................................     6

            Notes to Consolidated Financial Statements..................................     7

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of operations.......................................    11

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk..................    16

PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings...........................................................    17

  Item 2.   Changes in Securities and Use of Proceeds...................................    17

  Item 6.   Exhibits and Reports on Form 8-K............................................    18

Signatures..............................................................................    19

Exhibits


PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        SAVVIS Communications Corporation
                           CONSOLIDATED BALANCE SHEETS
                           (U.S. Dollars in Thousands)


                                                                                                    DECEMBER 31,    March 31,
                                                                                                       1999            2000
                                                                                                    ------------    ----------
                                                                                                                    (Unaudited)
                                     ASSETS

CURRENT ASSETS:
 Cash and cash equivalents ...............................................................           $   2,867        $ 185,316
 Accounts receivable from an affiliate ...................................................                  --           12,505
 Trade accounts receivable, less allowance for doubtful accounts
            of $375 in 1999 and in 2000 ..................................................               2,271            2,893
 Prepaid expenses ........................................................................                 503            2,588
 Other current assets ....................................................................                  88              294
                                                                                                     ---------        ---------
   Total current assets ..................................................................               5,729          203,596
PROPERTY AND EQUIPMENT -- Net ............................................................               5,560          125,940
GOODWILL AND INTANGIBLE ASSETS -- Net of accumulated amortization
 of $12,217 in 1999 and $16,289 in 2000 ..................................................              26,250           22,296
OTHER LONG-TERM ASSETS ...................................................................               1,757           14,360
                                                                                                     ---------        ---------
TOTAL ....................................................................................           $  39,296        $ 366,192
                                                                                                     =========        =========

                      LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
 Accounts payable ........................................................................           $   5,093        $  33,338
 Accrued compensation payable ............................................................               1,928            3,524
 Due to an affiliate......................................................................              24,065           21,981
 Current portion of capital lease obligations ............................................               2,462           19,575
 Other accrued liabilities ...............................................................               5,083           11,412
                                                                                                     ---------        ---------
   Total current liabilities .............................................................              38,631           89,830
                                                                                                     ---------        ---------
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION ..........................................               3,431           37,131

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY:
 Preference stock; 50,000,000 authorized .................................................                   --              --
 Common stock; $.01 par value, 250,000,000 authorized,
          77,210,286 issued and outstanding in 1999 and
          92,893,878 issued and 92,888,878 outstanding in 2000 ...........................                 772              929
 Additional paid-in capital ..............................................................              84,973          367,718
 Accumulated deficit .....................................................................             (38,617)         (65,295)
 Deferred compensation ...................................................................             (49,894)         (64,119)
 Cumulative foreign currency translation adjustment ......................................                  --                1
 Treasury stock at cost; 0 shares in 1999 and 5,000 shares in 2000  ......................                  --               (3)
                                                                                                     ---------        ---------
Total stockholders' (deficit) equity .....................................................              (2,766)         239,231
                                                                                                     ---------        ---------
TOTAL ....................................................................................           $  39,296        $ 366,192
                                                                                                     =========        =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SAVVIS Communications Corporation
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (U.S. Dollars in Thousands)
                                   (Unaudited)


                                                                                                 Three months ended
                                                                                                 ------------------
                                                                                           March 31,               March 31,
                                                                                             1999                    2000
                                                                                           ---------               ---------
                                                                                         (Predecessor)            (Successor)
REVENUES:
  Managed data networks (including $17,346 from an affiliate) ......................     $         --            $     17,407
  Internet access ..................................................................            5,303                   6,616
  Installation and other ...........................................................              137                     653
                                                                                         ------------            ------------
 Total revenue .....................................................................            5,440                  24,676
                                                                                         ------------            ------------
DIRECT COSTS AND OPERATING EXPENSES:
  Data communications and operations (excluding $.5 million of equity-based
      compensation in 2000).........................................................            6,429                  27,374
  Sales and marketing (excluding $1.4 million of equity-based compensation in 2000).            3,043                   7,598
  General and administratives (excluding $2.0 million of equity-based compensation
      in 2000)......................................................................            1,708                   3,338
  Depreciation and amortization ....................................................              817                   9,610
  Impairment of assets .............................................................            1,383                      --
  Non-cash compensation ............................................................               --                   3,900
                                                                                         ------------            ------------
 Total direct costs and operating expenses .........................................           13,380                  51,820
                                                                                         ------------            ------------
LOSS FROM OPERATIONS ...............................................................           (7,940)                (27,144)

NONOPERATING INCOME (EXPENSE):
Interest income ....................................................................               23                   1,344
Interest expense ...................................................................             (158)                   (878)
                                                                                         ------------            ------------
 Total nonoperating income (expense) ...............................................             (135)                    466
                                                                                         ------------            ------------
LOSS BEFORE INCOME TAXES ...........................................................           (8,075)                (26,678)
INCOME TAXES .......................................................................               --                      --
                                                                                         ------------            ------------
                NET LOSS ...........................................................           (8,075)                (26,678)

PREFERRED STOCK DIVIDENDS ..........................................................             (706)                     --
AMORTIZATION OF DEFERRED FINANCING COSTS AND DISCOUNT ON
  PREFERRED STOCK ..................................................................             (244)                     --
                                                                                         ------------            ------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS .......................................     $     (9,025)           $    (26,678)
                                                                                         ============            ============
BASIC AND DILUTED LOSS PER COMMON SHARE ............................................     $       (.14)           $       (.33)
                                                                                         ------------            ------------
BASIC AND DILUTED LOSS PER COMMON SHARE ............................................     $       (.14)           $       (.33)
                                                                                         ------------            ------------
WEIGHTED AVERAGE SHARES OUTSTANDING ................................................       66,018,388              79,849,105
                                                                                         ============            ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SAVVIS Communications Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. Dollars in Thousands)
                                   (Unaudited)


                                                                                     FOR THE THREE MONTHS ENDED
                                                                            -----------------------------------------
                                                                                 MARCH 31,           MARCH 31,
                                                                                   1999                2000
                                                                            ------------------   --------------------
                                                                              (Predecessor)         (Successor)

OPERATING ACTIVITIES:
    Net loss ............................................................      $  (8,075)            $ (26,678)
    Reconciliation of net loss to net cash
        used in operating activities:
            Depreciation and amortization ...............................            817                 9,610
            Impairment of fixed assets ..................................          1,383                    --
            Compensation expense relating to the
              issuance of options and restricted stock ..................             78                 3,900
        Net changes in operating assets and liabilities:
            Accounts receivable .........................................            (17)              (13,127)
            Other current assets ........................................            (18)                 (206)
            Other assets ................................................           (156)              (12,734)
            Prepaid expenses ............................................            (51)               (2,085)
            Accounts payable ............................................           (127)               28,245
            Deferred revenue ............................................             52                    --
            Other accrued liabilities ...................................            (71)                7,926
                                                                               ---------             ---------

         Net cash used in operating activities ..........................         (6,185)               (5,149)
                                                                               ---------             ---------
INVESTING ACTIVITIES:
    Capital expenditures ................................................           (275)              (70,779)
                                                                               ---------             ---------
     Net cash used in investing activities ..............................           (275)              (70,779)
                                                                               ---------             ---------

FINANCING ACTIVITIES:
    Purchase of treasury stock ..........................................             --                    (3)
    Exercise of stock options ...........................................             28                   404
    Issuance of common stock ............................................             --               333,365
    Principal payments under capital lease obligations ..................           (182)               (4,314)
    Proceeds from borrowings from an affiliate ..........................          4,700                 3,501
    Repayment of borrowings from an affiliate ...........................             --                (5,585)
    Preferential distribution to an affiliate ...........................             --               (68,991)
    Principal payments on borrowings from bank ..........................            (13)                   --
                                                                               ---------             ---------

      Net cash provided by financing activities .........................          4,533               258,377
                                                                               ---------             ---------

NET INCREASE(DECREASE)IN CASH
    AND CASH EQUIVALENTS ................................................         (1,927)              182,449

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD .................................................          2,521                 2,867
                                                                               ---------             ---------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD .......................................................      $     594             $ 185,316
                                                                               =========             =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Debt incurred under capital lease obligations .......................      $   2,634             $  55,126
    Preferred stock dividends ...........................................            706                    --
    Amortization of deferred financing costs ............................             76                    --
    Accretion of preferred stock discount ...............................            168                    --

SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION:
    Cash paid for interest ..............................................      $      99             $     281



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SAVVIS Communications Corporation
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                           (U.S. Dollars in Thousands)
                                   (Unaudited)

                                            Number of Shares

                                    Common     Treasury    Common
                                     Stock       Stock     Stock
                                  ----------------------   ------
BALANCE, DECEMBER 31 1999         77,210,286        --      $772

Issuance of common stock in
initial
Public offering ...............   14,875,000        --       149

Issuance of common stock upon
exercise
of stock options ..............      808,592        --         8

Issuance of stock options and
restricted stock ..............           --        --        --

Recognition of deferred
compensation cost .............           --        --        --

Purchase of shares for treasury           --    (5,000)       --

Foreign currency translation
adjustment                                --        --        --

Preferential distribution to
an affiliate ..................           --        --        --

Net loss ......................           --        --        --
                                  ----------     -----      ----

BALANCE, MARCH 31, 2000 .......   92,893,828    (5,000)     $929
                                  ----------     -----      ----

                                                                   Amounts
                                  -------------------------------------------------------------------------
                                  Additional
                                   Paid-In       Foreign       Deferred    Accumulated   Treasury
                                   Capital      Currency     Compensation    Deficit       Stock      Total
                                  -----------   ---------    ------------  ------------  --------     -----
BALANCE, DECEMBER 31 1999         $ 84,973            --        $(49,894)     $(38,617)    $ --      $ (2,766)

Issuance of common stock in
Initial Public offering .......    333,216            --              --            --       --       333,365

Issuance of common stock upon
exercise
of stock options ..............        396            --              --            --       --           404

Issuance of stock options and
restricted stock ..............     18,125            --         (18,125)           --       --            --

Recognition of deferred
compensation cost .............         --            --           3,900            --       --         3,900

Purchase of shares for treasury         --            --              --            --       (3)           (3)

Foreign currency translation
adjustment ....................         --             1              --            --       --             1

Preferential distribution to
affilate ......................    (68,992)           --              --            --       --       (68,992)

Net loss ......................         --            --              --       (26,678)      --       (26,678)
                                  --------        -------       --------      --------     ----       -------

BALANCE, MARCH 31, 2000 .......   $367,718        $    1        $(64,119)     $(65,295)    $ (3)     $239,231
                                  --------        -------       --------      --------     ----       -------

        The accompanying notes are an integral part of these consolidated financial statements.

                        SAVVIS Communications Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (U.S. Dollars in thousands)
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION


The acquisition by Bridge of SAVVIS on April 7, 1999 resulted in the Company reporting in its 1999 Form 10-K and in its Form S-1 Registration Statement dated February 14, 2000, results of operations for the period January 1, 1999 through April 6, 1999 as being the "Predecessor" period, due to a change in the basis of accounting upon the acquisition by Bridge. The Statement of Operations used for this reporting period was identical to the results of operations for the period January 1, 1999 through March 31, 1999.

These consolidated financial statements for the three-month periods ended March 31, 2000 and 1999 and the related footnote information are unaudited and have been prepared under the rules and regulations of the Securities and Exchange Commission and on a basis substantially consistent with the audited consolidated financial statements of SAVVIS Communications Corporation and its subsidiaries (collectively, "SAVVIS" or the "Company") as of and for the period ended December 31, 1999 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "Annual Report"). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements of the Company included in the Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at March 31, 2000 and the results of its operations and cash flows for the three-month periods ended March 31, 2000 and 1999. The results of operations for the three-month period ended March 31, 2000 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

NOTE 2 - ORGANIZATION

On April 7, 1999 (the "acquisition date"), the Company was acquired by a wholly-owned subsidiary of Bridge Information Systems, Inc. ("Bridge") in an all stock transaction that was accounted for as a "purchase transaction" under Accounting Principles Board Opinion No. 16.

The value of the Bridge shares and options issued and the costs incurred by Bridge in connection with the acquisition aggregated $32 million. In accordance with the accounting requirements of the Securities and Exchange Commission, purchase transactions that result in one entity becoming substantially wholly-owned by the acquirer establish a new basis of accounting in the acquired entity's records for the purchased assets and liabilities. Thus, the purchase price has been allocated to the underlying assets purchased and liabilities assumed based on their estimated fair values at the acquisition date. As a result of the application of fair value accounting, intangibles, goodwill, other liabilities and additional paid-in capital were increased in the Company's consolidated financial statements.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), defined as net income (loss) plus all other changes (cumulative foreign currency translation adjustment) in equity from nonowner sources, was $(26.7) million for the three months ended March 31, 2000. For the quarter ended March 31, 1999, there were no items of other comprehensive income
(loss).

NOTE 4 - CASH AND CASH EQUIVALANTS

Cash and cash equivalents include cash on hand, money market investments and government agency securities. The agency securities have maturities ranging from overnight to seven days and are stated at cost, which approximates market.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment consisted of the following:

                                                     December 31,     March 31,
                                                         1999            2000
                                                      ---------       ----------
Computer equipment .............................      $     801       $     824
Communications equipment .......................          1,057          67,278
Purchased software .............................            107             150
Furniture and fixtures .........................            322             539
Leasehold improvements .........................            382           1,359
Construction in progress .......................             --           3,298
Equipment under capital lease
  obligations ..................................          5,089          60,215
                                                      ---------       ---------
                                                          7,758         133,663

    Less accumulated depreciation and
      amortization .............................         (2,198)         (7,723)
                                                      ---------       ---------
                                                      $   5,560       $ 125,940
                                                      =========       =========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

On March 31, 2000, the Company entered into a three-year software licensing agreement with a vendor for the acquisition of unlimited software licenses for certain customer applications on the newly-acquired global network. The agreement called for an initial payment on March 31 of $5.0 million with the balance of $8 million due in installments on June 1, September 1, and December 1 of 2000. In addition, the Company will pay $1 million annually for three years relating to a maintenance contract in support of the software licenses.

On March 23, 2000, SAVVIS entered into a $30 million, thirty-nine month lease facility relating to equipment necessary for the network expansion. Payments under the lease will begin as equipment is received and will amount to zero for months one to three, $.3 million in months three to six, and $1.1 million in months seven to thirty-nine.

On January 24, 2000, SAVVIS entered into a 10-year lease for its new, 80,582 square foot, headquarters office building located in Herndon, VA. Monthly lease payments begin at $.2 million per month and escalate to $.3 million per month by year ten.

NOTE 7 - CAPITAL STOCK

An initial public offering of the Company's common stock was completed on February 18, 2000. A total of 14.875 million shares were sold by the Company in the offering at $24 per share. The Company received net proceeds from this transaction of approximately $333 million, of which approximately $127 million was paid to Bridge.

Simultaneous with the completion of the public offering, the Company purchased or subleased Bridge's global Internet protocol network assets. The final purchase price of the assets (at Bridge's carrying value), after the determination for and reconciliations of the specific assets purchased, was approximately $77 million, of which approximately $52 million was paid from the offering proceeds. SAVVIS also paid a $69 million preferential distribution, as adjusted, to Bridge. The Company had originally estimated the net book value of the assets to be transferred to be $88 million and the preferential distribution to be paid to Bridge to be $58 million. Additionally, the Company assumed capital lease obligations of approximately $25 million related to these network assets.

NOTE 8 - RELATED PARTY TRANSACTIONS

In connection with Bridge's acquisition of the Company and through the date of our initial public offering as discussed in Note 2, Bridge funded the Company's operations during 1999. At December 31, 1999 and March 31, 2000, the Company had amounts payable to Bridge of $24.1 million and $22.0 million, respectively.

Concurrent with the asset purchase, the Company also entered into a 10-year network services agreement with Bridge under which the Company will provide managed data networking services to Bridge. For the first year of the agreement, the Company's fees are based upon the cash cost to Bridge of operating the network as configured on the date the Company acquired it, and fees for additional services provided following the closing of the transfer were set for a three-year term based on an agreed pricing schedule. Bridge has agreed to pay a minimum of approximately $105 million, $132 million and $145 million for network services in 2000, 2001 and 2002, respectively.

In connection with the principal agreements entered into effective February 18, 2000, between the Company and Bridge, related to the network acquisition by the Company, SAVVIS received network services revenues from Bridge amounting to $17.3 million for the period February 18 to March 31, 2000. SAVVIS incurred obligations to Bridge amounting to $.3 million for the same period relating to obligations under the Technical Services and Administrative Services Agreements.

NOTE 9 - INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

The Company's  operations are organized into three geographic operating segments
- Americas, Europe and Asia. The Company evaluates the performance of its segments and allocates resources to them based on revenue and adjusted EBITDA, which is defined as the respective consolidated loss before interest, taxes, depreciation, amortization and non-cash compensation charges. Financial information for the Company's geographic segments for the three months ended March 31, 2000 is presented below. In 1999, the Company had one operating segment - the Americas.


                           Americas      Europe        Asia     Eliminations    Total
                           --------      ------        ----     ------------    -----

  Three months ended
  March 31, 2000:
   Revenue ............   $  20,037    $   2,857    $   1,782   $      --    $  24,676
   Adjusted EBITDA ....     (13,625)          (9)          --          --      (13,634)
   Assets .............     360,892        5,792        2,581      (3,073)     366,192
   Capital Expenditures     110,631        8,796        6,478          --      125,905


Adjusted EBITDA for all reportable segments differs from the consolidated loss before income taxes reported in the consolidated statement of operations as follows:

                                          Three months ended
                                           March 31, 2000
                                          ------------------

    Adjusted EBITDA                          $  (13,634)
    Plus adjustments as follows:
      Depreciation and amortization              (9,610)
      Interest, net                                 466
      Non-cash compensation                      (3,900)
                                             ----------
    Consolidated loss before income taxes    $  (26,678)
                                             ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH (1) OUR ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, AND
(2) OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS, NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1999 INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K FOR SUCH PERIOD AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE RESULTS SHOWN HEREIN ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED IN ANY FUTURE PERIODS. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS WHICH INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS. FOR A DISCUSSION OF THE RISK FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, YOU SHOULD READ "RISK FACTORS" INCLUDED IN PART I, ITEM 1 OF OUR 1999 ANNUAL REPORT ON FORM 10-K.

GENERAL

We are a rapidly growing provider of high quality, high performance global data networking and Internet-related services to medium and large businesses, multinational corporations and Internet service providers. To provide our Internet access services, we use the SAVVIS ProActiveSM Network, a data communications network that uses our nine PrivateNAPsSM and our proprietary routing policies to reduce data loss and enhance performance by avoiding the congested public access points on the Internet.

We began commercial operations in 1996, offering Internet access services to local and regional Internet service providers. Our customer base has grown from 15 customers at the end of 1996 to approximately 1,200 at March 31, 2000.

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

On September 10, 1999, Bridge sold in a private placement approximately 25% of its equity ownership in SAVVIS to the existing stockholders of Bridge, at which time Welsh Carson purchased from Bridge a 12% interest in SAVVIS. On February 28, 2000, Bridge completed the sale of an additional 6,250,000 shares of SAVVIS common stock to Welsh Carson. Bridge and Welsh Carson now own approximately 49% and 16% of SAVVIS common stock, respectively.

Simultaneously with the completion of the initial public offering of our common stock in February 2000, we acquired Bridge's global Internet protocol network for total consideration of approximately $77 million plus a payment representing a preferential distribution to Bridge of approximately $69 million. See Note 7 to the unaudited consolidated financial statements. The purchase substantially increased our depreciation and amortization. At that time, we entered into a 10-year network services agreement with Bridge under which we will provide managed data networking services to Bridge. Our initial network service fees are based upon the cash cost to Bridge of operating the network as configured on October 31, 1999, as adjusted for changes to the network and associated personnel related to Bridge's network requirements through February 17, 2000. Our fees for additional services provided following February 17, 2000 were set for a three-year term based on an agreed price schedule. Bridge has agreed to pay us a minimum of $105 million, $132 million and $145 million for network services in 2000, 2001 and 2002, respectively.

Because under the network services agreement the amounts paid to us for the services provided over the original network acquired from Bridge are based upon the cash cost to operate the original network, the purchase of the network and provision of services under the network services agreement did not and will not result in losses and negative cash flow from operations. As Bridge purchases additional services on the network from us, and as we sell services to other customers, we expect to generate incremental operating margins.

Bridge has agreed to provide to us various services, including technical support, customer support and project management in the areas of installation, provisioning, help desk, and repair and maintenance. In addition, Bridge has agreed to provide to us additional administrative and operational services, such as payroll and accounting functions, benefit management and office space, until we develop the capabilities to perform these services ourselves. We expect to generally develop many of these capabilities by the end of 2000.

Our revenue will be derived primarily from the sale of data networking (principally to Bridge), Internet access and colocation services. Assuming we had received the minimum revenues under the network services agreement for the first year of the agreement in 1999, Bridge would have represented approximately 83% of our 1999 revenues. Bridge has informed us that it expects to convert its remaining customers to the Internet protocol network over the next three years. We expect that, to the extent these customers are converted, Bridge will order additional services from us under the network services agreement. We cannot assure you that any of these customers will be converted or as to what schedule any conversions will be completed.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-Q will not reflect our future results of operations, financial position and cash flows. Our results of operations, financial position and cash flows subsequent to the purchase of Bridge's network and the commencement of the related agreements will not be comparable to prior periods.

THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

The acquisition by Bridge of SAVVIS on April 7, 1999 resulted in the Company reporting in its 1999 Form 10-K and in its Form S-1 Registration Statement dated February 14, 2000, results of operations for the period January 1, 1999 through April 6, 1999 as being the "Predecessor" period, due to a change in the basis of accounting upon the acquisition by Bridge. The Statement of Operations used for this reporting period was identical to the results of operations for the period January 1, 1999 through March 31, 1999.

Revenue.

Revenue was $24.7 million for the three months ended March 31, 2000, an increase of $19.3 million or 354%, from $5.4 million for the three months ended March 31, 1999. The revenue growth resulting from the initiation of managed data network service, under the Bridge Network Services agreement entered into on February 18, 2000, accounted for $17.3 million of the increase. Internet access revenues increased 25% to $6.6 million in the first quarter of 2000, compared to $5.3 million for the comparable period in 1999. These increases were driven by an increase in active customer circuits of 137% to approximately 1,400 as of March 31, 2000 from 600 as of the end of the first quarter in 1999. Other revenues, consisting of installation and equipment sales, increased from $.1 million in 1999 to $.7 million for the first quarter of 2000.

Data Communications and Operations.

Data communications and operations expenses consist primarily of leased routers and switches, leased long distance and local circuit costs, leased colocation space, installed local access lines at customer sites, as well as related operating expenses such as repairs and maintenance associated with network operations, customer support and field service, and engineering personnel costs. Data communications and operations expenses were $27.4 million for the quarter ended March 31, 2000; an increase of $21 million from $6.4 million for the three months ended March 31, 1999. The increase in expenses related principally to the costs incurred by SAVVIS to operate the newly-acquired Internet protocol network (from Bridge) since February 18, 2000 and other increases in the number of leased long distance, dedicated customer and dial-up circuits to support the increased customer circuits in operation.

Sales and Marketing.

Sales and Marketing expenses consist of personnel and related sales commission costs, advertising and direct marketing, and travel. Sales and marketing expenses were $7.6 million for the three months ended March 31, 2000, up 150% or $4.6 million as compared to the first quarter of 1999. This increase is principally attributed to personnel related costs and sales commissions of $2.4 million associated with the growth in sales and marketing staff and a $1.3 million increase in spending on advertising and marketing initiatives.

General and Administrative.

General and administrative expenses consist primarily of compensation and occupancy costs for executive, financial, legal, tax and support personnel, travel, and bad debt costs. General and administrative expenses amounted to $3.3 million for the three months ended March 31, 2000 and $1.7 million for the three months ended March 31, 1999, an increase of $1.6 million or 94%. This increase resulted from increased personnel costs of $.6 million to support the expansion of the customer base and the overall growth of the business, and an increase of $.6 million for professional audit, tax and legal services. Bad debt expense amounted to $.2 million in 2000 versus $.1 million for the three months ended March 31, 1999.

Non-cash Compensation.

Non-cash compensation amounting to $3.9 million represents the amortization charge to earnings in the quarter ended March 31, 2000 for the difference between the imputed fair market value of our common stock and the exercise price for options granted on various dates in 2000 and 1999.

                               ------------------

Because of the "predecessor" Statement of Operations in 1999 being on a different basis of accounting, the following areas in the Statement of Operations for the three months ended March 31, 2000 are not compared:

Depreciation and Amortization.

Depreciation and amortization expense was $9.6 million for the three months ended March 31, 2000. $4.8 million of this amount is attributed to depreciation on the network acquired on February 18, 2000 and $4.1 million relates to the amortization of the goodwill associated with the mandated "push down accounting" ascribed to the Bridge acquisition of SAVVIS in April, 1999. Goodwill is being amortized over three years.

Impairment of Assets.

The asset impairment amount reported in the 1999 first quarter statement of operations related to an adjustment to the recorded value of fixed assets in the amount of $1.4 million.

Interest.

Interest income from the investment of the IPO proceeds amounted to $1.3 million in the quarter ended March 31, 2000. Interest expense in the same period amounted to $.9 million.

LIQUIDITY AND CAPITAL RESOURCES

We generated negative cash flows from operations of $15.4 million and $6.2 million, for the three months ended March 31, 2000 and for the three months ended March 31, 1999, respectively.

Net cash used in investing activities was approximately $70.8 million, which primarily reflects the purchase of the Bridge Internet protocol network and other property and equipment not financed with capital leases. We obtained funds through issuances of equity securities and advances from Bridge. During the quarter, we decreased our net outstanding advances from Bridge by approximately $2.1 million.

Our capital expenditures, including the purchase of the Bridge IP network, totaled approximately $126 million in the quarter. We expect to incur capital expenditures of approximately $110 million for the remainder of 2000 as we build out colocation facilities, deploy ATM devices and expand our network to 40 new cities. On February 18, 2000, we acquired Bridge's Internet protocol network assets for total consideration of approximately $77 million. Of this amount, $25 million was paid by entering into a capital lease obligation with Bridge. The remaining purchase price of $52 million was paid with a portion of the net proceeds from the initial public offering of common stock. We also paid to Bridge, out of the offering proceeds, an approximate $69 million preferential distribution. At the request of a lender, approximately $2.5 million of the capitalized principal obligation was paid in March 2000.

In connection with our purchase of the network assets, we also entered into a network services agreement with Bridge under which we provide Bridge with managed data networking services. Because the amounts paid to us under the network services agreement for the services provided over the original network acquired from Bridge are based upon the cash cost to operate the original network, the provision of such services did not and will not have an impact on our cash flows from operations. However, due to amortization and depreciation relating to the network, the provision of services under the network services agreement resulted in our incurring losses from operations, and these losses will continue until we can sell additional services over the network to Bridge or to other customers. The effects of such operating losses will include continued increases in our accumulated deficit and reductions in stockholders' equity.

We have arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time. Our aggregate minimum spending level is approximately $28 million in 2000. In specific instances, we are able to choose among a variety of communications services offered to meet these spending minimums. We are currently exceeding all of our spending minimums and expect to continue to do so as our network requirements expand. However, if our network requirements were to decrease, we could be obligated to make payments to these suppliers for services we do not need.

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

We believe that the net proceeds of the initial public offering will allow us to continue in business as a going concern and will be sufficient to fund our operating and capital needs through 2000. We are currently in discussions with one vendor to obtain vendor financing for network equipment purchases, and a number of institutions for the financing of two data centers currently under construction. We will need to raise a significant amount of capital to fund our capital expenditures, operating deficits, working capital needs and debt service requirements after 2000. We intend to seek equity or debt financing from external sources to meet our cash needs after 2000. We cannot assure you that such additional funding will be available on terms satisfactory to us or at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures relate to changes in interest rates. Following the purchase of Bridge's global Internet protocol network assets in February 2000, we have begun to expand our business internationally, and as a result, we are also exposed to changes in foreign currency exchange rates.

Our financial instruments that are sensitive to changes in interest rates are our borrowings from Bridge, all of which were entered into for other than trading purposes, are denominated in U.S. Dollars, and bear interest at a fixed rate of 8%. Because the interest rate on these advances is fixed, changes in interest rates will not directly impact our cash flows. As of March 31, 2000, the aggregate fair value of our borrowings approximated their carrying value.

Prior to our purchase of the network assets from Bridge, changes in foreign exchange rates did not impact our results of operations. For the quarter ended March 31, 2000, 27% of our service revenue from Bridge was derived from operations outside the United States, and approximately 17% of our total direct costs incurred were outside the United States. We expect these percentages to remain relatively constant in the periods ahead. Because our foreign revenue closely matched our foreign costs, changes in foreign exchange rates did not have a material impact on our results of operations in the quarter. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not currently involved in any material legal proceedings.

ITEM  2.  CHANGES  IN  SECURITIES AND USE OF PROCEEDS

Between January 1, 2000 and March 31, 2000, we granted options to purchase 159,500 shares of our common stock to a total of 7 of our employees, each at an exercise price of $.50 per share, options to purchase 858,500 shares to 33 employees each at an exercise price of $10.00 per share, and options to purchase 15,000 shares to 1 employee at an exercise price of $19.6875 per share. In that same period, we granted options to purchase 60,000 shares of our common stock to a total of 64 employees of Bridge and options to purchase 45,000 shares of our common stock to 3 non-employee directors of our Board of Directors, each at an exercise price of $.50 per share. All of these options were granted pursuant to our 1999 Incentive Stock Option Plan. These issuances were effected either in transactions exempt from registration pursuant to Rule 701 promulgated under
Section 3(b) of the Securities Act of 1933 or in transactions not subject to the registration requirements of the Securities Act of 1933, and these transactions were effected without the use of an underwriter.

During the quarter ended March 31, 2000, proceeds of approximately $404,000 were generated from the exercise of options for 808,592 shares of our common stock. There were no significant expenses, underwriting discounts or commissions attributable to these proceeds. We used the proceeds for general working capital expenses incurred in the ordinary course of business. These options had been granted under our 1999 Incentive Stock Option Plan. We issued the shares in reliance on the exemption from registration provided by Rule 701 under the Securities Act of 1933.

The registration statement on Form S-1 (Registration No. 333-90881) relating to the initial public offering of 14,875,000 shares of our common stock was declared effective by the SEC on February 14, 2000. We have used approximately $127 million from the net proceeds of $333 million of our initial public offering for payment to Bridge for the purchase of the network and the preferential distribution and to reduce indebtedness to Bridge. $5 million was used for the purchase of the unlimited software licenses (see Note 6 to the unaudited Consolidated Financial Statements), and approximately $16 million was used for general working capital purposes and network expansion.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

EXHIBIT INDEX

NUMBER    EXHIBIT DESCRIPTION
------    ----------------------------------------------------------------------

3.1*      Amended and Restated  Certificate of  Incorporation  of the Registrant
3.2*      Certificate  of  Amendment  to Amended  and  Restated  Certificate  of
            Incorporation of the Registrant
3.3*      Amended and Restated Bylaws of the Registrant
4.1*      Form of Common Stock Certificate
11.1      Calculation of Basic and Diluted per share and weighted average shares used in EPS calculation
27.1      Financial Data Schedule for the quarter ended March 31, 2000.
------

* Incorporated by reference to the same numbered exhibit to SAVVIS' Registration Statement on Form S-1, as amended (File No. 333-90881).

(b) Reports on Form 8-K.

 None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2000                                   SAVVIS Communications Corporation
------------
    Date                                       By: /s/  Robert McCormick
                                                   -----------------------
                                                   Robert McCormick
                                                   Chief Executive Officer

May 15, 2000                                   By: /s/  David J. Frear
------------                                       -----------------------
    Date                                           David J. Frear
                                                   EVP & Chief Financial Officer