Form 10-Q
period 2000-06-30
SAVVIS COMMUNICATIONS CORP
filed 2000-08-14
CIK 1058444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000, OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-29375



                        SAVVIS COMMUNICATIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                 DELAWARE                               43-1809960
     (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

               12851 WORLDGATE DRIVE
                      HERNDON, VA                        20170

               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)



                                 (703) 234-8000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

                COMMON STOCK, $.01 PAR VALUE - 92,961,326 SHARES
                        OUTSTANDING AS OF AUGUST 8, 2000
   (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
               OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

                    The Index of Exhibits appears on page 18.

                       SAVVIS Communications Corporation

                                TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                                          Page
                                                                                           ----
  Item 1.   Financial Statements:

            Consolidated Balance Sheets as of December 31, 1999
              and June 30, 2000.........................................................     3

            Consolidated Statements of Operations for
              the three and six months ended June 30, 2000,
              the period January 1, 1999 to April 6, 1999
              and the period April 7 1999 to June 30, 1999...............................    4

            Consolidated Statements of Cash Flows for the
              three and six months ended June 30, 2000,
              the period January 1, 1999 to April 6, 1999
              and the period April 7, 1999 to June 30, 1999.............................     5

            Consolidated Statements of Changes in Stockholders Equity
              for the period January 1, 2000 to June 30, 2000 .........................      6

            Notes to Consolidated Financial Statements..................................     7

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................................    11

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk..................    16

PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings...........................................................    17

  Item 2.   Changes in Securities and Use of Proceeds...................................    17

  Item 6.   Exhibits and Reports on Form 8-K............................................    18

Signatures..............................................................................    19

Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        SAVVIS Communications Corporation
                           CONSOLIDATED BALANCE SHEETS
                           (U.S. Dollars in Thousands)



                                                                                           DECEMBER 31,     June 30,
                                                                                              1999            2000
                                                                                           ------------    ----------
                                                                                                           (Unaudited)
                                     ASSETS

 CURRENT ASSETS
 Cash and cash equivalents ............................................................... $    2,867        $ 137,483
 Restricted cash .........................................................................         --            5,055
 Accounts receivable from an affiliate ...................................................         --           21,453
 Trade accounts receivable, less allowance for doubtful accounts
   of $375 in 1999 and $300 in 2000 ......................................................      2,271            4,088
 Prepaid expenses ........................................................................        503            2,228
 Other current assets ....................................................................         88              801
                                                                                            ---------        ---------
   Total current assets ..................................................................      5,729          171,108
PROPERTY PLANT AND EQUIPMENT -- Net ......................................................      5,560          231,755
GOODWILL AND INTANGIBLE ASSETS -- Net of accumulated amortization
 of $12,217 in 1999 and $19,061 in 2000 ..................................................     26,250           19,528
OTHER NON-CURRENT ASSETS .................................................................      1,757           14,802
                                                                                            ---------        ---------
TOTAL ....................................................................................  $  39,296        $ 437,193
                                                                                            =========        =========

                      LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
 Accounts payable ........................................................................  $   5,093        $ 116,258
 Accrued compensation payable ............................................................      1,928            3,778
 Due to an affiliate......................................................................     24,065           24,391
 Current portion of capital lease obligations ............................................      2,462           20,636
 Other accrued liabilities ...............................................................      5,083           18,825
                                                                                            ---------        ---------
   Total current liabilities .............................................................     38,631          183,888
                                                                                            ---------        ---------
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION ..........................................      3,431           32,334

NOTES PAYABLE, LESS CURRENT PORTION ..........................................                     --           16,458
                                                                                            ---------        ---------
Total Liabilities ........................................................................     42,062          232,680

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' (DEFICIT) EQUITY:
 Preferred stock; 50,000,000 authorized, none issued and outstanding.....................          --              --
 Common stock; $.01 par value, 250,000,000 authorized,
   77,210,286 issued and outstanding in 1999 and
   92,935,097 issued and 92,923,347 outstanding in 2000 ..................................        772              929
 Additional paid-in capital ..............................................................     84,973          367,738
 Accumulated deficit .....................................................................    (38,617)        (104,289)
 Deferred compensation ...................................................................    (49,894)         (59,844)
 Accumulated other comprehensive income ..................................................
   Cumulative foreign currency translation adjustment ....................................         --              (15)
 Treasury stock at cost; 0 shares in 1999 and 11,750 shares in 2000  .....................         --               (6)
                                                                                            ---------        ---------
Total stockholders' (deficit) equity .....................................................     (2,766)         204,513
                                                                                            ---------        ---------
TOTAL ....................................................................................  $  39,296        $ 437,193
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

                        SAVVIS Communications Corporation
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (U.S. Dollars in Thousands)
                                   (Unaudited)

                                                                                     Period from     Period from     Six Months
                                                           Three Months Ended       January 1 to      April 7 to       Ended
                                                                  June 30,            April 6,         June 30        June 30,
                                                     ---------------------------    --------------   -------------   ------------
                                                         1999          2000             1999             1999            2000
                                                     ------------- -------------    --------------   -------------   ------------
                                                     (Successor)   (Successor)      (Predecessor)    (Successor)     (Successor)
REVENUES:
   Managed data networks (including $42,444
     for the three months ended June 30, 2000
     and $59,790 for the six months ended June 30,
     2000 from an affiliate) ......................   $         --   $   42,538      $          --    $         --   $     59,945
     Internet access ..............................          5,499        8,046              5,303           5,499         14,662
     Installation & other .........................            414          542                137             414          1,195
                                                     ------------- -------------    --------------   -------------   ------------

        Total revenue .............................          5,913       51,126              5,440           5,913         75,802
                                                     ------------- -------------    --------------   -------------   ------------

DIRECT COSTS AND OPERATING EXPENSES:
   Data communications and operations
     (excluding $.5 million and $1.0 million
     of equity-based compensation for the
     three and six month periods in
     2000, respectively) ..........................          6,240       57,407              6,371           6,240         84,736
  Sales and marketing (excluding $1.6
     million and $3.0 million of equity-based
     compensation for the three and six month
     periods in 2000, respectively) ...............          3,017        8,131              2,618           3,017         15,139
  General and administrative (excluding
     $2.2 million and $4.2 million in
     equity-based compensation for the
     three and six month periods in 2000,
     respectively) ................................          2,551        6,034              2,191           2,551         10,007
  Depreciation and amortization ...................          4,740       14,816                817           4,740         24,426
  Impairment of assets ............................            --           --               1,383             --             --
  Non-cash compensation ...........................            --         4,275                --              --           8,175
                                                     ------------- -------------    --------------   -------------   ------------

        Total direct costs and operating expenses..        16,548        90,663            13,380          16,548         142,483
                                                     ------------- -------------    --------------   -------------   ------------

LOSS FROM OPERATIONS ..............................       (10,635)      (39,537)           (7,940)        (10,635)        (66,681)

NONOPERATING INCOME (EXPENSE):
     Interest income ..............................            15         2,375                23              15           3,719
     Interest expense .............................          (318)       (1,832)             (158)           (318)         (2,710)
                                                     ------------- -------------    --------------   -------------   ------------

        Total nonoperating income (expense) .......          (303)          543              (135)           (303)          1,009

LOSS BEFORE INCOME TAXES ..........................       (10,938)      (38,994)           (8,075)        (10,938)        (65,672)

INCOME TAXES ......................................            --            --               --               --              --
                                                    ------------- -------------    --------------   -------------   ------------

NET LOSS ..........................................   $   (10,938)   $  (38,994)     $     (8,075)    $   (10,938)   $    (65,672)
                                                    ============= =============    ==============   =============    ============

PREFERRED STOCK DIVIDENDS .........................            --            --              (706)             --              --
AMORTIZATION OF DEFERRED FINANCING COSTS
     AND DISCOUNT ON PREFERRED STOCK ..............            --            --              (244)             --              --
                                                    ------------- -------------    --------------   -------------   ------------
NET LOSS ATTRIBUTABLE TO COMMON
     STOCKHOLDERS .................................   $   (10,938)   $  (38,994)     $     (9,025)    $   (10,938)   $    (65,672)
                                                     ============= =============    ==============   =============   ============
BASIC AND DILUTED LOSS PER COMMON SHARE ...........   $     (0.15)  $     (0.44)     $      (0.14)    $     (0.15)   $      (0.78)
                                                     ============= =============    ==============   =============   ============
WEIGHTED AVERAGE SHARES OUTSTANDING ...............    72,000,000    88,115,271        66,018,388      72,000,000      84,119,579
                                                     ============= =============    ==============   =============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                       SAVVIS Communications Corporation
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (U.S. Dollars in Thousands)
                                  (Unaudited)

                                                                   Period from       Period from
                                                                   January 1 to       April 7 to       Six Months
                                                                     April 6,          June 30,           Ended
                                                                       1999              1999         June 30, 2000
                                                                  ----------------  ---------------  --------------
                                                                   (Predecessor)     (Successor)       (Successor)
OPERATING ACTIVITIES:
    Net loss ..................................................       $   (8,075)     $   (10,938)      $ (65,672)
    Reconciliation of net loss to net cash used in operating
     activities:
            Depreciation and amortization .....................              817            4,740          24,426
            Impairment of fixed assets ........................            1,383               --              --
            Compensation expense relating to the
              issuance of options and restricted stock ........               78               --           8,175
    Net changes in operating assets and liabilities:
            Accounts receivable ...............................              (17)              63         (23,270)
            Other current assets ..............................              (18)              10            (713)
            Other assets ......................................             (156)              35         (13,168)
            Prepaid expenses ..................................              (51)            (246)         (1,725)
            Accounts payable ..................................             (127)            (641)         32,679
            Deferred revenue ..................................               52             (119)             --
            Other accrued liabilities .........................              (71)             976           7,392
                                                                  ----------------  ---------------  ------------
    Net cash used in operating activities .....................           (6,185)          (6,120)        (31,876)
                                                                  ----------------  ---------------  ------------

INVESTING ACTIVITIES:
    Capital expenditures ......................................             (275)            (368)        (85,507)
                                                                  ----------------  ---------------  ------------
    Net cash used in investing activities .....................             (275)            (368)        (85,507)
                                                                  ----------------  ---------------  ------------

FINANCING ACTIVITIES:
    Purchase of treasury stock ................................               --               --              (6)
    Exercise of stock options .................................               28               --             424
    Issuance of common stock ..................................               --               --         333,364
    Principal payments under capital lease obligations ........             (182)            (176)         (8,049)
    Proceeds from borrowings from an affiliate ................            4,700            6,600           5,912
    Repayment of borrowings from an affiliate .................               --               --          (5,585)
    Preferential distribution to an affiliate .................               --               --         (68,991)
    Funding of letter of credit facilities (restricted) .......               --               --          (5,055)
    Principal payments on borrowings from bank ................              (13)              --              --
                                                                  ----------------  ---------------  ------------
      Net cash provided by financing activities ...............             4,533            6,424         252,014
                                                                  ----------------  ---------------  ------------

Net effect of changes in exchange rates on cash and equivalents               --               --             (15)
                                                                  ----------------  ---------------  ------------
NET INCREASE(DECREASE)IN CASH
    AND CASH EQUIVALENTS ......................................           (1,927)             (64)        134,616

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................            2,521              594           2,867
                                                                ----------------  ---------------  --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ......................        $     594        $     530     $   137,483
                                                                ================  ===============  ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Debt incurred under capital lease obligations .............        $   2,634        $      --     $    55,126
    Debt incurred in equipment acquisition ....................               --               --          16,458
    Capital expenditures accrued and unpaid ...................               --               --          86,686
    Preferred stock dividends .................................              706               --              --
    Amortization of deferred financing costs...................               76               --              --
    Accretion of preferred stock discount .....................              168               --              --

SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION:
    Cash paid for interest ....................................         $     99         $     97         $   954

The accompanying notes are an integral part of these consolidated financial statements.

                        SAVVIS Communications Corporation
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                           (U.S. Dollars in Thousands)
                                   (Unaudited)

                                     Number of Shares
                                  ----------------------
                                    Common     Treasury
                                     Stock       Stock
                                  -----------  ---------
BALANCE, DECEMBER 31, 1999        77,210,286        --

Issuance of common stock in
 initial public offering          14,875,000        --

Issuance of common stock upon
 exercise of stock options           849,811        --

Issuance of stock options and
 restricted stock                         --        --

Recognition of deferred
 compensation cost                        --        --

Purchase of shares for treasury           --   (11,750)

Foreign currency translation
 adjustment                               --        --

Preferential distribution to
 an affiliate                             --        --

Net loss                                  --        --
                                  ----------   --------

BALANCE, JUNE 30, 2000            92,935,097   (11,750)
                                  ----------   --------

                                                                      Amounts
                                ----------------------------------------------------------------------------------------
                                               Additional
                                Common          Paid-In       Foreign       Deferred    Accumulated   Treasury
                                Stock           Capital      Currency     Compensation    Deficit       Stock      Total
                                ------         -----------   ---------    ------------  ------------  --------     -----
BALANCE, DECEMBER 31, 1999       $772          $ 84,973            --        $(49,894)     $(38,617)    $ --      $ (2,766)

Issuance of common stock in
 initial public offering          149           333,216            --              --            --       --       333,365

Issuance of common stock upon
 exercise of stock options          8               416            --              --            --       --           424

Issuance of stock options
 and restricted stock              --            18,125            --         (18,125)           --       --            --

Recognition of deferred
 compensation cost                 --                --            --           8,175            --       --         8,175

Purchase of shares for treasury    --                --            --              --            --       (6)           (6)

Foreign currency translation
 adjustment                        --                --           (15)             --            --       --           (15)

Preferential distribution to
 affiliate                         --           (68,992)           --              --            --       --       (68,992)

Net loss                           --                --            --              --       (65,672)      --       (65,672)
                                 ----          --------        -------       --------      --------     ----       -------

BALANCE, JUNE 30, 2000           $929          $367,738        $  (15)       $(59,844)    $(104,289)    $ (6)     $204,513
                                 ----          --------        -------       --------      --------     ----       -------

The accompanying notes are an integral part of these consolidated financial statements.

                        SAVVIS Communications Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (U.S. Dollars in thousands)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The acquisition by Bridge of SAVVIS on April 7, 1999 resulted in the Company reporting in its 1999 Form 10-K and in its Registration Statement on Form S-1 (File No. 333-90881), as amended (the "Form S-1"), results of operations for the period January 1, 1999 through April 6, 1999 as being the "Predecessor" period, due to a change in the basis of accounting upon the acquisition by Bridge. The Statements of Operations for this period included in the six-month reporting period in 1999 were identical to the results of operations for the period January 1, 1999 through March 31, 1999 and April 1, 1999 to June 30, 1999.

These consolidated financial statements for the three- and six-month periods ended June 30, 2000 and 1999 and the related footnote information are unaudited and have been prepared under the rules and regulations of the Securities and Exchange Commission and on a basis substantially consistent with the audited consolidated financial statements of SAVVIS Communications Corporation and its subsidiaries (collectively, "SAVVIS" or the "Company") as of and for the period ended December 31, 1999 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "Annual Report"). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company included in the Annual Report. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at June 30, 2000 and the results of its operations and cash flows for the three- and six-month periods ended June 30, 2000 and 1999. The results of operations for the three-month period ended June 30, 2000 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2000.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

RESTRICTED CASH - Restricted cash consists of amounts supporting outstanding letters of credit, principally related to office space and data center construction.


RECLASSIFICATIONS - Certain amounts from prior periods have been reclassified to conform to current period presentation.

NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS No. 138 in June 2000, establishes accounting and reporting standards for derivative instruments, including some derivatives embedded in other contracts, and for hedging activities by requiring that all derivatives be recognized on the balance sheet and measured at fair value. In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133," which deferred the effective date for us until January 1, 2001.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The guidelines in SAB No. 101 must be adopted by the fourth quarter of 2000. We are in the process of evaluating the potential impact of this statement on our financial position and results of operations.

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB
Opinion No. 25," which clarifies the application of APB Opinion No. 25 for certain issues including: (1) the defining of an employee for purposes of applying APB Opinion No. 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequences of various modifications to the terms of a previously fixed stock option or award and (4) the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000. We do not expect that the adoption of this interpretation will have a material impact on our financial position or results of operations.

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

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), defined as net income (loss) plus all other changes (cumulative foreign currency translation adjustment) in equity from nonowner sources, was $(39.0) million and $(65.7) million for the three- and six-months months ended June 30, 2000. During 1999 there were no items of other comprehensive income (loss).

NOTE 4 - CASH AND CASH EQUIVALANTS

Cash and cash equivalents include cash on hand, money market investments and government agency securities. The agency securities have maturities ranging from overnight to seven days and are stated at cost, which approximates market.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                                    December 31,       June 30,
                                                        1999            2000
                                                        ----            ----
Computer equipment .............................     $     801       $       921
Communications equipment .......................         1,057           189,880
Purchased software .............................           107               249
Furniture and fixtures .........................           322               990
Leasehold improvements .........................           382               518
Construction in progress .......................            --            23,762
Equipment under capital lease
  obligations ..................................         5,089            35,215
                                                         -----            ------

                                                         7,758           251,535

    Less accumulated depreciation and
      amortization .............................        (2,198)          (19,780)
                                                        -------          --------

                                                      $  5,560         $ 231,755
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

On June 30, 2000, the Company entered into a term loan facility for the financing of approximately $38 million of network equipment and services. As of June 30, 2000, the Company has not drawn on the financing arrangement, but has recorded approximately $28 million of this equipment on its balance sheet. Of the $28 million that has been recorded, approximately $6 million has been previously paid for by the Company, with the remaining $22 million recorded in accounts payable. In July 2000, the Company drew approximately $28 million under this term loan facility, which will be recorded as notes payable, payable in eight equal quarterly installments commencing on June 30, 2001, bearing interest at a variable market-based rate.

On June 30, 2000, SAVVIS executed an agreement to acquire $30 million of telecommunications equipment and related services with a vendor. Upon execution, the Company took delivery of certain equipment and paid approximately $5 million to the vendor. Of the remaining $25 million, approximately $16.5 million has been financed by the vendor over six years at 11% interest, with payments commencing in the third quarter of 2000. The remaining $8.5 million has been recorded in other accrued liabilities, due over the next twelve months.

On March 31, 2000, the Company entered into a three-year software licensing agreement with a vendor for the acquisition of unlimited software licenses for certain customer applications over the global network. The agreement called for payments totaling $7 million through June 30, 2000 with the balance of $6 million due in installments on September 1 and December 1 of the year 2000. In addition, the Company will pay $1 million annually for three years relating to maintenance contract in support of the software licenses.

On March 23, 2000, SAVVIS entered into a $30 million, thirty-nine month lease facility relating to equipment necessary for the network expansion. Payments under the lease were zero for months one to three, and will be $.3 million in months three to six, and $1.1 million in months seven to thirty-nine.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

In connection with Bridge's acquisition of the Company and through the date of our initial public offering as discussed in Note 2, Bridge funded the Company's operations. At December 31, 1999 and June 30, 2000, the Company had amounts payable to Bridge of $24.1 million and $24.4 million, respectively.

Concurrent with the asset purchase, the Company also entered into a 10-year network services agreement with Bridge under which the Company will provide managed data networking services to Bridge. The Company's fees are based upon the cash cost to Bridge of operating the network as configured on the date the Company acquired it, and fees for additional services provided following the closing of the transfer are set for a three-year term based on an agreed pricing schedule which is revised annually. Bridge has agreed to pay a minimum of approximately $105 million, $132 million and $145 million for network services in 2000, 2001 and 2002, respectively.

In connection with the principal agreements entered into effective February 18, 2000, between the Company and Bridge, related to the network acquisition by the Company, SAVVIS generated revenues for network services rendered to Bridge amounting to $59.9 million for the period February 18 to June 30, 2000. SAVVIS incurred obligations to Bridge amounting to approximately $1.0 million for the same period relating to obligations under the Technical Services and Administrative Services Agreements.

NOTE 9 - INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

The Company's  operations are organized into three geographic operating segments
- Americas, Europe and Asia. The Company evaluates the performance of its segments and allocates resources to them based on revenue and adjusted EBITDA, which is defined as the respective consolidated loss before interest, taxes, depreciation, amortization and non-cash compensation charges. Financial information for the Company's geographic segments for the three and six months ended June 30, 2000 is presented below. In 1999, the Company had one operating segment - the Americas.

                            Americas      Europe      Asia      Eliminations    Total
                            --------      ------      -----     ------------    -----

  Three months ended
    June 30, 2000:

   Revenue ............   $  40,269    $   6,643    $   4,214   $      --    $  51,126
   Adjusted EBITDA ....     (19,790)        (656)          --          --      (20,446)
   Assets .............     424,799        8,734        6,397      (2,736)     437,194
   Capital Expenditures     117,530            9          333          --      117,872

                            Americas      Europe      Asia      Eliminations    Total
                            --------      ------      -----     ------------    -----

  Six months ended
    June 30, 2000:

   Revenue ............   $  60,306    $   9,500    $   5,996   $      --    $  75,802
   Adjusted EBITDA ....     (33,415)        (665)          --          --      (34,080)
   Assets .............     424,799        8,734        6,397      (2,736)     437,194
   Capital Expenditures     228,161        8,805        6,811          --      243,777


Adjusted EBITDA for all reportable segments differs from the consolidated loss before income taxes reported in the consolidated statement of operations as follows:

                                                     Three months ended        Six months ended
                                                        June 30, 2000           June 30, 2000
                                                        -------------           -------------


    Adjusted EBITDA                                        $  (20,446)            $ (34,080)
    Plus adjustments as follows:
      Depreciation and amortization                           (14,816)              (24,426)
      Interest, net                                               543                 1,009
      Non-cash compensation                                    (4,275)               (8,175)
                                                               -------              -------

    Consolidated loss before income taxes                  $  (38,994)            $ (65,672)
                                                           ===========            =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH (1) OUR ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, AND
(2) OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS, NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1999 INCLUDED IN OUR ANNUAL REPORT FOR SUCH PERIOD AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE RESULTS SHOWN HEREIN ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED IN ANY FUTURE PERIODS. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS WHICH INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) AS A RESULT OF A NUMBER OF FACTORS. FOR A DISCUSSION OF THE MATERIAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, YOU SHOULD READ "RISK FACTORS" INCLUDED IN PART I, ITEM 1 OF OUR 1999 ANNUAL REPORT ON FORM 10-K.

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

We began commercial operations in 1996, offering Internet access services to local and regional Internet service providers. Our customer base has grown from 15 customers at the end of 1996 to approximately 1,627 at June 30, 2000.

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

On September 10, 1999, Bridge sold in a private placement approximately 25% of its equity ownership in SAVVIS to the existing stockholders of Bridge, at which time Welsh Carson purchased from Bridge a 12% interest in SAVVIS. On February 28, 2000, Bridge completed the sale of an additional 6,250,000 shares of SAVVIS common stock to Welsh Carson. Bridge and Welsh Carson now own approximately 49% and 16% of SAVVIS' common stock, respectively.

Simultaneously with the completion of the initial public offering of our common stock in February 2000, we acquired Bridge's global Internet protocol network for total consideration of approximately $77 million plus a payment representing a preferential distribution to Bridge of approximately $69 million. See Note 7 to the unaudited consolidated financial statements. The purchase substantially increased our depreciation and amortization. At that time, we entered into a 10-year network services agreement with Bridge under which we provide managed data networking services to Bridge. Our initial network service fees are based upon the cash cost to Bridge of operating the network as configured on October 31, 1999, as adjusted for changes to the network and associated personnel related to Bridge's network requirements through February 17, 2000. Our fees for additional services provided following February 17, 2000 were set for a three-year term based on an agreed price schedule. Bridge has agreed to pay us a minimum of $105 million, $132 million and $145 million for network services in 2000, 2001 and 2002, respectively.

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

Bridge has agreed to provide to us various services, including technical support, customer support and project management in the areas of installation, provisioning, help desk, and repair and maintenance. In addition, Bridge has agreed to provide to us additional administrative and operational services, such as payroll and accounting functions, benefit management and office space, until we develop the capabilities to perform these services ourselves. We expect to develop many of these capabilities by the end of 2000.

Our revenue is derived primarily from the sale of data networking (principally to Bridge), Internet access and colocation services. Assuming we had received the minimum revenues under the network services agreement for the first year of the agreement in 1999, Bridge would have represented approximately 83% of our 1999 revenues. Bridge has informed us that it expects to convert its remaining customers to the Internet protocol network over the next three years. We expect that, to the extent these customers are converted, Bridge will order additional services from us under the network services agreement. We cannot assure you that any of these customers will be converted or as to when any conversions will be completed.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-Q does not reflect our future results of operations, financial position and cash flows. Our results of operations, financial position and cash flows subsequent to the purchase of Bridge's network and the execution of the related agreements is not comparable to prior periods. The acquisition by Bridge of SAVVIS on April 7, 1999 resulted in the Company reporting in its 1999 Annual Report and in its Form S-1 results of operations for the period January 1, 1999 through April 6, 1999 as being the "Predecessor" period, due to a change in the basis of accounting upon the acquisition by Bridge. The Statements of Operations included in the six-month reporting period in 1999 were identical to the reported results of operations for the period January 1, 1999 through March 31, 1999 and the period April 1, 1999 through June 30 1999.

THREE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

Revenue.

Revenue was $51.1 million for the three months ended June 30, 2000, an increase of $45.2 million or 765%, from $5.9 million for the three months ended June 30, 1999. The revenue growth resulting from the initiation of managed data network services, under the Bridge network services agreement entered into on February 18, 2000, accounted for $42.5 million of the increase. Internet access revenues increased 46% to $8.0 million in the second quarter of 2000, compared to $5.5 million for the comparable period in 1999. These increases were driven by an increase in active customer circuits of 186% to approximately 2,000 as of June 30, 2000 from approximately 700 as of the end of the second quarter in 1999. Other revenues, consisting of installation and equipment sales, increased from $.4 million in 1999 to $.5 million for the second quarter of 2000.

Data Communications and Operations.

Data communications and operations expenses consist primarily of leased routers and switches, leased long distance and local circuit costs, leased colocation space, installed local access lines at customer sites, as well as related operating expenses such as repairs and maintenance associated with network operations, customer support and field service, and engineering personnel costs. Data communications and operations expenses were $57.4 million for the quarter ended June 30, 2000; an increase of $51.2 million from $6.2 million for the three months ended June 30, 1999. The increase in expenses related principally to the costs incurred by SAVVIS to operate the newly-acquired Internet protocol network (from Bridge) since February 18, 2000 and other increases in the number of leased long distance, dedicated customer and dial-up circuits to support the increased customer circuits in operation.

Sales and Marketing.

Sales and Marketing expenses consist of personnel and related sales commission costs, advertising and direct marketing, and travel. Sales and marketing expenses were $8.1 million for the three months ended June 30, 2000, up 170% or $5.1 million as compared to the second quarter of 1999. This increase is principally attributed to personnel related costs and sales commissions of $2.9 million associated with the growth in sales and marketing staff and a $1.7 million increase in expenditures on advertising and marketing initiatives.

General and Administrative.

General and administrative expenses consist primarily of compensation and occupancy costs for executive, financial, legal, tax and support personnel, travel, and bad debt costs. General and administrative expenses amounted to $6.0 million for the three months ended June 30, 2000 and $2.6 million for the three months ended June 30, 1999, an increase of $3.4 million or 137%. This increase resulted from increased occupancy costs of $1.0 million related to the Company's move to its new headquarters during the second quarter, increased personnel costs of $.5 million to support the expansion of the customer base and the overall growth of the business, an increase of $1.1 million for professional audit, tax, legal and consulting services, and an increase of $.3 million in insurance expense. Bad debt expense amounted to $.04 million in 2000 versus $.3 million for the three months ended June 30, 1999.

Non-cash Compensation.

Non-cash compensation amounting to $4.3 million represents the amortization charge to earnings in the quarter ended June 30, 2000 for the difference between the imputed fair market value of our common stock and the exercise price for options granted on various dates in early 2000 and late 1999.

Depreciation and Amortization.

Depreciation and amortization expense was $14.8 million for the three months ended June 30, 2000, an increase of $10.1 million from the three months ended June 30, 1999. This increase resulted primarily from $9.1 million of depreciation on the network acquired from Bridge on February 18, 2000.

Interest.

Interest income from the investment of the initial public offering proceeds amounted to $2.4 million in the quarter ended June 30, 2000, an increase of $2.4 million for the three months ended June 30, 1999. Interest expense for the quarter ended June 30, 2000 amounted to $1.8 million, an increase of $1.5 million from the comparable period in 1999. This increase is attributable to interest expense on capital equipment financing incurred since the acquisition of the Internet protocol network in February 2000.

Net Loss.

The net loss for the three months ended June 30, 2000 was $39.0 million, or $0.44 basic and diluted loss per share, an increase of $28.1 million from the net loss for the three months ended June 30, 1999 of $10.9 million, or $0.15 per share. The primary reasons for the increase in net loss are:

o The $10.1 million increase in depreciation and amortization expense due primarily to the acquisition of the Internet protocol network from Bridge and other network equipment.

o    A  decrease  in  gross  profit  (revenues  less  data   communications  and
     operations expenses) of $6.3 million related to expansion of our Internet protocol network.

o Increased sales and marketing expenses of $5.1 million related to growth in staff and advertising and marketing initiatives. o Increased general and administrative expenses of $3.5 million related to growth in staff, increased occupancy, and increased professional services.

o An increase in non-cash compensation expense of $4.3 million related to the imputed fair value of stock option grants.

SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

Revenue.

Revenue was $75.8 million for the six months ended June 30, 2000, an increase of $64.4 million or 568%, from $11.4 million for the six months ended June 30, 1999. The revenue growth resulting from the initiation of managed data network services, under the Bridge network services agreement entered into on February 18, 2000, accounted for $59.9 million of the increase. Internet access revenues increased 36% to $14.7 million in the first half of 2000, compared to $10.8 million for the comparable period in 1999. These increases were driven by an increase in active customer circuits of 186% to approximately 2,000 as of June 30, 2000 from 700 as of June 30, 1999. Other revenues, consisting of installation and equipment sales, increased from $.6 million in 1999 to $1.2 million in 2000.

Data Communications and Operations.

Data communications and operations expenses consist primarily of leased routers and switches, leased long distance and local circuit costs, leased colocation space, installed local access lines at customer sites, as well as related operating expenses such as repairs and maintenance associated with network operations, customer support and field service, and engineering personnel costs. Data communications and operations expenses were $84.7 million for the six months ended June 30, 2000; an increase of $72.1 million from $12.6 million for the six months ended June 30, 1999. The increase in expenses related principally to the costs incurred by SAVVIS to operate the newly-acquired Internet protocol network (from Bridge) since February 18, 2000 and other increases in the number of leased long distance, dedicated customer and dial-up circuits to support the increased customer circuits in operation.

Sales and Marketing.

Sales and Marketing expenses consist of personnel and related sales commission costs, advertising and direct marketing, and travel. Sales and marketing expenses were $15.1 million for the six months ended June 30, 2000, up 169% or $9.5 million as compared to the first six months of 1999. This increase is principally attributed to personnel related costs and sales commissions of $5.3 million associated with the growth in sales and marketing staff and a $3.0 million increase in expenditures on advertising and marketing initiatives.

General and Administrative.

General and administrative expenses consist primarily of compensation and occupancy costs for executive, financial, legal, tax and support personnel, travel, and bad debt costs. General and administrative expenses amounted to $10.0 million for the six months ended June 30, 2000 and $4.7 million for the six months ended June 30, 1999, an increase of $5.3 million or 111%. This increase resulted from increased personnel costs of $.8 million to support the expansion of the customer base and the overall growth of the business, increased occupancy costs of $1.0 million related to the move to the Company's new headquarters during the second quarter, an increase of $1.6 million for professional audit, tax, legal and consulting services, an increase of $.5 million in insurance expense, and an increase of $.5 million in travel expense. Bad debt expense amounted to $.2 million in 2000 versus $.4 million for the six months ended June 30, 1999.

Non-cash Compensation.

Non-cash compensation amounting to $8.2 million represents the amortization charge to earnings in the six months ended June 30, 2000 for the difference between the imputed fair market value of our common stock and the exercise price for options granted on various dates in 2000 and late 1999.

                             ----------------------

BECAUSE OF THE "PREDECESSOR" STATEMENT OF OPERATIONS IN 1999 BEING ON A DIFFERENT BASIS OF ACCOUNTING, THE FOLLOWING AREAS IN THE STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 ARE NOT COMPARED:

Depreciation and Amortization.

Depreciation and amortization expense was $24.4 million for the six months ended June 30, 2000. $13.9 million of this amount is attributed to depreciation on the network acquired on February 18, 2000 and $6.9 million relates to the amortization of the goodwill associated with the mandated "push down accounting" ascribed to the Bridge acquisition of SAVVIS in April, 1999. Goodwill is being amortized over three years.

Impairment of Assets.

The asset impairment amount reported in the 1999 six-month statement of operations related to an adjustment to the recorded value of fixed assets in the amount of $1.4 million.

Interest.

Interest income from the investment of the initial public offering proceeds amounted to $3.7 million in the six months ended June 30, 2000. Interest expense during the same period, primarily attributed to capitalized lease obligations and amounts payable to affiliates, amounted to $2.7 million.

Net Loss.

The net loss for the six months ended June 30, 2000 was $65.7 million, or $0.78 basic and diluted loss per share.

LIQUIDITY AND CAPITAL RESOURCES

We generated negative cash flows from operations of $31.9 million for the six months ended June 30, 2000. For the six months ended June 30, 1999, we generated negative operating cash flows of $12.3 million.

Net cash used in investing activities was approximately $85.5 million, which primarily reflects the purchase of the Bridge Internet protocol network and other property and equipment not financed. We obtained funds through issuances of equity securities and customer receipts, including receipts from Bridge. During the six month period, we increased our net outstanding advances from Bridge by approximately $.3 million.

Our capital expenditures, including the purchase of the Bridge IP network, totaled approximately $244 million in the six month period, including approximately $158.3 million that has been financed under existing or pending financing arrangements. We expect to incur capital expenditures of approximately $60 million for the remainder of 2000 as we build out colocation facilities, deploy ATM devices and expand our network to 20 new cities. On February 18, 2000, we acquired Bridge's Internet protocol network assets for total consideration of approximately $77 million. Of this amount, $25 million was paid by entering into a capital lease obligation with Bridge. At the request of a lender, approximately $2.5 million of the capitalized principal obligation was paid in March 2000. The remaining purchase price of $52 million was paid with a portion of the net proceeds from the initial public offering of our common stock. We also paid to Bridge, out of the offering proceeds, approximately $69 million as a preferential distribution.

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

In addition to acquiring the Internet protocol Network, we have acquired approximately $145 million in network equipment through a combination of financing and purchases during the first six months of 2000. We have also incurred approximately $22 million in costs in 2000 related to data center construction.

We have arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time. Our aggregate minimum spending level is approximately $28 million in 2000. In specific instances, we are able to choose among a variety of communications services offered to meet these spending minimums. We are currently exceeding all of our minimum spending requirements and expect to continue to do so as our network requirements expand. However, if our network requirements were to decrease, we could be obligated to make payments to these suppliers for services we do not need.

On June 30, 2000, the Company entered into a term loan facility for the financing of approximately $38 million of network equipment and services. As of June 30, 2000, the Company has not drawn on the financing arrangement, but has recorded approximately $28 million of this equipment on its balance sheet. Of the $28 million that has been recorded, approximately $6 million has been previously paid for by the Company, with the remaining $22 million recorded in accounts payable. In July 2000, the Company drew approximately $28 million under this term loan facility, which will be recorded as notes payable, payable in eight equal quarterly installments commencing on June 30, 2001, bearing interest at a variable market-based rate.

On June 30, 2000, SAVVIS executed an agreement to acquire $30 million of telecommunications equipment and related services with a vendor. Upon execution, the Company took delivery of certain equipment and paid approximately $5 million to the vendor. Of the remaining $25 million, approximately $16.5 million has been financed by the vendor over six years at 11% interest, with payments commencing in the third quarter of 2000. The remaining $8.5 million has been recorded in other accrued liabilities due over the next twelve months.

Although we plan to invest significantly in equipment and in network expansion, except as described in the preceding paragraphs, we have no material commitments for such items at this time. As we expand our network, increase our employee base to support our expanded operations and invest in our marketing and sales organizations, we expect to have significant cash requirements for the foreseeable future.

We believe that the net proceeds of the initial public offering will allow us to continue in business as a going concern and will be sufficient to fund our operating and capital needs through 2000. We are currently in discussions with a number of vendors to obtain vendor financing for network equipment purchases and with a number of institutions for the financing of our data centers. We will need to raise a significant amount of capital to fund our capital expenditures, operating deficits, working capital needs and debt service requirements after 2000. We intend to seek equity or debt financing from external sources to meet our cash needs after 2000. We cannot assure you that such additional funding will be available on terms satisfactory to us or at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures relate to changes in interest rates. Following the purchase of Bridge's global Internet protocol network assets in February 2000, we have begun to expand our business internationally, and as a result, we are also exposed to changes in foreign currency exchange rates.

Our financial instruments that are sensitive to changes in interest rates are our borrowings from Bridge, all of which were entered into for other than trading purposes, are denominated in U.S. Dollars, and bear interest at a fixed rate of 8%. Because the interest rate on these advances is fixed, changes in interest rates will not directly impact our cash flows. As of June 30, 2000, the aggregate fair value of our borrowings approximated their carrying value.

Prior to our purchase of the network assets from Bridge, changes in foreign exchange rates did not impact our results of operations. For the quarter ended June 30, 2000, 32% of our service revenue from Bridge was derived from operations outside the United States, and approximately 25% of our total direct costs incurred were outside the United States. We expect these percentages to remain relatively constant in the periods ahead. Because our foreign revenue closely matched our foreign costs, changes in foreign exchange rates did not have a material impact on our results of operations in this quarter. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not currently involved in any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Between April 1, 2000 and June 30, 2000, we granted options to purchase 169,000 shares of our common stock to a total of 36 of our employees, each at an exercise price of $13.875 per share, and options to purchase 133,000 shares to 127 employees each at an exercise price of $14.9375 per share. All of these options were granted pursuant to our 1999 Incentive Stock Option Plan. These issuances were effected in transactions not subject to the registration requirements of the Securities Act of 1933, and these transactions were effected without the use of an underwriter.

During the quarter ended June 30, 2000, proceeds of approximately $21,000 were generated from the exercise of options for 41,219 shares of our common stock. There were no significant expenses, underwriting discounts or commissions attributable to these proceeds. We used the proceeds for general working capital expenses incurred in the ordinary course of business. These options had been granted under our 1999 Incentive Stock Option Plan. We issued the shares in reliance on the exemption from registration provided by Rule 701 under the Securities Act of 1933.

The Form S-1 relating to the initial public offering of 14,875,000 shares of our common stock was declared effective by the SEC on February 14, 2000. We have used approximately $127 million from the net proceeds of $333 million of our initial public offering for payment to Bridge for the purchase of the network and the preferential distribution and to reduce indebtedness to Bridge. $7 million was used for the purchase of the unlimited software licenses (see Note 6 to the unaudited Consolidated Financial Statements), and approximately $100 million was used for general working capital purposes and network expansion.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

EXHIBIT INDEX

NUMBER    EXHIBIT DESCRIPTION
3.1*      Amended and Restated Certificate of Incorporation  of  the  Registrant
3.2*      Certificate of Amendment to Amended and Restated Certificate of
            Incorporation of the Registrant
3.3*      Amended and Restated Bylaws of the Registrant
4.1*      Form of Common Stock Certificate
10.1      Credit  Agreement,  dated as of June 30,  2000,  by and among   SAVVIS
            Communications  Corporation,   a   Delaware   corporation,    SAVVIS
            Communications Corporation,  a  Missouri  corporation,   and  Nortel
            Networks Inc.
10.2      Pledge  Agreement,  dated as of June 30, 2000,  by and between  SAVVIS
            Communications  Corporation, a  Delaware  corporation,   and  Nortel
            Networks Inc.
10.3      Security  Agreement,  dated as of June 30, 2000, by and between SAVVIS
            Communications  Corporation,  a  Missouri corporation,  and   Nortel
            Networks Inc.
10.4      Guaranty  Agreement,  dated as of June 30,  2000,  delivered by Global
            Networks Assets, LLC to and in favor of Nortel Networks Inc.
10.5      Guaranty  Agreement,  dated as of June 30,  2000,  delivered by SAVVIS
            Communications International, Inc.  to  and  in  favor   of   Nortel
            Networks Inc.
11.1      Calculation of Basic and Diluted per share and weighted average shares used in EPS calculation for the three months ended June 30, 2000
11.2      Calculation of Basic and Diluted per share and weighted average shares used in EPS  calculation  for the six months  ended June 30, 2000
27.1      Financial Data Schedule for the three- and  six-months  ended June 30,
            2000.

----
* Incorporated by reference to the same numbered exhibit to SAVVIS' Registration Statement on Form S-1, as amended (File No. 333-90881).

(b) Reports on Form 8-K.

 None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2000                               SAVVIS Communications Corporation
---------------

    Date                                      By: /s/  Robert McCormick
                                                  ------------------------------
                                                  Robert McCormick
                                                  Chief Executive Officer

August 14, 2000                               By: /s/  David J. Frear
---------------                                   ------------------------------
    Date                                          David J. Frear
                                                  EVP & Chief Financial Officer