Form 10-Q
period 2000-09-30
SAVVIS COMMUNICATIONS CORP
filed 2000-11-14
CIK 1058444

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000, OR

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

                COMMON STOCK, $.01 PAR VALUE - 93,742,687 SHARES
                       OUTSTANDING AS OF NOVEMBER 6, 2000
   (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
               OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

                    The Index of Exhibits appears on page 19.

                        SAVVIS Communications Corporation

                                TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION                                                               Page
                                                                                                ----
  Item 1.   Financial Statements:

            Consolidated Balance Sheets as of December 31, 1999 and September 30, 2000...         3

            Consolidated  Statements of Operations for the three and nine months ended  September 30, 2000,  the period January 1, 1999 to April 6,
              1999 and the period April 7 1999 to September 30, 1999....................          4

            Consolidated  Statements  of Cash  Flows for the nine  months  ended
              September  30, 2000,  the period  January 1, 1999 to April 6, 1999 and
              the period April 7, 1999 to September 30, 1999............................          5

            Consolidated Statement of Changes in Stockholders Equity
              for the nine months ended September 30, 2000 .............................          6

            Notes to Consolidated Financial Statements..................................          7

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................................         12

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk..................         19

PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings...........................................................         20

  Item 2.   Changes in Securities and Use of Proceeds...................................         20

  Item 6.   Exhibits and Reports on Form 8-K............................................         21

Signatures..............................................................................         22

Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        SAVVIS Communications Corporation
                           CONSOLIDATED BALANCE SHEETS
                           (U.S. Dollars in Thousands)

                                                                                           DECEMBER 31,   SEPTEMBER 30,
                                                                                              1999            2000
                                                                                           ------------    ----------
                                                                                                           (Unaudited)
                                     ASSETS
 CURRENT ASSETS
 Cash and cash equivalents ............................................................... $    2,867        $  73,003
 Restricted cash .........................................................................         --            5,137
 Accounts receivable from an affiliate ...................................................         --           32,064
 Trade accounts receivable, less allowance for doubtful accounts
   of $375 in 1999 and $500 in 2000 ......................................................      2,271            6,423
 Prepaid expenses ........................................................................        503            1,136
 Other current assets ....................................................................         88            1,031
                                                                                            ---------        ---------
   Total current assets ..................................................................      5,729          118,794
PROPERTY PLANT AND EQUIPMENT -- Net ......................................................      5,560          281,586
GOODWILL AND INTANGIBLE ASSETS -- Net of accumulated amortization
 of $12,217 in 1999 and $21,833 in 2000 ..................................................     26,250           16,754
OTHER NON-CURRENT ASSETS .................................................................      1,757           25,556
                                                                                            ---------        ---------
TOTAL ....................................................................................  $  39,296        $ 442,690
                                                                                            =========        =========

                      LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
 Accounts payable ........................................................................  $   5,093        $  86,170
 Accrued compensation payable ............................................................      1,928            4,008
 Due to an affiliate......................................................................     24,065           22,492
 Current portion of capital lease obligations ............................................      2,462           24,355
 Other accrued liabilities ...............................................................      5,083           22,057
                                                                                            ---------        ---------
   Total current liabilities .............................................................     38,631          159,082
                                                                                            ---------        ---------
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION ..........................................      3,431           45,254

NOTES PAYABLE, LESS CURRENT PORTION ......................................................         --           71,129

OTHER ACCRUED LIABILITIES  ...............................................................         --              128
                                                                                            ---------        ---------
Total Liabilities ........................................................................     42,062          275,593

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' (DEFICIT) EQUITY:
 Preferred stock; 50,000,000 authorized, none issued and outstanding.....................          --              --
 Common stock; $.01 par value, 250,000,000 authorized,
   77,210,286 issued and outstanding in 1999 and
   93,770,367 issued and 93,738,429 outstanding in 2000 ..................................        772              938
 Additional paid-in capital ..............................................................     84,973          373,537
 Accumulated deficit .....................................................................    (38,617)        (151,736)
 Deferred compensation ...................................................................    (49,894)         (55,569)
 Accumulated other comprehensive income:
   Cumulative foreign currency translation adjustment ....................................         --              (57)
 Treasury stock at cost; 0 shares in 1999 and 31,938 shares in 2000  .....................         --              (16)
                                                                                            ---------        ---------
Total stockholders' (deficit) equity .....................................................     (2,766)         167,097
                                                                                            ---------        ---------
TOTAL ....................................................................................  $  39,296        $ 442,690
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

                        SAVVIS Communications Corporation
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (U.S. Dollars in Thousands)
                                   (Unaudited)

                                                                                     Period from     Period from     Nine Months
                                                           Three Months Ended       January 1 to      April 7 to       Ended
                                                              September 30,            April 6,      September 30   September 30,
                                                     ---------------------------    --------------   -------------   ------------
                                                         1999          2000             1999             1999            2000
                                                     ------------- -------------    --------------   -------------   ------------
                                                     (Successor)   (Successor)      (Predecessor)    (Successor)     (Successor)
REVENUES:
   Managed data networks (including $43,649
     for the three months ended September 30, 2000
     and $103,439 for the nine months ended September
     30, 2000 from an affiliate) ..................   $         --   $   44,151      $          --    $        --   $    104,096
   Internet access (including $501 for the three
     months ended September 30, 2000 and $758 for
     the nine months ended September 30, 2000,
     respectively, from an affiliate)..............          5,993        8,794              5,303          11,492        23,456
   Installation & other ...........................            286          699                137             700         1,894
                                                     ------------- -------------    --------------   -------------   ------------

        Total revenue .............................          6,279       53,644              5,440          12,192       129,446
                                                     ------------- -------------    --------------   -------------   ------------

DIRECT COSTS AND OPERATING EXPENSES:
   Data communications and operations
     (excluding $.5 million and $1.4 million
     of equity-based compensation for the
     three and nine month periods in
     2000, respectively) ..........................          6,739       62,723              6,371          12,979        147,459
  Sales and marketing (excluding $1.6
     million and $4.5 million of equity-based
     compensation for the three and nine month
     periods in 2000, respectively) ...............          3,250        8,610              2,618           6,267         23,749
  General and administrative (excluding
     $2.2 million and $6.6 million in
     equity-based compensation for the
     three and nine month periods in 2000,
     respectively) ................................          2,440        7,047              2,191           4,991         17,054
  Depreciation and amortization ...................          5,007       17,341                817           9,747         41,767
  Impairment of assets ............................            --           --               1,383             --             --
  Non-cash compensation ...........................            --         4,275                --              --          12,450
                                                     ------------- -------------    --------------   -------------   ------------

        Total direct costs and operating expenses..         17,436       99,996             13,380          33,984        242,479
                                                     ------------- -------------     --------------   -------------   ------------

LOSS FROM OPERATIONS ..............................        (11,157)     (46,352)            (7,940)        (21,792)      (113,033)

NONOPERATING INCOME (EXPENSE):
     Interest income ..............................             12        1,730                 23              27          5,449
     Interest expense .............................           (491)      (2,825)              (158)           (809)        (5,535)
                                                     ------------- -------------     --------------   -------------   ------------

        Total nonoperating income (expense) .......           (479)      (1,095)              (135)           (782)           (86)

LOSS BEFORE INCOME TAXES ..........................        (11,636)     (47,447)            (8,075)        (22,574)      (113,119)

INCOME TAXES ......................................            --            --               --               --             --
                                                       ------------  -----------      -------------   -------------    -----------

NET LOSS ..........................................    $   (11,636)  $  (47,447)       $    (8,075)    $   (22,574)   $   (113,119)
                                                       ============  ============     =============   =============    ============

PREFERRED STOCK DIVIDENDS .........................             --           --               (706)             --              --
AMORTIZATION OF DEFERRED FINANCING COSTS
     AND DISCOUNT ON PREFERRED STOCK ..............             --           --               (244)             --              --
                                                      ------------- -------------    --------------   -------------   ------------
NET LOSS ATTRIBUTABLE TO COMMON
     STOCKHOLDERS .................................    $   (11,636)  $  (47,447)     $     (9,025)    $   (22,574)     $  (113,119)
                                                      ============= =============    ==============   =============    ============
BASIC AND DILUTED LOSS PER COMMON SHARE ...........    $     (0.16)  $    (0.53)     $      (0.14)    $     (0.31)     $     (1.31)
                                                      ============= =============    ==============   =============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING ...............     72,000,000   89,301,053         66,018,388     72,000,000       86,316,703
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

                        SAVVIS Communications Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. Dollars in Thousands)
                                   (Unaudited)

                                                                   Period from       Period from       Nine Months
                                                                   January 1 to       April 7 to          Ended
                                                                     April 6,        September 30,    September 30,
                                                                       1999              1999             2000
                                                                  ----------------  ---------------  -------------
                                                                   (Predecessor)     (Successor)       (Successor)
OPERATING ACTIVITIES:
    Net loss ..................................................       $   (8,075)     $   (22,574)      $(113,119)
    Reconciliation of net loss to net cash used in operating
     activities:
            Depreciation and amortization .....................              817            9,747          41,767
            Impairment of fixed assets ........................            1,383               --              --
            Compensation expense relating to the
              issuance of options and restricted stock ........               78               --          12,450
    Net changes in operating assets and liabilities:
            Accounts receivable (including from an affiliate)..              (17)             560         (55,656)
            Other current assets ..............................              (18)               4            (943)
            Other assets ......................................             (156)            (152)        (18,153)
            Prepaid expenses ..................................              (51)            (307)           (634)
            Accounts payable ..................................             (127)             718          21,972
            Deferred revenue ..................................               52             (119)             --
            Other accrued liabilities (including amounts
              due to an affiliate).............................              (71)           2,898          41,333
                                                                  ----------------  ---------------   ------------
    Net cash used in operating activities .....................           (6,185)          (9,225)        (70,983)
                                                                  ----------------  ---------------   ------------

INVESTING ACTIVITIES:
    Capital expenditures ......................................             (275)            (855)       (131,304)
                                                                  ----------------  ---------------   ------------
    Net cash used in investing activities .....................             (275)            (855)       (131,304)
                                                                  ----------------  ---------------   ------------

FINANCING ACTIVITIES:
    Purchase of treasury stock ................................               --               --             (16)
    Exercise of stock options .................................               28               --             466
    Issuance of common stock ..................................               --               --         333,364
    Principal payments under capital lease obligations ........             (182)            (381)        (11,766)
    Proceeds from borrowings from an affiliate ................            4,700           11,850           1,300
    Proceeds from vendor financing ............................               --               --          28,924
    Repayment of borrowings from an affiliate .................               --               --          (5,585)
    Preferential distribution to an affiliate .................               --               --         (68,991)
    Funding of letter of credit facilities (restricted) .......               --               --          (5,137)
    Principal payments on borrowings from bank ................              (13)              --              --
                                                                  ----------------  ---------------   ------------
      Net cash provided by financing activities ...............            4,533           11,469         272,559
                                                                  ----------------  ---------------   ------------

Net effect of changes in exchange rates on cash and equivalents               --               --            (136)
                                                                  ----------------  ---------------   ------------
NET INCREASE(DECREASE)IN CASH
    AND CASH EQUIVALENTS ......................................           (1,927)           1,389          70,136

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................            2,521              594           2,867
                                                                ----------------  ---------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ......................        $     594        $   1,983     $    73,003
                                                                ================  ===============    =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Debt incurred under capital lease obligations .............        $   2,634        $   1,153     $    76,501
    Debt incurred in equipment acquisition ....................               --               --          71,129
    Capital expenditures accrued and unpaid ...................               --               --          59,106
    Netting of amounts due to/from an affiliate ...............               --               --          19,439
    Stock issued in payment of obligations ....................               --               --           5,766
    Preferred stock dividends .................................              706               --              --
    Amortization of deferred financing costs...................               76               --              --
    Accretion of preferred stock discount .....................              168               --              --

SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION:
    Cash paid for interest ....................................         $     99         $    267         $ 3,942

The accompanying notes are an integral part of these consolidated financial statements.

                        SAVVIS Communications Corporation
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                           (U.S. Dollars in Thousands)
                                   (Unaudited)


                                     Number of Shares
                                  ----------------------
                                    Common     Treasury
                                     Stock       Stock
                                  -----------  ---------
BALANCE, JANUARY 1, 2000          77,210,286        --

Issuance of common stock in
 initial public offering          14,875,000        --

Issuance of common stock upon
 exercise of stock options           935,081        --

Issuance of common stock in
 payment of obligations              750,000        --

Issuance of stock options and
 restricted stock                         --        --

Recognition of deferred

 compensation cost                        --        --

Purchase of shares for treasury           --   (31,938)

Foreign currency translation

 adjustment                               --        --

Preferential distribution to

 an affiliate                             --        --

Net loss                                  --        --
                                  ----------   --------

BALANCE, SEPTEMBER 30, 2000       93,770,367   (31,938)
                                  ----------   --------



                                                                      Amounts
                                ----------------------------------------------------------------------------------------
                                               Additional
                                Common          Paid-In       Foreign       Deferred    Accumulated   Treasury
                                Stock           Capital      Currency     Compensation    Deficit       Stock       Total
                                ------         -----------   ---------    ------------  ------------  --------      -----
BALANCE, JANUARY 1, 2000         $772          $ 84,973            --        $(49,894)     $(38,617)    $ --      $ (2,766)

Issuance of common stock in
 initial public offering          149           333,216            --              --            --       --       333,365

Issuance of common stock upon
 exercise of stock options          9               457            --              --            --       --           466

Issuance of common stock in
 payment of obligations             8             5,758            --              --            --       --         5,766

Issuance of stock options
 and restricted stock              --            18,125            --         (18,125)           --       --            --

Recognition of deferred
 compensation cost                 --                --            --          12,450            --       --        12,450

Purchase of shares for treasury    --                --            --              --            --      (16)          (16)

Foreign currency translation
 adjustment                        --                --           (57)             --            --       --           (57)

Preferential distribution to
 affiliate                         --           (68,992)           --              --            --       --       (68,992)

Net loss                           --                --            --              --      (113,119)      --      (113,119)
                                 ----          --------        -------       --------      --------     ----       -------

BALANCE, SEPTEMBER 30, 2000      $938          $373,537        $  (57)       $(55,569)    $(151,736)    $(16)     $167,097
                                 ----          --------        -------       --------      --------     ----       -------

The accompanying notes are an integral part of these consolidated financial statements.

                        SAVVIS Communications Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (U.S. Dollars in thousands)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The acquisition by Bridge Information Systems, Inc. ("Bridge") of SAVVIS Communications Corporation on April 7, 1999 resulted in the Company reporting in its 1999 Annual Report on Form 10-K (the "Annual Report") and in its Registration Statement on Form S-1 (File No. 333-90881), as amended (the "Form S-1"), results of operations for the period January 1, 1999 through April 6, 1999 as the "Predecessor" period, due to a change in the basis of accounting upon the acquisition by Bridge. The Statements of Operations for this period included in the nine-month reporting period in 1999 were identical to the results of operations for the period January 1, 1999 through March 31, 1999 and April 1, 1999 to September 30, 1999.

These consolidated financial statements for the three- and nine-month periods ended September 30, 2000 and 1999 and the related footnote information are unaudited and have been prepared under the rules and regulations of the Securities and Exchange Commission and on a basis substantially consistent with the audited consolidated financial statements of SAVVIS Communications Corporation and its subsidiaries (collectively, "SAVVIS" or the "Company") as of and for the period ended December 31, 1999 included in the Company's Annual Report as filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company included in the Annual Report. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at September 30, 2000 and the results of its operations for the three- and nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine-month periods ended September 30, 2000 and 1999. The results of operations for the three-month period ended September 30, 2000 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2000.

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

OFFSETTING - From time to time, the Company, as a result of the application of rights of offset, will net certain trade liabilities to Bridge with the Accounts Receivable for network services from Bridge.

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

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB
Opinion No. 25," which clarifies the application of APB Opinion No. 25 for certain issues including: (1) the defining of an employee for purposes of applying APB Opinion No. 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequences of various modifications to the terms of a previously fixed stock option or award and (4) the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000. The adoption of this interpretation has not had a material impact on our financial position or results of operations.

NOTE 2 - ORGANIZATION

On April 7, 1999 (the "acquisition date"), the Company was acquired by a wholly-owned subsidiary of Bridge in an all stock transaction that was accounted for as a "purchase transaction" under Accounting Principles Board Opinion No. 16.

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

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), defined as net income (loss) plus all other changes (cumulative foreign currency translation adjustment) in equity from nonowner sources, was $(47.4) million and $(113.1) million for the three- and nine-months months ended September 30, 2000. During 1999 there were no items of other comprehensive income (loss).

NOTE 4 - CASH AND CASH EQUIVALANTS

Cash and cash equivalents include cash on hand and money market investments.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:


                                                     December 31,     September 30,
                                                         1999             2000
                                                         ----             ----
Computer equipment .............................     $     801       $     1,931
Communications equipment .......................         1,057           207,244
Purchased software .............................           107               338
Furniture and fixtures .........................           322             2,485
Leasehold improvements .........................           382             1,655
Construction in progress .......................            --            45,261
Equipment under capital lease
  obligations ..................................         5,089            56,940
                                                         -----            ------

                                                         7,758           315,854

    Less accumulated depreciation and
      amortization .............................        (2,198)          (34,268)
                                                        -------          --------

                                                      $  5,560         $ 281,586
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

On September 26, 2000, SAVVIS entered into two thirty-nine month lease agreements to finance a total of approximately $14 million in equipment necessary for the network expansion. Payments under the leases are zero for months one to three, and will be approximately $.1 million in months three to six, and $.5 million in months seven to thirty-nine.

In August 2000, the Company entered into a 20-year agreement with Kiel Center Partners, L.P. ("KCP") pursuant to which it acquired the naming rights to an arena in St. Louis, Missouri. Total consideration for these rights amounts to $72 million, including 750,000 shares of its common stock issued by the Company to KCP. A charge to earnings will be taken quarterly over the term of the agreement.

On June 30, 2000,  the Company  entered into a Global  Purchase  Agreement  (the
"Global Purchase Agreement") with Nortel Networks, Inc. ("Nortel"). This agreement calls for the Company to purchase and take delivery of products and services from Nortel in the amount of $155 million from the date of the agreement through December 31, 2003. These products and services are to be financed by Nortel pursuant to a credit agreement.

Concurrent with the execution of the Global Purchase Agreement, on June 30, 2000, the Company entered into a credit agreement with Nortel Networks Inc. ("Nortel") for the financing of approximately $38 million of network equipment and services. On September 5, 2000, this credit agreement was amended and restated, resulting in an increase to a $235 million advancing term loan facility (the "Term Loan") for the purpose of financing a portion of the Company's costs to purchase network equipment and installation services from Nortel and to pay certain third-party expenses. As of September 30, 2000, the Company has drawn approximately $45 million under this financing arrangement for the purchase of equipment and services and other third-party costs. Amounts drawn under this term loan facility have been recorded in notes payable, due in twenty equal quarterly installments commencing on September 30, 2003, bearing interest at a variable market-based rate.

On August 2, 2000, the Company entered into two agreements with Level 3 Communications, LLC ("Level 3"). These agreements grant to SAVVIS exclusive indefeasible rights of use ("IRU") in certain segments of a multi-conduit fiber optic communications system being constructed by Level 3. The term of each agreement is for a 20-year period beginning with the acceptance of a segment and payment by SAVVIS of the segment IRU fee. The agreements stipulate payments to Level 3 totaling approximately $36.2 million. As of September 30, the Company has paid to Level 3 approximately $9.7 million pursuant to these agreements, which amounts were funded by drawings on the Term Loan.

On June 30, 2000, SAVVIS executed an agreement to acquire approximately $30 million of telecommunications equipment and related services with Winstar Wireless, Inc. ("Winstar"). Upon execution, the Company took delivery of certain equipment and paid approximately $5 million to Winstar. Of the remaining $25 million, approximately $16.5 million has been financed by Winstar over six years at 11% interest, with payments commencing in the third quarter of 2000. The remaining balance of $8.2 million has been recorded in other accrued liabilities, due over the next twelve months. On September 29, 2000, the Company executed an additional agreement with Winstar to acquire $10 million in telecommunications equipment. The agreement calls for a down payment of $1.5 million, which was paid by SAVVIS in early October. The remaining $8.5 million has also been financed by Winstar over six years at 11% interest, with payments commencing in the fourth quarter of 2000.

On March 31, 2000, the Company entered into a three-year software licensing agreement with a vendor for the acquisition of unlimited software licenses for certain customer applications over the global network. The agreement called for payments totaling $9 million through September 30, 2000 with the balance of $1.3 million due in December 2000. In addition, the Company will pay $1 million annually in years two and three of the agreement for a maintenance contract in support of the software licenses.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

In connection with Bridge's acquisition of the Company and through the date of our initial public offering as discussed in Note 2, Bridge funded the Company's operations. At December 31, 1999 and September 30, 2000, the Company had amounts payable to Bridge of $24.1 million and $22.5 million, respectively, including accrued interest at 8%.

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

In connection with the principal agreements entered into effective February 18, 2000, between the Company and Bridge, related to the network acquisition by the Company, SAVVIS generated revenues for network services rendered to Bridge amounting to $103.4 million for the period February 18 to September 30, 2000. As of September 30, 2000, SAVVIS' accounts receivable from Bridge approximated $32.1 million under the Network Services Agreement. This amount is net of approximately $19.4 million in liabilities through September 30, 2000 SAVVIS owed to Bridge under the Technical Services Agreement, Administrative Services Agreement, for certain employee benefit payments paid by Bridge, and for telecommunication charges relating to the global IP network that were paid by Bridge. These amounts due from SAVVIS to Bridge were all subject to the right of offset against amounts due to Bridge from SAVVIS.

NOTE 9 -INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

The Company's  operations are organized into three geographic operating segments
- Americas, Europe and Asia. The Company evaluates the performance of its segments and allocates resources to them based on revenue and adjusted EBITDA, which is defined as the respective consolidated loss before interest, taxes, depreciation, amortization and non-cash compensation charges. Financial information for the Company's geographic segments for the three- and nine-month periods ended September 30, 2000 is presented below. In 1999, the Company had one operating segment - the Americas.

                            Americas      Europe      Asia      Eliminations    Total
                            --------      ------      -----     ------------    -----
  Three months ended September 30, 2000:


   Revenue ............   $  42,171    $   6,947    $   4,526   $      --    $  53,644
   Adjusted EBITDA ....     (23,863)        (836)         (37)         --      (24,736)
   Assets .............     441,018        7,672        1,894      (7,894)     442,690
   Capital Expenditures      64,319           --           --          --       64,319


                            Americas      Europe      Asia      Eliminations    Total
                            --------      ------      -----     ------------    -----

  Nine months ended September 30, 2000:

   Revenue ............   $ 102,477   $   16,447    $  10,522   $      --    $ 129,446
   Adjusted EBITDA ....     (57,279)      (1,501)         (36)         --      (58,816)
   Assets .............     441,018        7,672        1,894      (7,894)     442,690
   Capital Expenditures     293,695        7,896        6,505          --      308,096


Adjusted EBITDA for all reportable segments differs from the consolidated loss before income taxes reported in the consolidated statement of operations as follows:

                                                     Three months ended       Nine months ended
                                                     September 30, 2000       September 30, 2000
                                                        -------------           -------------


    Adjusted EBITDA                                        $  (24,736)            $ (58,816)
    Plus adjustments as follows:
      Depreciation and amortization                           (17,341)              (41,767)
      Interest, net                                            (1,095)                  (86)
      Non-cash compensation                                    (4,275)              (12,450)
                                                               -------              -------

    Consolidated loss before income taxes                  $  (47,447)            $(113,119)
                                                           ===========            =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH (1) OUR ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, AND
(2) OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS, NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1999 INCLUDED IN OUR ANNUAL REPORT FOR SUCH PERIOD AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE RESULTS SHOWN HEREIN ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED IN ANY FUTURE PERIODS. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) BASED ON CURRENT EXPECTATIONS WHICH INVOLVE RISKS AND
UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS. FOR A DISCUSSION OF THE MATERIAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, YOU SHOULD READ "RISK FACTORS" INCLUDED IN PART I, ITEM 1 OF OUR 1999 ANNUAL REPORT ON FORM 10-K.

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

We began commercial operations in 1996, offering Internet access services to local and regional Internet service providers. Our customer base has grown from 15 customers at the end of 1996 to 1,896 at September 30, 2000.

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

On September 10, 1999, Bridge sold in a private placement approximately 25% of its equity ownership in SAVVIS to the existing stockholders of Bridge, at which time Welsh Carson purchased from Bridge a 12% interest in SAVVIS. On February 28, 2000, Bridge completed the sale of an additional 6,250,000 shares of SAVVIS common stock to Welsh Carson Anderson & Stowe ("Welsh Carson"). Bridge and Welsh Carson now own approximately 48% and 16% of SAVVIS' common stock, respectively.

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

Bridge has agreed to provide to us various services, including technical support, customer support and project management in the areas of installation, provisioning, help desk, and repair and maintenance. In addition, Bridge has agreed to provide to us additional administrative and operational services, such as payroll and accounting functions, benefit management and office space, until we develop the capabilities to perform these services ourselves. We expect to develop many of these capabilities by the end of 2000 and in the first quarter of 2001.

Our revenue is derived primarily from the sale of data networking (principally to Bridge), Internet access and hosting services. Assuming we had received the minimum revenues under the network services agreement for the first year of the agreement in 1999, Bridge would have represented approximately 83% of our 1999 revenues. Bridge has informed us that it expects to convert its remaining customers to the Internet protocol network over the next three years. We expect that, to the extent these customers are converted, Bridge will order additional services from us under the network services agreement. We cannot assure you that any of these customers will be converted or as to when any conversions will be completed.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-Q does not reflect our future results of operations, financial position and cash flows. Our results of operations, financial position and cash flows subsequent to the purchase of Bridge's network and the execution of the related agreements is not comparable to prior periods. The acquisition by Bridge of SAVVIS on April 7, 1999 resulted in the Company reporting in its 1999 Annual Report and in its Form S-1 results of operations for the period January 1, 1999 through April 6, 1999 as the "Predecessor" period, due to a change in the basis of accounting upon the acquisition by Bridge. The Statements of Operations included in the nine-month reporting period in 1999 were identical to the reported results of operations for the period January 1, 1999 through March 31, 1999 and the period April 1, 1999 through September 30 1999.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenue.

Revenue was $53.6 million for the three months ended September 30, 2000, an increase of $47.4 million or 754%, from $6.3 million for the three months ended September 30, 1999. The revenue growth resulting from the initiation of managed data network services, under the Bridge network services agreement entered into on February 18, 2000, accounted for $43.6 million of the increase. Internet access revenues increased 47% to $8.8 million in the third quarter of 2000, compared to $6.0 million for the comparable period in 1999. These increases were driven by an increase in active customer circuits of 204% to approximately 2,500 as of September 30, 2000 from approximately 800 as of the end of the third quarter in 1999. Other revenues, consisting of installation and equipment sales, increased from $.3 million in 1999 to $.7 million for the third quarter of 2000.

Data Communications and Operations.

Data communications and operations expenses consist primarily of leased routers and switches, leased long distance and local circuit costs, leased colocation space, installed local access lines at customer sites, as well as related operating expenses such as repairs and maintenance associated with network operations, customer support and field service, and engineering personnel costs. Data communications and operations expenses were $62.7 million for the quarter ended September 30, 2000; an increase of $56.0 million from $6.7 million for the three months ended September 30, 1999. The increase in expenses related principally to the costs incurred by SAVVIS to operate the newly-acquired Internet protocol network (from Bridge) since February 18, 2000 and other increases in the number of leased long distance, dedicated customer and dial-up circuits to support the increased customer circuits in operation.

Sales and Marketing.

Sales and Marketing expenses consist of personnel and related sales commission costs, advertising and direct marketing, and travel. Sales and marketing expenses were $8.6 million for the three months ended September 30, 2000, up 165% or $5.4 million as compared to the third quarter of 1999. This increase is principally attributed to personnel related costs and sales commissions of $3.2 million associated with the growth in sales and marketing staff and a $1.5 million increase in expenditures on advertising and marketing initiatives.

General and Administrative.

General and administrative expenses consist primarily of compensation and occupancy costs for executive, financial, legal, tax and support personnel, travel, and bad debt costs. General and administrative expenses amounted to $7.0 million for the three months ended September 30, 2000 and $2.4 million for the three months ended September 30, 1999, an increase of $4.6 million or 189%. This increase resulted from increased occupancy costs of $1.0 million related to the Company's move to its new headquarters during the second quarter of 2000, increased personnel costs of $1.4 million to support the expansion of the customer base and the overall growth of the business, an increase of $.4 million in services provided by Bridge under the Administrative Services agreement, an increase of $.3 million for professional audit, tax, legal and consulting services, and an increase of $.3 million in insurance expense. Bad debt expense amounted to $.5 million in 2000 versus $.2 million for the three months ended September 30, 1999.

Non-cash Compensation.

Non-cash compensation amounting to $4.3 million represents the amortization charge to earnings in the quarter ended September 30, 2000 for the difference between the imputed fair market value of our common stock and the exercise price for options granted on various dates in early 2000 and late 1999.

Depreciation and Amortization.

Depreciation and amortization expense was $17.3 million for the three months ended September 30, 2000, an increase of $12.3 million from the three months ended September 30, 1999. This increase resulted primarily from $13.4 million of depreciation on the network acquired from Bridge on February 18, 2000 and subsequent network equipment acquisitions.

Interest.

Interest income from the investment of the initial public offering proceeds amounted to $1.7 million in the quarter ended September 30, 2000, an increase of $1.7 million from the three months ended September 30, 1999. Interest expense for the quarter ended September 30, 2000 amounted to $2.8 million, an increase of $2.3 million from the comparable period in 1999. This increase is attributable to interest expense on capital equipment financing incurred since the acquisition of the Internet protocol network in February 2000.

Net Loss.

The net loss for the three months ended September 30, 2000 was $47.4 million, or $0.53 basic and diluted loss per share, an increase of $35.8 million from the net loss for the three months ended September 30, 1999 of $11.6 million, or $0.16 per share. The primary reasons for the increase in net loss are:

o The $13.4 million increase in depreciation and amortization expense due primarily to the acquisition of the Internet protocol network from Bridge and other network equipment.

o    A  decrease  in  gross  profit  (revenues  less  data   communications  and
     operations expenses) of $8.6 million related to expansion of our Internet protocol network.

o Increased sales and marketing expenses of $5.4 million related to growth in staff and advertising and marketing initiatives.

o Increased general and administrative expenses of $4.6 million related to growth in staff, increased occupancy, and increased professional services.

o An increase in non-cash compensation expense of $4.3 million related to the imputed fair value of stock option grants.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenue.

Revenue was $129.4 million for the nine months ended September 30, 2000, an increase of $111.8 million or 634%, from $17.6 million for the nine months ended September 30, 1999. The revenue growth resulting from the initiation of managed data network services, under the Bridge network services agreement entered into on February 18, 2000, accounted for $103.4 million of the increase. Internet access revenues increased 40% to $23.5 million in the first nine months of 2000, compared to $16.8 million for the comparable period in 1999. These increases were driven by an increase in active customer circuits of 204% to approximately 2,500 as of September 30, 2000 from 800 as of September 30, 1999. Other revenues, consisting of installation and equipment sales, increased from $.8 million in 1999 to $1.9 million in 2000.

Data Communications and Operations.

Data communications and operations expenses consist primarily of leased routers and switches, leased long distance and local circuit costs, leased colocation space, installed local access lines at customer sites, as well as related operating expenses such as repairs and maintenance associated with network operations, customer support and field service, and engineering personnel costs. Data communications and operations expenses were $147.5 million for the nine months ended September 30, 2000; an increase of $128.1 million from $19.3 million for the nine months ended September 30, 1999. The increase in expenses related principally to the costs incurred by SAVVIS to operate the Internet protocol network acquired from Bridge since February 18, 2000 and other increases in the number of leased long distance, dedicated customer and dial-up circuits to support the increased customer circuits in operation.

Sales and Marketing.

Sales and Marketing expenses consist of personnel and related sales commission costs, advertising and direct marketing, and travel. Sales and marketing expenses were $23.7 million for the nine months ended September 30, 2000, up 167% or $14.9 million as compared to the first nine months of 1999. This increase is principally attributed to personnel related costs and sales commissions of $8.5 million associated with the growth in sales and marketing staff, and a $4.5 million increase in expenditures on advertising and marketing initiatives.

General and Administrative.

General and administrative expenses consist primarily of compensation and occupancy costs for executive, financial, legal, tax and support personnel, travel, and bad debt costs. General and administrative expenses amounted to $17.1 million for the nine months ended September 30, 2000 and $7.2 million for the nine months ended September 30, 1999, an increase of $9.9 million or 137%. This increase resulted from increased personnel costs of $2.2 million to support the expansion of the customer base and the overall growth of the business, increased occupancy costs of $2.2 million related to the move to the Company's new headquarters during the second quarter, an increase of $1.9 million for professional audit, tax, legal and consulting services, an increase of $.8 million in insurance expense, an increase of $.8 million in services provided by Bridge under the Administrative Services agreement, and an increase of $.9 million in travel expense associated with the overall growth of the business. Bad debt expense amounted to $.7 million in 2000 versus $.6 million for the nine months ended September 30, 1999.

Non-cash Compensation.

Non-cash compensation amounting to $12.5 million represents the amortization charge to earnings in the nine months ended September 30, 2000 for the difference between the imputed fair market value of our common stock and the exercise price for options granted on various dates in 2000 and late 1999.

BECAUSE THE "PREDECESSOR" STATEMENT OF OPERATIONS IN 1999 IS PRESENTED ON A DIFFERENT BASIS OF ACCOUNTING, THE FOLLOWING AREAS IN THE STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 ARE NOT COMPARED:

Depreciation and Amortization.

Depreciation and amortization expense was $41.8 million for the nine months ended September 30, 2000. $32.2 million of this amount is attributed to depreciation on the network acquired on February 18, 2000 and subsequent network equipment acquisitions, and $9.6 million relates to the amortization of the goodwill associated with the mandated "push down accounting" ascribed to the Bridge acquisition of SAVVIS in April, 1999. Goodwill is being amortized over three years.

Impairment of Assets.

The asset impairment amount reported in the 1999 nine-month statement of operations related to an adjustment to the recorded value of fixed assets in the amount of $1.4 million.

Interest.

Interest income from the investment of the initial public offering proceeds amounted to $5.4 million in the nine months ended September 30, 2000. Interest expense during the same period, primarily attributable to interest expense on capital equipment financing incurred since the acquisition of the Internet protocol network in February 2000 and amounts payable to affiliates, amounted to $5.5 million.

Net Loss.

The net loss for the nine months ended September 30, 2000 was $113.1 million, or $1.31 basic and diluted loss per share.

LIQUIDITY AND CAPITAL RESOURCES

We generated negative cash flows from operations of $71.0 million for the nine months ended September 30, 2000. For the nine months ended September 30, 1999, we generated negative operating cash flows of $15.4 million.

Net cash used in investing activities for the nine months ended September 30, 2000 was approximately $131.3 million, which primarily reflects the purchase of the Bridge Internet protocol network and other property and equipment not financed. We obtained funds through issuances of equity securities and customer receipts, including receipts from Bridge. During the nine month period, we increased our outstanding advances from Bridge by $1.3 million. Additionally, for the period February 18, 2000 to September 30, 2000, the Company also incurred obligations to Bridge amounting to approximately $19.4 million, related to the payment by Bridge of certain network costs and other miscellaneous expenses on behalf of SAVVIS, as well as the provision of services under the Technical and Administrative Services agreements. These amounts owed to Bridge have been applied, pursuant to existing rights of offset, against the outstanding receivable from Bridge as of September 30, 2000.

Our capital expenditures, including the purchase of the Bridge IP network, totaled approximately $308 million in the nine month period, including approximately $206 million that has been financed under existing or pending financing arrangements. We expect to incur capital expenditures of approximately $25 million for the remainder of 2000 as we build out colocation facilities, deploy ATM devices and expand our network to new cities. On February 18, 2000, we acquired Bridge's Internet protocol network assets for total consideration of approximately $77 million. Of this amount, $25 million was paid by entering into a capital lease obligation with Bridge. At the request of a lender, approximately $2.5 million of the capitalized principal obligation was paid in March 2000. The remaining purchase price of $52 million was paid with a portion of the net proceeds from the initial public offering of our common stock. We also paid to Bridge, out of the offering proceeds, approximately $69 million as a preferential distribution.

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

In addition to acquiring the Internet protocol Network, we have acquired approximately $176 million in network equipment through a combination of financing and cash purchases during the first nine months of 2000. We have also incurred approximately $51 million in costs in 2000 related to the construction of data centers.

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

On September 26, 2000, SAVVIS entered into two thirty-nine month lease agreements to finance a total of approximately $14 million in equipment necessary for the network expansion. Payments under the leases are zero for months one to three, and will be approximately $.1 million in months three to six, and $.5 million in months seven to thirty-nine.

In August 2000, the Company entered into a 20-year agreement with Kiel Center Partners, L.P. ("KCP") pursuant to which it acquired the naming rights to an arena in St. Louis, Missouri. Total consideration for these rights amounts to $72 million, including 750,000 shares of its common stock issued by the Company to KCP. A charge to earnings will be taken quarterly over the term of the agreement.

On June 30, 2000,  the Company  entered into a Global  Purchase  Agreement  (the
"Global Purchase Agreement") with Nortel Networks, Inc. ("Nortel"). This agreement calls for the Company to purchase and take delivery of products and services from Nortel in the amount of $155 million from the date of the agreement through December 31, 2003. These products and services are to be financed by Nortel pursuant to a credit agreement.

Concurrent with the execution of the Global Purchase Agreement, on June 30, 2000, the Company entered into a credit agreement with Nortel Networks Inc. ("Nortel") for the financing of approximately $38 million of network equipment and services. On September 5, 2000, this agreement was amended and restated, resulting in an increase to a $235 million advancing term loan facility (the "Term Loan") for the purpose of financing a portion of the Company's costs to purchase network equipment and installation services from Nortel and to pay certain third-party expenses. As of September 30, 2000, the Company has drawn approximately $45 million under this financing arrangement for the purchase of equipment and services and other third-party costs. Amounts drawn under this term loan facility have been recorded in notes payable, due in twenty equal quarterly installments commencing on September 30, 2003, bearing interest at a variable market-based rate.

On August 2, 2000, the Company entered into two agreements with Level 3 Communications, LLC ("Level 3"). These agreements grant to SAVVIS exclusive indefeasible rights of use ("IRU") in certain segments of a multi-conduit fiber optic communications system being constructed by Level 3. The term of each agreement is for a 20-year period beginning with the acceptance of a segment and payment by SAVVIS of the segment IRU fee. The agreements stipulate payments to Level 3 totaling approximately $36.2 million. As of September 30, the Company has paid to Level 3 approximately $9.7 million pursuant to these agreements, which amounts were funded by drawings on the Term Loan.

On June 30, 2000, SAVVIS executed an agreement to acquire approximately $30 million of telecommunications equipment and related services with Winstar Wireless, Inc. ("Winstar"). Upon execution, the Company took delivery of certain equipment and paid approximately $5 million to Winstar. Of the remaining $25 million, approximately $16.5 million has been financed by Winstar over six years at 11% interest, with payments commencing in the third quarter of 2000. The remaining balance of $8.2 million has been recorded in other accrued liabilities, due over the next twelve months. On September 29, 2000, the Company executed an additional agreement with Winstar to acquire $10 million in telecommunications equipment. The agreement calls for a down payment of $1.5 million, which was paid by SAVVIS in early October. The remaining $8.5 million has also been financed by Wnstar over six years at 11% interest, with payments commencing in the fourth quarter of 2000.

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

We believe that the net proceeds of the initial public offering will allow us to continue in business as a going concern and will be sufficient to fund our operating and capital needs through early 2001. We are currently in discussions with a number of vendors, strategic investors, financial institutions and existing shareholders regarding debt and equity financing to meet the Company's financing requirements for 2001 and 2002. We cannot assure you that such additional funding will be available on terms satisfactory to us or at all.

On October 25, 2000, Bridge advised the Company that it had notified its lenders that it had failed to satisfy the minimum EBITDA requirement of its bank credit agreement for the third quarter of 2000. Bridge reported that this failure is the result of lower operating results since the consolidation and conversion of Dow Jones Telerate customers acquired in 1998, a write-off of aged receivables as a result of the major on-going re-engineering of their back office, and an accounting reclassification of income from sub-leases of equipment to SAVVIS entered into at the time of SAVVIS' acquisition of Bridge's global Internet protocol network assets in February 2000.

Bridge has also notified its lenders that it is in discussions with major shareholders regarding an equity investment in Bridge and would hope to negotiate a concurrent revision of their credit agreement designed to restore the company to contract compliance.

As of September 30, 2000, SAVVIS' accounts receivable from Bridge approximated $32.1 million under the Network Services Agreement. This amount is net of approximately $19.4 million in liabilities through September 30, 2000 SAVVIS owed to Bridge under the Technical Services Agreement, Administrative Services Agreement, for certain employee benefit payments paid by Bridge, and for telecommunication charges relating to the global IP network that were paid by Bridge. These amounts due from SAVVIS to Bridge were all subject to the right of offset against amounts due to Bridge from SAVVIS. Subsequent to September 30, Bridge paid an additional $20 million to SAVVIS as a further reduction in their accounts receivable balance. SAVVIS currently bills Bridge approximately $14.8 million per month under the Network Services Agreement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures relate to changes in interest rates. Following the purchase of Bridge's global Internet protocol network assets in February 2000, we have begun to expand our business internationally, and as a result, we are also exposed to changes in foreign currency exchange rates.

Our financial instruments that are sensitive to changes in interest rates are our borrowings from Bridge, all of which were entered into for other than trading purposes, are denominated in U.S. Dollars, and bear interest at a fixed rate of 8%. Because the interest rate on these advances is fixed, changes in interest rates will not directly impact our cash flows. As of September 30, 2000, the aggregate fair value of our borrowings approximated their carrying value.

Prior to our purchase of the network assets from Bridge, changes in foreign exchange rates did not impact our results of operations. For the quarter ended September 30, 2000, 39% of our service revenue from Bridge was derived from operations outside the United States, and approximately 29% of our total direct costs were incurred outside the United States. We expect these percentages to remain relatively constant in the periods ahead. Because our foreign revenue closely matched our foreign costs, changes in foreign exchange rates did not have a material impact on our results of operations in this quarter. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not currently involved in any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Between July 1, 2000 and September 30, 2000, we granted options to purchase 216,000 shares of our common stock to a total of 34 of our employees, each at an exercise price of $13.0625 per share, options to purchase 152,000 shares to 30 employees, each at an exercise price of $11.75 per share, and options to purchase 398,500 shares to 42 employees, each at an exercise price of $8.9375 per share. All of these options were granted pursuant to our 1999 Incentive Stock Option Plan. These issuances were effected in transactions not subject to, or exempt from, the registration requirements of the Securities Act of 1933, and these transactions were effected without the use of an underwriter.

In August 2000, the Company entered into a 20-year agreement with Kiel Center Partners, L.P. ("KCP") pursuant to which it acquired the naming rights to an arena in St. Louis, Missouri. Total consideration for these rights amounts to $72 million, including 750,000 shares of its common stock issued by the Companmy to KCP.

During the quarter ended September 30, 2000, proceeds of approximately $42,000 were generated from the exercise of options for 85,270 shares of our common stock. There were no significant expenses, underwriting discounts or commissions attributable to these proceeds. We used the proceeds for general working capital expenses incurred in the ordinary course of business. These options had been granted under our 1999 Incentive Stock Option Plan. We issued the shares in reliance on the exemption from registration provided by Rule 701 under the Securities Act of 1933.

The Form S-1 relating to the initial public offering of 14,875,000 shares of our common stock was declared effective by the SEC on February 14, 2000. We have used approximately $127 million from the net proceeds of $333 million of our initial public offering for payment to Bridge for the purchase of the network and the preferential distribution and to reduce indebtedness to Bridge. Additionally, approximately $25 million has been used for non-financed capital expenditures, and approximately $108 million was used for general working capital purposes and network expansion.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

EXHIBIT INDEX



NUMBER    EXHIBIT DESCRIPTION
3.1*     Amended and Restated Certificate of Incorporation  of  the  Registrant
3.2*     Certificate  of  Amendment  to  Amended  and  Restated  Certificate  of
         Incorporation of the Registrant
3.3*     Amended and Restated Bylaws of the Registrant
4.1*     Form of Common Stock Certificate
10.1+    Amended and Restated Credit  Agreement,  dated as of September 5, 2000, by and  among  the  Registrant,  as  guarantor,  SAVVIS  Communications
         Corporation,  a Missouri corporation,  as borrower, and Nortel Networks
         Inc., as administrative agent, and the lenders named therein.
10.2     Pledge  Agreement,  dated as of September  5, 2000,  by and between the
         Registrant and Nortel  Networks Inc., as  administrative  agent for the lenders.
10.3     Amended  and  Restated  Pledge  and  Security  Agreement,  dated  as of
         September 5, 2000, by and between SAVVIS Communications  Corporation, a
         Missouri  corporation and Nortel Networks Inc., as administrative agent for the lenders.
10.4     Pledge and Security  Agreement,  dated as of September 5, 2000,  by and between  Global  Network  Assets,  LLC and  Nortel  Networks  Inc.,  as
         administrative agent for the lenders.
10.5     Amended and Restated Guaranty Agreement, dated as of September 5, 2000, delivered by the Registrant to and in favor of Nortel Networks Inc., as administrative agent for itself and the other lenders.
10.6     Amended and Restated Guaranty Agreement, dated as of September 5, 2000, delivered  by  Global  Network  Assets,  LLC to and in favor of  Nortel
         Networks  Inc.,  as  administrative  agent  for  itself  and the  other lenders.
10.7+    Long Haul IRU  Agreement,  dated as of August 2, 2000,  between  SAVVIS
         Communications   Corporation,   a  Missouri  corporation  and  Level  3
         Communications, LLC.
10.8+    Metro  IRU  Agreement,  dated as of  August  2,  2000,  between  SAVVIS
         Communications   Corporation,   a  Missouri  corporation  and  Level  3
         Communications, LLC.
10.9+    Arena Naming Rights Agreement, dated as of August 17, 2000,  among  the
         Registrant, Kiel Center Partners, L.P.  and Bridge Information Systems,
         Inc.
10.10+   Master   Agreement,   dated  as  of  June  30,  2000,   between  SAVVIS
         Communications   Corporation,   a  Missouri   corporation  and  Winstar
         Wireless,  Inc.,  as amended by that  certain  Letter  Agreement  dated
         September 29, 2000.
11.1     Calculation of Basic and Diluted per share and weighted  average shares used in EPS calculation for the three months ended September 30, 2000
11.2     Calculation of Basic and Diluted per share and weighted  average shares used in EPS calculation for the nine months ended September 30, 2000
27.1     Financial Data Schedule for the three- and  nine-months ended September
         30, 2000.

* Incorporated by reference to the same numbered exhibit to SAVVIS' Registration Statement on Form S-1, as amended (File No. 333-90881).

+ Request for Confidential Treatment

(b) Reports on Form 8-K.

 None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2000                            SAVVIS Communications Corporation
-----------------
      Date

                                            By: /s/  Robert McCormick
                                                ---------------------
                                                 Robert McCormick
                                                 Chief Executive Officer

November 14, 2000                            By: /s/  David J. Frear
-----------------                                -------------------
      Date                                       David J. Frear
                                                 EVP & Chief Financial Officer