Form 10-Q/A
period 2000-09-30
SAVVIS COMMUNICATIONS CORP
filed 2000-11-16
CIK 1058444

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


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

EXPLANATORY NOTE:

             SAVVIS Communications Corporation hereby amends and supplements its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, as filed with the Securities and Exchange Commission on November 14, 2000, solely to file the Nortel Networks Global Purchase Agreement, effective as of June 30, 2000, between SAVVIS Communications Corporation, a Missouri corporation and Nortel Networks Inc. as an exhibit and to amend and restate the Exhibit Index contained in Part II, Item 6(a) of the Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

EXHIBIT INDEX

NUMBER    EXHIBIT DESCRIPTION
3.1*     Amended and Restated Certificate of Incorporation  of  the  Registrant
3.2*     Certificate  of  Amendment  to  Amended  and  Restated  Certificate  of
         Incorporation of the Registrant
3.3*     Amended and Restated Bylaws of the Registrant
4.1*     Form of Common Stock Certificate
10.1+**  Amended and Restated Credit  Agreement,  dated as of September 5, 2000, by and  among  the  Registrant,  as  guarantor,  SAVVIS  Communications
         Corporation,  a Missouri corporation,  as borrower, and Nortel Networks
         Inc., as administrative agent, and the lenders named therein.
10.2**   Pledge  Agreement,  dated as of September  5, 2000,  by and between the
         Registrant and Nortel  Networks Inc., as  administrative  agent for the lenders.
10.3**   Amended  and  Restated  Pledge  and  Security  Agreement,  dated  as of
         September 5, 2000, by and between SAVVIS Communications  Corporation, a
         Missouri  corporation and Nortel Networks Inc., as administrative agent for the lenders.
10.4**   Pledge and Security  Agreement,  dated as of September 5, 2000,  by and between  Global  Network  Assets,  LLC and  Nortel  Networks  Inc.,  as
         administrative agent for the lenders.
10.5**   Amended and Restated Guaranty Agreement, dated as of September 5, 2000, delivered by the Registrant to and in favor of Nortel Networks Inc., as administrative agent for itself and the other lenders.
10.6**   Amended and Restated Guaranty Agreement, dated as of September 5, 2000, delivered  by  Global  Network  Assets,  LLC to and in favor of  Nortel
         Networks  Inc.,  as  administrative  agent  for  itself  and the  other lenders.
10.7+**  Long Haul IRU  Agreement,  dated as of August 2, 2000,  between  SAVVIS
         Communications   Corporation,   a  Missouri  corporation  and  Level  3
         Communications, LLC.
10.8+**  Metro  IRU  Agreement,  dated as of  August  2,  2000,  between  SAVVIS
         Communications   Corporation,   a  Missouri  corporation  and  Level  3
         Communications, LLC.
10.9+**  Arena Naming Rights Agreement, dated as of August 17, 2000,  among  the
         Registrant, Kiel Center Partners, L.P.  and Bridge Information Systems,
         Inc.
10.10+** Master   Agreement,   dated  as  of  June  30,  2000,   between  SAVVIS
         Communications   Corporation,   a  Missouri   corporation  and  Winstar
         Wireless,  Inc.,  as amended by that  certain  Letter  Agreement  dated
         September 29, 2000.
10.11+   Nortel  Networks Global  Purchase  Agreement,  effective as of June 30,
         2000, between SAVVIS Communications Corporation, a Missouri corporation and Nortel Networks Inc.
11.1**   Calculation of Basic and Diluted per share and weighted  average shares used in EPS calculation for the three months ended September 30, 2000
11.2**   Calculation of Basic and Diluted per share and weighted  average shares used in EPS calculation for the nine months ended September 30, 2000
27.1**   Financial Data Schedule for the three- and  nine-months ended September
         30, 2000.

* Incorporated by reference to the same numbered exhibit to SAVVIS' Registration Statement on Form S-1, as amended (File No. 333-90881).
** Previously filed as part of the Form 10-Q for the quarterly period ended September 30, 2000.

+ Confidential treatment has been requested with respect to certain portions of this agreement.

(b) Reports on Form 8-K.

 None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 16, 2000                            SAVVIS Communications Corporation
-----------------
      Date

                                            By: /s/  Robert McCormick
                                                ---------------------
                                                 Robert McCormick
                                                 Chief Executive Officer

November 16, 2000                            By: /s/  David J. Frear
-----------------                                -------------------
      Date                                       David J. Frear
                                                 EVP & Chief Financial Officer