Form 10-K
period 2000-12-31
SAVVIS COMMUNICATIONS CORP
filed 2001-04-17
CIK 1058444

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

                              12851 WORLDGATE DRIVE
                             HERNDON, VIRGINIA 20170
               (Address of principal executive offices) (Zip Code)


                                 (703-234-8000)
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act: Common stock, par value $.01 per share

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 30, 2001 was approximately $14,418,149.

The number of shares of the registrant's common stock outstanding as of March 31, 2001 was 93,842,498.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                        SAVVIS COMMUNICATIONS CORPORATION


                                TABLE OF CONTENTS





PART I
  Item 1.    Business .....................................................................................................   3
  Item 2.    Properties ...................................................................................................  33
  Item 3.    Legal Proceedings ............................................................................................  33
  Item 4.    Submission of Matters to a Vote of Security Holders ..........................................................  33

PART II
  Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ........................................  34
  Item 6.    Selected Financial Data ......................................................................................  35
  Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                   Operations. ............................................................................................  36
  Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ...................................................  43
  Item 8.    Financial Statements and Supplementary Data ..................................................................  44
  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure ..............................................................................................  44

PART III
  Item 10.   Directors and Executive Officers of the Registrant ...........................................................  45
  Item 11.   Executive Compensation .......................................................................................  47
  Item 12.   Security Ownership of Certain Beneficial Owners and Management ...............................................  56
  Item 13.   Certain Relationships and Related Transactions ...............................................................  57

PART IV
  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ..............................................  60
                  Signatures ..............................................................................................  63
                  Index to Consolidated Financial Statements .............................................................. F-1

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

     The terms "SAVVIS," "we," "us," "the Company," and "our" as used in this report refer to SAVVIS Communications Corporation, a Delaware corporation, formerly SAVVIS Holdings Corporation, and its subsidiaries, except where by the context it is clear that such terms mean only SAVVIS Communications Corporation. The term "Bridge" as used in this report refers to Bridge Information Systems, Inc., a Missouri corporation, which currently owns approximately 48% of our outstanding common stock.


OVERVIEW

     We are a growing provider of high quality, high performance global data networking, Internet-related and managed hosting services to medium and large businesses, multinational corporations and Internet service providers. We currently offer the following services:

o MANAGED DATA NETWORKING SERVICES that provide secure, high quality data communication links over our network to connect a customer's geographically dispersed offices, known as intranets, or to connect with its customers and suppliers, known as extranets. These are also referred to VPN's.

o HIGH BANDWIDTH INTERNET ACCESS SERVICES including dedicated access and digital subscriber line, commonly known as DSL, services and Internet security services which connect our customers to the Internet at high speeds.

o MANAGED HOSTING services that allow our customers to outsource their mission-critical content management to us and have us host their website and networking hardware in our data centers which provide a highly secure, fault tolerant environment.

     We began commercial operations in 1996, offering Internet access services to local and regional Internet service providers. In April 1999, we were acquired by Bridge, a global provider of real-time and historical financial information and news regarding stocks, bonds, foreign exchange and commodities to the financial services industry. Bridge constructed a highly redundant, fault tolerant network based on Internet protocol and ATM technologies to service some of the largest financial institutions and institutional investors in the world. In September 1999, the SAVVIS Intelligent IP Network(SM) was created through the combination of the Internet protocol network of Bridge, which was constructed to meet the exacting requirements of the financial services industry worldwide, and the SAVVIS network, which was constructed to provide high quality Internet access in the United States. Both of these networks have been operational since 1996 and we refer to the combined network as the "SAVVIS Intelligent IP Network(SM)."

     On February 18, 2000 simultaneously with the completion of our initial public offering, we acquired the Internet protocol network assets of Bridge for total consideration of approximately $150 million and the employees of Bridge who operate that network were transferred to us. This transaction significantly expanded our managed data networking services, which we began offering in September 1999. We also entered into a network services agreement with Bridge pursuant to which Bridge agreed to use the SAVVIS Intelligent IP Network(SM) to deliver Bridge's content and applications to its customers.

     We currently provide our data networking, Internet access and hosting services directly to approximately 2,550 customers.

     The SAVVIS Intelligent IP Network(SM) architecture, which interconnects over 6,000 buildings in 121 of the world's major commercial cities in 46 countries, is based on the following technologies:

     o    asynchronous  transfer mode, commonly known as ATM, which supports the
          transmission   of  all  kinds  of  content   and  allows  data  to  be
          prioritized;

     o frame relay, which is a shared network technology commonly used in communications networks; and

     o Internet protocol, a communications protocol that is a core element of the Internet and is used on computers, but that cannot reliably deliver real-time data currently, unless operated over an ATM network, such as the SAVVIS Intelligent IP Network(SM).

     Additionally,  our 121  city  global  system  connects  to  twelve  private
Internet access points, which we call PrivateNAPs(SM), where our network connects to a number of Internet service providers, including Sprint Corporation, Cable & Wireless plc and UUNET, an MCI WorldCom company, allowing us to bypass the congested public Internet access points. This network design enables us to provide real-time data delivery and guarantee low latency and low data loss. It also allows us to tailor our service offerings to our customers' needs and to offer a range of quality of service levels.

     We charge each customer an initial installation fee that typically ranges from $500 to $5,000 and a monthly fixed fee that varies depending on the services provided, the bandwidth used and the quality of service level chosen. Our customer agreements are typically for 12 to 36 months.

     Currently, our revenue is derived primarily from the sale of data networking and Internet access services with Bridge representing approximately 81% of our total revenue. Through December 31, 1999, our revenue was primarily derived from the sale of Internet access services to local and regional Internet service providers in the United States. Beginning in late 1998, we expanded our service offering to corporate customers as well.

THE BRIDGE BANKRUPTCY

     On February 15, 2001, Bridge's U.S. operating subsidiaries filed for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court in the Eastern District of Missouri. In 2000, Bridge accounted for approximately 81% of our revenues. Pursuant to a network services agreement with us, Bridge has committed to purchase network services from us through February 2009, including a minimum of $132 million and $145 million of services in 2001 and 2002, respectively. Bridge's financial condition and ability and willingness to meet its payment obligations under the network services agreement will affect our revenues and our ability to run our business. We may not receive timely payments owed to us under the network services agreement from Bridge. The Bankruptcy Code may restrict the amount and recoverability of our claims against Bridge. In addition, under the automatic stay provisions of the Bankruptcy Code, we are currently prevented from exercising certain rights and remedies under our network services agreement with Bridge and from taking certain enforcement actions against Bridge. As of March 31, 2001, Bridge owed us approximately $33 million (before offsetting our note due to Bridge), of which approximately $17 million represented claims that arose before Bridge filed for bankruptcy, approximately $2 million represented claims that arose after the commencement of the bankruptcy, and $14 million represented claims with respect to Bridge's international operations which are not part of the bankruptcy proceedings. In addition, Bridge has the right, subject to bankruptcy court approval and certain other limitations, to assume and assign or reject executory, pre-petition contracts and unexpired leases, which would include the network services agreement. In this context, "assumption" requires Bridge to perform its obligations and cure all existing defaults under the assumed contract or lease and "rejection" means that Bridge is relieved from its obligations to perform further under the rejected contract or lease, but is subject to a claim for damages for the breach thereof subject to certain limitations contained in the Bankruptcy Code. Generally, any damages resulting from rejection are treated as general unsecured claims in the reorganization cases. Pre-petition claims that were contingent or unliquidated at the commencement of the Chapter 11 cases are generally allowable against the debtor in amounts to be fixed by the bankruptcy court or otherwise agreed upon. Bridge has announced that it intends to sell its assets in bankruptcy, including the shares in our Company that it owns. For further discussions, see Part I, Item 1 "Risks Related to our Business" on page 21, Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 36, and Note 1 to the Consolidated Financial Statements in Part IV, Item 14 on page F-7.

RELATIONSHIP WITH BRIDGE AND WELSH CARSON

     Bridge is a privately held company whose principal shareholders are investment partnerships managed by Welsh, Carson, Anderson & Stowe, or Welsh Carson, a sponsor of private equity funds with extensive experience in the communication and information services industries. On September 10, 1999, Bridge sold in a private placement approximately 25% of its equity ownership in SAVVIS to existing stockholders of Bridge, including Welsh Carson. On February 28, 2000, Bridge sold 6,250,000 shares of SAVVIS common stock to an investment partnership sponsored by Welsh Carson at a price equal to the initial public offering price of our common stock of $24 per share, totaling $150 million. On February 20, 2001, we entered into a securities purchase agreement and certain related agreements and documents with two investment entities sponsored by Welsh Carson and several individuals affiliated with Welsh Carson. Pursuant to the terms of the securities purchase agreement, the Welsh Carson entities and affiliated individuals purchased $20 million aggregate principal amount of our 10% convertible senior secured notes due 2006. The notes, including notes to be issued as payment-in-kind interest thereunder, are convertible into common stock at a conversion price of $1 5/16 per share through maturity at the option of the holders into a total of approximately 25 million shares of our common stock.

     As of March 31, 2001, Bridge owned approximately 48% of our outstanding common stock and investment partnerships sponsored by and individuals affiliated with Welsh Carson owned approximately 16% of our outstanding common stock. After giving effect to the conversion of $20 million in the aggregate of our senior secured convertible notes held by Welsh Carson affiliates, Welsh Carson affiliates would own approximately 34% of our outstanding common stock and Bridge would own 38%.

     In connection with our acquisition of Bridge's network, we entered into a 10-year network services agreement with Bridge that commits Bridge to purchase a minimum of $132 million and $145 million of network services from us in 2001 and 2002, respectively. Thereafter, Bridge will be required to purchase at least 80% of its network services from us, declining to 60% in 2006 through the end of the agreement in 2010. We incur losses from the operation of the network under the network services agreement, and for the year 2000 Bridge represented approximately 81% of our revenues. We also entered into a number of other agreements with Bridge, including a master establishment and transition agreement, an equipment colocation permit, an administrative services agreement, a technical services agreement, a GECC sublease and a local network services agreement. Together these agreements provided for, among other things, the transfer of Bridge's technical and support personnel to us, and our purchase from Bridge of support and administrative services, including help-desk services and network operations center services. These agreements are described in more detail in Item 13 of this report.


MARKET OVERVIEW

     Market opportunity. As the Internet has emerged as a strategic business component, investment in Internet services has begun to increase dramatically. According to International Data Corporation, an independent research firm, the demand for U.S. dedicated Internet access services was $3.4 billion in 1999 and is expected to grow to $9.7 billion by 2003, a 30% compound annual growth rate. In addition, demand for data transport services is growing rapidly as evidenced by International Data Corporation's estimate that Internet service providers' corporate access revenues will grow from $2.9 billion in 1998 to $12 billion by 2003, a 32.5% compound annual growth rate. We believe a significant Internet market will continue to be Internet infrastructure and usage.

     Internet network services. Since the commercialization of the Internet in the early 1990s, businesses have rapidly established corporate Internet sites and connectivity as a means to expand customer reach and improve communications efficiency. Internet access service is now one of the fastest growing segments of the global telecommunications services market. According to International Data Corporation, the number of Internet users worldwide reached 240 million in 1999, 327 million in 2000, and is forecasted to grow to over 600 million by the year 2003. Internet access services represent the means by which Internet service providers interconnect users to the Internet or to corporate intranets and extranets. Access services include dial-up access for mobile workers and small businesses and high-speed dedicated access used primarily by mid-sized and larger organizations. In addition to Internet access services, Internet services providers are increasingly providing a range of value-added services, including shared and dedicated web hosting and server colocation, security services, and advanced applications such as Internet protocol-based voice, fax and video services.

     Corporate data network services. Other than Internet related services, the majority of business data communications today take place over private or managed corporate data and electronic data interchange networks. According to Infonetics, the market for IP-VPN's in the United States will grow from approximately $800 million in 2000 to approximately $10 billion in 2003.

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

     Rapid growth in colocation and web site hosting. While in the past only the largest companies provisioned their own data networking services, until recently businesses of all sizes typically housed, maintained and monitored their own web and content servers. As Internet-enabled applications become mission-critical, larger and more difficult to develop and maintain and require increasing amounts of investment, we believe a substantial number of businesses will outsource their colocation and web site hosting requirements to third parties. Forrester
Research, Inc. projects that the web site hosting business, including colocation, dedicated and shared hosting, will grow from approximately $2.5 billion in 2000 to almost $20 billion by 2004. We believe that companies seeking Internet protocol expertise, high levels of security, fault-tolerant infrastructure, local and remote support and the cost benefits of a shared infrastructure will be most likely to outsource these services.

     Limitations of Internet protocol and the Internet. Despite the rapid success of Internet protocol, the Internet faces limitations that may serve as a bottleneck between the full potential of Internet protocol and its use in mission-critical applications. First, in Internet protocol routing, packet data travels through the network without a pre-defined path or guaranteed delivery. Individual packets may travel separate paths and arrive at the network destination at different times. Second, Internet protocol packets cannot be identified as belonging to one class of traffic or another. For example, in a given flow of Internet protocol packets it is not possible to separate "real-time" traffic, such as voice over Internet protocol, from lower priority traffic, such as e-mail. Each of these issues limits the utility of Internet protocol for mission-critical, real-time enterprise networks. While we believe that an improved version of Internet protocol will be implemented, the timing and efficiency of these improvements remain uncertain.

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



BUSINESS STRATEGY

     Our objective is to tap the rapidly growing market for reliable, high-speed data communications, Internet, and managed hosting services. Specifically, we intend to:

     Establish SAVVIS as a leading provider of public and private Internet Protocol (IP) transport solutions for business-to-business communications. We intend to market a combination of our Intelligent IP VPN services and Private NAP(SM) Internet access services to meet the demand in the market. We see customers demanding a combination of Internet, extranet and intranet networking services and believe our Intelligent IP(SM) platform and Private NAP(SM) architecture sets us apart from the competition in meeting the demand.

    Provide the Application Infrastructure Platform (AIP) support utilizing the SAVVIS Intelligent Hosting services to meet customers e-commerce requirements, and to compliment our IP transport solutions. Many customers are establishing new or more robust Internet, extranet and intranet sites and want their service provider to provide the application infrastructure platform for their servers, operating system and application software. SAVVIS is focused on providing full management of the customers' application platform, hosted in our state-of-the-art data centers in St. Louis, San Francisco, Toronto and London. In addition, we intend to provide both private and public IP transport to the customers hosted site.

    Capitalize on the demand for outsourced services in the VPN (Virtual Private Network), Internet, and managed hosting markets. Data communications and the Internet are mission-critical to thousands of businesses worldwide and, according to industry studies, the market for these services continues to grow rapidly. Corporations are continually expanding and enhancing existing networks and deploying new services in response to this growth. By providing a wide range of services for Internet, hosting and managed data networking services, we offer a single source solution to the key challenges faced by corporate information technology managers implementing Internet, intranet and extranet applications. We are focused on the demand for simple, flexible solutions, and our market-leading IP-VPN products and managed hosting services to allow us to address heretofore untapped segments of the business market.

     Capitalize on our connectivity to financial institutions worldwide. We are aggressively marketing our services to the traditional and emerging financial services companies, based on our connectivity to over 4,700 companies, including 75 of the top 100 global banks and 45 of the top 50 brokerages. In today's rapidly deregulating financial market, financial institutions must be fast-to-market with innovative delivery methodologies that speed transactions or they risk obsolescence. We believe we are well positioned to meet the need, because our community-of interest network, Financial Xchange(SM), provides the performance and security of a private network with the reach and rapid deployment of the Internet.

     Target potential customers in buildings connected to our network. We intend to actively market our services to the businesses in the over 6,000 buildings worldwide that are connected to our network. These buildings are generally located in central business districts of major cities and are typically occupied by multiple businesses. Because our network is already in place, we expect to enjoy time-to-market, cost and quality advantages when delivering services to current and new customers located in these buildings. We are deploying broadband wireless access to 500 of these buildings, reducing our cost of service delivery and enhancing our ability to sell high-speed connectivity.

     Expand our network and PrivateNAPs(SM) infrastructure and add industry-leading "intelligence" to our platform. We have completed a major build out of our global network, now reaching 121 cities in 46 countries. The number of POPs on the SAVVIS Intelligent IP Network(SM) increased by nearly 57%, totaling 130 at the end of 2000 versus 83 at the end of 1999. Four new
PrivateNAPs(SM) were added to the network, including the industry's first European PrivateNAP(SM) in London, for a total of 12 currently in operation. Since the launch of our Intelligent IP Network(SM) architecture last May, which puts the "smarts" on the network instead of in customer premises equipment, we have deployed 58 Nortel Networks Shasta 5000 BSNs. The network also is powered by 324 Lucent ATM backbone switches; 1,747 Lucent ATM edge devices; and 13,254 Nortel, Cisco and DSL edge routers. In addition, we have entered into agreements with Nortel Networks and Level 3 Communications through which we intend to establish our own fiber-optic backbone by the fourth quarter of 2001, replacing our leased-line network. The initial 20,000 route-mile redundant backbone will be comprised of 8 rings, connecting 50 of our markets in the U.S. and Canada. We believe that by implementing and managing our own fiber backbone, we will achieve greater control over our network.

     Grow domestic and international distribution channels. We intend to aggressively grow our distribution channels, by expanding our direct channel as well as utilizing alternate channels. We intend to continue to increase the size of our direct sales force for VPN, Internet and managed hosting services. We have entered into agreements with multiple partners, including Science Applications International Corporation (SAIC), PRIMUS Telecommunications Group, QuantumShift and Viatel, Inc., to resell our services and will continue to sign up additional partners in 2001.

     Provide enabling infrastructure for e-commerce services. We believe that many of our target customers, particularly financial services companies, are aggressively pursuing e-commerce strategies. We believe that our network architecture of ATM technology and PrivateNAPs(SM), highly available domestic and international managed data networking, and managed hosting offering uniquely position SAVVIS to help our customers capitalize on the substantial anticipated growth in e-commerce.

     Develop and market new services. We intend to continue to develop new services, such as voice and video that will enable us to further leverage our network infrastructure and our customer base. For example, we have deployed ATM to the edge of our network and will aggressively deploy ATM devices at customer premises allowing for the provision of multiple network applications with different quality of service levels over the same local access lines and customer equipment. The deployment of these devices will allow our customers to combine services that they may currently buy from multiple vendors, each on a different network. We have also launched the industry's first network-based IP VPN offering, and intend to continue to develop new tools, such as a web-based Network Creation System, to enable our customers to outsource the management of their intranets, extranets and Internet services to us, while maintaining control themselves.


SAVVIS SERVICES

     We designed the SAVVIS Intelligent IP Network(SM) to offer a guaranteed, high level of performance for both Internet and data networking services. We deliver a comprehensive range of high performance, quality of service-differentiated products, including data networking, Internet access, intranets, extranets, e-business hosting and other services.

     A common feature among all of the services that we provide to our customers is the substantial flexibility to choose among a range of offerings, including from a service-only basis to a fully managed basis. On a service-only basis, the customer is responsible for the design and integration of its network and the purchase of network hardware, relying on us only for network services. On a fully managed basis, we are responsible for the design, implementation, integration and ongoing support of the customer's network.


INTEGRATED NETWORK SOLUTIONS

     SAVVIS put IP Intelligence into our network and extended the benefits all the way to the customer premises. This enables us to deliver functionality, security and performance to our customers, and enables our customers to customize our products according to their needs. Our customers need only to tell us who they want to talk to, which of four Quality of Service (QoS) levels is appropriate for each application, and how much bandwidth they require. SAVVIS then provides them with a bundled solution that delivers the security, flexibility and affordability they need.

     Until now, companies had to work with various service providers, forcing them to spend lots of time and money patching together different network configurations to address each of their multifaceted needs. But now that SAVVIS has put IP Intelligence into our network, we are able to integrate numerous networking strategies -- Internet, intranet, extranet and e-business hosting -- into one simplified and affordable solution over one local loop. Customers can take advantage of a full continuum of solutions, without having to manage customer premises equipment for routing or firewalling. Our customers can prioritize their applications and select the QoS level, from e-mail to video streaming. And, they can hook up to the Internet or roll out complex extranet applications, with a fully integrated networking solution from SAVVIS.

     Extranet Solutions. Much of business success depends on being able to exchange information and communicate with suppliers, partners and customers. That's why SAVVIS developed its Intelligent IP Network(SM) platform to enable our customers to choose between having their own private extranet or combining a private extranet with Internet access to off-net locations. Our customers can communicate and conduct transactions with multiple partners in a secure and managed environment, without having to spend lots of time and money deploying expensive premises-based security. With a SAVVIS extranet, they can take advantage of our networking capabilities, define who gets access to their community of users, and determine their own set of rules. We offer a broad range of ATM-based QoS levels and advanced network-based IP features, with security policies defined by the customer. The customer is in control, secure in the knowledge that their extranet application is running on the SAVVIS Intelligent IP Network(SM).

     Intranet Solutions. Intranet communications are confidential, highly proprietary information that need to be protected from competitors. Businesses need to maintain tightly controlled user rights and privileges. But up until now, businesses only had one choice: spend money on expensive, inflexible traditional private networks, based on either frame relay or private lines. Today they have new choices. Now they can get intranet solutions that combine the security and performance of private networking with the flexibility and economy of the Internet. And once again, SAVVIS makes everything easy for them. Customers just need to define whom they want to connect to, choose one of four different QoS levels, and determine their bandwidth requirements. They won't have to waste money or resources deploying routers and firewall devices at each office location. SAVVIS will package everything into one simple, flexible bundled solution. In addition, customers can use the excess bandwidth of their local loop for extranet or Internet access.

     Internet Solutions. SAVVIS built its global Intelligent IP Network(SM) for high performance and reliability. Customer data speeds through a controlled, performance-guaranteed environment that completely bypasses the congested public Internet exchange points. Through our PrivateNAPs(SM) , their data is directly connected, giving them the most direct route on the Internet and instantaneous access to the world. SAVVIS offers a wide range of Internet access options, including 56K, DSL, DS1, OC3 and Ethernet. Our customers are able to add new services easily or change existing applications by using the excess bandwidth of their existing access circuit to add or change applications virtually instantaneously.


Managed Hosting Services

     Whether businesses are deploying an e-business Web site, extranet or intranet, SAVVIS can help create hosting and networking solutions that will grow with them. If they want to establish a Web presence on the Internet quickly, ensure a high level of system availability and assure that their customers and users have a positive experience, SAVVIS Intelligent Hosting(SM) is the answer. Intelligent Hosting(SM) includes fully managing their hardware, operating systems and Web servers within our secure, reliable data center environment and distributing traffic over our highly rated Internet backbone or over their intranet or extranet.

     Based on their business needs, they can choose other value-added options including database management, load balancing, security services, back-up and recovery solutions, WebTrends(TM) reporting and managed storage services (including business continuance and managed testing environment). Our fully managed Intelligent Hosting(SM) solutions eliminate the need for our customers to monitor and manage hardware and operations, stay abreast of the latest software upgrades and patches, and hire and train the personnel necessary to do the job. Additional services can then be added as needed for a customized solution.


     By selecting our hosting services, our customers are able to reduce capital expenditures for expensive networking equipment, eliminate the expense of supporting their Internet servers and avoid having to spend time and money on building a secure data center facility. Our customers get direct connectivity to the SAVVIS network -- giving them unsurpassed reliability, availability and security -- with no local loop charges, no routers or hubs charges and reduced staffing expenses. Also, we allow our customers to lease the equipment necessary to build their site, which helps to further reduce capital costs and scale the site for future business growth.


ACCESS ALTERNATIVES

     How a business connects to the Internet - speed, performance and security - can be crucial to its success. SAVVIS offers a wide range of scalable Internet access methods ranging from fractional DS-1 through OC-3, and SAVVIS also supports Ethernet access. Whether a customer is using the Internet to conduct business communications or e-commerce, they'll get Internet access that is of "mission critical" caliber with SAVVIS. And down the road if they decide they also need an intranet or extranet, they will not need to design a whole new network. SAVVIS enables its customers to use the excess bandwidth of their existing access circuit to add or change applications virtually instantaneously. SAVVIS Internet access solutions include: dedicated Internet connections (fractional DS1 through OC3) Our dedicated fractional DS1 access gives customers Internet connection speeds from 128Kbps up to 1.544Mbps. DS3 gives them speeds up to 45Mbps. And SAVVIS will support OC3 connectivity providing 155Mbps of bandwidth - for high-volume businesses that need optimum connectivity 24 hours a days, seven days a week.

     Set Usage At A Fixed Monthly Cost. SAVVIS Internet access options give customers complete control over their usage and monthly cost. DS1 service is available in fractional increments from 128Kbps up to 1.54Mbps. DS3 service is available in fractional increments from 3Mbps up to 45Mbps. OC3 and OC12 services are sold on a case by case basis, until we install our fiber rings; then OC3, OC12 and OC48s will be available as standard products.

     Manage The Peaks And Flows Of Data Usage. If a customer's bandwidth needs fluctuate throughout the month, our burstable access option may be an attractive choice for them because full bandwidth is available as they need it but they are billed based on their actual usage. With SAVVIS' burstable Internet access service, our customers are not required to pay for excess bandwidth that they don't need.

     Digital Subscriber Line (DSL). For businesses that have outgrown dial-up or ISDN access, are connecting to the Internet for the first time or are adding remote access locations, DSL offers high-speed Internet service that is "always on."

     Ethernet. For customers who feel comfortable operating in the 10/100 Mbps Ethernet environment, SAVVIS Ethernet access serves as a cost-effective solution to support high volume Internet traffic from a multiple user LAN or heavy data exchange from a Web server.

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

     Direct Sales. Our direct sales force utilizes a "solution selling" approach, qualifying the customer's IP networking and hosting requirements. We then bring in product and engineering experts to design the final solution for the customer. Under this approach, we are able to effectively manage the relationship with the customer while utilizing more specialized resources to ensure that the right solution is proposed and implemented. All sales representatives take part in an extensive training program designed to develop in-depth technical expertise so they can better understand customers' complex networking needs and develop customized solutions. In addition, they participate in "solution selling" training to teach them the best techniques to qualify and sell the SAVVIS product line. We employ approximately fifty people in ten major cities in the U.S. and approximately 150 representatives based in Herndon, VA and St. Louis, MO. We also have small sales teams in Europe, Asia and Latin America, who are focused on direct sales and engaging alternate distribution channels by the end of 2001.

     Lead Referrals. We believe that additional content providers will be interested in establishing lead referral programs. A relationship with SAVVIS will enable a content provider to deliver its service in a real-time, high quality manner and provide an incremental revenue opportunity through a lead referral commission.

     Alternate Channels. In addition to relationships with content providers, we are developing new distribution arrangements with small to large partners, including SAIC, Primus, QuantumShift and Viatel. To help these companies compete in today's changing market, our alternate channels strategy brings companies network infrastructure, sales and technical support and value added data services. Through our Web based access our partners have access to our lead referral program, free marketing materials and collateral and an exclusive incentive promotion. Our channel partners will benefit by generating additional revenues, providing a more complete service bundle and reduce customer churn. We have identified distribution opportunities with Internet service providers, competitive local exchange carriers, DSL companies and other communications and Internet-related companies in the United States, Europe, Asia and Latin America.

     Client Solutions. Our client solutions team is responsible for customer relationship management. The team alerts customers when their bandwidth utilization approaches capacity and advises customers on methods to improve the performance and security of their network using additional SAVVIS services. This team is also able to cross-sell to existing customers additional services, such as advising on VPN services and managed hosting services.

     Marketing. Our marketing programs are designed to build national and global awareness of the SAVVIS brand name and its association with high performance, high quality VPN services, Internet services and managed hosting services. We use brand awareness and direct marketing programs to generate leads, accelerate the sales process, retain existing customers and promote new products to existing customers. Our print advertisements are placed in trade journals, newspapers and special-interest publications. We participate in industry trade shows, such as Networld+InterOP, Internet World, and the Securities Industry Association (SIA). We also use direct mail, e-newsletters, widespread fax distributions, surveys, telemarketing, Internet marketing, on-line and on-site seminars, collateral materials, advertising, welcome kits and direct response programs to communicate with existing customers and to reach potential new customers. Many of these marketing programs are co-funded by our suppliers. Our marketing programs are targeted at information technology executives, as well as senior marketing and finance managers. We closely track the impact and effectiveness of our primary marketing programs.

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

CUSTOMERS

     We currently provide services to approximately 2,550 customers. On February 18, 2000, Bridge entered into a network services agreement with us and became our largest customer. Bridge represented approximately 81% of our 2000 revenues. On February 15, 2001, Bridge's U.S. operating subsidiaries filed for bankruptcy protection. Other than Bridge, no individual customer accounted for more than 5% of our revenues during the year ended December 31, 2000. We also provide services to many Internet service providers and Internet-centric businesses.

     Our contracts with our customers are typically for one to three years in length. The Bridge network services agreement is a ten-year contract. Many of our customer contracts contain service level agreements that provide for service credits should we fail to maintain specified levels of quality.


CUSTOMER SERVICE

     Our goal is to provide the highest level of customer service in the industry. We believe that high quality customer service is critical to attracting and retaining customers and to satisfying the rapidly growing data networking, hosting and Internet services needs of these customers. Our comprehensive approach to customer service and satisfaction includes a focus on:

     o    providing written guarantees of service quality;

     o providing a choice of services, either standard or fully managed (i.e. outsourced management and equipment included), and

     o providing effective network management, monitoring and support for our customers' data networks.

     We believe our network architecture, proprietary routing policies and industry leading service level agreements provide our customers with very high service quality. We are able to offer our customers different levels of service priority for their different data transmission needs over one high-quality network. For example, e-commerce and real-time applications, such as market data delivery, can be assigned the highest level of quality of service, while other applications, such as e-mail, can be assigned a lower priority of service. By assigning the highest level of service only to mission-critical or real-time applications, customers can lower their overall data services costs without compromising their data networking requirements.

     Customer Call Centers. Customer support personnel located in call centers in St. Louis, Missouri (24 hours a day, 365 days a year), London, England and Singapore handle service inquiries from our customers and for Bridge customers, and provide this service in eight languages. These personnel are organized in client teams and are highly trained to identify and resolve customer issues rapidly and completely. Our customer call center support services are supplied to us by Bridge under a ten-year technical services agreement. Bridge reported to us that in December 2000 its call centers answered an average of 6,000 calls per week, maintained an average speed of answer of under 15 seconds and resolved 98% of customer issues with front-line support personnel. To track trouble tickets and customer information, Bridge uses a proprietary management platform based on Vantive enterprise software, a highly scaleable platform for problem tracking and customer record access and maintenance that is easily accessible by personnel at all of our network operations centers. We use an integrated client/circuit information database that allows our customer support personnel to quickly access a customer's profile from any of our support centers. In our local markets, we have available to us over 270 field technicians who are experts in Internet protocol, Unix, NT and ISDN technology and who are generally able to respond to customer requests within two hours.

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

     Service Level Agreements. The consistent, reliable performance of the SAVVIS Intelligent IP Network(SM) enables us to provide effective service level agreements to our customers. We believe that companies unable to support a commensurate level of predictable network performance will not be able to provide service level agreements with value to the customer or will do so at substantial risk to their own business.

SAVVIS INTELLIGENT IP NETWORK(SM) INFRASTRUCTURE

OVERVIEW

     The SAVVIS Intelligent IP Network(SM) reaches 46 countries, with facilities in 121 major cities, including 64 international cities and 57 U.S. cities. Our network interconnects over 6,000 buildings worldwide and is based on ATM, frame relay and Internet protocol technologies. In addition, our network incorporates 12 PrivateNAPs(SM), which allows our Internet traffic to bypass the congested public Internet access points.

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

     Quality of Service Differentiation. Our network architecture allows us to offer and guarantee different levels of service priority for customers' different data transmission needs. For example, e-commerce and real-time applications, such as voice, can be assigned the highest level of priority, while other applications, such as e-mail, can be assigned a lower priority of service. By offering a quality of service differentiated product, we enable customers to select a price/performance combination that is appropriate for their needs. Customer sites where we have deployed ATM devices at the customer premises enable the customers to run multiple applications, such as Internet access, intranet and private voice, over the same equipment and local access, thereby saving on local network transport and equipment costs.

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


Global Network Components

     The components of our network include the following:

     Switching Facilities. There are over 300 Lucent ATM and frame relay switches, providing a highly redundant switch backbone deployed throughout the SAVVIS Intelligent IP Network(SM). We have over 300 backbone routers installed and there are approximately 14,700 customer premise routers located in office buildings and customer sites. Our switches are located in secure facilities, which provide highly reliable, direct access to high-speed telecommunications infrastructure. In each switching facility, we rent space, install networking equipment, including ATM or frame relay switches, routers and high-speed analog and digital modems.

     Backbone Capacity. Our network is designed with a highly redundant backbone infrastructure, including diversely routed long haul and local access connections from multiple carriers. We interconnect our switching facilities through high speed lines leased from a variety of carriers, including Qwest
Communications International, Inc., MCI WorldCom, Inc. and Broadwing, Inc., formerly known as IXC Communications, Inc. Our leased line connections range in capacity from 45 Mbps through 620 Mbps in the U.S. and up to 155 Mbps internationally. To enhance our redundancy, we lease ATM service from Sprint Corporation. This service is delivered using the highest quality of service mode available and our service connections range in capacity from 45 Mbps through 620 Mbps. The combination of our leased lines and Sprint ATM service makes our transmission backbone highly redundant so that at least two diverse paths exist between all of our switching facilities. The "fault tolerant" configuration of our network allows data packets to travel on many alternate paths to connect points on our network.

     In addition to our leased line backbone, we are in the process of lighting our own dark fiber network in the United States. This network consists of approximately 20,000 route miles of fiber covering the vast majority of high-density cities within the U.S. The fiber is being purchased from Level 3 and lit with Nortel optronics gear. The initial development will light one bi-directional, protected OC192 (10 Gbps) circuit on each fiber span, with OC48 (2.5 Gbps) handoffs in each U.S. city where we connect to the fiber backbone. This initiative is presently on hold pending waiver discussions due to the fact that we are in default under the Nortel agreement. (See Note 7 to the Company's 2000 financial statements beginning on F-1 included herein).

     PrivateNAPs(SM). For our customers' Internet traffic, we have built private network access points, or PrivateNAPs(SM), where we connect to the Internet backbones operated by Sprint Corporation, Cable & Wireless plc and UUNET, an MCI WorldCom company. At each of our PrivateNAPs(SM), we are connected to these carriers through transit agreements that allow us to connect to their Internet networks for a monthly fee. Since we are a paying customer of each of these
Internet backbone providers, we believe we realize better response times, installation intervals, service levels and routing flexibility than Internet service providers that rely solely on free public or private peering arrangements. We currently operate 11 PrivateNAPs(SM) in the U.S. and one in London. In addition, to enhance our carrier redundancy, at each of our PrivateNAPs(SM), we connect to other Internet backbones through peering arrangements where each party to the peering arrangement agrees to carry the other party's traffic for free. We have peering arrangements in place with AboveNet Communications, Inc., America Online, Inc., DIGEX, Incorporated, Exodus Communications, Inc., Frontier GlobalCenter, Level 3 Communications, LLC, Inc., PSINet Inc., Williams Communications Group, Inc. and Winstar Wireless, Inc. These peering arrangements allow for settlement-free, direct connections between networks, where local access charges are generally split evenly between the applicable parties. Smaller Internet service providers typically connect to our network through transit agreements that allow them to connect to our network for a fee.

     Our PrivateNAP(SM) architecture combined with our proprietary routing policies enables us to route customer traffic directly onto the Internet backbone of its destination for a substantial portion of global Internet addresses. This network architecture allows our customers' Internet traffic to generally bypass congested public Internet network access points, thereby reducing data loss and latency and improving reliability and performance. In addition, customers directly connected to the same PrivateNAP(SM) typically get one-hop access, meaning their data pass through only one router, when communicating with each other, and two customers connected to different PrivateNAPs(SM) typically enjoy two-hop access, meaning their data pass through only two routers, when communicating with each other, in both cases completely bypassing the public Internet.

     Managed Hosting. We have approximately 150,000 square feet of data center facilities located in St. Louis, San Francisco, London and Toronto. All of these facilities are served by high speed connections for local access. These facilities are built to state-of-the-art levels with high availability, mission-critical environments, including uninterruptable power supplies, back-up generators, fire suppression, separate cooling zones and seismically braced racks. These facilities will be accessible 24 hours a day, 365 days a year, both locally and remotely, and will have high levels of physical security.


Network Operations Centers

     Our global network operations center, which is owned and managed by Bridge and located in St. Louis, Missouri, operates 24 hours a day, 365 days a year, and is staffed by over 20 of our skilled technicians. We also have regional network operations centers in London and Singapore. These regional centers operate for ensuring backup for the St. Louis facility. From these network operations centers, we remotely monitor the components of the SAVVIS Intelligent IP Network(SM), including our PrivateNAPs(SM), and perform network diagnostics and equipment surveillance. The network operations centers use sophisticated, proprietary network management platforms based on the Lucent NavisCore, HP OpenView, and Nortel Optivity programs to monitor and manage our switching facilities and our routers.


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

     Our Network. We have built the SAVVIS Intelligent IP Network(SM) to take advantage of the rapid growth of Internet protocol in corporate networks, to offer customers the ability to run multiple applications on a single network and to allow customers to choose the quality of service level which best meets their needs. By building our network to run Internet protocol over ATM, we allow our customers to overcome the limitations of Internet protocol and designate the level of priority to be accorded to their traffic.


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

     VPN and Data Networking Companies. Several data networking companies such as Equant N.V., Infonet Services Corporation, Concert Management Services Inc. and Global One offer data networking services to business customers worldwide. These services include ATM and frame relay, private line, Internet access and network outsourcing. In addition, many competitors in the U.S. offer traditional data communications services, such as AT&T, Sprint and WorldCom. These companies have significant experience in offering tailored services and market their expertise in providing these services and related technology.

     Internet Service Providers. Our current and potential competitors in the market include Internet service providers with a significant regional, national or global presence targeting business customers, such as AT&T Corp., Cable & Wireless plc, Genuity, PSINet Inc., Sprint Corporation, and UUNET, an MCI WorldCom company. Many of these companies are developing Internet-based virtual private network services that attempt to replicate some or all of the functionality of our VPN services.

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

     Managed Hosting Competitors. There are more limited competitors in the managed hosting market, including Digex and Exodus as the two primary players. Other carriers and Internet service providers are also entering the managed hosting market, including AT&T, Sprint, UUNET and Qwest. Many of these competitors have struggled in providing managed hosting services, and have been more focused on colocation services until this year.


REGULATORY MATTERS

     As with any provider of global data networking and Internet access services, we face regulatory and market access barriers in various countries resulting from restrictive laws, policies and licensing requirements. Our major regional markets consist of North America (United States and Canada), the European Union and the Asia Pacific Rim. The market for our data networking and Internet access services in each of the major economies within these regions are now open to foreign competition, including the United States, Canada, France, Germany, Italy, the United Kingdom, Australia, Hong Kong, Japan, and Singapore. We believe that we are authorized to provide data networking and Internet access services as an independent operator under the applicable telecommunications regulations in all of these countries.

     In the United States, Australia, France, and the United Kingdom, no specific license or authorization is required to provide our services. In
Canada, we hold a Class A License for the Provision of Basic International Telecommunications Services; no specific license is required to provide domestic services. In Hong Kong, we hold a Public Non-Exclusive Telecommunications License. In Japan, we hold a Special Type II Telecommunications Business License. In Singapore, we hold a Services-Based Operator (Individual) License. In the countries of Germany and Italy we have complied with notification requirements.

     Most other countries that we believe represent significant revenue potential have opened their markets to our data networking and Internet access services, although authorization is required in many of them. In some of these countries, including Austria, Belgium, Denmark, Finland, Ireland, Luxembourg, Netherlands, New Zealand, Norway, Poland, Puerto Rico, Spain, Sweden, Switzerland, and Taiwan, we are authorized to provide data networking and Internet access services to Bridge and third party customers. Of these countries, in Belgium, Denmark, Finland, New Zealand, Norway, Puerto Rico, and Switzerland, no individual license is required. In Ireland we hold a Basic Telecommunications License. In Spain, we hold a General Type C Authorization. In Taiwan, we hold a Type II Telecommunications License. In the countries of Austria, Luxembourg, Netherlands, Poland and Sweden we have complied with notification requirements.

     In other countries, including Argentina, Brazil, Chile, Columbia, Panama, Peru, and South Korea, we are currently authorized to offer data networking and Internet access services only to Bridge. However, we have already filed license applications in Argentina, Brazil and Chile that will enable us to provide services to third party customers and are in the process of preparing authorization requests for the remainder. Although we expect to obtain the necessary approvals to provide services in these countries to both Bridge and third party customers, we cannot assure you that we will obtain any of these approvals. In addition, while we are authorized to provide services to Bridge in the Bahamas, Bermuda, India, Indonesia, Mexico, Philippines, and Turkey, these countries' regulations do not yet permit us to provide services to third party customers. Our business plan does not contemplate selling significant services in these markets other than to Bridge in the near term. Therefore, we do not believe that our inability to offer services to third parties in these countries is significant.

     In addition, we face regulatory and market access barriers in countries in which we do not operate but in which we have an obligation to purchase the Bridge Internet protocol network assets that we have not already acquired in the Bridge asset transfer. In some of these countries, we are currently unable to purchase these assets due to regulatory restrictions prohibiting foreign competition. These countries include Bahrain, China, Kuwait, Macau, Saudi Arabia, Thailand, and the United Arab Emirates. As these countries liberalize their telecommunications markets, we will seek the authorizations necessary to acquire and operate the network assets in order to provide services to Bridge and, if permissible, other third party customers. Our business plan does not contemplate selling services in these closed markets to either Bridge or other customers in the near term. Therefore, we do not believe that our inability to access these markets is significant.

     In the remaining countries where we have an obligation to purchase the Bridge assets, regulatory conditions now permit us to acquire these assets and provide services to both Bridge and other customers. Consequently, we are in the process of seeking regulatory approvals to offer services to Bridge and third parties in Greece, Hungary, Malaysia, South Africa, and Venezuela. We are in the process of preparing authorization requests for the each country in this group. Although we expect to obtain the necessary approvals to acquire the Bridge assets and provide services to both Bridge and third party customers in these countries, we cannot assure you that we will obtain any of these approvals. As our business plan does not contemplate selling significant amounts of services in these markets in the near term, we do not believe that the failure to obtain the authorizations in these countries will have a material impact on our revenues. At present, we do not know the extent to which Bridge, its international affiliates or any future purchaser of all or a substantial part of its international operations will continue to operate in these countries due to the uncertainties surrounding the overall resolution of Bridge's bankruptcy proceedings, which may impact our ability to acquire the assets not already transferred by Bridge to SAVVIS.


World Trade Organization Agreement and its Implications

     In December 1993, 54 countries during the Uruguay Round of World Trade Organization ("WTO") negotiations made commitments to permit market access for Value-Added Services. On February 15, 1997, 69 countries at the WTO reached an agreement to liberalize basic telecommunications services. This Agreement on Basic Telecommunications Services (the "ABT") formally entered into force, binding the signatory countries, on February 5,1998. Since then, the number of signatories has increased to 80. Before the agreement came into force, only 17 percent of the world's top 20 global markets were open to U.S. firms; now, measured by annual sales, U.S. companies have gained access to over 95% of global telecommunications markets, according to the International Telecommunications Union. The current round of WTO negotiations on Trade in Services commenced in 2000. With respect to the telecommunications, the United States has proposed a negotiating framework which calls on all WTO members to implement fully their basic telecommunications commitments, adhere to the ABT's Reference Paper on Regulatory Principles, establish the goal of full privatization of telecommunications operators and networks, ensure full value-added services commitments, and maximize commitments in all services that can be delivered electronically.

     Despite the enactment of the ABT, regulatory obstacles continue to exist in a number of signatory countries. First, some signatory countries made only limited commitments in terms of the services that they were willing to liberalize and the timeframe in which they were willing to do so. Second, some less developed signatory countries are not well prepared for competition or for effectively regulating a liberalized market; gaining the requisite experience and expertise is likely to be a long and difficult process. Finally, even in the more liberalized countries, there remains considerable "post-liberalization red tape," such as complicated licensing rules, foreign ownership limits, high fees and undeveloped competition and interconnection safeguards. Finally, some countries with potentially large markets for telecommunications services, such as China and Russia, are not yet WTO members and thus are not bound by the ABT's framework on market access.

Corporate Presence

     In a number of jurisdictions, we are permitted to provide services to local customers only after first establishing a corporate presence, by way of either the incorporation of a subsidiary or the registration of a branch or representative office. We have established or will establish such a local presence in each of the jurisdictions where such a presence is legally required.

Regulatory Analysis by Service Type

     Data Networking Services. The core of our data networking services business is providing managed data networking services to corporate customers, which we market under various trade names. The managed data networking services that we provide are generally characterized as data transmission services or value added services for licensing purposes. We are authorized by law or by individual license or a general authorization obtainable by simple notification or declaration by an automatic "class" license to provide these services in all countries in which we expect to generate significant revenue from data networking services, including the United States, Canada, France, Germany, Italy, the United Kingdom, Australia, Hong Kong, Japan, and Singapore.

     Internet Access Services. The Internet access services that we offer generally do not require any authorization beyond those required for managed data networking services and value added services. In many countries, Internet services are less heavily regulated than other enhanced data services. In the United States, for instance, no individual authorization is required. However, because Internet and IP technology is so new, regulations concerning Internet access remain ill-defined or in flux in many countries. Moreover, certain countries which today impose few restrictions on the provision of Internet services may, in the future, adopt rules treating such services similarly to basic voice telecommunications services. In addition, there is a risk that customers may attempt to use our network to access the Internet in countries that may prohibit or restrict such access or, after accessing the Internet, may create or view content or engage in other activities that certain countries may wish to prohibit or restrict. We may limit this risk by discontinuing such access if measures are taken or threatened by the pertinent authorities to restrict the use of our network for these purposes.

     Hosting Services. The hosting services that SAVVIS currently provides in the United States and other foreign countries are not considered telecommunications service. Our four data center facilities are designed to ensure a secure environment in which customers locate mission critical networking hardware, which enables us to provide value-added hosting management and service options including server management, operating system management, co-location, hardware management and space and environmental provisioning. In most countries, hosting is a relatively new product offering and therefore regulations do not specifically address it. We do not foresee, however, the emergence of any regulatory issues that will prevent us from selling our hosting services in accordance with our business plan. However, we cannot guarantee that governments will not institute laws and regulations that may impact the provision of these services.


Substantive Regulation in Key Markets

     The regulatory regimes applicable to countries in North America (United States and Canada), the European Union and the Asia Pacific Rim, our three major regional markets, are summarized below.


North America

     United States. We believe that the regulatory framework governing the provision of telecommunications services in the United States permits us to offer all of our planned services without significant legal constraints. We provide these services on a resale basis today, however, we have entered into certain agreements that will enable us to provide these services on a facilities basis, as well. To the extent that any of these planned or future services require prior authorization, either by the Federal Communications Commission ("FCC"), or by a state public utility commission, we believe there is no significant risk that such an application would be denied or would face processing delays that would have a material adverse effect on us.

     Nevertheless, services offered over the Internet or using Internet protocol may present distinct regulatory issues. Advancements in technology, moreover, are increasingly narrowing the distinctions, from a customer's perspective, between traditional or basic telecommunications services and Internet protocal or Internet based services, and thus may lead regulators to reassess their treatment of such services. The regulatory classification and treatment of some of these services has not been resolved authoritatively in the United States, at either the federal or state levels, and it is possible that various Internet-related services will be subject to prior authorization and to as yet undefined terms and conditions under which such authorizations may be granted.

     The Telecommunications Act of 1996 distinguishes between telecommunications services, which are regulated at the federal level by the FCC, and information services, which are not. This Act defines "telecommunications services" as "transmission, between or among points specified by the user, of information of the user's choosing, without change in the form or content of the information as sent and received." This Act defines "information services" as "the offering of a capability for generating, acquiring, storing, transforming, processing, retrieving, utilizing, or making available information via telecommunications." The provisioning of telecommunications services on a common carrier basis requires authorization and is subject to tariff requirements, as well as contributions to a universal service fund ("USF") based on interstate and international revenues. Providers of telecommunications services on a private carrier basis are not required to obtain a specific authorization or files tariffs, but are required to make USF contributions based on international and interstate revenues. Intrastate telecommunications services are subject to regulation by the relevant state public utility commission and may be subject to licensing requirements, tariffs, and/or subsidy mechanisms.

     Certain services may have components of both "telecommunications" and "information." In its 1998 Report to Congress on Universal Service, the FCC identified such services as "hybrids," defined as "services in which a provider offers a capability for generating, acquiring, storing, transforming, processing, retrieving, utilizing or making available information via telecommunications, and as an inseparable part of that service transmits information supplied or requested by the user." The FCC has determined that certain hybrid services are exempt from federal regulation.

     We believe that the products and services we offer, whether on a facilities or resale basis, qualify as information services as defined by the Telecommunications Act or exempt hybrid services as classified by the FCC and thus are not subject to federal regulation. Nor do we believe that our services are subject to regulation by the various states in which we provide intrastate services. There is some risk that the FCC or a state commission could determine that our products and services require specific authorization or are subject to tariff filing or USF obligations or other regulations. In such case, we may be required to obtain such authorizations and/or comply with other regulatory obligations. We have no reason to believe, however, that any applications for federal or state authorizations would be denied or would face processing delays that would have a material adverse effect on us.

     There also is some uncertainty about the regulatory status of voice services provided over data networks. If we were to offer voice services in the future, there is some risk that those services could be subject to regulation and that those services could be treated similarly to voice services provided over conventional circuit-switched network facilities for purposes of making payments to local telephone companies for origination and termination of calls and for other purposes.

     Canada. Communications services in Canada are governed by the Telecommunications Act of 1993 and administered by the Canadian Radio-Television and Telecommunications Commission ("CRTC"). This Act requires that providers of international telecommunications services obtain a license; however, no specific license is required to provide domestic telecommunications services. SAVVIS has obtained a Class A License for the Provision of Basic International Telecommunications. With respect to facilities, an entity that wishes to own or operate a transmission facility to provide telecommunications services to the public for a fee must qualify as a Common Carrier. Because Canada has not fully liberalized its telecommunications market, Common Carriers may not be owned and controlled by foreign persons. Currently, we provide our services in Canada over lines leased from authorized providers. Although SAVVIS is pursuing the acquisition of transmissions facilities in Canada on an Indefeasible Right of Use ("IRU) basis, we do not believe that we will either "own or operate" the facility as defined by the Canadian Telecommunications Act and interpreted by the CRTC. Therefore, we do not believe we will be required to qualify as a Common Carrier in order to use these facilities to provide our services in Canada.

     European Union. In the last ten years, the European Union has established a comprehensive and flexible regulatory system, culminating in the full liberalization of telecommunication networks and services effective on January 1, 1998. By that date, ten European Union member countries were required to adopt a fully liberalized telecommunications regime. These countries were Austria, Belgium, Denmark, Finland, France, Germany, Italy, the Netherlands, Sweden and the United Kingdom. The five remaining European Union countries, Luxembourg, Ireland, Spain, Portugal and Greece, were allowed a derogation permitting them to delay the full liberalization of their telecommunications regime. As a result, Luxembourg liberalized its telecommunications regime on July 1, 1998; Spain and Ireland on December 1, 1998; Portugal on January 1, 2000; and Greece on December 31, 2000.

     The process of opening up the region's telecommunications markets was achieved through European Union legislation called directives. Directives are addressed to and binding on European Union member countries and require implementation into national law. There are two types of European Union directives relating to telecommunications: first, directives adopted by the European Commission aimed at liberalizing European Union markets and, second, directives adopted by the European Council aimed at ensuring that a minimum set of harmonized rules applies throughout the European Union. All 15 European Union member countries were obligated to incorporate the principles contained in these directives into their respective domestic legal frameworks. However, the impact of the European Union directives has been affected in some cases by delayed or inadequate implementation, as well as the irregular enforcement by the domestic regulatory authorities of some European Union member states. In addition, new market entrants may encounter cumbersome licensing and reporting requirements, difficulty negotiating interconnection agreements and obtaining local loops, and burdensome requirements concerning data protection and privacy.

     United Kingdom. The Telecommunications Act of 1984 provides the regulatory framework for the provision of telecommunications services in the United
Kingdom. The authorization regime established by this Act is largely infrastructure based, meaning that systems or facilities are licensed; services are generally exempted from individual license requirements. Accordingly, with minor exceptions, regulatory treatment under this Act does not hinge on whether the license applies to data or voice.

     SAVVIS provides its services over international private leased circuits ("IPLCs") and leased local loops which are not connected to the public switch and, as such, is not required to obtain an individual license. Our services are provided under the Telecommunications Services Class License. This Class License authorizes the provision of fixed telecommunications services of any description, other than international voice services, broadcasting and conditional access services. The class license allows us to connect our network to essentially any other licensed system and to provide commercial services to third parties from up to twenty premises. Internet access services are not subject to additional service-specific regulation.

     Germany. The legal framework for the deregulation of the telecommunications sector in Germany is contained in the Telecommunications Act of 1996, which became effective on August 1, 1996, and its implementing ordinances adopted since then. Under this Act, only two services require individual licenses: transmission, which requires a Class 4 license, and voice, which requires a Class 3. Non-voice services are not subject to individual licensing, however, notification to the regulator describing the services to be provided is required. We lease our IPLCs and local loops from authorized providers and do not provide voice services. Therefore, we are only subject to the notification procedure, which we have completed. Should we wish to own and operate facilities or provide voice services in the future, we might be required to obtain a Class 4 or Class 3 license. These licenses remain expensive, because Germany has yet to implement the EU directive requiring that license fees only reflect administrative costs.

     France. The legal framework for regulation in the telecommunications sector in France is set forth in the Telecommunications Act of 1996, which became effective on July 28, 1996, and subsequent decrees on interconnection, universal service, numbering, licensing and rights-of-way. This Act has liberalized most telecommunications services. The services that SAVVIS provides in France, whether over IPLCs are on an IRU basis, are governed by section L34.2, which provides that such telecommunications services may be provided without restriction, and as such do not require any form of authorization or notification. Were SAVVIS in the future to acquire dark fiber and light it, then it may be required to obtain a L33.1 license to establish and operate a public telecommunications network.

     Italy. Pursuant to Law No. 103 on Telecommunications of 1995 and subsequent decrees, the provision of telecommunications services in Italy to general public is subject to the granting of authorizations from the Ministry of Communications. Two of the authorizations are applicable to SAVVIS' services. The first covers the provision of telecommunications services through direct access to the public network, including Internet access services, and the second covers the provision of packet-switched data services or simple resale of capacity, including data transmission. For the provision of telecommunications services through switched access to the public network, a notice must be filed with the Ministry of Communication. SAVVIS has received both of the above referenced authorizations and provided the requisite notice.

     Asia-Pacific Rim. The last decade has witnessed dramatic changes across the Asia-Pacific Rim as emerging markets have begun to open their economies to trade and competition. The Asia-Pacific Economic Cooperation ("APEC"), established in 1989 in response to the growing interdependence among Asia-Pacific economies, has become the primary vehicle for promoting open trade and economic cooperation in the region. APEC includes 21 member countries, including the United States. With respect to telecommunications, degrees of liberalization vary significantly among the APEC members. Australia and New Zealand have fully liberalized the sectors. Japan, Singapore, and Taiwan have opened their markets to foreign competition, however, one or more factors, such as complicated and time-consuming regulatory procedures, lack of complete independence of regulators, and continued governmental ownership of incumbent operators, impose costs on new market entrants, restricting competition. China and the Philippines continue to restrict direct foreign investment in the telecommunications sector to minority ownership or prohibit it all together.

     Australia. The Australian telecommunications market is largely based on principles of self-regulation and open competition, introduced by the Telecommunications Act of 1997. Under this Act, the services SAVVIS provides have been deregulated and are not subject to licensing. Furthermore, SAVVIS leases the local loops and IPLCs in Australia and thus is not required to obtain a Carrier License. However, there are no regulatory impediments preventing SAVVIS from obtaining a Carrier License should we acquire our facilities in the future. We have, however, registered with the Telecommunications Industry Ombudsman, which provides a mechanism for addressing consumer complaints.

     Hong Kong. Telecommunications in Hong Kong is governed by the Telecommunications Ordinance which provides that no one shall operate a public telecommunications network or provide services without a license from the Office of the Telecommunications Authority ("OFTA"). Authorization to provide managed data network services and Internet access over public switched networks or IPLCs is covered by the Public Non-Exclusive Telecommunications ("PNETS") License, which SAVVIS has obtained.

     Japan. The legal framework for regulation in the telecommunications sector in Japan is governed by the Telecommunications Business Law of 1985. The Law distinguishes between Type I and Type II carriers, with the former installing and operating its own telecommunications circuit facilities, and the latter providing services with the use of circuit facilities leased from Type I carriers. Type II carriers are further divided into two sub-groups: Special Type II licensees are defined as carriers with large network capacity who provide service to many unspecified users or who provide international communications services; all other Type II carriers are classified as General Type IIs. Specific authorization is required to provide Type I or Special Type II services, while only prior notification is required to provide General Type II services. SAVVIS leases its facilities from Type I carriers and provides services covered under the Special Type II Telecommunications Business License, which it has received. If SAVVIS were to obtain its own facilities in the future, it would be required to obtain a Type I License. Under its WTO commitments, Japan has lifted foreign ownership restrictions on Type I carriers, however, the application procedures remain cumbersome and subject to substantial regulatory discretion.

     Singapore. Singapore introduced open competition and removed foreign ownership restrictions on April 1, 2000. Facilities-based operators are required to obtain individual licenses; service-based operators are authorized either by class license or individual license. There are no restrictions on the number of entrants in the sector. Both our managed data network and Internet access services fall under the Services-Based Operators (Individual) License category, which we have obtained. We are also authorized under the Class License for Store & Retrieve Value Added Network Services. As we currently lease transmission capacity from Facilities Based Operators ("FBO"), we are not required to obtain an FBO license; however, if we elect to operate our own facilities in the future, we would not anticipate any significant barriers to obtaining that license.

         Regulatory Assessment of Other Markets

     Europe, excluding European Union member countries. Telecommunications services are liberalized in varying degrees in European countries that are not EU members. As a matter of practice, Switzerland and Norway conform their regulatory frameworks to the European Union model and we are authorized to provide services to Bridge and third parties in both countries. In Poland, the new Telecommunication Law of 2000 lifted foreign ownership restrictions, permitting the provisioning of data networking and Internet access services upon notification to the regulator, which we have done. By contrast, in Hungary, upon filing the necessary notification, a foreign owned subsidiary may provide certain data networking services only to a defined closed user group and, upon receipt of necessary authorizations, may provide Internet access services. We anticipate filing application materials in the near future in Hungary, however, we cannot guarantee that we will obtain the requisite authorizations to provide services.

     Asia, excluding Australia, Hong Kong, Japan and Singapore. Regulatory regimes vary greatly in character throughout Asia. At the liberalized end of the spectrum, countries such as New Zealand have adopted policies that require no licenses to provide data networking and Internet access services and we are authorized to provide services in New Zealand both to individual Bridge and third parties. Other countries, such as Taiwan, are open to competition, but require service providers to comply with extensive licensing procedures; we have completed that process in Taiwan and hold a Type II Telecommunications License. At the more restrictive end, countries such as, Indonesia and Philippines require some minimum level of domestic ownership in order to provide data networking and Internet access services to persons other than Bridge;
regulations in countries such as China and Thailand restrict our ability to provide services to any customer.

         Central and South America/Caribbean

     Use of the Internet is growing rapidly throughout Latin America, due in large part to the introduction of competition and the lifting of foreign ownership constraints in the major markets of Argentina, Brazil and Chile. Individual licenses are generally required throughout the region in order to provide data networking and Internet access services. In Argentina, we have filed a license application for the Provision of Data Transmission and Value Added Services. In Brazil we have filed a license application for Specialized Network Services and Specialized Circuit Services. In Chile, we have filed for an Intermediate Concession for Value Added Services. Although we expect to obtain all of these approvals, we cannot assure you that we will obtain any of them. In Mexico, we are registered to provide Value Added Services for Bridge. However, foreign ownership restrictions prevent us from obtaining a license to provide services directly to other customers. In addition, the regulator Cofetel still lacks true independence and the incumbent operator continues to exercise monopoly-like powers. In December 2000, the United States requested that the WTO convene a panel to investigate Mexico's compliance with its obligations to provide foreign access to its telecommunications market under its WTO commitments.

         Middle East/Africa

     The telecommunications market in much of the Middle East and Africa remains largely closed to foreign competition in a wide range of services. In addition, some governments impose strict content restrictions and hold the network service providers liable for content that runs over the network. The market in South Africa, by contrast, is now open for SAVVIS to provide its services by obtaining a Value Added Network Services License. The incumbent operator, however, remains the only provider of local loops and has been reluctant to provision lines to unaffiliated companies. SAVVIS is in the process of preparing the license application materials, however, we cannot guarantee that we will obtain the authorization to provide our services in South Africa.


INTELLECTUAL PROPERTY

     We do not own any patents or registered trademarks, except for our business name and several product names for which we are in the process of applying, nor do we hold any material licenses, franchises or concessions. We enter into confidentiality and invention assignment agreements with our employees and consultants and control access to and distribution of our proprietary information.

EMPLOYEES

     As of December 31, 2000, we employed 589 full-time persons, 275 of whom were engaged in engineering, operations and customer service, 264 in sales and marketing, and 50 in finance and administration. Approximately 100 personnel were transferred from Bridge to SAVVIS upon the transfer of the Bridge network on February 18, 2000, and approximately 30 additional personnel were transferred from Bridge to SAVVIS into various departments subsequent to the network transfer. None of our employees is represented by a labor union, and we have not experienced any work stoppages to date. We consider our employee relations to be good.

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

RISKS RELATED TO OUR BUSINESS

OUR LARGEST CUSTOMER HAS FILED FOR PROTECTION UNDER THE BANKRUPTCY LAWS, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON US.

Effect of Bridge Bankruptcy on Our Revenues. Bridge is our largest customer, accounting for approximately 81% of our revenues in 2000. On February 15, 2001, Bridge's U.S. operating subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code. Bridge's financial condition, ability and willingness to meet its payment obligations under the network services agreement will affect our revenues and our ability to run our business. There can be no assurance that we will receive timely payments owed to us under the network services agreement from Bridge. The Bankruptcy Code may restrict the amount and recoverability of our claims against Bridge. In addition, under the automatic stay provisions of the Bankruptcy Code, we are currently prevented from exercising certain rights and remedies under our network services agreement with Bridge and from taking certain enforcement actions against Bridge. Under section 362 of the Bankruptcy Code, during a Chapter 11 case, creditors and other parties in interest may not do the following without bankruptcy court approval:

     o commence or continue judicial, administrative or other cases against the debtor that were or could have been commenced prior to commencement of the Chapter 11 case, or recover a claim that arose prior to commencement of the case;
     o    enforce any pre-petition judgments against the debtor;
     o take any action to obtain possession of or exercise control over the debtor's property or estates;
     o    create, perfect or enforce any lien against the debtor's property;
     o collect, assess or recover claims against the debtor that arose before the commencement of the case; or
     o set off any debt owing to the debtor that arose prior to the commencement of the case against a claim of such creditor or party-in-interest against the debtor that arose before the commencement of the case.

     As of March 31, 2001, Bridge owed us approximately $33 million (before offsetting our note due to Bridge), of which approximately $17 million represented claims that arose before Bridge filed for bankruptcy, approximately $2 million represented claims that arose after the commencement of the bankruptcy, and approximately $14 million represented claims with respect to Bridge's international operations which are not part of the bankruptcy proceedings.

     In addition, Bridge has the right, subject to bankruptcy court approval and certain other limitations, to assume and assign or reject executory, pre-petition contracts and unexpired leases. In this context, "assumption" requires Bridge to perform its obligations and cure all existing defaults under the assumed contract or lease and "rejection" means that Bridge is relieved from its obligations to perform further under the rejected contract or lease, but is subject to a claim for damages for the breach thereof subject to certain limitations contained in the Bankruptcy Code. Generally, any damages resulting from rejection are treated as general unsecured claims in the reorganization cases. Pre-petition claims that were contingent or unliquidated at the commencement of the Chapter 11 cases are generally allowable against the debtor in amounts to be fixed by the bankruptcy court or otherwise agreed upon. In the event that Bridge rejects the network services agreement, our expected revenues would be materially reduced and such reduction could have a material adverse effect on our business. It is unlikely that we would be able to replace the expected revenues from the Bridge network services contract with new customers or increased demand from existing customers on such a timetable that would allow us to meet our obligations to our suppliers under existing contracts. The data center we have constructed in St. Louis, Missouri is located on land owned by Bridge. Bridge has given its banks a mortgage on the land. We do not have a written agreement with Bridge and, because Bridge is in bankruptcy, we are not able to obtain one. If we are unable to come to an agreement with Bridge regarding the land on which the data center is located, such dispute between us and Bridge would have to be resolved by the bankruptcy court.

     Effect of Bridge Bankruptcy on Our Operations. Bridge provides to us many technical, administrative and operational services and related support
functions,   including  technical  and  customer  support  service  and  project management in the procurement and installation of equipment. Our network equipment, including our PrivateNAPs,(SM) is located in spaces subleased from Bridge. Bridge also provides to us additional administrative and operational services, such as payroll and accounting functions, benefit management and office space. If Bridge were to cease operations, liquidate its assets or reject all of these contracts or otherwise stop providing these services, our operations would be disrupted and we could face significant challenges and costs in assuming these services or finding an alternative to Bridge. This could impair our operations, adversely affect our reputation and harm our financial results.

     In addition, we sublease from Bridge some network assets that Bridge currently leases from General Electric Capital Corporation, or GECC. As of March 31, 2001, the aggregate amount of our capitalized lease obligations to Bridge was approximately $9.3 million. We do not have a direct relationship with GECC. Bridge has failed to perform its obligations under its agreements with GECC and with Savvis, including forwarding to GECC payments we made to Bridge, and as a result our rights to such network assets may be impaired. Furthermore, SAVVIS has deposited the the March and April 2001 payments, amounting to $ 1.2 million, into a separate account instead of making payment to Bridge, thus causing a default with Bridge under this lease.

     Sale of Our Shares by Bridge. Bridge has announced that it is seeking ways to sell its assets in bankruptcy, including the shares in our company that it owns. The sale of Bridge or the sale of all or substantially all of our shares owned by Bridge could result in a change of control in our company as Bridge currently owns approximately 48% of our outstanding common shares.

     Effect of Bridge Bankruptcy on Our Credit Facility. The Bridge bankruptcy constituted an event of default under our credit facility with Nortel Networks, Inc. Pursuant to the terms of the credit facility, the Bridge bankruptcy event of default resulted in the automatic acceleration of all amounts outstanding under the credit facility and the termination of the remaining commitments under the credit facility. As a result, we are not currently able to borrow under the credit facility and are therefore unable to perform our obligations under our equipment purchase agreements with Nortel and Level 3. While Nortel has not demanded that we repay amounts owed under the credit facility, all amounts incurred thereunder are due and payable and they have the right to demand payment at any time. We have requested from Nortel a waiver of defaults under the credit facility, however, there can be no assurance that a waiver will be granted. On February 20, 2001, we received a $20 million investment from affiliates of Welsh Carson in the form of a five year senior secured convertible note. Under the terms of that note, Welsh Carson has the right to declare the note due and payable upon the acceleration of any of our other indebtedness. As a result of the Nortel acceleration, Welsh Carson may have the right to declare the $20 million due and payable. We do not have the funds to repay amounts incurred under the credit facility or the Welsh Carson notes.

     Effect of Bridge Bankruptcy on Our Relationship with Our Vendors. On March 23, 2001 and on April 9, 2001 the bankruptcy court approved the following negotiated stipulations which directly involve us, Bridge and our vendors: (i) a stipulation among Bridge, SAVVIS and Sprint relating to interim post-petition payouts which have been/will be made to Sprint, (ii) a stipulation among Bridge, SAVVIS and MCI WorldCom relating to certain post-petition payments to be made to MCI WorldCom; (iii) a stipulation among Bridge, SAVVIS and AT&T relating to certain post-petition payments to be made to AT&T (iv) a stipulation between Bridge and SAVVIS relating to certain post-petition payments to be made by Bridge to us. If either us or Bridge were to default in the obligations under the stipulations, MCI/WorldCom, Sprint or AT&T would have the right to terminate the related services to us.


WE MAY BE REQUIRED TO CEASE OPERATIONS OR DECLARE BANKRUPTCY IF WE ARE UNABLE TO OBTAIN NEEDED FUNDING.

     As of March 31, 2001 we had approximately $10 million of unrestricted cash on hand. Assuming Bridge continues to make payments to us under the network services agreement, we currently have enough cash to run our business into May, 2001. We have retained Merrill Lynch & Co. to assist us in obtaining additional funding or to find a buyer for our company. Should we be unsuccessful in our efforts to raise additional capital, we may be required to cease operations or declare bankruptcy. It will be difficult to obtain funding so long as Bridge 's future remains uncertain.

     In addition, because of our low cash position, we are not current in our payments to many of our suppliers. As a result, any of these suppliers may decide to discontinue doing business with us in the future or may demand deposits or other security in order the ensure payment.

     Assuming that Bridge continues to make current payments under the network services agreement, we currently estimate that we will need approximately $300 million to have sufficient working capital to run our business, fund preexisting liabilities and debt service obligations, purchase capital equipment and continue to fund certain anticipated operating deficits through December 31, 2001. In addition, we expect to incur significant net losses, negative cash flow from operating activities and negative adjusted EBITDA at least through 2002. If we are unable to fund our business plan we may have to delay or abandon some or all of our expansion plans or otherwise forego market opportunities or may be forced to cease operations, any of which may have a material adverse effect on our business and prospects.

    On March 30, 2001, the closing bid of our common stock on the Nasdaq National Market was $.44 per share. The offering price of our common stock in our initial public offering in February 2000 was $24.00 per share. In the event we are able to raise additional funding through the issuance of our common stock or securities convertible into our common stock, our existing stockholders will likely suffer significant dilution.


THE AUDIT REPORT ACCOMPANYING OUR 2000 FINANCIAL STATEMENTS CONTAINS AN EXPLANATORY PARAGRAPH REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     Our losses from operations, our inability to raise additional financing and Bridge's voluntary filing for bankruptcy raise substantial doubt about our ability to continue as a going concern. As a result of these factors, among others, our independent auditors' report on our 2000 financial statements includes an explanatory paragraph regarding our ability to continue as a going concern. The appropriateness of reporting on a going concern basis is dependent upon, among other things, future profitable operations and the ability to generate sufficient cash from operations and financing sources to meet our obligations. As a result of the going concern qualification, potential investors or other financing sources may be averse to investing in us or loaning money to us because of the threat that we may forfeit on our obligations to repay any loan, we may file for bankruptcy in the future and/or the negative perception which may exist about a company with a going concern qualification.


BRIDGE MAY BE ENTITLED TO TERMINATE THE NETWORK SERVICES AGREEMENT OR COLLECT LIQUIDATED DAMAGES IF WE ARE NOT ABLE TO MEET QUALITY OF SERVICE LEVELS.

     Pursuant to the network services agreement with Bridge, we have agreed that the network will perform in accordance with specific quality of service standards within twelve months from the date we acquired the network, which was February 18, 2001. In the event we did not meet or do not continue to meet the required quality of service levels, Bridge will be entitled to credits and, in the event of a material breach of such quality of services levels, Bridge will be entitled to terminate the network services agreement and, whether or not the network service agreement is terminated, collect up to $50 million as liquidated damages once during any thirty-six-month period. At present, neither SAVVIS, nor to the best of our knowledge, Bridge has developed the software and or the monitoring tools necessary to determine whether or not SAVVIS is in compliance with the SLAs.


OUR LIMITED HISTORY, AND THE FACT THAT WE ONLY RECENTLY BEGAN OFFERING DATA NETWORKING AND HOSTING SERVICES, MAKES IT DIFFICULT FOR YOU TO EVALUATE OUR PERFORMANCE.

     Although we began commercial operations in 1996, we only began offering data networking and hosting services in 2000. We expect to generate a substantial portion of our revenues from these services in the future. In addition, many of our executive officers and key technical employees joined us in late 1999 and in 2000, and we have adopted our business strategies recently. Because of our short operating history, you have very limited operating and financial data about us upon which to base an evaluation of our performance and prospects and an investment in our common stock. Therefore, you should consider and evaluate our prospects in light of the risks and difficulties frequently encountered by rapidly growing companies, particularly companies in the rapidly evolving data networking, Internet access and hosting markets.


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


BRIDGE IS A PRIVATE COMPANY AND ACCORDINGLY ITS FINANCIAL INFORMATION IS NOT PUBLICLY AVAILABLE.

     As a private company, Bridge does not make its financial statements publicly available. Unless and until it becomes or is acquired by a public company, you should expect that it will not do so in the future. Bridge is currently undergoing reorganization under Chapter 11 of the Bankruptcy Code, and has offered all the assets of the company for sale under Section 363 of that Code. As a result, in the event we continue to provide services to Bridge under the network services agreement and Bridge continues to account for a significant portion of our revenues, you will not have access to financial information on Bridge in order to assess their ability to meet their obligations to us.


WE EXPECT TO CONTINUE TO INCUR SUBSTANTIAL LOSSES AND HAVE NEGATIVE OPERATING CASH FLOW.

     We incurred losses of approximately $20.0 million, $46.7 million and $164.9 million in 1998, 1999 and 2000 and had negative cash flows from operating activities of $20.6 million, $24.5 million and $73.6 million in these years. We expect to incur significant net losses, negative cash flow from operating activities and negative adjusted EBITDA at least through 2002.


WE EXPECT OUR OPERATING EXPENSES TO INCREASE SIGNIFICANTLY.

     From the date of the acquisition of SAVVIS by Bridge on April 7, 1999 through December 31, 2000, we had net losses aggregating approximately $203.5 million and net cash used in operating activities of approximately $91.9 million. As of December 31, 2000, our accumulated operating deficit was approximately $203.5 million, which reflects only our net losses since Bridge acquired our company on April 7, 1999. We expect our operating expenses to increase significantly, especially in the areas of data communications and operations expenses, and sales and marketing, as we continue to develop and expand our business. As a result, we will need to increase our revenues significantly to generate cash flow from our operations.


WE WILL CONTINUE TO INCUR LOSSES FROM THE OPERATION OF THE NETWORK TO PROVIDE SERVICES TO BRIDGE UNDER THE NETWORK SERVICES AGREEMENT UNTIL WE USE THE NETWORK EITHER TO PROVIDE ADDITIONAL SERVICES TO BRIDGE OR TO NEW SAVVIS CUSTOMERS.

     Under the network services agreement with Bridge, the amount we charge Bridge for the use of the network as configured on the date of the asset transfer was based on Bridge's then current cash costs of operating that network. As a result, we will continue to incur losses from the operation of the network to provide services to Bridge until we either provide additional services to Bridge, such as connecting new customers of Bridge, add additional connections to existing SAVVIS customers, or provide services to new customers of SAVVIS. We cannot guarantee that we will continue to sell enough new additional services to become cash flow positive or profitable.


WE ARE OBLIGATED TO PROVIDE NETWORK SERVICES TO BRIDGE FOR A PERIOD OF UP TO FIVE YEARS AFTER THE TERMINATION OF THE NETWORK SERVICES AGREEMENT AT THE RATES IN EFFECT AT THE DATE OF THE AGREEMENT'S TERMINATION.

     We are required to provide network services to Bridge under the network services agreement for a period of up to five years subsequent to the termination of the agreement. These services must be provided to Bridge at the rates in effect for our third party customers at the date of the agreement's termination. Should our communications costs rise within that five-year period and the price to be paid by Bridge is less than the cost incurred by us to provide the service, such services will be priced at a loss to us.


THE PURCHASE OF THE NETWORK ASSETS FROM BRIDGE RESULTED IN A PREFERENTIAL DISTRIBUTION TO BRIDGE.

     Because we recorded the network assets purchased from Bridge at Bridge's historical net book value, the excess of the payments to Bridge over the net book value, approximately $69 million, was treated for accounting purposes as a preferential distribution to Bridge. As a result our stockholders' equity has been reduced and purchasers of our common stock in our initial public offering experienced a dilution in tangible book value per share.


OUR FAILURE TO MANAGE OUR GROWTH EFFECTIVELY COULD IMPAIR OUR BUSINESS.

     If we are able to obtain funding, we expect our business to continue to grow rapidly, which may significantly strain our management, financial, customer support, sales, marketing and administrative resources, as well as our network operations and our management and billing systems. Such a strain on our managerial, operational and administrative capabilities could adversely affect the quality of our services and our ability to generate revenues. To manage our growth effectively, we will have to further enhance the efficiency of our operational support and other back office systems, and of our financial systems and controls. We will also have to expand, train and manage our employees and third-party providers to handle the increased volume and complexities of our business. In addition, if we fail to project traffic volume and routing preferences correctly, or fail to determine the appropriate means of expanding our network, we could lose customers, make inefficient use of our network, and have higher costs and lower profit margins.


WE ARE CONTROLLED BY PARTIES WHOSE INTERESTS MAY NOT BE ALIGNED WITH YOURS.

     Bridge and investment partnerships sponsored by Welsh Carson currently own approximately 48% and 16% of our outstanding common stock, respectively. In addition, Welsh Carson partnerships own approximately 38% of Bridge's outstanding voting stock. On February 20, 2001, in order to obtain additional funding for our operations, we issued $20 million in the aggregate of our 10% convertible secured notes due 2006 to investment partnerships sponsored by, and individuals affiliated with, Welsh Carson. These notes are convertible into our common stock at $1.31 per share, which was the closing bid of our common stock the day prior to the execution of the securities purchase agreement, and are secured by our data center in Hazelwood, MO. After giving effect to the conversion of $20 million in the aggregate of our senior secured convertible notes held by Welsh Carson affiliates, Welsh Carson affiliates would own approximately 34% of our outstanding common stock and Bridge would own 38%.

     Decisions concerning our operations or financial structure may present conflicts of interest between Bridge and Welsh Carson affiliates and our other stockholders.

     We entered into a number of agreements with Bridge relating to the acquisition of Bridge's global Internet protocol network and to our provision of global data networking services to Bridge. In addition, Bridge provides various support services to us. Because we were controlled by Bridge during the negotiation of the agreements, we cannot assure you that these agreements are comparable to those that would have been reached had the terms been negotiated on an arm's-length basis.


WE DEPEND ON KEY PERSONNEL. IF WE ARE UNABLE TO HIRE AND RETAIN QUALIFIED PERSONNEL, WE MAY BE UNABLE TO IMPLEMENT OUR BUSINESS STRATEGY EFFECTIVELY.

     Our future performance depends to a significant degree on the continued contributions of our management team, sales force and key technical personnel. In particular, we depend on Robert McCormick, our Chairman of the Board and Chief Executive Officer. Mr. McCormick was appointed Chief Executive Officer in November 1999. In addition, our business plan contemplates the significant expansion of our field sales organization and the retention of our established inside sales, marketing and product management staff. The industries in which we compete are characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. As a result, we may have difficulty in hiring and retaining highly skilled employees. Our future performance depends on our ability to attract, retain and motivate highly skilled employees. In the event of a change of control at our company, which could occur as result of the Bridge bankruptcy or our need for additional financing, the outstanding and unvested options held by some of our officers and other key employees will vest, which may make retaining such officers and key employees more difficult.


FAILURES IN OUR NETWORK OR WITH THE NETWORK OPERATIONS CENTER COULD DISRUPT OUR ABILITY TO PROVIDE OUR DATA NETWORKING, INTERNET ACCESS AND HOSTING SERVICES, WHICH COULD HARM OUR BUSINESS AND INCREASE OUR CAPITAL COSTS.

    Our ability to successfully implement our business plan depends upon our ability to provide high quality, reliable services. Interruptions in our ability to provide our data networking, Internet access and hosting services to our customers could adversely affect our business and reputation. Our operations depend upon our ability to protect our equipment and network infrastructure, including connections to our communications transmission, or backbone, providers, and our customers' data and equipment, against damage from natural disasters, as well as power loss, telecommunications failure and similar events. The occurrence of a natural disaster or other unanticipated problem could result in interruptions in the services we provide to our customers and could seriously harm our business and business prospects.


WE ARE HIGHLY DEPENDENT ON OUR SUPPLIERS, AND ANY INTERRUPTIONS COULD IMPAIR OUR SERVICE TO OUR CUSTOMERS.

     If we are unable to obtain required products or services from third-party suppliers on a timely basis and at an acceptable cost, we may be unable to provide our data networking, Internet access and hosting services on a competitive and timely basis. We are dependent on other companies to supply various key components of our infrastructure, including network equipment, backbone connectivity, the connections from our customers to our network, which we call local access, and connection to other Internet network providers. If our suppliers fail to provide products or services on a timely basis and at an acceptable cost, we may be unable to meet our customer service commitments and, as a result, we may experience increased costs or loss of revenue.


IF WE ARE UNABLE TO EXPAND OUR NETWORK AS EXPECTED, OUR RESULTS OF OPERATIONS WOULD BE ADVERSELY AFFECTED.

     Our success will depend on our ability to continue to expand and upgrade our network on a timely, cost-effective basis. A number of factors could hinder the expansion and upgrade of our network. These factors include cost overruns, the unavailability of appropriate facilities, communications capacity or additional capital, strikes, shortages, delays in obtaining governmental or other third-party approvals, natural disasters and other casualties, and other events that we cannot foresee. In addition, expanding or enhancing our network, including through hardware or software upgrades, could result in unexpected interruptions of services to our customers.


IF OUR ESTIMATES REGARDING OUR TRAFFIC LEVELS ARE NOT CORRECT, WE MAY HAVE TOO MUCH OR TOO LITTLE CAPACITY.

     We rely on other carriers to provide several data transmission services. We generally lease or purchase data transmission capacity before we have secured customers. Our leased or purchased capacity costs are typically fixed monthly payments based on the capacity made available to us. Our failure to correctly estimate transmission capacity could increase the cost or reduce the quality of our services. Underestimation of traffic levels could lead to a shortage of capacity, requiring us to lease or purchase more capacity, which may be at unfavorable rates, or could lead to a lower quality of service because of increased data loss and latency. Overestimation of traffic levels, because our traffic volumes decrease or do not grow as expected, would result in idle capacity, thereby increasing our per-unit costs.


WE HAVE EXPERIENCED  CUSTOMER  TURNOVER IN THE PAST AND MAY CONTINUE TO DO SO IN
THE  FUTURE.   IF  WE  CONTINUE  TO  EXPERIENCE   CUSTOMER  TURNOVER  WITHOUT  A
CORRESPONDING GROWTH IN NEW CUSTOMERS, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

     Customer turnover in the Internet access business is high. Customer loss results in loss of future revenue from subscribers who discontinue or reduce their services. Customer loss occurs for several reasons, such as voluntary disconnection by subscribers who choose to switch to a competing service and termination by Internet access providers for nonpayment of bills or abuse of the network. We have experienced customer turnover in the past and as our subscriber base grows and the industry matures, our customer loss may continue or even increase. In addition, due to the downturn in the technology and Internet sector of the economy, we may see increased customer turnover as these customers reduce their operations or cease to do business. If, in the future, we were to lose a large number of customers without signing contracts with new customers, there could be an adverse impact on our business.


OUR BRAND IS NOT AS WELL KNOWN AS SOME OF OUR COMPETITORS'. FAILURE TO DEVELOP BRAND RECOGNITION COULD HURT OUR ABILITY TO COMPETE EFFECTIVELY.

     We need to strengthen our brand awareness to realize our strategic and financial objectives. Many of our competitors have well-established brands associated with the provision of data networking, Internet access and hosting services. The promotion and enhancement of our brand also will depend in part on our success in continuing to provide high quality Internet access services and in providing high quality data networking and hosting services. We cannot assure you that we will be able to maintain or achieve these levels of quality.


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


WE MAY NOT BE ABLE TO MEET THE OBLIGATIONS UNDER OUR SERVICE LEVEL AGREEMENTS.

     We have service level agreements with all of our Internet access and collocation customers in which we provide various guarantees regarding our levels of service. In addition, the network services agreement with Bridge requires levels of service and we offer service level agreements to other data networking customers. If we fail to provide the levels of service required by these agreements, our customers may be entitled to terminate their relationship with us or receive service credits for their accounts. If Bridge or a significant number of other customers become entitled to exercise, and do exercise, these rights, our revenues could be materially reduced.


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

          o    the adverse impact on our annual effective tax rate;

          o    difficulty in maintaining controls, procedures and policies; and

          o the impairment of relationships with employees, suppliers and customers as a result of any integration.


WE FACE REGULATORY RESTRICTIONS IN A SIGNIFICANT NUMBER OF COUNTRIES THAT HAVE DELAYED AND MAY PREVENT US FROM ACQUIRING OR OPERATING BRIDGE ASSETS LOCATED IN THESE COUNTRIES. WE ALSO FACE REGULATORY RESTRICTIONS IN A SIGNIFICANT NUMBER OF COUNTRIES THAT MAY PREVENT US FROM PROVIDING SERVICES TO CUSTOMERS OTHER THAN BRIDGE.

     At the time of the asset transfer on February 18, 2000 between SAVVIS and Bridge, regulatory restrictions prevented SAVVIS from acquiring and operating Bridge assets in ten countries. Due to policy liberalizations, regulations no longer prevent us from obtaining the proper authorizations in South Africa and Poland. However, regulatory restrictions remain in place in the eight countries concentrated in the Middle East and Asia that prevent us from acquiring the Bridge network assets located in these countries. The net book value of these assets at December 31, 2000, was approximately $1.2 million. These countries are:

          o Middle East--Bahrain, Kuwait, Saudi Arabia and the United Arab Emirates; and

          o    Asia -- China, India, Macau and Thailand.

Regulations in the following seven countries permit us to acquire and operate the Bridge network assets located in these countries upon obtaining proper regulatory authorization, which we are in the process of pursuing. The net book value of these assets as of December 31, 2000, was approximately $.6 million. These countries are:

          o    Europe -- Greece, Hungary and Poland;

          o    Africa -- South Africa;

          o    Asia -- Malaysia; and

          o    Americas -- Bahamas and Venezuela.

     We are obligated to acquire the network assets from Bridge in each of these fifteen countries at book value once we have received the required approvals. We cannot assure you, however, that we will be able to comply with the regulatory and other requirements necessary to allow us to acquire these assets. At present, we do not know the extent to which Bridge, its international affiliates or any future purchaser of all or a substantial part of its international operations will continue to operate in these countries due to the uncertainties surrounding the overall resolution of Bridge's bankruptcy proceedings, which may impact our ability to acquire the assets not already transferred by Bridge to SAVVIS.

     To date, we have acquired the Bridge assets in over thirty-five countries; in each one of these countries, we are authorized to deliver network services to Bridge, but not necessarily to third parties. Providing services to third parties in some of these countries requires a separate authorization or may not be permitted under current regulations. We are currently authorized to provide networking services to third parties in twenty-four countries. We are in the process of pursuing authorizations to provide services to third parties in an additional ten to fifteen countries. We cannot assure you, however, that we will be able to comply with the regulatory and other requirements necessary to allow us to provide services in these countries to third parties.


NUMEROUS FACTORS MAY CAUSE FLUCTUATIONS IN OUR QUARTERLY REVENUES AND OPERATING RESULTS, AS WELL AS IMPACT OUR LONG-TERM VIABILITY.

     Our quarterly revenues and operating results have fluctuated in the past and are likely to fluctuate significantly from quarter to quarter in the future due to a number of factors. These factors include the following:

          o demand for and market acceptance of our data networking, Internet access and hosting services;

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

     Other factors, which are beyond our control, may also affect us, including:

          o conditions specific to the data networking, Internet access and hosting services industries, as well as general economic factors;

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


RISKS RELATED TO OUR INDUSTRY


DATA AND VPN NETWORKING, DEDICATED ACCESS AND HOSTING SERVICES ARE NEW AND RAPIDLY GROWING MARKETS, BUT THIS GROWTH MAY NOT CONTINUE.

     According to International Data Corporation, Forrester Research, Meta Group, and Infonetics, leading independent research firms, the market for data networking and VPN's, Internet access, and hosting services has been growing rapidly. If these markets do not grow as expected, or our anticipated share of that market does not grow as expected, our revenues could be less than expected.

     In addition the market for VPN's and hosting are in an early stage of growth. As a consequence, current and future competitors are likely to introduce competing services, and it is difficult to predict the rate at which the market will grow or at which new or increased competition will result in market saturation. We face the risk that the market for VPN networking and hosting may fail to develop or may develop more slowly than we expect, or that our services may not achieve widespread market acceptance. Furthermore, we may be unable to market and sell our services successfully and cost-effectively to a sufficiently large number of customers.


THE CURRENT GENERAL ECONOMIC DOWNTURN IS ADVERSELY AFFECTING OUR INDUSTRY.

     In the last 12 months, the U.S. economy has suffered a sharp decline. The telecommunications industry has been particularly hard hit by this downturn. We, like many telecommunications companies, have seen our stock price fall dramatically, and our ability to raise additional funding in the public and private markets has been severely limited. Many of our customers have reduced their expenditures for telecommunications services, including our services, and in some cases delayed decisions to roll out our services or decisions to make initial evaluations of our services. Some of our customers, which are startup or emerging businesses themselves, have experienced a sharp decline in their businesses. We may experience difficulty in the future with respect to the collections of receivables. Some of our vendors are also telecommunications companies and are also experiencing difficulties. One of our vendors has filed for protection under the federal bankruptcy laws and is going out of business, which has caused disruption of service for our customers. A continuation of this economic downturn, and the results thereof, could have a material and adverse effect on our business.


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


GROWTH IN INTERNET ACCESS BUSINESS MAY BE HAMPERED BY SOME COMPANIES' RELUCTANCE TO ADOPT INTERNET STRATEGIES FOR COMMERCE AND COMMUNICATION.

     The adoption of Internet strategies for commerce and communications, particularly by those individuals and enterprises that have historically relied upon alternative means of commerce and communication, generally requires an understanding and acceptance of a new way of conducting business and exchanging information. In particular, enterprises that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new strategy that may make their existing personnel and infrastructure obsolete. The failure of the market for business-related Internet services to further develop could cause our revenues to grow more slowly than anticipated and reduce the demand for our Internet access and hosting services.


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


THE MARKETS FOR DATA NETWORKING, INTERNET ACCESS AND HOSTING ARE HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

     The markets for data networking, Internet access and hosting services are extremely competitive, and there are few significant barriers to entry. We expect that competition will intensify in the future, and we may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully in these markets. Many of our existing Internet access data networking and hosting competitors have greater market presence, engineering and marketing capabilities and financial, technological and personnel resources than we do. As a result, as compared to us, our competitors may:

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

     Our competitors include:

          o backbone providers that may provide us connectivity services, including AT&T, Cable & Wireless plc, GTE Internetworking, Sprint Corporation and UUNET, an MCI WorldCom company;

          o    global,  national  and  regional  telecommunications   companies,
               including regional Bell operating companies and providers of satellite bandwidth capacity; and

          o    global, national and regional Internet service providers.

     We expect that new competitors will enter the data networking, Internet access and hosting markets. Such new competitors could include computer hardware, software, media and other technology and telecommunications companies, as well as satellite and cable companies. A number of telecommunications companies and online service providers currently offer, or have announced plans to offer or expand, their data networking services. Further, the ability of some of these potential competitors to bundle other services and products with their data networking services could place us at a competitive disadvantage. For example, Reuters Group plc, a news and financial information distributor, and Equant N.V., an international telecommunications provider, formed a joint venture for the purposes of offering Internet protocol network services to the financial services industry. Various companies are also exploring the possibility of providing, or are currently providing, high-speed data services using alternative delivery methods, including the cable television infrastructure, direct broadcast satellites, all optical networks, gigabit ethernet, wireless cable and wireless local access. In addition, Internet backbone providers may benefit from technological developments, such as improved router technology, that will enhance the quality of their services.


OUR FAILURE TO ACHIEVE DESIRED PRICE LEVELS COULD IMPACT OUR ABILITY TO ACHIEVE PROFITABILITY OR POSITIVE CASH FLOW.

     We expect competition and other factors to continue to cause pricing pressure in the markets we serve. Prices for data and VPN networking and Internet access and services have decreased significantly in recent years, and we expect significant price declines in the future. In addition, by bundling their services and reducing the overall cost of their services, telecommunications companies that compete with us may be able to provide customers with reduced communications costs in connection with their data networking, Internet access or hosting services, thereby significantly increasing pricing pressure on us. We may not be able to offset the effects of any such price reductions even with an increase in the number of our customers, higher revenues from enhanced services, cost reductions or otherwise. In addition, we believe that the data networking and VPN's and Internet access and hosting industries are likely to continue to encounter consolidation in the future. Increased price competition or consolidation in these markets could result in erosion of our revenues and operating margins and could prevent us from becoming profitable.


NEW TECHNOLOGIES COULD DISPLACE OUR SERVICES OR RENDER THEM OBSOLETE.

     New technologies or industry standards have the potential to replace or provide lower cost alternatives to our Internet access services, data networking and hosting services. The adoption of such new technologies or industry standards could render these services obsolete or unmarketable. For example, these services rely on the continued widespread commercial use of the set of protocols, services and applications for linking computers known as Internet protocol. Alternative sets of protocols, services and applications for linking computers could emerge and become widely adopted. Improvements in Internet protocol could emerge that would allow for the assignment of priorities to data packets in order to ensure their delivery in the manner customers prefer, as well as other improvements, which could eliminate one advantage of the ATM architecture of our network. We cannot guarantee that we will be able to identify new service opportunities successfully and develop and bring new products and services to market in a timely and cost-effective manner, or that products, software and services or technologies developed by others will not render our current and future services non-competitive or obsolete. In addition, we cannot assure you that our current and future services will achieve or sustain market acceptance or be able to address effectively the compatibility and interoperability issues raised by technological changes or new industry standards. If we fail to anticipate the emergence of, or obtain access to, a new technology or industry standard, we may incur increased costs if we seek to use those technologies and standards or our competitors that use such technologies and standards may use them more cost-effectively than we do.


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

     National regulatory frameworks that are consistent with the policies and requirements of the World Trade Organization have only recently been, or are still being, put in place in many countries. Many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market. As a result, in these markets, we may encounter more protracted and difficult procedures to obtain licenses and negotiate interconnection agreements.

     Our operations are dependent on licenses and authorizations from governmental authorities in most of the foreign jurisdictions in which we operate or plan to operate. These licenses and authorizations generally will contain clauses pursuant to which we may be fined or our license may be revoked. Such revocation may be on short notice, at times as short as 30 days' written notice to us. We may not be able to obtain or retain the licenses necessary for our operations.

ADOPTION OR MODIFICATION OF GOVERNMENT REGULATIONS RELATING TO THE INTERNET COULD HARM OUR BUSINESS.

     There is currently only a small body of laws and regulations directly applicable to access to or commerce on the Internet. However, existing laws have been applied to Internet transactions in a number of cases. Moreover, due to the increasing popularity and use of the Internet, international, national, federal, state and local governments may adopt laws and regulations that affect the Internet. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be predicted accurately. The adoption of any future laws or regulations might decrease the growth of the Internet, decrease demand for our services, impose taxes or other costly technical requirements or otherwise increase the cost of doing business on the Internet or in some other manner have a significantly harmful effect on us or our customers. The U.S. government and/or state governments also may seek to regulate some segments of our activities as it has with basic telecommunications services. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. We cannot predict accurately the impact, if any, that future laws and regulations or changes in laws and regulations may have on our business.

RISKS RELATED TO OUR COMMON STOCK

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET IF WE ARE UNABLE TO MAINTAIN A STOCK PRICE ABOVE $1.00 PER SHARE.

     In order to continue being listed on the Nasdaq National Market, our common stock must maintain a closing bid price of $1.00 per share. March 9, 2001 was the last day on which the closing bid price of our common stock was $1.00. If our closing bid price remains below a $1.00 for 30 consecutive trading days, and if the closing bid price is not at least $1.00 for ten consecutive days within the next 90 calendar days, Nasdaq may delist our common stock from the Nasdaq National Market. If our common stock were delisted, there would be a reduction in the market liquidity for our common stock. Such a reduction in liquidity would likely reduce our ability to raise capital and would have a significant negative impact on our business plans and operations, including our ability to acquire new businesses and develop new products. If our common stock were not listed or quoted on another market or exchange an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of our common stock. Additionally, if our common stock is delisted from the Nasdaq National Market and we fail to obtain listing or quotation on another market or exchange, broker-dealers may be less willing or able to sell and/or make a market in our common stock.


A SIGNIFICANT NUMBER OF OUR SHARES ARE ELIGIBLE FOR RESALE AND BRIDGE INTENDS TO SELL ADDITIONAL SHARES OF OUR COMMON STOCK IN THE FUTURE. THIS COULD REDUCE OUR STOCK PRICE AND IMPAIR OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

     We have 93,842,498 shares of common stock outstanding as of March 31, 2001, almost all of which are available for resale beginning at various points of time in the future. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline. Those sales also might make it more difficult for us to sell equity and equity-related securities in the future at a time and at a price that we consider appropriate. In particular, Bridge has indicated to us that it intends in the future to sell a portion of its shares of our common stock which may include sales in the open market or in private placements or sales to strategic investors.


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

ITEM 2.  PROPERTIES.

     Our executive offices are located in Herndon, Virginia and consist of an 80,000 square foot facility with a ten year lease that is set to expire in 2010. We lease facilities for our sales offices and network equipment in a number of metropolitan areas. We also lease approximately 10,000 square feet for office facilities from Bridge in St. Louis, Missouri. We have constructed a 35,000 square foot data center in Hazelwood, Missouri, on land owned by Bridge for which no written agreement exists with Bridge. We have leased 34,000 square feet in San Francisco for our new data center (opened in December, 2000), for which the lease expires in 2010, and, 35,000 square feet in both Boston and New York that may be used for future data centers.

     We believe that our existing facilities, including the additional space, are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.


ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not currently involved in any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the shareholders during calendar year 2000.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


(A)(1) MARKET PRICE OF COMMON STOCK.

     Our common stock, $.01 par value per share, has been quoted on the Nasdaq National Market under the symbol "SVVS" since our initial public offering on February 15, 2000. Prior to February 15, 2000, there was no established trading market for our shares of common stock. As of March 31, 2001, there were approximately 514 holders of record of our common stock. The following table lists, on a per share basis for the periods indicated, the high and low closing sale prices for the common stock as reported by the Nasdaq National Market:





      Quarter Ended                               High             Low
      -------------                            ---------       ---------
      March 31, 2000                           $  24.625       $ 15.9375
      June 30, 2000                               17.125         10.8750
      September 30, 2000                          14.750          7.6875
      December 31, 2000                            8.000           .8125


     We have not declared or paid any cash dividends on our common stock since our inception. We do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate we will retain any earnings for use in our operations and the expansion of our business. In addition, we are restricted from paying dividends by the terms of our credit agreement.


(A)(2) RECENT SALES OF UNREGISTERED SECURITIES

     Between January 1, 2000 and December 31, 2000, we granted options to purchase 2,924,500 shares of our common stock to a total of 402 of our employees (159,500 options at $.50 per share; 858,500 at $10.00 per share; 15,000 at
$19.6875 per share; 169,000 at $13.875 per share; 132,000 at $14.9375 per share;
206,000 at $13.0625 per share;  152,000 at $11.75 per share;  398,500 at $8.9375 per share; 170,000 at $8.00 per share; 282,375 at $3.6875 per share and; 381,625 options at $2.00 per share). In that same period, we granted options to purchase 60,000 shares of our common stock to a total of 64 employees of Bridge and options to purchase 45,000 shares of our common stock to three non-employee members of our Board of Directors, each at an exercise price of $.50 per share. All of these options were granted pursuant to our stock option plan. These option grants were effected in transactions not subject to, or exempt from, the registration requirements of the Securities Act of 1933, and these transactions were effected without the use of an underwriter.

     During the fiscal year ended December 31, 2000, proceeds of approximately $.5 million were generated from the exercise of options for 995,780 shares of our common stock. There were no underwriting discounts, commissions or significant expenses attributable to these proceeds. We used the proceeds for general working capital expenses incurred in the ordinary course of business. All of the options had been granted under our stock option plan. We issued the shares in reliance on the exemption from registration provided by Rule 701 under the Securities Act of 1933.

     On February 16, 2001, we entered into a securities purchase agreement and certain related agreements and documents with two investment entities sponsored by Welsh Carson and several individuals affiliated with Welsh Carson. Pursuant to the terms of the securities purchase agreement, the Welsh Carson entities and affiliated individuals agreed to purchase $20 million aggregate principal amount of our 10% convertible senior secured notes due 2006. Subject to the terms of the notes, the holders of the notes have the right, at their option at any time, to convert all or any portion of the unpaid principal amount of the notes together with accrued interest, into such number of shares of our common stock as is obtained by dividing the total amount so to be converted by the conversion price of $1 5/16. The notes were issued without registration under the Securities Act of 1933 in reliance on the exemption from registration contained in Section 4(2) of the Securities Act, and the issuances were effected without the use of an underwriter.

(B)  USE OF PROCEEDS

     The Registration Statement on Form S-1 (the "Registration Statement") relating to the initial public offering of our common stock (File No. 333-90881) was declared effective by the SEC on February 14, 2000. We have used approximately $127 million from the net proceeds of $333 million of our initial public offering for payment to Bridge for the purchase of the network and the preferential distribution and to reduce indebtedness to Bridge. Additionally, approximately $100 million has been used for non-financed capital expenditures, and approximately $74 million was used for general working capital purposes and network expansion.


ITEM 6.  SELECTED FINANCIAL DATA.

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

     On April 7, 1999, Bridge acquired all our equity securities and accounted for this acquisition as a purchase transaction. Since the purchase transaction resulted in our company becoming a wholly owned subsidiary of Bridge, SEC rules required us to establish a new basis of accounting for the purchased assets and liabilities. The accounting for the purchase transaction has been "pushed down" to the financial statements of SAVVIS. Therefore, the purchase price has been allocated to the underlying assets purchased and liabilities assumed based on the estimated fair market values of these assets and liabilities at the acquisition date. As a result of the application of fair value accounting, intangibles, goodwill, other liabilities and stockholders' equity were increased in the SAVVIS consolidated balance sheet. The consolidated balance sheet data as of December 31, 2000, December 31, 1999 and consolidated statement of operations data for the year ended December 31, 2000 and the period from April 7, 1999 through December 31, 1999 reflect our acquisition by Bridge and are labeled "Successor." The financial data for the periods prior to the acquisition are labeled "Predecessor."

     On September 10, 1999, Bridge sold in a private placement approximately 25% of its equity ownership in SAVVIS to existing shareholders of Bridge, at which time Welsh Carson purchased from Bridge a 12% interest in SAVVIS. On February 28, 2000, Bridge completed the sale of an additional 6,250,000 shares of SAVVIS common stock to Welsh Carson at $24 per share, for a total cash consideration of $150 million. As of March 31, 2001, Bridge and Welsh Carson owned approximately 48% and 16% of our outstanding common stock, respectively.

     The initial public offering of our common stock was completed on February 18, 2000. A total of 14.875 million shares were sold by us in the offering at $24 per share. We received net proceeds from this transaction of approximately $333 million, of which approximately $121 million was paid to Bridge for the IP network, as described below, and $6 million for debt reduction.

     Simultaneous with the completion of the public offering, we purchased or subleased Bridge's global Internet protocol network assets. The final purchase price of the assets (at Bridge's carrying value), after the determination for and reconciliations of the specific assets purchased, was approximately $77 million, of which approximately $52 million was paid from the offering proceeds. We also paid a $69 million preferential distribution to Bridge. Additionally, we assumed capital lease obligations of approximately $25 million related to these network assets.

     We calculate adjusted EBITDA as consolidated earnings (loss) before depreciation and amortization, taxes, interest income and expense, non-cash compensation and asset impairment and write-down charges. We have included information concerning adjusted EBITDA because our management believes that in our industry such information is a relevant measurement of a company's financial performance and liquidity. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States of America, is not indicative of cash used by operating activities and should not be considered in isolation or as an alternative to, or more meaningful than, measures of operating performance determined in accordance with accounting principles generally accepted in the United States of America. Additionally, our calculation of adjusted EBITDA may not be comparable to similarly titled measures of other companies, as other companies may not calculate it in a similar manner.

                                                       PREDECESSOR                                    SUCCESSOR
                                       --------------------------------------------   ---------------------------------------------
                                                 YEARS ENDED DECEMBER 31,             PERIOD FROM      PERIOD FROM      YEAR ENDED
                                       --------------------------------------------   JANUARY 1 TO      APRIL 7 TO      DECEMBER 31,
                                           1996            1997            1998       APRIL 6, 1999  DECEMBER 31, 1999     2000
                                       ------------    ------------    ------------   -------------    ------------    ------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:

Revenues:
Managed data networks (including
   $149,805 from Bridge in 2000) ...   $         --    $         --    $         --    $         --    $         --    $    151,733
Internet access (including $1,844
   from Bridge in 2000) ............            290           2,395          12,827           5,303          17,501          32,542
Other ..............................             --             363             847             137           1,048           2,049
                                       ------------    ------------    ------------    ------------    ------------    ------------
   Total revenues ..................            290           2,758          13,674           5,440          18,549         186,324

Direct costs and operating expenses:
   Data communications and
      operations (1) ...............          1,044          11,072          20,889           6,371          21,183         211,750
   Sales and marketing (2) .........            328           1,777           8,155           2,618           9,924          33,892
   General and administrative (3) ..            876           3,353           4,090           2,191           8,906          24,361
   Depreciation and amortization ...            153             631           2,288             817          14,351          60,511
   Asset impairment and other
      write-downs of assets ........             --              --              --           1,383              --           2,000
   Non-cash equity-based
      compensation .................             --              --              --              --           1,500          14,459
                                       ------------    ------------    ------------    ------------    ------------    ------------
   Total direct costs and
      operating expenses ...........          2,401          16,833          35,422          13,380          55,864         346,973
                                       ------------    ------------    ------------    ------------    ------------    ------------
Loss from operations ...............         (2,111)        (14,075)        (21,748)         (7,940)        (37,315)       (160,649)
Interest expense, net ..............            (60)           (482)           (100)           (135)         (1,302)         (4,202)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Loss before income taxes,
   minority interest and
   extraordinary item ..............         (2,171)        (14,557)        (21,848)         (8,075)        (38,617)       (164,851)
Minority interest in losses,
   net of accretion ................             --             547            (147)             --              --              --
Extraordinary gain on debt
   extinguishment, net of tax ......             --              --           1,954              --              --              --
                                       ------------    ------------    ------------    ------------    ------------    ------------
Net loss ...........................   $     (2,171)   $    (14,010)   $    (20,041)   $     (8,075)   $    (38,617)   $   (164,851)
                                       ============    ============    ============    ============    ============    ============
Net loss attributable to
   common stockholders .............   $     (2,171)   $    (14,161)   $    (22,666)   $     (9,025)   $    (38,617)   $   (164,851)
                                       ============    ============    ============    ============    ============    ============
Basic and diluted net
   loss per share before
   extraordinary item ..............   $       (.06)   $       (.38)   $       (.42)   $       (.14)   $       (.54)   $      (1.89)
Extraordinary gain on debt
   extinguishment, net of tax ......             --              --             .03              --              --              --
                                       ------------    ------------    ------------    ------------    ------------    ------------
Basic and diluted loss
   per common share ................   $       (.06)   $       (.38)   $       (.39)   $       (.14)   $       (.54)   $      (1.89)
                                       ============    ============    ============    ============    ============    ============
Weighted average shares
   outstanding .....................     35,396,287      36,904,108      58,567,482      66,018,388      72,075,287      87,343,896
                                       ============    ============    ============    ============    ============    ============
OTHER FINANCIAL DATA:
Adjusted EBITDA ....................   $     (1,958)   $    (12,897)   $    (17,653)   $     (5,740)   $    (21,464)   $    (83,679)
Capital expenditures ...............            884             697           1,688             275             837         152,193
Cash used in operating
   activities ......................         (1,293)        (10,502)        (20,560)         (6,185)        (18,273)        (73,635)
Cash used in investing
   activities ......................           (884)           (697)         (2,438)           (275)           (837)       (153,193)
Cash provided by financing
   activities ......................          2,740          12,024          24,121           4,533          21,383         256,670



                                                                         PREDECESSOR                                SUCCESSOR
                                                            ----------------------------------------        ------------------------
                                                                      AS OF DECEMBER 31,                        AS OF DECEMBER 31
                                                            ----------------------------------------        ------------------------
                                                              1996            1997            1998            1999            2000
                                                            --------        --------        --------        --------        --------
                                                                                       (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ...........................       $    573        $  1,398        $  2,521        $  2,867        $ 32,262
Goodwill and intangibles, net .......................             --              --           1,406          26,250          13,974
Total assets ........................................          1,888           4,313          11,663          39,296         438,622
Debt and capital lease obligations ..................          1,126           8,814           2,759          29,958         199,610
Redeemable preferred stock, net of discount
   and deferred financing costs .....................            500           5,261          36,186              --              --
Stockholders' equity (deficit) ......................           (693)        (14,903)        (33,197)         (2,766)        116,930

(1)  excluding $.2 million and $1.9 million of equity-based compensation for the 1999 Successor period and 2000, respectively
(2)  excluding $.5 million and $5.0 million of equity-based compensation for the 1999 Successor period and 2000, respectively
(3)  excluding $.8 million and $7.6 million of equity-based compensation for the 1999 Successor period and 2000, respectively





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion together with our consolidated financial statements and the related notes to those financial statements that are included in Part II, Item 8 of this Form 10-K, beginning on page F-1 of this report. As a result of Bridge filing for bankruptcy on February 15, 2001 and our inability to raise capital, as further explained in Part I, Item 1 "Risks Related to our

Business" on page 21, in Liquidity and Capital Resources later in this section, and in Note 1 to the Consolidated Financial Statements in Part IV, Item 14 on page F-7, our ability to continue as a going concern in the normal course of business is uncertain.

OVERVIEW

     We are a growing provider of high quality, high performance global data networking and Internet-related services to medium and large businesses, multinational corporations and Internet service providers. To provide our Internet access services, we use the SAVVIS Intelligent IP Network(SM), a data communications network that uses our twelve PrivateNAPs(SM) and our proprietary routing policies to reduce data loss and enhance performance by avoiding the congested public access points on the Internet.

     We began commercial operations in 1996, offering Internet access services to local and regional Internet service providers. Our customer base has grown from 15 customers at the end of 1996 to 2,310 at December 31, 2000.

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

     On September 10, 1999, Bridge sold in a private placement approximately 25% of its equity ownership in SAVVIS to the existing stockholders of Bridge, at which time Welsh Carson purchased from Bridge a 12% interest in SAVVIS. On February 28, 2000, Bridge completed the sale of an additional 6,250,000 shares of SAVVIS common stock to Welsh Carson Anderson & Stowe ("Welsh Carson"). As of March 25, 2001, Bridge and Welsh Carson owned approximately 48% and 16% of our outstanding common stock, respectively.

     The initial public offering of our common stock was completed in February 2000. A total of 17 million shares were sold in the offering, 14,875,000 shares sold by us and 2,125,000 shares sold by Bridge, all at $24 per share. We received net proceeds from this offering of approximately $333 million. Simultaneously with the completion of the initial public offering, we acquired Bridge's global Internet protocol network for total consideration of approximately $77 million plus a payment representing a preferential distribution to Bridge of approximately $69 million. The purchase has substantially increased our depreciation and amortization. At that time, we entered into a 10-year network services agreement with Bridge under which we provide managed data networking services to Bridge. Our initial network service fees are based upon the cash cost to Bridge of operating the network as configured on October 31, 1999, as adjusted for changes to the network and associated personnel related to Bridge's network requirements through February 17, 2000. Our fees for additional services provided following February 17, 2000 were set for a three-year term based on an agreed price schedule. Our revenues from Bridge exceeded this minimum price guarantee for the year ended December 31, 2000. The minimum cost to Bridge per the network services agreement is $132 million and $145 million for SAVVIS to provide the network services in 2001 and 2002, respectively.

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

     Because the amounts paid to us under the network services agreement for the services provided over the original network acquired from Bridge are based upon the cash cost to operate the original network, the provision of such services did not have an impact on our cash flows from operations. However, due to amortization and depreciation relating to the network, the provision of services under the network services agreement resulted in our incurring losses from operations, and these losses will continue unless we can sell additional services over the network to Bridge or to other customers. The effects of such operating losses will include continued increases in our accumulated deficit and reductions in stockholders' equity.

     Bridge has agreed to provide to us various services, including technical support, customer support and project management in the areas of installation, provisioning, help desk, and repair and maintenance. In addition, Bridge has agreed to provide to us additional administrative and operational support services until we develop the capabilities to perform these services ourselves. Due to the potential sale of Bridge or its assets and the possibility of the rejection of these agreements, we may be forced to perform these services ourselves in the near future.

Revenue. Our revenue is derived primarily from the sale of data networking (principally to Bridge), and Internet access services. For the year 2000, Bridge represented 81% of our total revenue. Through December 31, 1998, our revenue was primarily derived from the sale of Internet access services to local and regional Internet service providers in the United States. Beginning in late 1998, we also began to offer Internet security and hosting services to corporate customers. Beginning in September 1999, we began to offer managed data networking services. We expect our revenues from Bridge to decrease as a percentage of our total revenues as we expand our data networking, Internet access and hosting customer base.

     We charge each customer an initial installation fee that typically ranges from $500 to $5,000 and a fixed monthly fee that varies depending on the services provided, the bandwidth used and the quality of service level chosen. Our customer agreements are typically for 12 to 36 months in length. These fees are recognized in income over the average life of the customer contracts.

     Prices for telecommunication services, including the services we offer, have decreased significantly over the past several years and we expect this trend to continue for the foreseeable future.

DIRECT COSTS AND EXPENSES

     Data communications and operations. Data communications and operations expenses include the cost of:

     o    connections to other Internet service providers;

     o    leasing local access lines;

     o    transmission connections;

     o    salaries  and  related   benefits  for   engineering   and  operations
          personnel;

     o    other related repairs and maintenance items;

     o    leasing routers and switches;

     o    leasing hosting space; and

     o    installing local access lines at customer sites.

     These costs also include the cost of the network operations center, as well as the customer help desk and other services that are provided by Bridge under the technical services agreement. Data communications and operations expense has increased significantly with the inclusion of the Bridge network. In addition, we expect that these costs will continue to increase in total dollars as we expand our network and increase our customer base, but we expect an eventual decrease as a percentage of revenues.

     Sales and Marketing. These expenses include the cost of:

     o    sales and marketing salaries and related benefits;

     o    sales commissions and referral payments;

     o    advertising and direct marketing; and

     o    travel.


     We anticipate that these expenses will continue to increase in total dollars as we add more sales personnel and increase our marketing initiatives to support the expansion of our customer base.

     General and administrative. General and administrative expenses include the cost of:

     o    occupancy costs;

     o    executive, financial, legal, tax and administrative support personnel;

     o    professional services, including legal, accounting, tax and consulting

     o    bad debt expense; and

     o    travel.

     These expenses are expected to continue to increase as we continue to add to our support personnel, infrastructure and back office systems as the business continues to ramp up and the network is expanded.

     Depreciation and amortization. Depreciation and amortization expense consists primarily of the depreciation and amortization of communications equipment, capital leases, goodwill and intangibles. We expect these expenses to continue to increase as we make significant investments in the network as we expand our business. Generally, depreciation is calculated using the straight-line method over the useful life of the associated asset, which ranges from three to five years. Goodwill resulting from our acquisition by Bridge is being amortized over three years and other intangibles are amortized over one to three years.

     Interest expense. Historical interest expense is related to indebtedness to banks, convertible notes, loans from Bridge and capitalized leases. In connection with our purchase of Bridge's Internet protocol network assets, we entered into capitalized sub-leases with Bridge relating to their capitalized leases for network equipment that Bridge could not directly assign to us. Additional capitalized leases were entered into in 2000 relating to the network expansion. Also, during 2000 the Company executed credit agreements with vendors to acquire network equipment and related services. Accordingly, we expect our interest expense to continue to increase as further expansion to the network occurs.

     Income tax expense. We incurred operating losses from inception through December 31, 2000 and, therefore, have not recorded a provision for income taxes in our historical financial statements. We have recorded a valuation allowance for the full amount of our net deferred tax assets because the future realization of the tax benefit is uncertain. As of December 31, 2000, we had U.S. net operating loss carry forwards of approximately $169 million and foreign net operating losses of approximately $9 million. Section 382 of the Internal Revenue Code restricts the utilization of U.S. net operating losses and other U.S. carryover tax attributes upon the occurrence of an ownership change, as defined. Such an ownership change occurred during 1999 as a result of the acquisition of our company by Bridge. Management believes that this limitation may restrict our ability to utilize the net operating losses over the U.S. Statutory carry-forward periods ranging from 15 to 20 years.

     As we continue to expand our network, increase our employee base to support our expanded operations and invest in our marketing and sales operations, we expect our losses, net cash used in operating activities and negative adjusted EBITDA to continue to increase for the foreseeable future.


RESULTS OF OPERATIONS

The historical financial information included in this Form 10-K will not reflect our future results of operations, financial position and cash flows. Our results of operations, financial position and cash flows subsequent to the purchase of Bridge's network and the commencement of the related agreements is not comparable to prior periods.

THE YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO THE YEAR ENDED DECEMBER 31,1999 (1999 AMOUNTS REPRESENTS COMBINED PREDECESSOR AND SUCCESSOR INFORMATION)

Revenue. Revenue was $186.3 million for the year ended December 31, 2000, an increase of $162.3 million or 677%, from $24.0 million for the year ended December 31, 1999. The revenue growth resulting from the initiation of managed data network services, including services provided under the Bridge network services agreement entered into on February 18, 2000, accounted for $151.7 million of the increase. Internet access revenues increased 43% to $32.5 million in the twelve months of 2000, compared to $22.8 million for 1999. These increases were driven by an increase in active customer circuits of 161% to approximately 3,000 as of December 31, 2000 from 1,150 as of December 31, 1999. Other revenues, consisting of installation and equipment sales, increased from $1.2 million in 1999 to $2.0 million in 2000.

Data Communications and Operations. (exclusive of non-cash compensation) Data communications and operations expenses were $211.8 million for the year ended December 31, 2000; an increase of $184.2 million from $27.6 million for the year ended December 31, 1999. The increase in expenses related principally to the costs incurred by SAVVIS to operate the Internet protocol network acquired from Bridge since February 18, 2000 and other increases in the number of leased long distance, dedicated customer and dial-up circuits to support the increased customer circuits in operation.

Sales and Marketing. (exclusive of non-cash compensation) Sales and marketing expenses were $33.9 million for the year ended December 31, 2000, up 170% or $21.4 million as compared to 1999. This increase is principally attributed to personnel related costs and sales commissions of $13.6 million associated with the growth in sales and marketing staff, a $5.0 million increase in expenditures on advertising and marketing initiatives, and a $2.4 million increase in travel and training-related items.

General and Administrative. (exclusive of non-cash compensation) General and administrative expenses amounted to $24.4 million for the year ended December 31, 2000 and $11.1 million for the same period in 1999, an increase of $13.3 million or 120%. This increase resulted from increased personnel costs of $2.8 million to support the expansion of the customer base and the overall growth of the business, increased occupancy costs of $3.8 million related to the move to the Company's new headquarters during the second quarter and increased costs for the growing employee base, an increase of $1.8 million for professional audit, tax, legal and consulting services, an increase of $1.6 million in services provided by Bridge under the Administrative Services agreement, and an increase of $1.3 million in travel expense associated with the overall growth of the business. Bad debt expense amounted to $1.8 million in 2000 versus $.8 million for the year ended December 31, 1999.

Non-cash Equity-based Compensation. Non-cash equity-based compensation amounted to $14.5 million for the year ended December 31, 2000 versus a $1.5 million expense in 1999. These expenses represent amortization charges to earnings for the years ended December 31, 2000 and 1999, respectively, for the difference between the estimated fair market value of our common stock and the exercise price for options granted to employees and non-employee members of our Board of Directors on various dates in early 2000 and late 1999, as well as options granted to employees of Bridge in 1999 and early 2000.

BECAUSE THE "PREDECESSOR" STATEMENT OF OPERATIONS IN 1999 IS PRESENTED ON A DIFFERENT BASIS OF ACCOUNTING, THE FOLLOWING AREAS IN THE STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 ARE NOT COMPARED:

Depreciation and Amortization. Depreciation and amortization expense was $60.5 million for the year ended December 31, 2000. Of this total, $43.7 million is attributed to depreciation on the network acquired on February 18, 2000 and subsequent network equipment acquisitions, and $12.4 million relates to the amortization of goodwill and intangibles associated with the mandated "push-down accounting" ascribed to the Bridge acquisition of SAVVIS in April 1999.

Asset Impairment & Other Write-downs of Assets. During 2000, an asset write down in the amount of $2 million was required to adjust our investment in specialized customer application software to its estimated net realizable value.

Interest. Interest income from the investment of the initial public offering proceeds amounted to $6.4 million for the year ended December 31, 2000. Interest expense during the same period, primarily attributable to interest expense on capital equipment financing incurred since the acquisition of the Internet protocol network in February 2000 and amounts payable to Bridge, amounted to $10.6 million.

Net Loss. The net loss for the year ended December 31, 2000 was $164.9 million, or $1.89 basic and diluted loss per share.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     The following discussion compares combined information of SAVVIS and our predecessor for the year ended December 31, 1999, with those of our predecessor for the year ended December 31, 1998. The combined information consists of the sum of the financial data from January 1, 1999 through April 6, 1999 for the predecessor and from April 7, 1999 through December 31, 1999 for SAVVIS. The acquisition by Bridge resulted in a new basis of accounting, which impacted depreciation and amortization, impairment of assets and interest expense in the period subsequent to April 7, 1999.

     Revenue. Revenue was $24.0 million in 1999 compared to $13.7 million in 1998, an increase of 75%. This $10.3 million increase was primarily due to increased marketing and sales efforts and the resulting increase in the number of customers from 476 to 872.

     Data Communications and Operations. Data communications and operations expenses were $27.6 million in 1999, compared to $20.9 million in 1998, an increase of 32%. This $6.7 million increase was due to costs associated with the expansion of our network and the increase in the customer base.

     Sales and Marketing and General and Administrative. Selling, general and administrative expenses were $23.6 million in 1999, compared to $12.2 million in 1998, an increase of 93%. The principal increase in these expenses resulted from the increased size of our sales force in 1999. Marketing and administrative costs also increased in 1999 to support the increased number of customers.

LIQUIDITY AND CAPITAL RESOURCES

Negative cash flow from operations increased to $73.6 million for the year ended December 31, 2000 from $24.5 million in 1999 due to our business growth and the expansion of the IP network. This increase in negative cash flow primarily resulted from our costs for sales and marketing efforts, general and administrative enhancements, and interest costs necessary to support the increase in our customer base, internal infrastructure support and growth, and financing costs for network equipment purchases.


Net cash used in investing activities for the year ended December 31, 2000 was approximately $153.2 million, which primarily reflects the purchase of the Bridge Internet protocol network and other property and equipment not financed. We obtained funds for the year 2000 through issuances of equity securities and customer receipts, including receipts from Bridge. During the year, we increased our outstanding advances from Bridge by $1.3 million. Additionally, for the period February 18, 2000 to December 31, 2000, we also incurred obligations to Bridge amounting to approximately $19.3 million, for services provided by Bridge under the technical services and administrative services agreements, for certain employee-related expenses paid directly by Bridge, and for telecommunication charges relating to our network that were paid by Bridge. These amounts owed to Bridge have been applied, pursuant to existing rights of offset, against the outstanding receivable from Bridge as of December 31, 2000.

Our capital expenditures, including the purchase of the Bridge Internet protocol network on February 18, 2000 for total consideration of approximately $77 million, totaled approximately $361 million in the year, including $237 million that has been financed under existing or pending financing arrangements. In addition to acquiring the Bridge Internet protocol network, we have acquired approximately $206 million in network equipment through a combination of financing and cash purchases during 2000. In addition, we incurred approximately $66 million in costs related to the construction of data centers in St. Louis and San Francisco.

In connection with our purchase of the global Internet protocol network assets from Bridge, we also entered into a network services agreement under which we provide Bridge with managed data networking services. Because the amounts paid to us under the network services agreement for the services provided over the original network acquired from Bridge are based upon the cash cost to operate the original network, the provision of such services did not have an impact on our cash flows from operations. However, due to amortization and depreciation relating to the network, the provision of services under the network services agreement resulted in our incurring losses from operations, and these losses will continue unless we can sell additional services over the network to Bridge or to other customers. The effects of such operating losses will continue to increase our accumulated deficit and reduce our stockholders' equity.

On March 31, 2000, the Company entered into a three-year software licensing agreement with a vendor for the acquisition of unlimited software licenses in the amount of $9 million for customer applications over our global network. The agreement called for the total balance to be paid via installment payments through out the year. As of December 31, 2000, an asset write down in the amount of $2 million was required to adjust our investment in this specialized customer application software to its estimated net realizable value.

The following financing transactions occurred during the year (see Notes 7 and 11 to the consolidated financial statements):

     o As part of the acquisition of the Internet protocol network from Bridge, we entered into a capital lease obligation with Bridge for $25 million. As of March 31, 2001, the amount of our obligation under this lease was approximately $9 million.

     o On March 23, 2000, we entered into a $30 million, thirty-nine month capital lease facility relating to equipment necessary for the network expansion.

     o On June 30, 2000, we entered into a Global Purchase Agreement (the "Global Purchase Agreement") with Nortel Networks, Inc. ("Nortel"). This agreement calls for us to purchase and take delivery of products and services from Nortel in the amount of $155 million from the date of the agreement through December 31, 2003. These products and services are to be financed by Nortel pursuant to a credit agreement.

     o On August 2, 2000, the Company entered into two agreements with Level 3 Communications, LLC ("Level 3"). These agreements grant to SAVVIS exclusive indefeasible rights of use ("IRU") in certain segments of a multi-conduit fiber optic communications system being constructed by Level 3. The term of each agreement is for a 20-year period beginning with the acceptance of a segment and payment by SAVVIS of the segment IRU fee. The agreements stipulate payments to Level 3 totaling approximately $36.2 million. As of December 31, we have paid to Level 3 approximately $9.8 million pursuant to these agreements, which amounts were funded by drawings under the Nortel term loan facility.

     o On June 30, 2000, SAVVIS executed an agreement to acquire approximately $30 million of telecommunications equipment and related services with Winstar Wireless, Inc. ("Winstar"). Upon execution, we took delivery of certain equipment and paid approximately $5 million to Winstar. Of the remaining $25 million, approximately $16.5 million has been financed by Winstar over six years at 11% interest. The unpaid balance of $6.3 million has been recorded in other accrued liabilities. On September 29, 2000, we executed an additional agreement with Winstar to acquire approximately $10 million in telecommunications equipment. Winstar has financed the unpaid balance of $8.6 million over six years at 11% interest.

     o On September 5, 2000, we entered into a term loan facility agreement with Nortel for the financing of approximately $235 million of network equipment, installation services and third party expenses. As of December 31, 2000 we have drawn approximately $75.1 million under this financing arrangement for the purchase of equipment and services and other third-party costs amounts drawn have been recorded in notes payable-current portion.

     o On September 26, 2000 and November 18, 2000, respectively, SAVVIS entered into four, thirty-nine month capital lease agreements to finance a total of approximately $25.6 million in equipment necessary for the network expansion.

As a result of the Bridge bankruptcy Nortel's lending commitments under the Nortel term loan facility have terminated. We are currently discussing with Nortel the reinstatement of those commitments. If the commitments are not reinstated, we will be unable to fund approximately $105 million of our cash requirements. As a result we would be unable to proceed with the U.S. fiber deployment and would be unable to meet our purchase commitments with Nortel and Level 3.

On March 31, 2001, we did not pay approximately $1.2 million of interest and commitment fees due to Nortel under the term loan facility and in April 2001, we did not pay approximately $1.7 million, due to GECC under capital lease obligations. We are currently discussing waivers of these defaults with both Nortel and GECC. Furthermore, Savvis deposited the March and April 2001 payments, amounting to $1.2 million, into a separate bank account instead of making the payments to Bridge, thus causing a default with Bridge under this lease.

Other financing-type transactions during 2000 include:

     o On January 24, 2000, we entered into a 10-year lease for our new, 80,582 square foot, headquarters office building located in Herndon, VA. Monthly lease payments began at $.2 million per month and escalate to $.3 million per month by year ten.

     o In August 2000, we entered into a 20-year agreement with Kiel Center Partners, L.P. ("KCP") pursuant to which we acquired the naming rights to an arena in St. Louis, Missouri. Total consideration for these rights was measured as $72 million and included 750,000 shares of our common stock issued to KCP which provides for all payments under this agreement for the first six years. The related expense will be recognized over the term of the agreement.

We have arrangements with various suppliers of communications services that require us to maintain minimum spending levels some of which increase over time. Our aggregate minimum spending level is approximately $46 million, $47 million, $48 million, $29 million and $5 million in years 2001 to 2005, respectively. SAVVIS' current spending levels under these agreements are substantially in excess of the spending commitments. The majority of these minimum spending commitments have already been exceeded for the year 2001. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of April 30, 2001, the maximum termination liability would amount to approximately $86 million.

As of December 31, 2000, SAVVIS' accounts receivable from Bridge approximated $32.9 million under the network services agreement. This amount is net of approximately $19.3 million in amounts due to Bridge through December 31, 2000 under the technical services and administrative services agreements, for certain employee-related expenses paid directly by Bridge, and for telecommunication charges relating to the global Internet protocol network that were paid by Bridge. These amounts due from SAVVIS to Bridge were all subject to contractual rights of offset against amounts due to Bridge from SAVVIS. SAVVIS currently bills

Bridge approximately $15 million per month under the network services agreement. In addition, SAVVIS owes Bridge approximately $23 million, in the form of a note payable and accrued interest, relating to advances from Bridge necessary to fund SAVVIS' operations from the date of the acquisition of Savvis by Bridge through February 18, 2000, the effective date of SAVVIS' initial public offering. This note matured on February 18, 2001. On February 16, 2001, we advised Bridge that, if permitted by applicable law, we intend to set-off the note to Bridge against Bridge's indebtedness to us as of February 15, 2001, the date of Bridge's bankruptcy filing. Accordingly, as of March 31, 2001, we have not remitted the total balance due of approximately $23 million of principal and interest to Bridge.

Based upon our current plans for expansion, we will require approximately $300 million to fund our operating losses, working capital needs and capital expenditure requirements for 2001. We expect to fund these requirements through cash on hand and vendor financings aggregating $220 million and approximately $80 million of additional financings, including the $20 million senior secured convertible notes recently raised from Welsh Carson.

However, Bridge's bankruptcy filing negatively influences our cash position through delayed or omitted payments by Bridge to us, demands by suppliers for advance or accelerated payments for continuing services, and restrictions by current or prospective providers of capital.

We may meet our remaining funding needs through a combination of equity investments, debt financings, renegotiation of repayment terms on existing debt and sales of assets and services. We have retained Merrill Lynch & Co. to advise us in our discussions with potential strategic partners. There can be no assurance that we will be successful in completing any of these financings or that if we are the terms of such financings will be favorable to us. If Bridge were to cease operations, we believe we would require at least an additional $20 million to fund our operations in 2001.

If we are successful in raising funding, Savvis will continue to explore ways to optimize the management of its working capital. These efforts could involve renegotiation of existing contractual obligations, workforce reductions and elimination of nonessential expenditures.

As of March 31, 2001, we had approximately $10 million of unrestricted cash on hand. Assuming Bridge continues to make payments to us under the network services agreement, we currently have enough cash to run our business into May, 2001. Should we be unsuccessful in our efforts to raise additional capital by then, we may be required to cease operations or declare bankruptcy.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS No. 138 in June 2000, establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. FASB Statement No. 133 requires that all derivatives be recognized on the balance sheet as either assets or liabilities, and measured by fair value. Additionally, it requires that changes in the derivative instrument's fair value be recognized in the statement of operations unless specific hedge accounting criteria are met. The adoption of FASB Statement No. 133 will not have a material impact on our financial position, results of operations, or cash flows.

We adopted SAB 101 effective January 1, 2000. The effect of implementation of SAB 101 was not material to the consolidated financial statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures relate to changes in interest rates. Following the purchase of Bridge's global Internet protocol network assets in February 2000, we have begun to expand our business internationally, and as a result, we are also exposed to changes in foreign currency exchange rates.

We have financial instruments that are sensitive to changes in interest rates, including our note payable to Bridge and a number of network equipment financing arrangements. These instruments were entered into for other than trading purposes, are denominated in U.S. Dollars, and, with the exception of amounts drawn under the Term Loan facility with Nortel, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the Nortel Term Loan facility bear interest at a market-based variable rate. The basis for the variable rate is selected by the Company, along with the interest rate period, which may range from overnight to six months. At the end of the interest rate period, the rate is reset in accordance with the Company's selection and changes in market rates. Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of December 31, 2000, the aggregate fair value of our borrowings approximated their carrying value.

Prior to our purchase of the network assets from Bridge, changes in foreign exchange rates did not impact our results of operations. For the year ended December 31, 2000, 35% of our service revenue from Bridge was derived from operations outside the United States and approximately 26% of our total data communications and operations costs were incurred outside the United States. We expect these percentages to remain relatively constant in the periods ahead. Because our foreign revenue closely matched our foreign costs, changes in foreign exchange rates did not have a material impact on our results of operations in this quarter. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The 2000 consolidated financial statements and related notes thereto are included in Part II, Item 8 of this Form 10-K, beginning on page F-1 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides a brief description of each director's and executive officer's name, age, principal occupation and business experience and all positions and offices with SAVVIS currently held by the directors and executive officers.

Name                    Age     Position and Office
----                    ---     -------------------
Robert A. McCormick     35      Chief Executive Officer and Chairman of the Board
John M. Finlayson       46      President, Chief Operating Officer and Director
David J. Frear          44      Executive Vice President, Chief Financial Officer and Director
James D. Mori           44      Executive Vice President and General Manager - Americas
Richard G. Bubenik      40      Executive Vice President and Chief Technical Officer
Clyde A. Heintzelman    62      Director
Thomas E. McInerney     59      Director
Patrick J. Welsh        57      Director
David L. Roscoe III     57      Director

     Robert A. McCormick has served as the Chairman of our board of directors since April 1999 and as our Chief Executive Officer since November 1999. Mr. McCormick served as Executive Vice President and Chief Technical Officer of Bridge, a principal stockholder of our company, from January 1997 to December 1999, and held various engineering, design and development positions at Bridge from 1988 to January 1997. On February 15, 2001, Bridge filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. Mr. McCormick attended the University of Colorado at Boulder.

     John M. Finlayson has served as our President and Chief Operating Officer since December 1999 and as a director of our company since January 2000. From June 1998 to December 1999, Mr. Finlayson served as Senior Vice President of Global Crossing Holdings, Ltd. and President of Global Crossing International, Ltd., a provider of Internet and long distance communications facilities and services. Prior to joining Global Crossing, Mr. Finlayson was employed by Motorola, Inc., a provider of integrated communications solutions and embedded electronic solutions, as Corporate Vice President and General Manager of the Americas Cellular Infrastructure Group from March 1994 to February 1998, and as Corporate Vice President and General Manager of the Asia Pacific Cellular Infrastructure Group from March 1998 to May 1998. Prior to joining Motorola, Mr. Finlayson was employed by AT&T as Sales Vice President of Business Network Sales for the Southeastern United States. Mr. Finlayson received a B.S. degree in Marketing from LaSalle University, an M.B.A. degree in Marketing from St. Joseph University and a post M.B.A. certification in Information Management from St. Joseph's University.

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

     Richard G. Bubenik joined us in December 1996 and has served as our Executive Vice President and Chief Technical Officer since July 1999. Dr. Bubenik served as our Assistant Vice President -- Engineering from December 1996 to September 1997, Vice President -- Engineering from October 1997 to April 1999 and Senior Vice President Network Engineering from April 1999 to July 1999. From May 1993 to December 1996, Dr. Bubenik was a Software Development Manager for Ascom Nexion, a network switch/router equipment supplier. Dr. Bubenik holds a Ph.D. in Computer Science from Rice University, M.S. and B.S. degrees in Computer Science from Washington University and a B.S. degree in Electrical Engineering from Washington University.

     Clyde A. Heintzelman has served as a director of our company since December 1998. Mr. Heintzelman has served as the President of Net2000 Communications, Inc., a provider of broadband business telecommunications services, since November 1999. From December 1998 to November 1999, Mr. Heintzelman has served as our President and Chief Executive Officer and from May 1995 to December 1998, he served as Chief Operating Officer and President of DIGEX Incorporated, a national internet services provider that was acquired by Intermedia Communications, Inc. in July 1997. He was retained as Business Consultant by Intermedia from December 1997 to November 1998. From January 1994, he participated in the founding of CSI, a company focused on building hardware and software products for switched wide area networks using ISDN technology. He served as Vice President - Sales & Marketing of CSI. Mr. Heintzelman spent 28 years with Bell Atlantic and its predecessor companies. Mr. Heintzelman serves as a director of Optelecom, Inc., a Nasdaq listed company that develops, manufactures and sells fiber optic communications products and laser systems, Net2000 Communications, Interland, a web hosting company and TCS, a wireless software company. Mr. Heintzelman received a B.A. in Marketing from the University of Delaware and did graduate work at Wharton, University of Pittsburgh, and University of Michigan.

     Thomas E. McInerney has served as a director of our company since October 1999. Mr. McInerney has served as a general partner of Welsh Carson, a principal stockholder of our company, and other associated partnerships, since 1987. Mr. McInerney also served as the interim Chief Executive Officer of Bridge from November 2000 until February 2001. On February 15, 2001, Bridge filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. Prior to joining Welsh, Carson in 1987, Mr. McInerney was President and Chief Executive Officer of Dama Telecommunications Corporation, a voice and data communications services company which he co-founded in 1982. Mr. McInerney has also been President of the Brokerage Services Division and later Group Vice President -- Financial Services of ADP, with responsibility for the ADP divisions that serve the securities, commodities, bank, thrift and electronic funds transfer industries. He has also held positions with the American Stock Exchange, Citibank and American Airlines. Mr. McInerney serves as a director of The BISYS Group, Inc., Centennial Communications Corp., The Cerplex Group, Inc. and Spectra Site Holdings, Inc. He is also a director of Bridge and several other private companies. Mr. McInerney received a B.A. from St. Johns University, and attended New York University Graduate School of Business Administration.

     David L. Roscoe III has served as a director of our company since November 2000. Mr. Roscoe has served as the President and Chief Operating Officer of Bridge since May 2000. Mr. Roscoe has also served as the co-Chief Executive Officer of Bridge under the guidance of Bridge's executive committee since February 2001. On February 15, 2001, Bridge filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. Immediately prior to joining Bridge in September 1999, Mr. Roscoe had served as an advisor to the Bridge board representing J.P.Morgan, with whom he was employed for over 33 years in various capacities, including as Vice President (from 1974 to 1980), as Senior Vice President (from 1980 to 1986), as President, Morgan Securities Services Corporation (from 1986 to 1988) and as Managing Director (from 1988 to 1999). Mr. Roscoe also served as Executive Director of CLS Services, Ltd. in London, and has also served as a director or participant on numerous industry boards and committees, including the National Securities Clearing Corporation, the New York Clearing House, the American Bankers Association, and Euroclear Systems, Ltd. Mr. Roscoe received a BA degree with honors in Economics from Yale University, and an M.B.A from the University of Oregon.

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

     Members of our board of directors are elected each year at our annual meeting of stockholders, and serve until their respective successors have been elected and qualified. Our officers are elected annually by our board of directors and serve at the board's discretion.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities and Exchange Act of 1934 requires directors and executive officers and persons who own more than 10% of a registered class of equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our company. Such reporting persons are required by rules of the SEC to furnish us with copies of all section 16(a) reports they file. To our knowledge, based solely upon a review of section 16(a) reports furnished to us for fiscal 2000 and written representations that no reports on Form 5 were required, we believe that our directors, executive officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during 2000, except that David Roscoe filed a Form 3 in an untimely manner.

ITEM 11. EXECUTIVE COMPENSATION

         The following table provides you with information about compensation earned during fiscal 2000 by our Chief Executive Officer and the other executive officers employed by us.

                         SUMMARY COMPENSATION TABLE (1)

                                                                                         Long-Term
                                                                                        Compensation
                                                                                           Awards
                                                                                         Securities
                                                             Annual Compensation       Underlying Stock       All Other
Name and Principal Position                        Year     Salary        Bonus(2)         Options          Compensation(3)
---------------------------                        ----     ------        --------         -------          ---------------
Robert A. McCormick                                2000    $393,750      $600,000               --             $2,400
     Chief Executive Office and                    1999      45,139(4)         --          750,000                 --
     Chairman of the Board

John M. Finlayson                                  2000     384,871       500,000               --              2,400
     President and Chief Operating Officer         1999          --            --          650,000                 --

David J. Frear                                     2000     250,000       125,000          240,000              2,400
     Executive Vice President and                  1999     122,276            --          400,000              2,400
     Chief Financial Officer

James D. Mori                                      2000     209,000       200,000               --              2,400
     Executive Vice President and                  1999      33,333            --          300,000                 --
     General Manager - Americas

Richard G. Bubenik                                 2000     190,000       200,000               --              2,400
     Executive Vice President and                  1999     159,258       180,000          306,732              2,400
     Chief Technical Officer

--------------------
(1) In accordance with the rules of the SEC, the compensation described in this table does not include medical, group life insurance or other benefits received by the executive officers that are available  generally to all salaried employees and various perquisites and other personal  benefits received by the executive  officers,  which do not exceed the lesser of $50,000 or 10% of any officer's salary and bonus disclosed in this table.

(2) As of March 31, 2001, we had paid fifty percent of each executive  officer's  bonus for the year 2000.  Payment of the remaining fifty percent is dependent upon the availability of sufficient funds, and the date of such payment, if any, is uncertain.

(3) Consists of matching contributions made under our 401(k) plan.

(4) Mr.  McCormick  became our Chief Executive  Officer in November 1999, but continued  serving as the Executive Vice President and
Chief  Technology  Officer of Bridge through  December 1999. He was  compensated  for all of his services  rendered to us in 1999 by
Bridge.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table shows grants of stock options to each of our executive officers during 2000. The percentages in the table below are based on options to purchase a total of 2,969,500 shares of our common stock granted to all our employees and directors in 2000. Potential realizable values are net of exercise price before taxes and are based on the assumption that our common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the ten-year term. The numbers are calculated based on the requirements of the SEC and do not reflect our estimate of future stock price growth.

OPTIONS GRANTED IN 2000

                                                     Individual Grants
                                 -------------------------------------------------------
                                                 Percent of
                                 Number of       Total
                                 Securities      Options
                                 Underlying      Granted to    Exercise                       Grant
                                 Options         Employees     Price per     Expiration        Date
Name                             Granted         in 2000       Share         Date           Value (3)
----                             -------         -------       -----         ----           ---------
Robert A. McCormick              --              --            --            --            --
John M. Finlayson                --              --            --            --            --
David J. Frear                   240,000 (1)     8.1%          $24.00 (2)    2/15/2010     $2,678,958
James D. Mori                    --              --            --            --            --
Richard G. Bubenik               --              --            --            --            --

--------------------

(1) Of these options, the initial 30,000 options became exercisable on August 14, 2000. The remaining options become exercisable in equal installments of 5,000 per month.

(2) Options were granted at the fair market value determined as of the date of grant, based upon the initial public offering price of our common stock.

(3) Options valued under the Black-Scholes option pricing methodology, which produces a per share option price of $11.16, using the following assumptions and inputs: expected option life of four years, expected price volatility of 50%, dividend yield of zero, and an interest rate of 6.7%, which was the average zero coupon interest rate at the time of grant for three and five year Treasury bonds. The actual value, if any, the employee may realize from these options will depend solely on the gain in stock price over the exercise price when the options are exercised.

AGGREGATE OPTION EXERCISES IN 2000 AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth as of December 31, 2000, for each of our executive officers:

     o the total number of shares received upon exercise of options during 2000;
     o    the value realized upon that exercise;
     o    the total number of unexercised  options to purchase our common stock;
          and
     o the value of such options which were in-the-money at December 31, 2000.


                                                                          Number of Securities          Value of Unexercised
                                                                         Underlying Unexercised        In-the-Money Options at
                                     Shares                           Options at December 31, 2000      December 31, 2000 (1)
                                    Acquired           Value          ----------------------------   ---------------------------
Name                              On Exercise        Realized        Exercisable    Unexercisable    Exercisable   Unexercisable
----                              -----------        --------        -----------    -------------    -----------   -------------
Robert A. McCormick                    --               --                --              --              --             --
John M. Finlayson                   450,000       $10,575,000 (2)         --              --              --             --
David J. Frear                         --               --              50,000         190,000            --             --
James D. Mori                          --               --                --              --              --             --
Richard G. Bubenik                   41,667        $605,615 (3)         33,333         191,667          $12,500       $71,875

(1) These values have been calculated on the basis of the last reported sale price of our common stock on the Nasdaq National Market as reported on December 29, 2000 of $0.875.


(2)  Mr.  Finlayson  exercised these options in January 2000. At that time, there was no public trading market for our common stock.
     Accordingly, in order to present the values realized upon exercise of options, we subtracted the applicable exercise price from a price of $24.00 per share, which was the initial public offering price of our common stock.

(3)  Mr. Bubenik  exercised some of these options in January and February 2000, at which time there was no public trading market for our common  stock.  Accordingly,  in order to present the values  realized upon exercise of these  options,  we subtracted  the applicable exercise price from a price of $24.00 per share, which was the initial public offering price of our common stock.



ARRANGEMENTS WITH EXECUTIVE OFFICERS

     Arrangement with Mr. McCormick. On April 2, 2001, we entered into an agreement with Mr. McCormick, which agreement ratifies the terms of Mr. McCormick's employment arrangements. The agreement provides that Mr. McCormick would serve as our Chairman and Chief Executive Officer effective as of January 3, 2000. Under his agreement, Mr. McCormick is entitled to a base salary of $400,000 per year. In addition, he will be eligible to receive an annual incentive bonus of up to $750,000 based on the achievement of mutually agreed to objectives. Under his employment agreement, Mr. McCormick was entitled to a minimum annual incentive bonus of $400,000 for the year ended 2000. Mr. McCormick will be entitled to benefits commensurate with those available to other senior executives.

     In connection with his employment, Mr. McCormick received options to purchase 750,000 shares of our common stock at an exercise price of $.50 per share, 500,000 of which were granted in July 22, 1999 and 250,000 of which were granted on December 30, 1999. All of these options vested on the date of their grant. If Mr. McCormick were to resign, we would have the right to repurchase 562,500 shares as of December 31, 2001, all at the lower of $.50 per share or the fair market value thereof. This right will terminate with respect to (i) 125,000 shares on each of July 22, 2001, 2002 and 2003, (ii) 62,500 shares on each of December 30, 2001, 2002 and 2003 and (iii) with respect to all shares in the event of a change in control of our company, the sale of substantially all of our assets, if we terminate his employment without cause, or if he resigns for good reason. However, if we terminate Mr. McCormick's employment for good cause, we will have the right to buy all shares not yet saleable at the price he paid for the shares. Mr. McCormick will have the right to exercise all options for one year after the termination of his employment unless his employment was terminated for cause.

     In the event we terminate Mr. McCormick's employment without cause or if he terminates his employment for good reason, he will be entitled to receive a lump sum severance payment equal to his then current base annual salary, which shall not be less than his highest annual salary paid by us. In the event of a change in control of our company, Mr. McCormick has agreed to remain with our company for a period of up to twelve months if the new management requests him to do so. We will reimburse Mr. McCormick for any parachute taxes he would incur under the Internal Revenue Code of 1986, or the Internal Revenue Code, as a result of such a change in control. We may terminate Mr. McCormick's employment for cause at any time without notice, in which case he will not be entitled to any severance benefits.

     Arrangement with Mr. Finlayson. On December 28, 1999, we entered into an agreement with Mr. Finlayson pursuant to which he agreed to serve as our President and Chief Operating Officer effective December 31, 1999. Under his agreement, Mr. Finlayson is entitled to a base salary of $400,000 per year. In addition, he will be eligible to receive an annual incentive bonus of up to $600,000 based on the achievement of mutually agreed to objectives. Under his employment agreement, Mr. Finlayson was entitled to a minimum annual incentive bonus of $400,000 for the year ended 2000. Mr. Finlayson will be entitled to benefits commensurate with those available to other senior executives.

     In connection with his employment, Mr. Finlayson received options to purchase 650,000 shares of our common stock at an exercise price of $.50 per share, 200,000 of which vested on December 31, 1999. The remaining 450,000 options vested on January 3, 2000, and the shares underlying these options become saleable on a monthly pro rata basis over calendar years 2001, 2002 and 2003. Mr. Finlayson may sell all of his shares in the event of a change in control of our company, the sale of substantially all of our assets, if we terminate his employment without cause, or if he resigns for good reason. However, if we terminate Mr. Finlayson's employment for good cause, we will have the right to buy all shares not yet saleable at the price he paid for the shares. Mr. Finlayson will have the right to exercise all options for one year after the termination of his employment unless his employment was terminated for cause.

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

     Arrangement with Mr. Frear. On June 14, 1999, we entered into an arrangement with Mr. Frear pursuant to which he agreed to serve as our Chief Financial Officer. As part of this arrangement, Mr. Frear is entitled to an annual base salary of $250,000, subject to periodic review and adjustment, and a discretionary annual bonus of approximately 50% of his base salary, based on his personal and overall corporate performance. Mr. Frear is entitled to medical, disability, 401(k), life insurance and other benefits in accordance with our general policies.

     In connection with his employment, on July 22, 1999, Mr. Frear received 400,000 options to purchase shares of our common stock at an exercise price of $.50 per share. All of these options have vested and been exercised. In the event Mr. Frear were to resign, we would have the right to repurchase the shares that have been purchased by Mr. Frear upon exercise of the options at fair market value or $.50 per share, whichever is lower. This repurchase right was terminated with respect to a total of 100,000 shares on April 14, 2000 and with respect to the balance of the shares at the rate of 8,333 shares per month beginning on the first anniversary of the date of the option grant through the fourth anniversary of the date of grant. Our right to repurchase these shares will be terminated in the event of a change in control of our company. In addition, on February 14, 2000, Mr. Frear received 240,000 additional options at an exercise price of $24.00 per share. Of these options, the initial 30,000 options became exercisable on August 14, 2000. The remaining options become exercisable in equal installments of 5,000 per month. The options have a term of ten years.

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

     Arrangement with Mr. Mori. On September 30, 1999, we entered into an agreement with Mr. Mori pursuant to which he became our Executive Vice President and General Manager -- Americas effective October 1, 1999. Under his agreement, Mr. Mori is entitled to an annual base salary of $200,000, as well as a discretionary bonus of 50% to 100% of his base salary based on his personal and overall corporate performance. On October 29, 1999 and December 30, 1999, we granted Mr. Mori options to purchase 225,000 shares and 75,000 shares of our common stock, respectively, each at an exercise price of $.50 per share. All of Mr. Mori's options have vested. In the event Mr. Mori were to resign, we would have the right to repurchase any shares that have been purchased by Mr. Mori upon exercise of the options at fair market value or $.50 per share, whichever is lower. This repurchase right is terminated at a rate of 6,250 shares per month and will terminate on the fourth anniversary of the date of the grant. Under his agreement, Mr. Mori is entitled to benefits commensurate with those available to executives of comparable rank.

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

DIRECTOR COMPENSATION

     Directors who are also employees of our company will not receive additional compensation for serving as a director. Each director who is not an employee of our company receives an annual retainer of $10,000, together with a grant of options to purchase shares of our common stock under our stock option plan at an exercise price equal to fair market value on the date of grant. The options will vest immediately on the date of grant, but if a director ceases to serve on our board of directors, we will have the right to repurchase these shares at the lower of the exercise price or the fair market value of the shares. Our right to repurchase these shares will be terminated with respect to one fourth of the shares on each of the first, second, third and fourth anniversaries of the date of the option grant. On January 3, 2000, Messrs. Welsh, Wendel and McInerney each received 15,000 options to purchase shares of our common stock under our stock option plan at an exercise price of $.50 per share. On April 2, 2001, we granted Mr. Heintzelman 15,000 options to purchase shares of our common stock under our 1999 stock option plan at an exercise price of $0.375 per share, the closing price of our stock on that date.

BOARD OF DIRECTORS AND COMMITTEE MEETINGS

     The board of directors met nine times, including by telephone conference, during fiscal year 2000. All directors attended at least 75% of the meetings of the board of directors and the meetings of the committees on which they served held during the period that they served on the board of directors or such committees.

     Our board of directors has established an audit committee and a compensation committee. The audit committee and the compensation committee consisted of Thomas E. McInerney, Patrick J. Welsh and Thomas M. Wendel until the resignation of Mr.

Wendel on November 6, 2000 and since such time have consisted solely of Messrs. McInerney and Welsh. The responsibilities of the audit committee include:

     o recommending to our board of directors an independent audit firm to audit our financial statements and to perform services related to the audit;
     o    reviewing  the scope and  results  of the audit  with our  independent auditors;
     o    considering   the   adequacy  of  our  internal   accounting   control
          procedures; and
     o    considering auditors' independence.

     The board of directors has adopted a written charter for the audit committee. The audit committee held three meetings during fiscal year 2000.

     The compensation committee is responsible for determining the salaries and incentive compensation of our management and key employees and administering our stock option plan. The compensation committee did not hold any physical meetings during fiscal 2000. It took all actions by unanimous written consent.

     Our company does not have a nominating committee or a committee serving a similar function. Nominations are made by and through the full board of directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Wendel, who served as a director of our company until his resignation in November 2000, was also President, Chief Executive Officer and Chairman of the Board of Bridge until January 31, 2001. Messrs. McInerney and Welsh serve as directors of our company, as well as directors of Bridge. From November 2000 until February 2001, Mr. McInerney served as the interim Chief Executive Officer of Bridge. In addition, Messrs. McInerney and Welsh are general partners of Welsh Carson, which sponsors investment partnerships, which are among our principal stockholders and are also principal stockholders of Bridge.

     In 2000, none of our executive officers served as a director or member of the compensation committee of another entity whose executive officers had served on our board of directors or on our compensation committee.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Our compensation committee reviews, analyzes and recommends compensation programs to our board of directors and administers and grants awards under our 1999 stock option plan. During 2000, the compensation committee consisted of Thomas E. McInerney, Patrick J. Welsh and Thomas M. Wendel, until Mr. Wendel's resignation in November 2000, and after such time has consisted solely of Messrs. McInerney and Welsh. None of these directors are current or former employees of our company.

COMPENSATION POLICIES TOWARD EXECUTIVE OFFICERS

The compensation committee has structured its compensation policies to achieve the following goals:

     o    attract, motivate and retain experienced and qualified executives;
     o    increase the overall performance of SAVVIS;
     o    increase stockholder value; and
     o    increase the performance of individual executives.

     To achieve these objectives, the compensation program for our executive officers consists principally of three elements: base salary, cash bonuses and long-term incentive compensation in the form of participation in our 1999 stock option plan.

     The compensation committee seeks to provide competitive salaries based upon individual performance together with cash bonuses awarded based on our overall performance relative to corporate objectives, taking into account individual contributions, teamwork and performance levels. In addition, it is our policy to grant stock options to executives upon their commencement of employment and periodically thereafter in order to strengthen the alliance of interest between such executives and stockholders and to give executives the opportunity to reach the top compensation levels of the competitive market depending on our performance.

     The following describes in more specific terms the elements of compensation that implement the compensation committee 's compensation policies, with specific reference to compensation reported for 2000:

          Base Salaries. Base salaries of executives are initially determined by evaluating the responsibilities of the position, the experience and knowledge of the individual, and the competitive marketplace for executive talent, including a comparison to base salaries for comparable positions at peer public companies in the same geographic region. To ensure retention of qualified management, we have entered into employment agreements with four of our executive officers. The terms of such agreements were the results of arms-length negotiations between us and each executive officer. You can find further information regarding the employment agreements of the executive officers under the heading "Arrangements with Executive Officers," above. The agreements establish the base salary for each officer during the term of the agreement. We will review the salaries for the executives annually and, if appropriate, adjust based on individual performance, increases in general levels of compensation for executives at comparable firms and our overall financial results.

          Bonuses. The compensation committee also considers the payment of cash bonuses as part of its compensation program. Annual cash bonuses reflect a policy of requiring a certain level of company financial and operational performance for the prior fiscal year before any cash bonuses are earned by executive officers. In general, the compensation committee has tied
     potential  bonus  compensation  to  performance   factors,   including  the
     executive officer's efforts and contributions towards obtaining company objectives and the company's overall growth. The employment agreements of each of the executive officers provides that each of these employees will be entitled to a bonus consisting of cash in an amount determined prior to the conclusion of each fiscal year.

          Stock Options. A third component of executive officers' compensation is our 1999 stock option plan, pursuant to which we grant executive officers and other employees options to purchase shares of our common stock.

     The compensation committee grants stock options to executives in order to align their interests with the interests of our stockholders. Stock options are considered by the compensation committee to be an effective long-term incentive because the executives' gains are linked to increases in the stock value which in turn provides stockholder gains. The compensation committee generally grants options to new executive officers and other key employees upon their commencement of employment with us and periodically thereafter. The options generally are granted at an exercise price equal to the market price of our common stock at the date of the grant. The full benefit of the options is realized upon appreciation of the stock price in future periods, thus providing an incentive to create value for our stockholders through appreciation of stock price. We believe that stock options have been helpful in attracting and retaining skilled executive personnel. In 2000, we granted a total of 240,000 stock options to one of our executive officers in connection with his significant individual contributions relating to our initial public offering. The per share option exercise price of such options was equal to the initial offering price of $24.00 per share. We did not grant options to our other executives.

     Other. We have a contributory retirement plan for our employees (including executive officers) age 21 and over. Employees are eligible to begin participation on a quarterly basis. This 401(k) plan provides that each participant may contribute up to 15% of his or her salary (not to exceed the annual statutory limit). We generally make matching contributions to each participant's account equal to 50% of the participant's contribution up to 6% of the participant's annual compensation, but in a total amount not to exceed $2,400 per year. Thus, the total matching contribution can be up to 3% of the participant's annual compensation.

CHIEF EXECUTIVE OFFICER COMPENSATION

     The executive compensation policy described above has been applied in setting Mr. McCormick's 2000 compensation. Mr. McCormick generally participates in the same executive compensation plans and arrangements available to the other executives. Accordingly, his compensation consists of annual base salary, annual bonus, and long-term equity-linked compensation. The compensation committee's general approach in establishing Mr. McCormick's compensation is to be competitive with peer companies. In addition, the specific 2000 compensation elements for Mr. McCormick's compensation were determined in light of his level of responsibility, performance, current salary, the fact that he did not receive a prior-year bonus from us and other compensation awards.

     Mr. McCormick's compensation during the year ended December 31, 2000 included $393,750 in base salary and $600,000 in a cash bonus, fifty percent of which has been paid. Payment of the remaining fifty percent of Mr. McCormick's bonus is dependent upon the availability of sufficient funds, and the date of such payment, if any, is uncertain. Mr. McCormick's salary and bonus payments for 2000 were consistent with the compensation committee's policy of being competitive with the compensation of chief executive officers of peer companies. We did not grant Mr. McCormick any stock options in 2000.

COMPENSATION DEDUCTIBILITY POLICY

     Section 162(m) of the Internal Revenue Code of 1986 generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any fiscal year to the corporation's chief executive officer and four other most highly compensated executive officers as of the end of any fiscal year. However, the statute exempts qualifying performance-based compensation from the deduction limit if specified requirements are met.

     The board of directors and the compensation committee reserve the authority to award non-deductible compensation in circumstances as they deem appropriate. Further, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, no assurance can be given, notwithstanding our efforts, that compensation intended by SAVVIS to satisfy the requirements for deductibility under Section 162(m) does in fact do so.


STOCK OPTION PLAN

     Background. On July 22, 1999 the board adopted and the stockholders approved our 1999 stock option plan. On January 23, 2001, the board amended our stock option plan, subject to stockholder approval, to increase the number of shares of common stock subject to the plan by 12,000,000 shares from 12,000,000 to 24,000,000 shares. The board has directed that the stock option plan, as amended, be submitted for approval by our stockholders at our 2001 annual meeting. The option plan permits the granting of options to purchase shares of common stock intended to qualify as incentive stock options under the Internal Revenue Code, and options that do not qualify as incentive stock options, or non-qualified options. Grants may be made under our stock option plan to employees and directors of our company or any related company and to any other individual whose participation in the stock option plan is determined by our board of directors to be in our best interests. As of March 31, 2001, options to purchase an aggregate of 8,848,432 shares of our common stock were outstanding under our stock option plan. No options may be granted under our stock option plan after July 22, 2009.

     Shares Issuable through the Plan. The number of shares of common stock available for issuance under the option plan, as amended, is 24,000,000 shares subject to adjustment for stock dividends, splits and other similar events. If any shares of common stock covered by a grant are not purchased or are forfeited, or if a grant otherwise terminates without delivery of any shares of common stock subject to the option, then the number of shares of common stock counted against the total number of shares available under the stock option plan with respect to such grant will, to the extent of any such forfeiture or termination, again be available for making grants under the stock option plan. Shares of common stock delivered under the option plan in settlement, assumption or substitution of outstanding awards (or obligations to grant future awards) under the plans or arrangements of another entity will not reduce the maximum number of shares of common stock available for delivery under the option, to the extent that such settlement, assumption or substitution occurs as a result of our acquisition of another entity (or an interest in another entity). Shares issued under the option plan may be treasury shares or authorized but previously unissued shares.

     Administration of the Plan. The stock option plan is administered by our compensation committee. The compensation committee has the full power and authority to take all actions and to make all determinations required or provided for under the plan, any option, or option agreement, to the extent such actions are consistent with the terms of the plan. The board of directors may take any action the compensation committee is authorized to take. To the extent permitted by law, the compensation committee or board may delegate its authority under the plan to a member of the board or one of our executive officers.

     Option Terms. The option price of each option will be determined by the compensation committee. However, the option price may not be less than either 100% of the fair market value of our common stock on the date of grant in the case of incentive stock options. In no case may the option price be less than par value. To qualify as incentive stock options, options must meet various federal tax requirements, including limits on the value of shares subject to incentive stock options which first become exercisable in any one calendar year, and a shorter term and higher minimum exercise price in the case of any grants to 10% stockholders.

     The term of each option will be fixed by the compensation committee. The compensation committee will determine at what time or times each option may be exercised and the period of time, if any, after retirement, death, disability or termination of employment during which options may be exercised. However, all options shall automatically vest upon a termination of employment caused by the optionee's death, disability, or retirement. Options may be made exercisable in installments, and the compensation committee may accelerate the exercisability of options, as well as remove any restrictions on such options. Except to the extent otherwise expressly set forth in an option agreement relating to a non-qualified option, options are not transferable other than by will or the laws of descent and distribution. The compensation committee may include in any option agreement any provisions relating to forfeitures of options that it deems appropriate, including prohibitions on competing with our company and other detrimental conduct.

     If an optionee elects to exercise his or her options, he or she must pay the option exercise price in full either in cash or cash equivalents. To the extent permitted by the option agreement or the compensation committee, the optionee may also pay the option exercise price by the delivery of common stock, to the extent that the common stock is publicly traded, or other property. The compensation committee may also allow the optionee to defer payment of the option price, or may cause us to loan the option price to the optionee or to guarantee that any shares to be issued will be delivered to a broker or lender in order to allow the optionee to borrow the option price. If the compensation committee so permits, the exercise price may also be delivered to us by a broker pursuant to irrevocable instructions to the broker from the participant.

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

     The board of directors may also in its discretion and only to the extent provided in an option agreement cancel outstanding options in connection with a corporate transaction. Holders of cancelled options will receive a payment for each cancelled option.

     Amendment and Termination. The board of directors may at any time amend or discontinue the stock option plan, except that the maximum number of shares available for grant as incentive stock options and the class of persons eligible to receive grants under the plan may not be changed without stockholder approval. No options may be granted under the option plan after July 22, 2009.

     Adjustments for Stock Dividends and Similar Events. The compensation committee will make appropriate adjustments in outstanding awards to reflect common stock dividends, splits and other similar events.


US FEDERAL INCOME TAX CONSEQUENCES OF THE 1999 STOCK OPTION PLAN

     Incentive Stock Options. The grant of an option will not be a taxable event for the optionee or us. An optionee will not recognize taxable income upon exercise of an incentive stock option, except that the alternative minimum tax may apply. Any gain realized upon a disposition of common stock received pursuant to the exercise of an incentive stock option will be taxed as long-term capital gain if the optionee holds the shares for at least two years after the date of grant and for one year after the date of exercise. This is known as the holding period requirement. We will not be entitled to any business expense deduction with respect to the exercise of an incentive stock option, except as discussed below.

     For the exercise of an option to qualify for the foregoing tax treatment, the optionee must be an employee of our company or a subsidiary from the date the option is granted through a date within three months before the date of exercise of the option. In the case of an optionee who is disabled, the three-month period for exercise following termination of employment is extended to one year. In the case of an employee who dies, both the time for exercising incentive stock options after termination of employment and the holding period for common stock received pursuant to the exercise of the option are waived.

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

     An optionee who has transferred a non-qualified stock option to a family member by gift will realize taxable income at the time the non-qualified stock option is exercised by the family member. The optionee will be subject to withholding of income and employment taxes at that time. The family member's tax basis in the shares will be the fair market value of the shares on the date the option is exercised. The transfer of vested non-qualified stock options will be treated as a completed gift for gift and estate tax purposes. Once the gift is completed, neither the transferred options nor the shares acquired on exercise of the transferred options will be includible in the optionee's estate for estate tax purposes.



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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides you with information about the beneficial ownership of shares of our common stock as of March 31, 2001 by:

     o each person who, to our knowledge, beneficially owns more than 5% of our common stock;

     o    each of our directors and executive officers; and

     o    all our directors and executive officers as a group.

     Beneficial ownership is determined under the rules of the SEC and includes voting or investment power with respect to the common stock.

     Unless indicated otherwise below, the address for each listed director and executive officer is SAVVIS Communications Corporation, 12851 Worldgate Drive, Herndon, Virginia 20170. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable, and the information contained in this table and the notes that follow. The total number of shares of common stock outstanding used in calculating the percentage for each person named in the table includes the shares of common stock underlying options or other convertible securities held by that person that are exercisable within 60 days of March 31, 2001, but excludes shares of common stock underlying options or other convertible securities held by all other persons. Percentage of beneficial ownership is based on 93,842,498 shares of common stock outstanding as of March 31, 2001.


                                                    NUMBER OF SHARES OF           PERCENTAGE OF
                                                       COMMON STOCK            OUTSTANDING SHARES OF
                                                     BENEFICIALLY OWNED            COMMON STOCK
Bridge Information Systems, Inc. (1).......             45,483,702                     48.5%
Welsh, Carson Anderson & Stowe (2).........             29,767,209                     27.4%
Clyde A. Heintzelman.......................                  0                          *
Robert A. McCormick........................               750,000                       *
John M. Finlayson..........................               673,000                       *
David J. Frear (3).........................               475,000                       *
Richard Bubenik (4)........................               141,148                       *
James D. Mori..............................               300,000                       *
David L. Roscoe ...........................               251,200                       *
Patrick J. Welsh (5).......................             29,299,723                     26.9%
Thomas E. McInerney (6)....................             29,941,832                     27.6%
All executive officers and directors as a
group (9 persons)..........................             32,732,455                     30.1%

--------------------
* Less than one percent.

(1)  Does not  include  shares  held by Welsh,  Carson,  Anderson  & Stowe,  as  described  in note 2 below.  The  address of Bridge
     Information Systems, Inc. is Three World Financial Center, New York, New York 10281.

(2)  Includes 4,635,958 shares of common stock held by Welsh,  Carson,  Anderson & Stowe VI, L.P., or WCAS VI, 3,475,566 shares held by Welsh, Carson,  Anderson & Stowe VII, L.P., or WCAS VII, 65,357 shares held by WCAS Information Partners,  L.P., or WCAS IP,
     667,761 shares held by WCAS Capital Partners II, L.P., or WCAS CP II, 20,917,947 shares held by Welsh, Carson, Anderson & Stowe
     VIII, L.P., or WCAS VIII and 4,620 shares held by WCAS Management Corporation,  or WCAS Management. The respective sole general partners of WCAS VI, WCAS VII, WCAS IP, WCAS CP II and WCAS VIII are WCAS VI Partners, L.P., WCAS VII Partners, L.P., WCAS INFO
     Partners, WCAS CP II Partners and WCAS VIII Associates,



     LLC.  14,667,947 of the shares  beneficially  held by WCAS VIII and all of the shares  beneficially held by WCAS Management are issuable upon the conversion of the 10% convertible  senior secured notes due 2006,  including accrued interest thereon through
     March 31, 2001,  issued to these  entities  pursuant to the  securities  purchase  agreement  dated as of February 16, 2001, as described in Item 13 of this Form 10-K.

     The individual general partners of each of these partnerships include some or all of Bruce K. Anderson, Russell L. Carson,
     Anthony J. de Nicola, James B. Hoover, Thomas E. McInerney, Robert A. Minicucci, Charles G. Moore, III, Andrew M. Paul, Paul
     B. Queally, Jonathan M. Rather, Lawrence B. Sorrel, Richard H. Stowe, Laura M. VanBuren and Patrick J. Welsh.  The individual general partners who are also directors of SAVVIS are Patrick J. Welsh and Thomas E. McInerney.  Each of the foregoing persons may be deemed to be the beneficial owner of the common stock owned by the limited partnerships of whose general partner he or she is a general partner.  WCAS VI, WCAS VII, WCAS IP and WCAS CP II, in the aggregate, own approximately 38% of the outstanding equity securities of Bridge on a fully diluted basis.  The address of Welsh, Carson, Anderson & Stowe is 320 Park
     Avenue, New York, NY 10022.

(3)  Includes 75,000 shares of common stock subject to options that are exercisable within 60 days of March 31, 2001.

(4)  Includes 64,582 shares of common stock subject to options that are exercisable within 60 days of March 31, 2001.

(5)  Includes  29,099,448  shares held by Welsh,  Carson,  Anderson & Stowe, as described in note 2 above, and also includes 136,147 shares issuable upon the conversion of Mr. Welsh's 10% convertible  senior secured notes due 2006,  including  accrued interest thereon through March 31, 2001.

(6)  Includes  29,767,209  shares held by Welsh,  Carson,  Anderson & Stowe, as described in note 2 above, and also includes 136,147 shares issuable upon the conversion of Mr. McInerney's 10% convertible senior secured notes due 2006, including




ITEM 13.    CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

     Mr. Roscoe, a director of our company, is also the President, Chief Operating Officer and co-Chief Executive Officer of Bridge, one of our principal stockholders. Mr. McInerney served as the interim Chief Executive Officer of Bridge from November 2000 until February 2001. Messrs. McInerney and Welsh serve as directors of our company, as well as directors of Bridge. In addition, Messrs. McInerney and Welsh are general partners of Welsh, Carson, which sponsors investment partnerships, which are among our principal stockholders and are also principal stockholders of Bridge.

     Transactions with Welsh Carson. On February 7, 2000, we entered into a registration rights agreement with Welsh Carson and Bridge, pursuant to which we granted Welsh Carson customary registration rights, including demand registration rights and piggy-back registration rights, with respect to the 6,250,000 shares of our common stock that were purchased by Welsh Carson from Bridge following the initial public offering of our common stock.

     On February 16, 2001, we entered into a securities purchase agreement and certain related agreements and documents with two investment entities sponsored by Welsh Carson and several individuals affiliated with Welsh Carson. Pursuant to the terms of the securities purchase agreement, the Welsh Carson entities and affiliated individuals purchased $20,000,000 aggregate principal amount of our 10% convertible senior secured notes due 2006. Subject to the terms of the notes, the holders of the notes have the right, at their option at any time, to convert all or any portion of the unpaid principal amount of the notes, together with accrued interest, into such number of shares of our common stock as is obtained by dividing the total amount so to be converted by the conversion price of $1 5/16. In connection with this transaction, we granted the Welsh Carson entities and individuals customary registration rights with respect to the shares of our common stock issuable upon conversion of the notes, including demand registration rights and piggy-back registration rights.

     Transactions with Bridge. In February 2000, we entered into several agreements with Bridge, including a master establishment and transition agreement, an equipment colocation permit, a network services agreement, an administrative services agreement, a technical services agreement, the GECC Sublease and a local network services agreement. Summaries of these agreements are set forth below.

     Master Establishment and Transition Agreement. The master establishment and transition agreement transferred Bridge's global Internet protocol network to us for $77 million. Under this agreement, a Bridge subsidiary that owned all of Bridge's U.S. network assets transferred them to one of our subsidiaries.

     The transfers of non-U.S. assets were effected under local transfer agreements between the appropriate Bridge and SAVVIS subsidiaries. The transfer of several portions of the Bridge network requires contractual consents from some of Bridge's counter parties or regulatory approvals in several jurisdictions which have not yet been obtained. Bridge will continue to own and operate those portions of the network while we continue to seek the appropriate consents. Under the master establishment and transition agreement, once the requisite consents and approvals have been acquired in each jurisdiction, we will have an obligation to purchase the assets from Bridge in that jurisdiction. Our obligation to acquire these assets expires upon the later of ten years from the closing date or expiration of the network services agreement. At present, we do not know the extent to which Bridge, its international affiliates or any future purchaser of all or a substantial part of its international operations will continue to operate in these countries due to the uncertainties surrounding the overall resolution of Bridge's bankruptcy proceedings, which may impact our ability to acquire the assets not already transferred by Bridge to SAVVIS.

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

     Network Services Agreement. Under the network services agreement, we have agreed to provide Bridge with networks for the collection and distribution of the financial information provided by Bridge to its customers and for Bridge's internal managed data network needs for ten years from February 18, 2000. The agreement may be extended by Bridge for an additional five-year period by giving us notice one year before the expiration of the initial ten-year term. Upon termination of the agreement, we will be required to continue to provide network services to Bridge for an additional five years, at rates in effect for our third party customers at the termination date.

     Bridge has agreed to pay us a minimum of $132 million and $145 million for network services in 2001 and 2002, respectively. In addition, Bridge has agreed that the amount paid to us under the agreement for the fourth, fifth and sixth years of the agreement will not be less than 80% of the total amount paid by Bridge and its subsidiaries for Internet protocol data transport services; and the amount paid to us under the agreement for the seventh through tenth years will not be less than 60% of the total amount paid by Bridge and its subsidiaries for Internet protocol data transport services.

     In addition, we charge Bridge for additional bandwidth and additional connections at a rate established on an annual basis. In those instances where the addition is outside of the existing network, we will negotiate the terms of the expansion with Bridge on a case-by-case basis, including any additional charges to be paid to us by Bridge to defray the cost of such expansion. If we cannot reach agreement with Bridge on the annual rate or on the additional charges, and Bridge still desires for us to provide such service, then we will submit prices to an independent arbitrator who will assign the price quoted by the party that in the arbitrator's opinion came closest to quoting a fair market price.

     We have also agreed that, beginning February 18, 2001, the network will perform in accordance with specific quality of service standards. If those standards are not met with respect to a customer site in any month, Bridge will be entitled to receive, upon request, a credit for one month's charges for that site. The network services agreement contains quality of service levels and provides for credits if the levels are not maintained. In addition, a material breach of the service levels allows Bridge to terminate the agreement and/or collect up to $50 million as liquidated damages not more than once in any thirty-six month period. At present, neither SAVVIS, nor to the best of our knowledge, Bridge has developed the software and or the monitoring tools necessary to determine whether or not SAVVIS is in compliance with the SLAs.

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

     It is uncertain if Bridge can meet its continuing obligations under the network services agreement. Bridge's financial condition and ability and willingness to meet its payment obligations under the network services agreement will affect our revenues and our ability to run our business. We may not receive timely payments owed to us under the network services agreement from Bridge. The Bankruptcy Code may restrict the amount and recoverability of our claims against Bridge. In addition, under the automatic stay provisions of the Bankruptcy Code, we are currently prevented from exercising certain rights and remedies under our network services agreement with Bridge and from taking certain enforcement actions against Bridge. As of March 31, 2001, Bridge owed us approximately $33 million (before offsetting our note due to Bridge) under the network services agreement. In addition, Bridge has the right, subject to bankruptcy court approval and certain other limitations, to assume and assign or reject executory, pre-petition contracts and unexpired leases, which would include the network services agreement.

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

     Technical Services Agreement. Pursuant to the technical services agreement, Bridge provides us with services, including help desk support, installation, maintenance and repair of equipment, customer related services such as processing service orders and provisioning interconnection. In addition, Bridge manages the colocation of third-party equipment in our facilities, which includes facilities management, such as power, heating, air conditioning, lighting and other utilities and installation, monitoring and maintenance of equipment. Bridge manages our network operation centers. This agreement will remain in effect so long as the network services agreement is in effect. Rates for the services provided under this agreement were fixed for the first year and have yet to be negotiated for any succeeding period. Bridge is required to meet quality of service standards set forth in the agreement, and, if Bridge fails to meet the standards, we will been titled to a refund of all amounts paid for the non-complying service plus the costs we incurred to have that service provided by a third party.

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

     For the period February 18, 2000 to December 31, 2000 we incurred obligations to Bridge amounting to approximately $19.3 million, for services provided by Bridge under the technical services agreement and the administrative services agreement, for certain employee-related expenses paid directly by Bridge, and for telecommunication charges relating to the network that were paid by Bridge.

     GECC Sublease. We have subleased from Bridge some of the network assets that Bridge leases from GECC. The terms of the GECC sublease mirror the GECC master lease. We do not have a direct relationship with GECC with respect to this sublease. As of March 31, 2001, the aggregate amount of our capitalized lease obligations to Bridge was approximately $9.3 million. Bridge has failed to perform its obligations under its agreement with GECC, including forwarding to GECC payments we made to Bridge, and as a result our rights to such network assets may be impaired. SAVVIS did not make the March and April 2001 payments, amounting to $1.2 million, to Bridge under this sublease and deposited these payments into a separate bank account, thus causing a default with Bridge under this lease.

     Promissory Note. As of December 31, 2000, we had an outstanding term note in favor of Bridge of approximately $23 million. The loan matured on February 18, 2001 and bears interest at a rate of 8% per year. We used the proceeds of this loan to fund our working capital requirements from the date of the acquisition of SAVVIS by Bridge to February 18, 2000, the closing date of our initial public offering of common stock.

     At December 31, 2000, Bridge owed us $32.9 million representing a net balance of charges to Bridge for network services provided by us under the network services agreement less amounts netted for technical support, customer support, project management, and other services provided by Bridge to SAVVIS. On February 16, 2001, we advised Bridge that, if permitted by applicable law, we intend to set-off the note to Bridge against Bridge's indebtedness to us as of February 15, 2001. Accordingly, as of March 31, 2001, we have not remitted the total balance due of approximately $23 million of principal and interest to Bridge.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


     (a) (1) and (2) Financial Statements and Financial Statement Schedules


     The following consolidated financial statements are filed pursuant to Item 8 of this report:


          Independent Auditors' Report.


          Consolidated Balance Sheets as of December 31, 1999 and 2000.


          Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000.


          Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1999, and 2000.


          Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000.


          Notes to Consolidated Financial Statements.


     All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the financial statements, or notes thereto, are not required under the related instructions or are inapplicable and therefore have been omitted.


14(a)(3) Exhibits. The following exhibits are either provided with this Form 10-K or are incorporated herein by reference.


EXHIBIT INDEX

NUMBER   EXHIBIT DESCRIPTION
------   -----------------------------------------------------------------------

3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-90881) (the "Registration Statement"))

3.2 Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)

3.3      Amended  and  Restated  Bylaws  of  the  Registrant   (incorporated  by
         reference to the same numbered exhibit to the Registrant's Registration Statement)

4.1 Form of Common Stock Certificate (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)

10.1     1999 Stock Option Plan, as amended

10.2 Form of Incentive Stock Option Agreement under the 1999 Stock Option Plan (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)

10.3 Form of Incentive Stock Option Agreement under the 1999 Stock Option Plan (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)

10.4 Form of Non-Qualified Stock Option Agreement under the 1999 Stock Option Plan (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)

10.5 Amended and Restated Agreement and Plan of Merger, dated February 19, 1999, among the Registrant, SAVVIS Acquisition Corp. and Bridge Information Systems, Inc. (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)

10.6 Employment Agreement, dated December 4, 1998, between the Registrant and Clyde A. Heintzelman (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)

10.7 Letter Agreement, dated November 12, 1999, between the Registrant and Clyde A. Heintzelman (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)

10.8 Employment Agreement, dated December 20, 1999, between the Registrant and Jack M. Finlayson (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)

10.9     Letter Agreement, dated June 14, 1999, between the Registrant and David
         J. Frear (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)

10.10 Letter Agreement, dated September 30, 1999, between the Registrant and James D. Mori (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)

10.11 Master Establishment and Transition Agreement, dated February 9, 2000, between the Registrant and Bridge Information Systems, Inc., including as Exhibit B a Form of Administrative Services Agreement, as Exhibit E a Form of Local Contract of Assignment and Assumption, as Exhibit F a Form of Local Asset Transfer Agreement, as Exhibit H a Form of Equipment Colocation Permit, as Exhibit I a Form of Promissory Note, as Exhibit J a Form of Call Asset Transfer Agreement and as Exhibit K the Sublease Agreement (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)

10.12 + Network Services Agreement, dated February 18, 2000, between SAVVIS Communications Corporation and Bridge Information Systems, Inc. (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)

10.13 + Technical Services Agreement, dated February 18, 2000, between SAVVIS Communications Corporation and Bridge Information Systems, Inc. (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)

10.14 Managed Network Agreement, dated January 31, 1995, between Sprint Communications Company L.P. and Bridge Data Company (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)

10.15 Amendment One to the Managed Network Agreement, dated August 23, 1995, between Sprint Communications Company L.P. and Bridge Data Company (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)

10.16 Amendment Two to the Managed Network Agreement, dated August 16, 1995, between Sprint Communications Company L.P. and Bridge Data Company (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)

10.17 + Amendment Three to the Managed Network Agreement, dated March 1, 1996, between Sprint Communications Company L.P. and Bridge Data Company (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)

10.18 + Amendment Four to the Managed Network Agreement, dated July 29, 1996, between Sprint Communications Company L.P. and Bridge Data Company (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)

10.19 + Amendment Five to the Managed Network Agreement, dated December 5, 1996, between Sprint Communications Company L.P. and Bridge Data Company (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)

10.20 + Amendment Six to the Managed Network Agreement, dated May 23, 1997, between Sprint Communications Company L.P. and Bridge Data Company (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)

10.21 + Amendment Seven to the Managed Network Agreement, dated August 28, 1998, between Sprint Communications Company L.P. and Bridge Data Company (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)

10.22 + Service Agreement, dated August 15, 1996, between the Registrant and IXC Carrier, Inc. (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)

10.23 + Amendment No. 1 to the Service Agreement, dated October 22, 1996, between the Registrant and IXC Carrier, Inc. (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)

10.24 + Master Internet Services Agreement, effective June 4, 1999, between the Registrant and UUNET Technologies, Inc. (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)

10.25 + Internet MCI Dedicated Access Agreement, dated April 16, 1998, between the Registrant and network MCI, Inc. (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)

10.26 Registration Rights Agreement, dated February 7, 2000, among the Registrant, Welsh Carson Anderson & Stowe VIII, L.P. and Bridge Information Systems, Inc. (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)

10.27 Office Lease between WGP Associates, LLC and SAVVIS Communications (incorporated by reference to the same numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31,
         1999)

10.28 Amended and Restated Credit Agreement, dated as of September 5, 2000, by and among the Registrant, as guarantor, SAVVIS Communications Corporation, a Missouri corporation, as borrower, and Nortel Networks Inc., as administrative agent, and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.29 Pledge Agreement, dated as of September 5, 2000, by and between the Registrant and Nortel Networks Inc., as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.30 Amended and Restated Pledge and Security Agreement, dated as of September 5, 2000, by and between SAVVIS Communications Corporation, a Missouri corporation and Nortel Networks Inc., as administrative agent for the lenders (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.31 Pledge and Security Agreement, dated as of September 5, 2000, by and between Global Network Assets, LLC and Nortel Networks Inc., as administrative agent for the lenders (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.32 Amended and Restated Guaranty Agreement, dated as of September 5, 2000, delivered by the Registrant to and in favor of Nortel Networks Inc., as administrative agent for itself and the other lenders (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.33 Amended and Restated Guaranty Agreement, dated as of September 5, 2000, delivered by Global Network Assets, LLC to and in favor of Nortel Networks Inc., as administrative agent for itself and the other lenders (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.34 + Long Haul IRU Agreement, dated as of August 2, 2000, between SAVVIS Communications Corporation, a Missouri corporation and Level 3 Communications, LLC (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.35 + Metro IRU Agreement, dated as of August 2, 2000, between SAVVIS Communications Corporation, a Missouri corporation and Level 3 Communications, LLC (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.36 + Arena Naming Rights Agreement, dated as of August 17, 2000, among the Registrant, Kiel Center Partners, L.P. and Bridge Information Systems, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.37 + Master Agreement, dated as of June 30, 2000, between SAVVIS Communications Corporation, a Missouri corporation and Winstar Wireless, Inc., as amended by that certain Letter Agreement dated September 29, 2000 (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.38 + Nortel Networks Global Purchase Agreement, effective as of June 30, 2000, between SAVVIS Communications Corporation, a Missouri corporation and Nortel Networks Inc. (incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.39 ++ Amendment Eight to the Managed Network Agreement, effective as of August 1, 2000, between Sprint Communications Company, L.P. and Bridge Data Company

10.40 Securities Purchase Agreement, dated as of February 16, 2001, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Management Corporation and the various individuals listed as Purchasers on schedule I thereto

10.41 Registration Rights Agreement, dated as of February 20, 2001, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Management Corporation and the various individuals listed on the signature pages thereto

10.42 Missouri Future Advance Deed of Trust and Security Agreement, dated as of February 19, 2001, among SAVVIS Communications Corporation, a Missouri corporation, Steven D. Korenblat and Welsh, Carson, Anderson & Stowe VII, L.P.

10.43    Stipulation  and  Order,   dated  April  9,  2001,  by  and  among  the
         Registrant, AT&T Corp., Bridge Information Systems, Inc. and its related debtor entities

10.44 Stipulation and Order, dated March 22, 2001, by and among the Registrant, Sprint Communications Company L.P., Bridge Information Systems, Inc. and its related debtor entities

10.45 Stipulation and Order, dated March 23, 2001 by and among the Registrant, MCI/WorldCom Communications Corporation and certain of its affiliates, Bridge Information Systems, Inc. and its related debtor entities

10.46 Employment Agreement, dated April 2, 2001, between the Registrant and Robert A. McCormick

21.1     Subsidiaries of the Registrant

----------

     + Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

     ++ A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

(b) Reports on Form 8-K.

     On February 2, 2001 and February 22, 2001, we filed Current Reports on Form 8-K relating to the bankruptcy of Bridge Information Systems, Inc.

(c) Exhibits.

     The list of  exhibits  filed with this  report is set forth in  response to
Item 14(a)(3). SAVVIS hereby files as part of this report the exhibits listed in the index to the exhibits.

(d) Financial Statements Schedules.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 2001.


                           SAVVIS COMMUNICATIONS CORPORATION



                           By: /s/  Robert McCormick
                              -------------------------
                              Robert McCormick
                              CHIEF EXECUTIVE OFFICE AND CHAIRMAN OF THE BOARD


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities indicated below and on the dates indicated.


         SIGNATURE                                 TITLE                                  DATE
-------------------------------    ------------------------------------------        --------------
  /s/ ROBERT MCCORMICK             Chief Executive Officer and Chairman              April 17, 2001
-------------------------------    of the Board (principal executive officer)
     Robert McCormick

     /s/ DAVID J. FREAR            Executive Vice President, Chief                   April 17, 2001
-------------------------------    Financial Officer and Director
         David J. Frear            (principal financial officer and
                                   principal accounting officer)

     /s/ JACK M. FINLAYSON         President, Chief Operating Officer and            April 17, 2001
-------------------------------    Director
         Jack M. Finlayson

    /s/ CLYDE A. HEINTZELMAN       Director                                          April 17, 2001
-------------------------------
        Clyde A. Heintzelman

   /s/ THOMAS E. MCINERNEY         Director                                          April 17, 2001
-------------------------------
       Thomas E. McInerney

   /s/ PATRICK J. WELSH            Director                                          April 17, 2001
-------------------------------
       Patrick J. Welsh

   /s/ DAVID L. ROSCOE             Director                                          April 17, 2001
-------------------------------
       David L. Roscoe

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        SAVVIS COMMUNICATIONS CORPORATION





                                                                                                                                PAGE
                                                                                                                                ----
Independent Auditors' Report .................................................................................................   F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000 .................................................................   F-3

Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000 ...................................   F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1999 and 2000 ....   F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000 ...................................   F-6

Notes to Consolidated Financial Statements ...................................................................................   F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of SAVVIS Communications Corporation:

We have audited the accompanying consolidated balance sheets of SAVVIS Communications Corporation and subsidiaries ("SAVVIS"), as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 2000, the period from April 7, 1999 (the date of SAVVIS' acquisition by Bridge Information Systems, Inc.) through December 31, 1999, the period from January 1, 1999 through April 6, 1999, and the year ended December 31, 1998. These financial statements are the responsibility of SAVVIS' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SAVVIS as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the stated periods ended December 31, 2000, December 31, 1999, April 6, 1999, and December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2000 have been prepared assuming that SAVVIS will continue as a going concern. As discussed in Note 1, SAVVIS is experiencing difficulty in generating sufficient cash flow to meet its capital requirements and to sustain its operations. During the year ended December 31, 2000, SAVVIS incurred a net loss of approximately $164.9 million and, as of December 31, 2000, SAVVIS has a working capital deficiency of $153.6 million and an accumulated operating deficit of $203.5 million. These matters, in conjunction with the bankruptcy of Bridge Information Systems, Inc., discussed in the following paragraph, raise substantial doubt about SAVVIS' ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On February 15, 2001, Bridge Information Systems, Inc., from whom the Company derived about 81% of its revenues during the year ended December 31, 2000, filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. Sections 101 et seq. in the United States Bankruptcy Court for the Eastern District of Missouri.

As discussed in Note 1 to the consolidated financial statements, SAVVIS adopted a new accounting basis effective April 7, 1999 in connection with a change in ownership and recorded net assets as of that date at the new owner's acquisition cost. Accordingly, the consolidated statements of operations for the year ended December 31, 2000 and for the period from April 7, 1999 through December 31, 1999 are not comparable to those of earlier periods presented.



Deloitte & Touche LLP
McLean, Virginia
April 9, 2001

                        SAVVIS COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                              DECEMBER 31,
                                                                                                         1999               2000
                                                                                                       ---------          ---------
                                                                                                      (SUCCESSOR)        (SUCCESSOR)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ...................................................................         $   2,867          $  32,262
 Restricted cash .............................................................................                --              5,565
 Accounts receivable from Bridge Information Systems, Inc. ...................................                --             32,897
 Trade accounts receivable, less allowance for doubtful accounts of $375 in
   1999 and $800 in 2000 .....................................................................             2,271             11,015
 Prepaid expenses ............................................................................               503              1,087
 Other current assets ........................................................................                88              3,119
                                                                                                       ---------          ---------
Total current assets .........................................................................             5,729             85,945
PROPERTY AND EQUIPMENT -- Net ................................................................             5,560            319,008
GOODWILL AND INTANGIBLE ASSETS -- Net of accumulated amortization of $12,217 in
 1999 and $24,606 in 2000 ....................................................................            26,250             13,974
OTHER NON-CURRENT ASSETS .....................................................................             1,757             19,695
                                                                                                       ---------          ---------
TOTAL
                                                                                                       $  39,296          $ 438,622
                                                                                                       =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable ............................................................................         $   5,093          $  81,901
 Accrued compensation payable ................................................................             1,928              5,407
 Due to Bridge Information Systems, Inc. .....................................................            24,065             23,090
 Deferred revenue ............................................................................                --              3,189
 Notes payable  -- current portion ...........................................................                --             75,066
 Current portion of capital lease obligations ................................................             2,462             28,465
 Other accrued liabilities ...................................................................             5,083             22,439
                                                                                                       ---------          ---------
Total current liabilities ....................................................................            38,631            239,557

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION ..............................................             3,431             47,971
NOTES PAYABLE - NON CURRENT PORTION ..........................................................                --             25,018
DEFFERRED REVENUE - NON CURRENT ..............................................................                --              8,656
OTHER ACCRUED LIABILITIES ....................................................................                --                490
                                                                                                       ---------          ---------
Total Liabilities ............................................................................            42,062            321,692
                                                                                                       ---------          ---------
COMMITMENTS AND CONTINGENCIES (NOTE 11)


STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock; 50,000,000 shares authorized, none issued and outstanding ..................                --                 --
 Common stock; $.01 par value, 125,000,000 shares authorized, 77,210,286 shares issued and outstanding in 1999, 250,000,000 shares authorized,
  93,831,066 shares issued and 93,792,190 shares outstanding in 2000 .........................               772                938
 Additional paid-in capital ..................................................................            84,973            359,586
 Accumulated deficit .........................................................................           (38,617)          (203,468)
 Deferred compensation .......................................................................           (49,894)           (39,581)
 Treasury stock, at cost, 0 shares in 1999 and 38,876 shares in 2000 .........................                --                (19)
 Accumulated other comprehensive income:
  Cumulative foreign currency translation adjustment .........................................                --               (526)
                                                                                                       ---------          ---------
Total stockholders' equity (deficit) .........................................................            (2,766)           116,930
                                                                                                       ---------          ---------
TOTAL ........................................................................................         $  39,296          $ 438,622
                                                                                                       =========          =========

See notes to consolidated financial statements.

                        SAVVIS COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                        PERIOD FROM
                                                                                         JANUARY 1     PERIOD FROM
                                                                                            TO          APRIL 7 TO
                                                                                         APRIL 6,      DECEMBER 31,
                                                                           1998            1999            1999            2000
                                                                       ------------    ------------    ------------    ------------
                                                                       (PREDECESSOR)   (PREDECESSOR)    (SUCCESSOR)    (SUCCESSOR)
REVENUES:
Managed data networks (including $149,805 from Bridge
 Information Systems, Inc. in 2000) ................................   $         --    $         --    $         --    $    151,733
Internet access (including $1,844 from Bridge Information
 Systems, Inc. in 2000) ............................................         12,827           5,303          17,501          32,542
Other ..............................................................            847             137           1,048           2,049
                                                                       ------------    ------------    ------------    ------------
 Total revenues ....................................................         13,674           5,440          18,549         186,324
                                                                       ------------    ------------    ------------    ------------
DIRECT COSTS AND OPERATING EXPENSES:
Data communications and operations (excluding $.2 million
 and $1.9 million of equity-based compensation for the 1999
 Successor period and 2000, respectively) ..........................         20,889           6,371          21,183         211,750
Sales and marketing (excluding $.5 million and $5.0 million
 of equity-based compensation for the 1999 Successor period
 and 2000, respectively) ...........................................          8,155           2,618           9,924          33,892
General and administrative (excluding $.8 million and $7.6
 million of equity-based compensation for the 1999
 Successor period and 2000, respectively) ..........................          4,090           2,191           8,906          24,361
Depreciation and amortization ......................................          2,288             817          14,351          60,511
Asset impairment & other write-downs of assets .....................             --           1,383              --           2,000
Non-cash equity-based compensation .................................             --              --           1,500          14,459
                                                                       ------------    ------------    ------------    ------------
 Total direct costs and operating expenses .........................         35,422          13,380          55,864         346,973
                                                                       ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS ...............................................        (21,748)         (7,940)        (37,315)       (160,649)
NONOPERATING INCOME (EXPENSE):
Interest income ....................................................            383              23              48           6,369
Interest expense ...................................................           (483)           (158)         (1,350)        (10,571)
                                                                       ------------    ------------    ------------    ------------
 Total non operating expense .......................................           (100)           (135)         (1,302)         (4,202)
                                                                       ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND
 EXTRAORDINARY ITEM ................................................        (21,848)         (8,075)        (38,617)       (164,851)
INCOME TAXES .......................................................             --              --              --              --
Minority Interest in Losses, net of accretion ......................           (147)             --              --              --
                                                                       ------------    ------------    ------------    ------------
LOSS BEFORE EXTRAORDINARY ITEM .....................................        (21,995)         (8,075)        (38,617)       (164,851)
Extraordinary gain on debt extinguishment, net of tax ..............          1,954              --              --              --
                                                                       ------------    ------------    ------------    ------------

NET LOSS ...........................................................        (20,041)         (8,075)        (38,617)       (164,851)
PREFERRED STOCK DIVIDENDS ..........................................         (2,054)           (706)             --              --
ACCRETION TO CARRYING VALUES OF SERIES
 B AND C REDEEMABLE PREFERRED STOCK ................................           (571)           (244)             --              --
                                                                       ------------    ------------    ------------    ------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS .......................   $    (22,666)   $     (9,025)   $    (38,617)   $   (164,851)
                                                                       ============    ============    ============    ============
BASIC AND DILUTED LOSS PER COMMON SHARE BEFORE
 EXTRAORDINARY ITEM ................................................   $       (.42)   $       (.14)   $       (.54)   $      (1.89)
EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT ..........................            .03              --              --              --
                                                                       ------------    ------------    ------------    ------------
BASIC AND DILUTED LOSS PER COMMON SHARE ............................   $       (.39)   $       (.14)   $       (.54)   $      (1.89)
                                                                       ============    ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING ................................     58,567,482      66,018,388      72,075,287      87,343,896
                                                                       ============    ============    ============    ============


See notes to consolidated financial statements.

                        SAVVIS COMMUNICATIONS CORPORATION
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   YEAR ENDED DECEMBER 31, 1998 (PREDECESSOR),
        PERIOD FROM JANUARY 1, 1999 THROUGH APRIL 6, 1999 (PREDECESSOR),
         PERIOD FROM APRIL 7, 1999 THROUGH DECEMBER 31, 1999 (SUCCESSOR)
                  AND YEAR ENDED DECEMBER 31, 2000 (SUCCESSOR)

                             (DOLLARS IN THOUSANDS)


                                                                                                             NUMBER OF SHARES
                                                                                                        ----------       ----------
                                                                                                          COMMON          TREASURY
                                                                                                          STOCK             STOCK
                                                                                                        ----------       ----------
BALANCE, JANUARY 1, 1998 (Predecessor) ..........................................................       39,550,519        4,853,967
Issuance of common stock ........................................................................            1,976               --
Issuance of stock options .......................................................................               --               --
Issuance of common stock for acquisition of IXA .................................................       28,789,781               --
Issuance of common stock upon exercise of stock options .........................................          957,533               --
Dividends declared on Series C Redeemable Preferred Stock .......................................               --               --
Accretion to carrying values of Series B and C Redeemable Preferred Stock .......................               --               --
Purchase of shares for treasury .................................................................               --          197,576
Issuance of Series C warrants
Net loss and comprehensive loss..................................................................               --               --
                                                                                                        ----------       ----------
BALANCE, DECEMBER 31, 1998 (Predecessor) ........................................................       69,299,809        5,051,543
Issuance of common stock upon exercise of stock options .........................................        2,700,191               --
Dividends declared on Series C Redeemable Preferred Stock .......................................               --               --
Accretion to carrying values of Series B and C Redeemable Preferred Stock .......................               --               --
Recognition of deferred compensation cost .......................................................               --               --
Net loss and comprehensive loss .................................................................               --               --
                                                                                                        ----------       ----------
BALANCE, APRIL 6, 1999 (Predecessor) ............................................................       72,000,000        5,051,543
Recapitalization related to acquisition of the Company by Bridge Information Systems ............               --       (5,051,543)
Issuance of common stock upon exercise of stock options .........................................        5,210,286               --
Issuance of stock options and restricted stock ..................................................               --               --
Recognition of deferred compensation cost .......................................................               --               --
Net loss and comprehensive loss .................................................................               --               --
                                                                                                        ----------       ----------
BALANCE, DECEMBER 31, 1999 (Successor) ..........................................................       77,210,286               --
Net loss ........................................................................................               --               --
Foreign currency translation adjustment .........................................................               --               --

Comprehensive loss...............................................................................

Issuance of common stock in initial public offering .............................................       14,875,000               --
Issuance of common stock upon exercise of stock options .........................................          995,780               --
Issuance of stock options and restricted stock ..................................................               --               --
Issuance of common stock in payment of obligations ..............................................          750,000               --
Recognition of deferred
   compensation cost ............................................................................               --               --
Purchase of shares for treasury .................................................................               --          (38,876)
Preferential distribution to Bridge .............................................................               --               --
                                                                                                        ----------       ----------
BALANCE, DECEMBER 31, 2000 ......................................................................       93,831,066          (38,876)
                                                                                                        ==========       ==========

                                                                                    AMOUNTS
                                            ---------------------------------------------------------------------------------------
                                                                        OTHER
                                                                    COMPREHENSIVE
                                                                        INCOME;
                                                        ADDITIONAL    CUMULATIVE   DEFERRED
                                             COMMON       PAID-IN    TRANSLATION    COMP-      ACCUMULATED   TREASURY
                                              STOCK       CAPITAL     ADJUSTMENT   ENSATION      DEFICIT       STOCK        TOTAL
                                            ---------    ---------    ----------   ---------    ---------    ---------    ---------
BALANCE, JANUARY 1, 1998 (Predecessor) ..   $     396    $   1,095          $--    $      --    $ (16,345)   $     (49)   $ (14,903)
Issuance of common stock ................          --            1           --           --           --           --            1
Issuance of stock options ...............          --          171           --          (78)          --           --           93
Issuance of common stock for
 acquisition of IXA .....................         287          296           --           --           --           --          583
Issuance of common stock upon
 exercise of stock options ..............          10           --           --           --           --           --           10
Dividends declared on Series C
 Redeemable Preferred Stock .............          --           --           --           --       (2,054)          --       (2,054)
Accretion to carrying values of
 Series B and C Redeemable
 Preferred Stock ........................          --           --           --           --         (571)          --         (571)
Purchase of shares for treasury .........          --           --           --           --           --          (15)         (15)
Issuance of Series C warrants ...........          --        3,700           --           --           --           --        3,700
Net loss and comprehensive loss .........          --           --           --           --      (20,041)          --      (20,041)
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
BALANCE, DECEMBER 31, 1998 (Predecessor)          693        5,263           --          (78)     (39,011)         (64)     (33,197)
Issuance of common stock upon
 exercise of stock options ..............          27            1           --           --           --           --           28
Dividends declared on Series C
 Redeemable Preferred Stock .............          --           --           --           --         (706)          --         (706)
Accretion to carrying values of
 Series B and C Redeemable
 Preferred Stock ........................          --           --           --           --         (244)          --         (244)
Recognition of deferred
 compensation cost ......................          --           --           --           78           --           --           78
Net loss and comprehensive loss .........          --           --           --           --       (8,075)          --       (8,075)
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
BALANCE, APRIL 6, 1999 (Predecessor) ....         720        5,264           --           --      (48,036)         (64)     (42,116)
Recapitalization related to
 acquisition of the Company by
 Bridge Information Systems .............          --       25,762           --           --       48,036           64       73,862
Issuance of common stock upon
 exercise of stock options ..............          52        2,553           --           --           --           --        2,605
Issuance of stock options and
 restricted stock .......................          --       51,394           --      (51,394)          --           --           --
Recognition of deferred
 compensation cost ......................          --           --           --        1,500           --           --        1,500
Net loss and comprehensive loss .........          --           --           --           --      (38,617)          --      (38,617)
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
BALANCE, DECEMBER 31, 1999
 (Successor) ............................         772       84,973           --      (49,894)     (38,617)          --       (2,766)
                                                                                                                          ---------
Net loss ................................          --           --           --           --     (164,851)          --     (164,851)
Foreign currency translation Adjustment .          --           --         (526)          --           --           --         (526)
                                                                                                                          ---------
Comprehensive loss ......................                                                                                  (165,377)

Issuance of common stock in
 initial public offering ................         149      333,215           --           --           --           --      333,364
Issuance of common stock upon
 exercise of stock options ..............           9          485           --           --           --           --          494
Issuance of stock options and
 restricted stock .......................          --        4,146           --       (4,146)          --           --           --
Issuance of common stock in
 payment of obligations .................           8        5,758           --           --           --           --        5,766
Recognition of deferred
 compensation cost ......................          --           --           --       14,459           --           --       14,459
Purchase of shares for treasury .........          --           --           --           --           --          (19)         (19)
Preferential distribution to Bridge .....          --      (68,991)          --           --           --           --      (68,991)
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
BALANCE, DECEMBER 31, 2000 (Successor) ..   $     938    $ 359,586    $    (526)   $ (39,581)   $(203,468)   $     (19)   $ 116,930
                                            =========    =========    =========    =========    =========    =========    =========


See notes to consolidated financial statements.

                        SAVVIS COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                PERIOD FROM  PERIOD FROM
                                                                                 YEAR ENDED  JANUARY 1 TO  APRIL 7 TO   YEAR ENDED
                                                                                 DECEMBER 31    APRIL 6,   DECEMBER 31, DECEMBER 31,
                                                                                     1998         1999         1999         2000
                                                                                   ---------    ---------    ---------    ---------
                                                                                 (PREDECESSOR) (PREDECESSOR) (SUCCESSOR) (SUCCESSOR)
OPERATING ACTIVITIES:
Net loss .......................................................................   $ (20,041)   $  (8,075)   $ (38,617)   $(164,851)
Reconciliation of net loss to net cash used in operating activities:
 Depreciation and amortization .................................................       2,288          817       14,351       60,511
 Asset impairment & other write-downs of assets ................................          --        1,383           --        2,000
 Extraordinary gain on early extinguishment of debt, net of tax ................      (1,954)          --           --           --
 Minority interest in losses, net of accretion .................................         147           --           --           --
 Discount accretion ............................................................          25           --           --           --
 Compensation expense relating to the issuance of options and
  restricted stock .............................................................          93           78        1,500       14,459
 Net changes in operating assets and liabilities -- net of
  effect of acquisition:
  Accounts receivable (including from Bridge Information Systems, Inc.) ........      (1,885)         (17)         395      (60,967)
  Other current assets .........................................................          63          (18)         (49)      (3,031)
  Other assets .................................................................        (141)        (156)      (1,407)      (8,146)
  Prepaid expenses .............................................................         183          (51)        (331)        (584)
  Accounts payable (including to Bridge Information Systems, Inc.) .............          61         (127)         721       53,803
  Deferred revenue .............................................................        (288)          52         (123)      11,846
  Other accrued liabilities ....................................................         889          (71)       5,287       21,325
                                                                                   ---------    ---------    ---------    ---------
   Net cash used in operating activities .......................................     (20,560)      (6,185)     (18,273)     (73,635)
                                                                                   ---------    ---------    ---------    ---------
INVESTING ACTIVITIES:
Capital expenditures ...........................................................      (1,688)        (275)        (837)    (152,193)
Other investments ..............................................................          --           --           --       (1,000)
Acquisition of IXA .............................................................        (750)          --           --           --
                                                                                   ---------    ---------    ---------    ---------
   Net cash used in investing activities .......................................      (2,438)        (275)        (837)    (153,193)
                                                                                   ---------    ---------    ---------    ---------
FINANCING ACTIVITIES:
Purchase of treasury stock .....................................................         (15)          --           --          (19)
Proceeds from common stock issuance ............................................          --           --           --      333,364
Proceeds from vendor financing .................................................          --           --           --       28,924
Exercise of stock options ......................................................          10           28        2,605          494
Issuance of preferred stock and warrants .......................................      26,200           --           --           --
Payment of deferred financing costs ............................................      (1,747)          --           --       (6,165)
Principal payments under capital lease obligations .............................        (792)        (182)        (587)     (19,576)
Issuance of senior convertible notes ...........................................       1,800           --           --           --
Principal payments of senior convertible notes .................................      (1,053)          --           --           --
Proceeds from borrowings from Bridge Information Systems, Inc. .................          --        4,700       19,365        1,300
Repayment of borrowing from Bridge Information Systems, Inc. ...................          --           --           --       (5,585)
Repayment of vendor financed debt ..............................................          --           --           --       (1,511)
Funding of letters of credit (restricted cash) .................................          --           --           --       (5,565)
Preferential distribution to Bridge Information Systems, Inc. ..................          --           --           --      (68,991)
Principal payments on borrowings from bank .....................................        (282)         (13)          --           --
                                                                                   ---------    ---------    ---------    ---------
   Net cash provided by financing activities ...................................      24,121        4,533       21,383      256,670
                                                                                   ---------    ---------    ---------    ---------
Effect of exchange rate changes on cash and cash equivalents ...................          --           --           --         (447)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS ............................       1,123       (1,927)       2,273       29,395
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................       1,398        2,521          594        2,867
                                                                                   ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................   $   2,521    $     594    $   2,867    $  32,262
                                                                                   =========    =========    =========    =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Debt incurred under capital lease obligations .................................   $   2,835    $   2,634    $   1,281    $  90,118
 Debt incurred in equipment acquisition ........................................          --           --           --       72,670
 Capital expenditures accrued and unpaid .......................................          --           --           --       45,641
 Forgiveness of capital lease obligations in exchange for property .............         279           --           --           --
 Preferred stock dividends .....................................................       2,054          706           --           --
 Amortization of deferred financing costs ......................................         234           76           --           --
 Accretion to carrying values of Series B and C Redeemable Preferred Stock .....         569          168           --           --
 Senior convertible notes exchanged for preferred stock ........................       7,617           --           --           --
 Issuance of common stock in acquisition of IXA ................................         583           --           --           --
 Recapitalization related to acquisition of the company by Bridge
  Information Systems, Inc. ....................................................          --           --       31,746           --
 Netting of amounts due to against amounts due from Bridge .....................          --           --           --       19,326
 Stock issued in payment of obligations ........................................          --           --           --        5,766
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest .........................................................         262           99          429        9,522

See notes to consolidated financial statements.

                        SAVVIS COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED DECEMBER 31, 1997 AND 1998 (PREDECESSOR), PERIOD FROM JANUARY 1, 1999 THROUGH APRIL 6, 1999 (PREDECESSOR), PERIOD FROM APRIL 7, 1999 THROUGH DECEMBER 31, 1999 (SUCCESSOR),
                  AND YEAR ENDED DECEMBER 31, 2000 (SUCCESSOR)

         (TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1. NATURE OF OPERATIONS, ABILITY TO CONTINUE AS A GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION AND BUSINESS -- SAVVIS Communications Corporation, a Delaware corporation, formerly SAVVIS Holdings Corporation ("Holdings"), together with its wholly-owned subsidiary, SAVVIS Communications Corporation, a Missouri corporation ("SCC"), and its predecessor company, SAVVIS Communications Enterprises L.L.C. ("LLC"), are referred to herein collectively as the "Company," "SAVVIS," "we," "us," and "our". The Company was formed in November 1995, commenced commercial operations in 1996 and provides high-speed Internet access and high-end private Intranet services to corporations throughout the United States. The Company also offers hosting services, network operations, and related engineering services.

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

The value of the Bridge  shares and  options  issued and the costs  incurred  by
Bridge  in  connection  with  the  acquisition   aggregated  $31.7  million.  In
accordance with the accounting requirements of the Securities and Exchange Commission, purchase transactions that result in one entity becoming substantially wholly-owned by the acquirer establish a new basis of accounting in the acquired entity's records for the purchased assets and liabilities. Thus, the purchase price has been allocated to the underlying assets purchased and liabilities assumed based on their estimated fair values at the acquisition date. As a result of the application of fair value accounting, intangibles, goodwill, other liabilities and additional paid-in capital were increased in the Company's consolidated financial statements.

The following is a summary of unaudited pro forma results of operations assuming the acquisition had occurred at the beginning of 1998:


                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                        1998        1999
                                                      --------    --------
     Revenues ....................................... $ 13,674    $ 23,989
     Net loss before extraordinary item .............  (38,250)    (54,872)
     Net loss .......................................  (36,296)    (54,872)
     Net loss per common share ......................    (0.62)      (0.76)

On September 10, 1999, Bridge sold 18,129,721 shares of SAVVIS common stock in a private placement to Bridge shareholders.

                        SAVVIS COMMUNICATIONS CORPORATION

ABILITY TO CONTINUE AS A GOING CONCERN & BRIDGE BANKRUPTCY -- The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and satisfaction of liabilities in the normal course of business. The Company is experiencing difficulty in generating sufficient cash flow to meet its capital requirements and to sustain its operations. As shown in these financial statements, during the year ended December 31, 2000, the Company incurred a net loss of $165 million and, as of December 31, 2000, the Company has a working capital deficiency of $154 million and an accumulated operating deficit of $203 million.

In addition, on February 15, 2001, Bridge, from whom the Company derived approximately 81% of its revenues during the year ended December 31, 2000, filed a voluntary petition ("Bridge's Voluntary Petition") for relief under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. Sections 101 et seq. (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Bankruptcy Court") for the Eastern District of Missouri. This filing was made after a creditor of Bridge filed an involuntary petition against Bridge under Chapter 7 of the Bankruptcy Code in the Bankruptcy Court on February 1, 2001.

The Company has incurred and may continue to incur significant cash requirements for operations, investments, and debt service. Moreover, the Company believes Bridge's Voluntary Petition has and may continue to negatively influence the Company's cash position through delayed or omitted payments by Bridge to the Company, demands by suppliers for advance or accelerated payments for continuing services, and restrictions by current or prospective providers of capital. The Company believes that it will need additional financing to meet its cash requirements and the availability of such financing on terms acceptable to the Company is uncertain. These factors indicate that the Company may be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain profitable operations.

If the Company is successful in raising funding, we plan to manage our working capital requirements by implementing changes intended to improve operating results in future periods. These changes may include personnel reductions, elimination of non-essential expenditures, and compensation freezes. The Company will continue to evaluate its performance to identify additional areas of working capital savings that may be available. SAVVIS has retained Merrill Lynch & Co. as a financial advisor to assist in exploring financing alternatives and/or the sale of the Company. Merrill Lynch & Co. is currently conducting its review and has not yet formulated any recommendations. No assessment can be made of the likelihood that the Company's plans to manage its working capital requirements or the Merrill Lynch review will lead to plans and actions which management can effectively implement or if implemented, any such plans and actions will result in the Company continuing as a going concern.

As of March 31, 2001, we had approximately $10 million of unrestricted cash on hand. Assuming Bridge continues to make payments to us under the network services agreement, we currently have enough cash to run our business into May, 2001. Should we be unsuccessful in our efforts to raise additional capital by then, we may be required to cease operations or declare bankruptcy.

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS -- All highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

RESTRICTED CASH -- Restricted cash consists of amounts supporting outstanding letters of credit, principally related to office space and data center construction.

PROPERTY AND EQUIPMENT -- Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease.

OTHER NON-CURRENT ASSETS -- Other non-current assets consist primarily of the unamortized cost of software licenses for certain customer applications, deferred financing costs associated with a term-loan facility, and the cost of naming rights to an arena in St. Louis, Missouri.

EQUIPMENT UNDER CAPITAL LEASES -- The Company leases certain of its data communications equipment and other fixed assets under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under these capital leases are amortized over the terms of the leases, which are approximately three years.

                        SAVVIS COMMUNICATIONS CORPORATION

GOODWILL AND INTANGIBLE ASSETS -- Goodwill is being amortized over three years and intangible assets over one to three years, all using the straight-line method. The goodwill life was determined at the acquisition date based on market and industry factors. Amortization expense for 1998, the period from January 1, 1999 to April 6, 1999, the period from April 7, 1999 to December 31, 1999 and 2000 was $.5 million, $.1 million , $12.2 million, and $12.4 million, respectively.

LONG-LIVED ASSETS -- The Company periodically evaluates the net realizable value of long-lived assets, including intangible assets, goodwill and property and equipment, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized when the expected future operating cash flows to be derived from the asset are less than its carrying value. In addition, the Company's evaluation considers non-financial data such as market trends, product and development cycles, and changes in management's market emphasis. As a result of such an evaluation of fixed assets, during the period from January 1, 1999 through April 6, 1999, the Company recognized an impairment loss related to property and equipment of $1.4 million. During 2000, an asset write down in the amount of $2 million was required to adjust our investment in specialized customer application software to its estimated net realizable value.

FAIR VALUE OF FINANCIAL INSTRUMENTS -- The fair value of borrowings are estimated by discounting the future cash flows using borrowing rates for similar arrangements with similar maturities. As of December 31, 1999 and 2000, the fair value of all borrowings approximates their carrying value. The carrying values of cash, accounts receivable and accounts payable approximate their fair values.

STOCK SPLIT & STOCK AUTHORIZATION -- On July 22, 1999, the Board of Directors of the Company declared a 72,000-for-1 stock split of the Company's shares of common stock. As a result, the Company had 125 million shares authorized, 72 million shares issued and outstanding with a $.01 par value for each share of common stock. All references to shares, options and warrants outstanding have been adjusted retroactively for this stock split. On January 28, 2000, the Board of Directors increased the number of authorized shares of the $.01 par value common stock from 125 million shares to 250 million shares.

PUBLIC OFFERING -- An initial public offering of the Company's common stock was completed in February 2000. A total of 17 million shares were sold in the offering, 14,875,000 shares sold by the Company and 2,125,000 shares sold by Bridge, all at $24 per share. The Company received net proceeds from this offering of approximately $333 million, of which approximately $127 million was paid to Bridge. In connection with the offering, Bridge also sold certain of its holdings of the Company's stock to certain of Bridge's stockholders. After the offering, Bridge owned approximately 49 percent of the Company's outstanding stock, and shareholders of Bridge owned approximately 26 percent of the Company's outstanding stock. As of December 31, 2000, Bridge owned approximately 48 percent of the Company's outstanding stock.

REVENUE RECOGNITION -- Service revenues consist primarily of Internet access and managed data networking service fees, which are fixed monthly amounts, and are recognized in the financial statements when earned during the life of the contract. For all periods, any services billed and payments received in advance of providing services are deferred until the period such services are earned. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The effect of implementation of SAB 101 was not material to the consolidated financial statements. The current portion of installation and equipment costs deferred in accordance with SAB 101 is recorded on the balance sheet in other assets. We now recognize such costs on a straight-line basis over periods of up to 24 months, the estimated period over which the related revenues from installation and equipment sales are recognized.

ADVERTISING COSTS -- Advertising costs are expensed as incurred.

INCOME TAXES -- Income taxes are accounted for under the asset and liability method, which provides for the establishment of deferred tax assets and liabilities for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes.

EMPLOYEE STOCK OPTIONS -- The Company accounts for employee stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, the Company recognizes compensation

                        SAVVIS COMMUNICATIONS CORPORATION
cost based on the intrinsic value of the equity instrument awarded as determined at the measurement date. The Company is also subject to disclosure requirements under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" which requires pro forma information as if the fair value method prescribed by SFAS No. 123 had been applied (see Note 8).

NON-EMPLOYEE STOCK OPTIONS -- In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25" ("FIN 44"), which clarifies the application of APB Opinion No. 25 on certain issues, including the definition of an employee for purposes of applying APB Opinion No. 25. In accordance with FIN 44, the accounting for stock options granted to non-employees (excluding non-employee members of the Company's Board of Directors) changed effective July 1, 2000. These non-employee stock options are now accounted for under the fair value method of SFAS No. 123 (see Note 8).

FOREIGN CURRENCY -- Results of operations for foreign subsidiaries are translated from the functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Resulting gains and losses from translating foreign currency financial statements are included in cumulative translation adjustment in stockholders' equity (deficit).

EARNINGS (LOSS) PER SHARE -- All loss per share amounts for all periods have been presented to conform to the provisions of SFAS No. 128. All stock options and warrants outstanding have been excluded from the computations of diluted loss per share, as their effect would be anti-dilutive, and accordingly, there is no reconciliation between basic and diluted loss per share for the periods presented. Also excluded from the computations are shares of restricted stock subject to repurchase.

CONCENTRATIONS OF CREDIT RISK -- Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable including amounts due from Bridge. The Company periodically reviews the credit quality of its customers and generally does not require collateral.

USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS -- In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS No. 138 in June 2000, establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. FASB Statement No. 133 requires that all derivatives be recognized on the balance sheet as either assets or liabilities, and measured by fair value. Additionally, it requires that changes in the derivative instrument's fair value be recognized in the statement of operations unless specific hedge accounting criteria are met. The adoption of FASB Statement No. 133 will not have a material impact on the Company's financial position, results of operations, or cash flows.

RECLASSIFICATIONS -- Certain amounts from prior periods have been reclassified to conform to current period presentation.

OFFSETTING -- The Company, as a result of the application of rights of offset, nets certain trade liabilities to Bridge with the accounts receivable for network services from Bridge.


2.   RELATIONSHIP WITH BRIDGE

In connection with Bridge's acquisition of the Company, as discussed in Note 1, Bridge funded the Company's operations during 1999 and up through our IPO date. As of December 31, 1999, the amounts payable to Bridge of approximately $24 million, consisted of advances to fund our operations from the date of the acquisition by Bridge. At December 31, 2000, the Company had amounts payable to Bridge of approximately $23 million consisting of a note payable and accrued interest on the note scheduled to mature on February 18, 2001. In addition, at December 31, 2000, the Company had amounts receivable from Bridge of $33 million, relating to network services provided by us to Bridge. The Company earned $152 million in revenues from transactions with Bridge during the year ended December 31, 2000, primarily for services rendered under the Bridge Network Services Agreement. This amount represents about 81% of the Company's revenues for the year.

                        SAVVIS COMMUNICATIONS CORPORATION

At December 31, 2000, Bridge owed the Company $33 million representing a net balance of charges to Bridge for network services provided by the Company under the Bridge Network Services Agreement less $19 million for technical support, customer support, project management, and other services provided by Bridge to SAVVIS. This balance includes approximately $14 million owed by subsidiaries of Bridge who are not parties to Bridge's Voluntary Petition, which is described in
Note 1. For the period January 1, 2001 to March 31, 2001, Bridge paid SAVVIS appproximately $23 million in cash in the US. In the event any payments received from Bridge prior to its declaration of bankruptcy are considered to be preferential, the trustee of the bankruptcy estate may have the right to seek return of the payments previously received. In addition and in accordance with the Bankruptcy Court's order, Bridge paid directly to the telco suppliers, $10.9 million during the month of March, 2001. Accordingly, SAVVIS was relieved of the obligations it had recorded to the telco suppliers and treated these direct payments as a further reduction of the post petition accounts receivable balance from Bridge. As of March 31, 2001, the balance due from Bridge to SAVVIS was approximately $33 million, of which approximately $18 million was domestic. It is uncertain if Bridge can meet its continuing obligations under the network services agreement, both domestically and internationally.

For the period January 1, 2001 to February 15, 2001, the date of Bridge's Voluntary Petition, Bridge incurred an additional amount due to SAVVIS approximating $16 million and paid SAVVIS $19 million, thus leaving a pre-petition balance due to SAVVIS of approximately $17 million. None of this balance has been remitted to the Company as of March 30, 2001. On February 16, 2001, the Company advised Bridge that, when permitted by applicable law, it intended to setoff the SAVVIS Promissory Note to Bridge against Bridge's indebtedness to the Company as of February 15, 2001. Accordingly, as of March 30, 2001, the Company has not remitted the note payable balance due of approximately $23 million of principal and interest to Bridge. Management, and its legal counsel, believe the Company acted within its rights in not making the remittance. In addition, various claims of setoff exist with respect to the note payable from SAVVIS to Bridge and claims which we have against Bridge and certain of its affiliates and/or subsidiaries, many of which are determined by both bankruptcy and non-bankruptcy law. At present we are prevented by the automatic stay in effect because of the Bridge bankruptcy from actually effectuating a setoff of the note payable amounts against Bridge's indebtedness, which the Company asserts exceeds the note payable amount, to the Company.

Subsequent to the date of Bridge's Voluntary Petition, Bridge has incurred and is expected to continue to incur amounts owed to SAVVIS (the "post-petition balances"). On March 23, and April 9, 2001 the Bankruptcy Court approved interim settlement stipulations between the Company and Bridge which provides for continued payments by Bridge (either to the Company or on behalf of the Company directly to the Company's service providers) for networking services provided subsequent to the date of Bridge's Voluntary Petition. Although Bridge has announced that it has obtained a credit line from its senior lenders to provide working capital during its reorganization proceedings, there can be no assurance that Bridge's debtor-in-possession financing will continue.

In the event Bridge is unable or unwilling to meet its future commitments to the Company under the Administrative and Technical Services Agreements, the Company believes alternative arrangements could be made to support its infrastructure needs and to enable services to other customers to continue without significant interruption. However, the Company's ability to effect such alternative arrangements is dependent upon its ability to fund the costs associated therewith.

During 2000, one member of our Board of Directors was also an Officer of Bridge.

ASSET PURCHASE AND PREFERENTIAL DISTRIBUTION -- Simultaneous with the completion of our public offering, the Company purchased or subleased Bridge's global Internet protocol network assets. The purchase price of the assets was approximately $77 million, of which approximately $52 million was paid from the offering proceeds. The Company also paid a $69 million preferential distribution to Bridge. Additionally, the Company entered into capital leases totaling approximately $25 million with Bridge related to these network assets.

Concurrent with the asset purchase, the Company also entered into a 10-year network services agreement with Bridge under which the Company will provide managed data networking services to Bridge. For the first year of the agreement, the Company's fees were based upon the cash cost to Bridge of operating the network as configured on the date the Company acquired it, and fees for additional services provided following the closing of the transfer will be set for a three-year term based on an agreed pricing schedule. Bridge has agreed to pay a minimum of approximately $105 million, $132 million and $145 million for network services in 2000, 2001 and 2002, respectively.

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

                        SAVVIS COMMUNICATIONS CORPORATION

Pursuant to a ten-year technical services agreement, Bridge is providing various services, including technical support, customer support and project management in the areas of installation, provisioning, help desk, and repair and maintenance. In addition, Bridge is providing, under a three-year agreement additional administrative and operational services, such as payroll and accounting functions, benefit management and office space, until the Company develops the capabilities to perform these services.

Some network assets to be purchased are located in premises currently leased by Bridge and are subject to an equipment colocation permit between SAVVIS and Bridge. The permits provide the Company, subject to the receipt of required landlord consents, with the right to keep the equipment that is being purchased from Bridge in the facilities in which they are currently located. According to this arrangement, the Company will occupy a minimal amount of space, generally less than 100 square feet, in each of the premises. The permits are for a term that is coterminous with the underlying rights, which Bridge has to such facilities, which range from one to ten years. Costs for this space are estimated to be approximately $75,000 per year.


3.   CORPORATE REORGANIZATION AND FINANCIAL TRANSACTIONS

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

Between February 7 and July 31, 1997, SCC issued convertible notes to investors with principal amounts totaling $3.7 million. These notes, along with a $.5 million convertible note issued in 1996, plus accrued interest, were converted into 409,736 shares of Series A convertible preferred stock at a price of $10.64 per share on July 31, 1997. The 175,047 warrants to purchase Series A preferred stock were canceled upon conversion of the notes.

On July 31, 1997, SCC formed the LLC, which then functioned as SCC's primary operating entity until it was merged back into the Company on April 30, 1998. Ownership of the LLC was split between Class B shares, of which SCC owned all 8,750,000 shares, and Class A shares, of which the LLC's senior convertible promissory note holders owned all 5,400,000 shares. Both classes of stock had equal voting rights and liquidation preferences.

On July 31, 1997, the LLC issued senior convertible notes (senior notes) in an aggregate principal amount of $5.4 million. The senior note holders also received 5.4 million Class A shares of the LLC for an aggregate nominal fee of $1. The senior notes were unsecured, accrued interest at a rate of 8% per annum, and had a term of five years.

Between October 31 and December 31, 1997, LLC entered into the following transactions:

     o    Issued $3.1 million in senior convertible notes.

     o Issued 13,799,812 five-year detachable warrants in conjunction with the issuance of the senior notes. (See discussion below regarding subsequent exchange.)

     o Issued 23,496 shares of Series A convertible preferred stock at a price of $10.64 per share.

     o During 1998 an additional $1.8 million of LLC senior notes were issued. On March 3, 1998, the Company's owners formed Holdings. Holdings then entered into the following transactions:

     o Issued 502,410 shares of Series A Preferred Stock in Holdings in exchange for all outstanding Series A Preferred Stock of SCC (480,228 shares) plus accrued dividends.

     o Issued 15,000 warrants to purchase Series A Preferred Stock of Holdings at $10.64 per share in exchange for an equal amount of Series A Preferred Stock Warrants of SCC with the same strike price.

                        SAVVIS COMMUNICATIONS CORPORATION

     o Converted $5.4 million in senior notes and accrued interest of $.2 million to 5,649,241 Class B shares of the LLC. These Class B shares were then immediately exchanged for an equal number of shares of Series B Preferred Stock in Holdings. In conjunction with the transaction, the 5.4 million Class A shares of the LLC were cancelled.

     o Issued 63,488,349 shares of $.001 par common stock of Holdings in exchange for all of the $.01 par common stock of SCC.

     o Issued 22 million shares of Class C Preferred Stock and 299,466,125 detachable Series C common stock warrants of Holdings in exchange for $18.2 million in cash and $3.8 million of LLC senior bridge notes. The remaining senior bridge notes were repaid from the proceeds of the financing.

     o Issued 13,799,812 warrants to purchase common stock at a strike price of $.10 in exchange for an equal amount of warrants to purchase common stock of SCC with the same strike price.


On July 1, 1998, Holdings issued additional 8 million shares of Series C Preferred Stock and 108,896,798 detachable common stock warrants for $8 million in cash.

The Company, based on an independent valuation, assigned $3.7 million to the value of the detachable Series C common stock warrants issued in the March 1998 and July 1998 transactions. The $3.7 million was recorded as a discount on the preferred stock and an increase in additional paid-in capital. Financing costs of $1.8 million were recorded as a discount against the preferred stock. This resulted in $24.6 million of value being assigned to the Series C Preferred Stock, with the difference between such value and the $30 million redemption value being amortized through the mandatory redemption date. Amortization was charged to accumulated deficit until the April 7, 1999 acquisition by Bridge. The conversion of the $5.4 million in senior notes and the related exchange of Class B shares and cancellation of Class A shares in March 1998 resulted in the recognition of an extraordinary gain on debt extinguishment and the recording of the purchase of the minority interest.


4.   REDEEMABLE PREFERRED STOCK AND STOCK WARRANTS

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

                        SAVVIS COMMUNICATIONS CORPORATION

HOLDINGS SERIES C PREFERRED STOCK -- The Series C Preferred ranked senior to all other classes of stock of the Company as to liquidation, dividends, redemption, and any other payments and had a liquidation preference equal to the Series C price per share of $1 plus accrued and unpaid dividends. Dividends accrued quarterly at 8 percent , and to the extent not paid in cash, such dividends were added to the liquidation preference of the Series C Preferred. The Series C Preferred was to be redeemed on December 31, 2003 at a mandatory price equal to the liquidation preference. The Company was required, upon the demand of holders of at least 25 percent of the outstanding Series C Preferred, to redeem all of the Series C Preferred upon a change of control, failure to make any required dividend payments, or certain other conditions. The Company had the option to redeem the Series C Preferred in whole or in part upon ten business days' notice for an amount equal to the liquidation preference. Holders of Series C Preferred were entitled to vote on all matters on which the common stockholders were entitled to vote and were entitled to 13.6122 vote per share. In addition, the holders of 66 2/3 percent of the Series C Preferred were entitled to elect four of the Company's seven directors.

See Note 1 for discussion of the redemption of all of the above Preferred Stock in connection with the acquisition of the Company by Bridge in April 1999.

SCC SERIES A PREFERRED STOCK -- SCC Series A Preferred, which was exchanged on March 4, 1998 for Holdings Series A Preferred plus accrued dividends, ranked senior to all other then outstanding classes of stock as to liquidation, dividends, redemption, and any other payment or distribution with respect to capital stock. The Series A Preferred was to be redeemable beginning February 2002 and continuing through 2004 at the mandatory redemption price. The mandatory redemption price for each share of the Series A Preferred was equal to the greater of the Series A original issuance price or the fair market value per share of the Series A Preferred, plus accrued and unpaid dividends. Effective August 1, 1997, the terms of the Series A Preferred were amended to entitle the holders to a dividend rate of 8 percent per annum on the Original Series A Issuance Price. Holders of the Series A Preferred were entitled to convert each share of Series A Preferred into such number of fully paid and non-assessable shares of common stock as determined by dividing the Original Series A Issuance Price ($10.64) by the conversion price of such series (Series A Conversion Price) in effect at the time of conversion. The initial Series A Conversion Price per share was the Original Series A Issuance Price, subject to certain adjustments. Each holder of Series A Preferred was required to convert all of its shares of Series A Preferred, at the then-effective Series A conversion ratio, upon (i) written consent of 70 percent of the then-outstanding shares of Series A Preferred or (ii) upon the demand of the Company in connection with a public offering. Holders of Series A Preferred were entitled to vote on all matters on which the common stockholders were entitled to vote. Each share of Series A Preferred was entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Series A Preferred were convertible.

COMMON STOCK WARRANTS -- SCC issued 13,799,812 warrants to purchase common stock at a strike price of $.10 per warrant in October 1997 in conjunction with the issuance of the senior bridge notes (Note 3). These warrants were subsequently exchanged for an equal amount of warrants to purchase common stock of Holdings with the same strike price. The warrants were to expire on the earlier of 10 years from the date of issuance or five years from the date of an initial public offering. These warrants were cancelled in connection with the acquisition of the Company by Bridge in April 1999.

SERIES C WARRANTS -- In connection with the issuance of Series C Preferred Stock in March and July of 1998, the Company issued 408,362,922 of detachable warrants to purchase common stock of the Company for a price below $.01 per share. The warrants were assigned a value of $3.7 million. The warrants were exercisable at any time except that no more than 75 percent of the warrants were exercisable prior to March 3, 2000. The warrants were to expire 10 years from date of issuance. The warrants provided, subject to certain clawback provisions in the event of a qualified public offering, the Series C Preferred holders with 44.88 percent of the common stock of the Company on a fully diluted basis. These warrants were cancelled in connection with the acquisition of the Company by Bridge in April 1999.

SERIES A WARRANTS -- SCC issued 15,000 warrants to purchase Series A Preferred shares of the Company for $10.64 per share to certain investors and consultants for the performance of services on May 28, 1997. These warrants vested immediately. Compensation expense recorded with respect to these warrants was $.2 million in 1997. These warrants were subsequently exchanged for an identical number of warrants to purchase Series A Preferred shares of Holdings on March 4, 1998. These warrants were then cancelled in connection with the acquisition of the Company by Bridge in April 1999.

                        SAVVIS COMMUNICATIONS CORPORATION

5.   BUSINESS COMBINATION

On March 4, 1998, the Company acquired all of the outstanding shares of Interconnected Associates, Inc. ("IXA") for $.8 million in cash and 28,789,781 shares of the Company's common stock. IXA, which commenced operations in 1994, was a regional Internet service provider serving approximately 200 customers from facilities in Seattle and Portland. The acquisition was accounted for using the purchase method of accounting.

     Fair value of intangible assets acquired,
       including goodwill ..................................       $ 1,620
     Fair value of property acquired .......................           369
     Net liabilities assumed ...............................          (656)
                                                                   -------
       Total purchase price ................................         1,333
     Fair value of common stock issued .....................          (583)
                                                                   -------
       Total cash paid .....................................       $   750
                                                                   =======

The following is a summary of unaudited pro forma results of operations assuming that the acquisition had occurred at the beginning of 1998:


                                                                    1998
                                                                  --------
     Revenues ..........................................          $ 13,903
     Loss before extraordinary item ....................           (22,272)
     Net loss ..........................................           (20,318)
     Net loss per common share .........................             (0.35)


6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:


                                                                    1999              2000
                                                                  ---------         ---------
     Computer equipment .......................................   $     801         $   1,943
     Communications equipment .................................       1,057           166,767
     Purchased software .......................................         107             1,089
     Furniture and fixtures ...................................         322             2,854
     Leasehold improvements ...................................         382             2,071
     Data center ..............................................          --            14,326
     Construction in progress .................................          --            83,884
     Equipment under capital leases ...........................       5,089            95,446
                                                                  ---------         ---------

                                                                      7,758           368,380
     Less accumulated depreciation and amortization ...........      (2,198)          (49,372)
                                                                  ---------         ---------

                                                                  $   5,560         $ 319,008
                                                                  =========         =========

Effective January 1, 1998, the Company decreased the estimated remaining useful lives of its computer equipment, communications equipment and software from five years to three years to more closely reflect the actual service lives of such equipment. The effect of the change was to increase depreciation expense and net loss by approximately $.5 million for the year ended December 31, 1998. Accumulated amortization for equipment under capital leases for 1999 and 2000 was $1.4 million and $20.6 million, respectively.

                        SAVVIS COMMUNICATIONS CORPORATION

Amortization expense for 1998, the period from January 1, 1999 to April 6, 1999, the period from April 7, 1999 to December 31, 1999 and 2000 was $.8 million, $.4 million, $1.4 million, and $19.3 million, respectively.

Interest capitalized in 2000, related to the assets under construction, amounted to $.3 million.


7.   NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable as of December 31, 2000 consisted of the following:

Note payable to Nortel Networks, Inc., variable interest rate of 9.70% as of December 31, 2000 ..................         $  44,601
Note payable to Nortel Networks, Inc., variable interest rate of 9.69% as of December 31, 2000 ..................            30,465
Note payable to Winstar Wireless, Inc., interest at 11% .........................................................            16,458
Note payable to Winstar Wireless, Inc., interest at 11% .........................................................             8,560
                                                                                                                          ---------
         Total notes payable ....................................................................................           100,084
            Less current portion ................................................................................           (75,066)
                                                                                                                          ---------
         Long-term portion ......................................................................................         $  25,018
                                                                                                                          =========

On June 30, 2000, the Company entered into a credit agreement with Nortel Networks, Inc. ("Nortel") for the financing of approximately $38 million of network equipment and services. On September 5, 2000, this agreement was amended and restated, resulting in an increase to a $235 million advancing term loan facility for the purpose of financing a portion of the Company's costs to purchase network equipment and installation services from Nortel and to pay certain third party expenses. As of December 31, 2000, the Company has drawn approximately $75 million under this financing agreement. Due to the violations of covenants in this agreement occurring in February 2001, relating to Bridge's petition in bankruptcy and the lack of formal approval from Nortel regarding the $20 million of funding received in February 2001 (see Note 15), all amounts due under this agreement have been classified as current as of December 31, 2000. The notes bear interest at a variable market-based interest rate, and this interest is paid at the end of the interest period or three months after the comencement of the interest period, whichever is earlier. On March 31, 2001, we did not pay approximately 1.2 million of interest and commitment fees due to Nortel under the term loan facility, causing a default. We are currently discussing a waiver of this default.

During 2000, the Company executed two agreements to acquire telecommunications equipment and related services with Winstar Wireless, Inc. ("Winstar"), resulting in the financing by Winstar of approximately $25 million of equipment, over six years at 11% interest. Principal and interest are payable quarterly, in installments over the term of the notes. Future payments as of December 31, 2000, are as follows: $1.6 million in 2001, $4.4 million in 2002, $7.4 million in 2003, $9.5 million in 2004, $9.5 million in 2005, and $5.3 million in 2006. Of these payments, $12.8 million represents interest.

See Note 11 for additional detail on the Nortel and Winstar agreements.

The Company leases various equipment under capital leases. Future minimum lease payments under capital leases as of December 31, 2000 are as follows:

     2001...................................................     $ 35,445
     2002...................................................       32,234
     2003...................................................       20,020
     2004...................................................        1,046
                                                                 --------
     Total capital lease obligations........................       88,745
     Less amount representing interest......................      (12,309)
     Less current portion...................................      (28,465)
                                                                 --------
     Long-term portion of capital lease obligations ........     $ 47,971
                                                                 ========

In April 2001 we did not pay approximately $1.7 million due to GECC under capital lease obligations, causing a default in our agreement with GECC. We are currently discussing a waiver of this default with GECC. Furthermore, SAVVIS deposited $1.2 million, representing the March and April 2001 payments due to Bridge under capital lease obligations entered into in conjunction with the purchase of the global Internet protocol network, into a separate bank account instead of making the payments to Bridge, thus causing a default with Bridge under this lease.

                        SAVVIS COMMUNICATIONS CORPORATION

8.   EMPLOYEE STOCK OPTIONS

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

During 2000, the Company granted options to purchase 60,000 shares of its common stock to selected employees of Bridge. Also during the period, the Company granted options to purchase up to 2,924,500 shares of its common stock to employees and 45,000 shares of our common stock to three non-employee members of our Board of Directors. Some of these options contain accelerated or immediate vesting provisions, and shares issued upon exercise of these options are restricted as to future sale or subject to repurchase. During the year, the Company issued 638,500 shares of restricted stock subject to repurchase in connection with the exercise of these options.

On January 23, 2001, an additional 12,000,000 stock options were authorized by the Board of Directors under the plan, subject to stockholder approval.

The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock compensation plans. Under the provisions of APB 25, compensation expense is recognized to the extent the value of the Company's stock exceeds the exercise price of options or restricted stock at the measurement date. During 1998 and the period from January 1, 1999 to April 6, 1999, the Company recognized $.1 million in each year of compensation expense for option grants with strike prices that were below the value of the Company's stock. Similarly, for the period April 7, 1999 to December 31, 1999, compensation expense in the amount of $1.5 million was recognized related to option grants within the period, while $14.0 million was recognized in 2000.

                        SAVVIS COMMUNICATIONS CORPORATION

In  accordance  with  FIN 44,  the  accounting  for  stock  options  granted  to non-employees (excluding non-employee members of the Company's Board of Directors) changed effective July 1, 2000. These non-employee stock options are now accounted for under the fair value method of SFAS No. 123. Further, in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28"), these non-employee options are accounted for as variable plan awards, and are adjusted for changes in the quoted market value of the shares of the Company's stock covered by the grant. The fair value of these options was estimated at December 31, 2000, using the following assumptions: expected volatility of 50 percent, a risk-free interest rate of 5.1 percent, an assumed dividend yield of zero, and an expected life of the options of up to four years. The weighted average fair value of these options was $.50 as of December 31, 2000, and the Company recognized $.5 million in compensation expense in 2000 related to these non-employee grants.

Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options granted to employees and non-employee members of its Board of Directors under the fair value method of the statement. The fair value of the options was estimated at the date of grant. For periods prior to 2000 the minimum value method was used to estimate the fair value of these options. Under this method, the expected volatility of the Company's common stock was not estimated, as there was no market for the Company's common stock in which to monitor such stock price volatility. Due to the short period of time that the Company's common stock has been publicly traded, an expected volatility estimate of 50 percent has been used for 2000. The calculation of the fair value of the options granted in 1998, 1999 and 2000 assumes a weighted average risk-free interest rate of 5.0 percent,
6.3 percent, and 6.2 percent, respectively, an assumed dividend yield of zero, and an expected life of the options of four years. The weighted average fair value of options granted was below $.01 per share in 1998 and for the period January 1 to April 6,1999. For the period April 7, 1999 to December 31, 1999, the weighted average fair value of options granted was $6.51 per share, while for 2000 the weighted average fair value of options granted was $7.92 per share. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

Had compensation cost for the Company's stock option plans above been determined consistent with the provisions of SFAS No. 123 based on the fair value at the grant date, the Company's pro forma net loss would have been as follows:

                                                                                JANUARY 1         APRIL 7 TO
                                                                                TO APRIL 6,       DECEMBER 31,
                                                                1998               1999               1999              2000
                                                             ------------       ------------       ----------        -----------
                                                             (PREDECESSOR)      (PREDECESSOR)      (SUCCESSOR)       (SUCCESSOR)
Net loss:
 As reported ...........................................     $   (20,041)       $    (8,075)      $   (38,617)       $  (164,851)
 Pro forma .............................................         (20,071)            (8,104)          (38,683)          (165,593)
Basic and diluted net loss per share:
 As reported ...........................................     $      (.42)       $      (.14)      $      (.54)       $     (1.89)
 Pro forma .............................................            (.42)              (.14)             (.54)             (1.90)

                        SAVVIS COMMUNICATIONS CORPORATION

The following table summarizes stock option activity:

                                                                              NUMBER OF                                   WEIGHTED
                                                                              SHARES OF                                   AVERAGE
                                                                             COMMON STOCK            PRICE PER            EXERCISE
                                                                                OPTIONS                SHARE                PRICE
                                                                             --------------         -------------         ---------
                                                                             (IN THOUSANDS)
                                                                                --------
Balance, December 31, 1997 (predecessor) ...........................              31,647            $.01 - $  .07           $ .01
 Granted ...........................................................              91,927             .01 -    .02             .02
 Exercised .........................................................                (958)                     .01             .01
 Forfeited .........................................................              (7,416)            .01 -    .02             .01
                                                                                --------                                    -----
Balance, December 31, 1998 (predecessor) ...........................             115,200             .01 -    .07             .02
 Granted ...........................................................               7,409                      .03             .03
 Exercised .........................................................              (2,700)                     .01             .01
 Forfeited .........................................................              (3,789)            .01 -    .07             .02
                                                                                --------                                    -----
Balance, April 6, 1999 (predecessor) ...............................             116,120             .01 -    .07             .02
 Cancelled upon acquisition by Bridge ..............................            (116,120)            .01 -    .07             .02
 Granted ...........................................................               8,549                      .50             .50
 Exercised .........................................................              (5,210)                     .50             .50
 Forfeited .........................................................                (373)                     .50             .50
                                                                                --------                                    -----
Balance, December 31, 1999 (successor) .............................               2,966                      .50             .50
 Granted ...........................................................               3,029             .50 -  24.00            9.22
 Exercised .........................................................                (996)                     .50             .50
 Forfeited .........................................................                (582)            .50 -  19.69            6.86
                                                                                --------                                    -----
Balance, December 31, 2000 (successor) .............................               4,417            $.50 - $24.00           $7.29
                                                                                ========                                    =====

Options exercisable at December 31, 1998 ...........................              28,051            $.01 - $  .07           $0.01
                                                                                ========                                    =====
Options exercisable at December 31, 1999 ...........................               1,094            $.50                    $ .50
                                                                                ========                                    =====
Options exercisable at December 31, 2000 ...........................               1,022            $.50 - $24.00           $2.37
                                                                                ========                                    =====


The following table summarizes information regarding stock options outstanding at December 31, 2000:

                                                                     Period From
                                                                     -----------


                                                          Options Outstanding                             Options Exercisable
                                          -----------------------------------------------------     -------------------------------
                                            Number          Weighted Average   Weighted Average       Number       Weighted Average
                                          Outstanding        Remaining Life     Exercise Prices     Exercisable     Exercise Prices
                                          -----------        --------------     ---------------     -----------     ---------------
      $.50 ..........................      2,041,488           8.73 years           $  .50             895,971           $  .50
      $2.00 to $3.69 ................        657,000           9.89 years             2.79                  --              N/A
      $8.00 to $10.00 ...............        904,000           9.48 years             9.16              72,219            10.00
      $11.75 to $14.94 ..............        574,000           9.49 years            13.24               3,696            13.06
      $24.00 ........................        240,000           9.12 years            24.00              50,000            24.00
                                           ---------           ----------           ------           ---------           ------
      $.50 to $14.94 ................      4,416,488           9.18 years           $ 7.29           1,021,886           $ 2.37
                                           =========           ==========           ======           =========           ======

Included in the option grants discussed above, during the period from October 1999 through February 2000 , the Company granted 3,108,758 stock options at an exercise price of $.50 per share, and 618,500 stock options at an exercise price of $10 per share, to employees of SAVVIS and Bridge. Non-cash compensation cost based upon the difference between the exercise price and the imputed fair value of the Company's stock as of the respective option grant dates totaling approximately $61.2 million will be

                        SAVVIS COMMUNICATIONS CORPORATION
recorded over the vesting periods of such options, which periods range from immediate up to four years. Approximately $14.5 million in non-cash compensation was recorded in 2000, while $1.5 million was recorded in December, 1999.


9.   EMPLOYEE SAVINGS PROGRAM

The predecessor Company sponsored an employee savings plan that qualified as a defined contribution arrangement under Section 401(k) of the Internal Revenue Code. All employees were allowed to contribute a percentage of their base salary, subject to limitations. The Company made no contributions to the plan during 1998 or the 1999 predecessor period. Effective with the acquisition of the Company by Bridge, the plan administrator and investment options were changed, and the plan was amended to incorporate an employer matching contribution The Company matches 50% of employee contributions up to a maximum of 6% of total compensation or $2,400, whichever is less. Company contributions under this plan vest ratably over five years, and totaled $.5 million for 2000 and $.2 million for the period from April 7, 1999 to December 31, 1999.


10. INCOME TAXES

U.S. and Foreign Income taxes were not provided for the years ended December 31, 1998 and 2000, and for the periods from January 1, 1999 to April 6, 1999 and April 7 , 1999 to December 31, 1999 as the potential deferred tax benefit, resulting primarily from the net operating losses, was fully offset by a valuation allowance against such deferred tax benefit.

The components of deferred income tax assets and liabilities are as follows at December 31:

                                                         1999               2000
                                                         ----               ----
           Net operating loss carryforwards               $18,046            $ 67,643
           Depreciation                                       480               1,541
           Accrued payroll                                      -                 950
           Intangible asset impairment                          -                 759
           Non-cash equity based compensation                   -                 529
           Other                                              349                 771
                                                     -------------      --------------
                    Gross deferred tax assets              18,875              72,193
Deferred tax liabilities:
           Intangible assets                               (2,658)             (1,004)

                                                     -------------      --------------
                Gross deferred tax liabilities             (2,658)             (1,004)
                                                     -------------      --------------
            Net                                            16,217              71,189
Valuation allowances                                      (16,217)            (71,189)
                                                     -------------      --------------
                    Net deferred tax assets                    $0                  $0
                                                     =============      ==============

At December 31, 1999 and 2000, the Company recorded a valuation allowance of $16.2 million and $71.2 million respectively, against the net deferred tax asset due to the uncertainty of its ultimate realization. The valuation allowance increased by $8.0 million from December 31, 1997 to December 31, 1998 by $4.9 million from December 31, 1998 to December 31, 1999 and $55.0 million from December 31, 1999 to December 31, 2000.

                        SAVVIS COMMUNICATIONS CORPORATION

         The components of income (loss) consist of the following:


                                          1998               1999              2000
                                          ----               ----              ----
Domestic                                   $ (20,041)        $ (46,692)       $ (155,739)

Foreign                                            -                 -            (9,112)
                                     ----------------    --------------   ---------------

Total income before income taxes           $ (20,041)        $ (46,692)       $ (164,851)
                                     ================    ==============   ===============

Section 382 of the Internal Revenue Code restricts the utilization of net operating losses and other carryover tax attributes upon the occurrence of an ownership change, as defined. Such and ownership change occurred during 1998 as a result of the corporate reorganization and financing transactions, and again in 1999 as a result of the acquisition by Bridge. Management believes such limitation may restrict the Company's ability to utilize the resulting net operating losses over the 20 year carry-forward period.

At December 31, 2000, the Company has approximately $169 million in U.S. net operating loss carryforwards expiring between 2011 and 2020. The net operating losses generated by the Company during the period between April 7, 1999 and September 10, 1999 may be utilized by Bridge in its consolidated tax return.

At December 31, 2000, net operating loss carryforwards for our foreign subsidiaries are about $9 million primarily from the United Kingdom, Singapore, Switzerland, Germany, Australia and Hong Kong. The aforementioned countries each have unlimited carry-forward periods except Switzerland which is seven years.


The effective income tax rate differed from the statutory federal income tax rate as follows:

                                                                                          Period From
                                                                                          -----------
                                                                                                   April 7 to
                                                                                   January 1 to   December 31,
                                                                       1998        April 6, 1999      1999          2000
                                                                       ----        -------------      ----          ----
                                                                  (Predecessor)    (Predecessor)  (Successor)   (Successor)
   Federal Statutory Rate                                              34%              34%           34%           34%
   State taxes, net of
     federal benefit                                                    4%              4%             4%            4%
   Change in valuation
     allowance, primarily due to net operating loss carryforwards     (36)%            (38)%          (3)%         (34)%
   Attribution of net
     operating loss to Bridge                                           -                -           (23)%           -
   Non-deductible goodwill
     amortization                                                       -                -           (12)%          (2)%
   Minority interest in net
     operating losses                                                  (1)%              -             -             -
   Non-deductible
     compensation                                                      (1)%              -             -            (2)%
                                                                --------------------------------------------------------------
   Effective Income Tax Rate                                            0%              0%             0%            0%
                                                                --------------------------------------------------------------

                        SAVVIS COMMUNICATIONS CORPORATION

11.  COMMITMENTS AND CONTINGENCIES

The Company leases communications equipment and office space under various operating leases. Future minimum lease payments at December 31, 2000 are as follows:

                                                            NETWORK             OTHER                OFFICE
                                                           EQUIPMENT           EQUIPMENT              SPACE                  TOTAL
                                                           ---------           ---------              -----                  -----
2001 ........................................                $298                $ 65                $ 9,449                $ 9,812
2002 ........................................                  --                  38                  9,238                  9,276
2003 ........................................                  --                  35                  8,095                  8,130
2004 ........................................                  --                  22                  7,225                  7,247
2005 ........................................                  --                   4                  6,891                  6,895
Thereafter ..................................                  --                  --                 31,766                 31,766
                                                             ----                ----                -------                -------
Total .......................................                $298                $164                $72,664                $73,126
                                                             ====                ====                =======                =======

Rental expense under operating leases for the year ended December 31, 1998, was $1.9 million, and for the periods from January 1, 1999 through April 6, 1999 and from April 7, 1999 through December 31, 1999 was $.6 million and $1.9 million, respectively. Rental expense under operating leases for 2000 was $8.4 million. Lease payments to GECC amounting to $1.7 million under a number of equipment leases were not made in April, 2001. Although formal notification has not been received, nonpayment of the monthly amounts constitute a default.

SAVVIS has employment agreements with several key executive officers. These agreements contain provisions with regard to base salary, bonus, stock options, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control of the Company.

We are required to provide network services to Bridge under the network services agreement for a period of up to five years subsequent to the termination of the agreement. These services must be provided to Bridge at the rates in effect for our third party customers at the date of the agreement's termination. Should our communications costs rise within that five-year period and the price to be paid by Bridge is less than the cost incurred by us to provide the service, such services will be priced at a loss to us. Pursuant to the network services agreement with Bridge, we have agreed that the network will perform in accordance with specific quality of service standards within twleve months from the date we acquire the network, which was February 18, 2001. In the event we did not meet or do not continue to meet the required quality of service levels, Bridge would be entitled to credits and, in the event of a material breach of such quality of services levels, Bridge would be entitled to terminate the network services agreement and, whether or not the network service agreement is terminated, collect up to $50 million as liquidated damages once during any thirty-six month period. At present, neither SAVVIS, nor to the best of our knowledge, Bridge has developed the software and or the monitoring tools necessary to determine whether or not SAVVIS is in compliance with the SLAs.

In August 2000, the Company entered into a 20-year agreement with Kiel Center Partners, L.P. ("KCP") pursuant to which it acquired the naming rights to an arena in St. Louis, MO. Upon execution of the agreement, total consideration for these rights amounted to approximately $72 million, including 750,000 shares of its common stock issued by the Company to KCP. The related expense will be recognized over the term of the agreement. On March 21, 2001, KCP notified the Company that it was in default of the agreement relating to possible future insolvency of SAVVIS. Both parties are in the process of using their reasonable efforts to resolve this matter within the prescribed time period as defined within the agreement.

On June 30, 2000,  the Company  entered into a Global  Purchase  Agreement  (the
"Global Purchase Agreement") with Nortel Networks, Inc. ("Nortel"). This agreement calls for the Company to purchase and take delivery of products and services from Nortel in the amount of $155 million from the date of the agreement through December 31, 2003. These products and services are to be financed by Nortel pursuant to a credit agreement. Concurrent with the execution of the Global Purchase Agreement, on June 30, 2000, the Company entered into a credit agreement with Nortel Networks Inc. ("Nortel") for the financing of approximately $38 million of network equipment and services. On September 5, 2000, this credit agreement was amended and restated, resulting in an increase to a $235 million advancing term loan facility (the "Term Loan") for the purpose of financing a portion of the Company's costs to purchase a network equipment and installation services from Nortel and to pay certain third party expenses. As of December 31, 2000,

                        SAVVIS COMMUNICATIONS CORPORATION
the Company has drawn approximately $75 million under this financing arrangement for the purchase of equipment and services and other third-party costs. Amounts drawn under this term loan facility have been recorded in notes payable - current portion (see Note 7). Repayments are due in twenty equal quarterly installments commencing on September 30, 2003 and bearing interest at a variable market-based rate. On March 31, 2001, we defaulted on the payment of approximately $1.2 million of interest and commitment fees due to Nortel under the term loan facility.

Bridge's Voluntary Petition constituted an event of default under the Nortel Term Loan Facility. As a consequence, the unused portion of the Nortel Term Loan Facility is terminated and the amounts owed become immediately due and payable. The Company has requested a waiver from Nortel so that its ability to continue borrowing to support its network expansion will be reinstated. However, there can be no assurance that Nortel will comply with the Company's request. The Company has reported the full balance of the Nortel Term Loan Facility as of December 31, 2000 as a current liability. The April, 2001 interest payment under this borrowing facility amounting to $1.2 million was not made for the month of April, 2001.

As of December 31, 2000, deferred financing costs of $6 million associated with the Nortel Term Loan Facility are included as Other Non-current Assets on the Company's balance sheet. It is reasonably possible some or all of these costs will prove to be unrecoverable in the event Nortel declines to comply with the Company's request for a waiver or if the Nortel Term Loan Facility is restructured. No provision for any possible impairment of these deferred financing costs has been made in the accompanying financial statements.

On August 2, 2000, the Company entered into two agreements with Level 3 Communications, LLC ("Level 3"). These agreements grant to SAVVIS exclusive indefeasible rights of use ("IRU") in certain segments of a multi-conduit fiber optic communications system being constructed Level 3. The term of each agreement is for a 20-year period beginning with the acceptance of a segment and payment by SAVVIS of the segment IRU fee. The agreements stipulate payments to Level 3 totaling approximately $36.2 million. As of December 31, 2000, the Company has paid to Level 3 approximately $9.8 million pursuant to these agreements, which amounts were funded by drawings on the Nortel Term Loan.

On June 30, 2000, SAVVIS executed an agreement to acquire approximately $30 million of telecommunications equipment and related services with Winstar Wireless, Inc. ("Winstar"). Upon execution, the Company took delivery of certain equipment and paid approximately $5 million to Winstar. Of the remaining $25 million, approximately $16.5 million, included in Notes Payable at December 31, 2000, has been financed by Winstar over six years at 11% interest. Payments commenced in the third quarter of 2000. The remaining balance of $8.2 million was recorded in the other accrued liabilities, with payments of approximately $2 million due every three months until July 2001. On September 29, 2000, the Company executed an additional agreement with Winstar to acquire $10.1 million in telecommunications equipment. This agreement called for a down payment of $1.5 million, which was paid by SAVVIS in October 2000. The remaining $8.6 million, included in Notes Payable at December 31, 2000, was also financed by Winstar over six years at 11% interest, with payments being made quarterly beginning in December 2000. Payments aggregating $2.6 million were not made by the Company to Winstar as of March 31, 2001; similarly, Winstar has not made $3.0 million in payments to the Company during the same period.

During the year ended December 31, 2000, the Company invested $45.5 million to construct and equip a 35,000 square foot data center in Hazelwood, MO. This data center is built on land owned by Bridge. Bridge has given its banks a mortgage on the land. We do not have a written agreement with Bridge and, because Bridge is in bankruptcy, we are not able to obtain one without the permission of the bankruptcy court. Moreover, the Company's ability to consummate an agreement with Bridge and or the bankruptcy court will be dependent upon its ability to fund the costs associated therewith. While there can be no assurances that the Company will successfully negotiate an acceptable agreement, management currently believes it is likely to do so. In the event that an agreement cannot be reached, the Company's rights to the data center could be challenged. (See
Note 15.)

At December 31, 2000, the Company, as lessee, has network assets under capital leases with Bridge, as sublessor, of $25 million. Bridge leases the underlying assets from General Electric Capital Corporation ("GECC"). The Company believes Bridge has defaulted on payments to GECC. Accordingly, a portion of the Company's network assets may be subject to repossession by GECC, which in turn, could cause a disruption in our services being provided to Bridge. In addition, SAVVIS did not make the March and April 2001 payments amounting to $1.2 million to Bridge, thus causing SAVVIS to be in default under the agreement with Bridge.

SAVVIS faces regulatory and market access barriers in countries in which we do not operate but in which we have an obligation to purchase the Bridge IP network assets that were not acquired in the Bridge asset transfer either at February 18, 2000 or subsequently. In some of these countries, we are currently unable to purchase these assets due to regulatory restrictions prohibiting foreign competition. As these countries liberalize their telecommunications markets, we will seek the authorizations necessary to acquire and operate the network assets, which have an aggregate net book value as of December 31, 2000, of approximately $1.2 million, in order

                        SAVVIS COMMUNICATIONS CORPORATION
to provide services to Bridge and, if permissible, other third party customers. In the remaining countries where we have an obligation to purchase the Bridge assets, regulatory conditions now permit us to acquire these assets and provide services to both Bridge and other customers. Consequently, we are in the process of seeking regulatory approvals to offer services to Bridge and third parties in these countries. The aggregate net book value of these network assets totals approximately $.6 million.

We have arrangements with various suppliers of communications services that require us to maintain minimum spending levels some of which increase over time. Our aggregate minimum spending level is approximately $46 million, $47 million, $48 million, $29 million and $5 million in years 2001 to 2005, respectively. SAVVIS' current spending levels under these agreements are substantially in excess of the spending commitments. The majority of these minimum spending commitments have already been exceeded for the year 2001. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of April 30, 2001, the maximum termination liability would amount to approximately $86 million.

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


12.  VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company's allowance for doubtful accounts was as follows for the periods presented:

                                                                                   Additions
                                                                 Balance at       Charged to
                                                                 Beginning         Costs and                            Balance at
                                                                 of Period         Expenses          Deductions        End of Period
                                                                 ---------         --------          ----------        -------------
December 31, 1998 (Predecessor) ..........................         $128             $  278             $  (257)             $149
April 6, 1999 (Predecessor) ..............................          149                 61                 (35)              175
December 31, 1999 (Successor) ............................          175                781                (581)              375
December 31, 2000 (Successor) ............................          375              2,066              (1,641)              800



13.  INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

The Company's  operations are organized into three geographic operating segments
- Americas, Europe and Asia. The Company evaluates the performance of its segments and allocates resources to them based on revenue and adjusted EBITDA, which is defined as the respective consolidated loss before interest, taxes, depreciation, amortization and non-cash compensation and impairment and write-down charges. Financial information for the Company's geographic segments for 2000 is presented below. In the periods prior to 2000, the Company had one operating segment - the Americas. In 2000, revenues earned in the United States represented approximately 72% of total revenues. Revenues in no other country exceeded 10% of total revenues.

                                                     Americas           Europe             Asia         Eliminations        Total
                                                     --------           ------             ----         ------------        -----
Revenue ...................................         $ 149,602          $ 21,818          $ 14,904          $  --          $ 186,324
Adjusted EBITDA ...........................           (80,382)           (3,017)             (280)            --            (83,679)
Assets ....................................           434,391             4,127               402           (298)           438,622
Capital Expenditures ......................           339,654            12,020             8,948             --            360,622

                        SAVVIS COMMUNICATIONS CORPORATION

Adjusted EBITDA for all reportable segments differs from the consolidated loss before income taxes reported in the consolidated statement of operations as follows:

Adjusted EBITDA .............................................         $ (83,679)
            Plus adjustments as follows:
            Depreciation and amortization ...................           (60,511)
            Interest, net ...................................            (4,202)
            Non-cash compensation ...........................           (14,459)
                  Write-downs of asset ......................            (2,000)
                                                                      ---------
Consolidated loss before income taxes .......................         $(164,851)
                                                                      =========


14.  QUARTERLY DATA (UNAUDITED)

Following is summary information for the 2000 and 1999 quarters. The amounts for the year 2000 are presented based on the guidelines of SAB 101.

                                                                First               Second              Third               Fourth
                                                               --------            --------            --------            --------
2000
----
         Revenues ..................................           $ 24,463            $ 50,241            $ 52,811            $ 58,809
         Operating Loss ............................            (27,330)            (39,554)            (46,071)            (47,694)
         Net Loss ..................................            (26,864)            (39,011)            (47,166)            (51,810)
     Basic and Diluted  Loss per
     Common Share ..................................           $   (.34)           $   (.44)           $   (.53)           $   (.57)

1999
----
        Revenues ...................................           $  5,440            $  5,913            $  6,279            $  6,357
        Operating Loss .............................             (7,940)            (10,635)            (11,157)            (15,523)
        Net Loss ...................................             (8,075)            (10,938)            (11,636)            (16,043)
    Basic and Diluted  Loss per
     Common Share ..................................           $   (.14)           $   (.15)           $   (.16)           $   (.22)



    Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.


15.  SUBSEQUENT EVENT

     On February 19, 2001, Welsh Carson agreed to purchase $20 million of 10% convertible senior secured notes due 2006, convertible into common stock at $1 5/16 per share. The notes are collateralized by the Company's data center building located in St. Louis, MO. Interest is payable in kind, compounded on a semi-annual basis, in the form of additional notes, which are convertible into common stock at a conversion price of $1 5/16 per share commencing August 31, 2001 through maturity. The transaction closed on February 20, 2001. Under the terms of the notes, Welsh Carson has the right to declare the notes due and payable upon the acceleration of any of our other indebtedness. As a result of the Nortel acceleration, Welsh Carson has the right to declare the $20 million due and payable. (See Note 11.)




                                    * * * * *