Form 10-Q
period 2001-03-31
SAVVIS COMMUNICATIONS CORP
filed 2001-05-21
CIK 1058444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001, OR

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

       COMMON STOCK, $.01 PAR VALUE - 93,844,039 SHARES AS OF MAY 10, 2001 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
              OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

                    The Index of Exhibits appears on page 26.

                        SAVVIS Communications Corporation

                                TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION                                                          Page
                                                                                           ----
  Item 1.   Financial Statements:

            Consolidated Balance Sheets as of December 31, 2000
              and March 31, 2001........................................................     3

            Consolidated Statements of Operations for
              the three months ended March 31, 2000 and March 31,
              2001 .....................................................................     4

            Consolidated Statements of Cash Flows for the
              three months ended March 31, 2000 and March 31, 2001......................     5

            Consolidated Statements of Changes in Stockholders Equity
              for the three months ended March 31, 2001.................................     6

            Notes to Consolidated Financial Statements..................................     7

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of operations.......................................    17

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk..................    24

PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings...........................................................    25

  Item 2.   Changes in Securities and Use of Proceeds...................................    25

  Item 3.   Defaults Upon Senior Securities.............................................    25

  Item 6.   Exhibits and Reports on Form 8-K............................................    26

Signatures..............................................................................    27

Exhibits


PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        SAVVIS Communications Corporation
                           CONSOLIDATED BALANCE SHEETS
                           (U.S. Dollars in Thousands)


                                                                                            DECEMBER 31,      March 31,
                                                                                                2000            2001
                                                                                            ------------      ---------
                                                                                                             (Unaudited)

                                     ASSETS

CURRENT ASSETS:
 Cash and cash equivalents ...............................................................    $  32,262       $  11,372
 Accounts receivable from Bridge Information Systems, Inc ................................       32,897          34,481
 Trade accounts receivable, less allowance for doubtful accounts
         of $800 in 2000 and $1,400 in 2001 ..............................................       11,015           7,472
 Prepaid expenses ........................................................................        1,087           1,672
 Other current assets ....................................................................        3,119           3,912
                                                                                              ---------       ---------
   Total current assets ..................................................................       80,380          58,909
PROPERTY AND EQUIPMENT -- Net ............................................................      319,008         314,027
GOODWILL AND INTANGIBLE ASSETS -- Net of accumulated amortization
         of $24,606 in 2000 and $27,378 in 2001 ..........................................       13,974          11,089
RESTRICTED CASH  .........................................................................        5,565           5,645
OTHER NON-CURRENT ASSETS .................................................................       19,695          20,090
                                                                                              ---------       ---------
TOTAL ....................................................................................    $ 438,622       $ 409,760
                                                                                              =========       =========

                      Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
 Accounts payable ........................................................................    $  81,901       $  78,083
 Accrued compensation payable ............................................................        5,407           4,514
 Due to Bridge Information Systems, Inc...................................................       23,090          23,325
 Deferred revenue - current ..............................................................        3,189           4,013
 Notes payable -- current.................................................................       75,066          81,821
 Convertible senior secured notes - current...............................................           --          20,000
 Current portion of capital lease obligations ............................................       28,465          31,680
 Other accrued liabilities ...............................................................       22,439          27,994
                                                                                              ---------       ---------
   Total current liabilities .............................................................      239,557         271,430
                                                                                              ---------       ---------
CAPITAL LEASE OBLIGATION, LESS CURRENT PORTION ...........................................       47,971          40,346
NOTES PAYABLE -- NON CURRENT .............................................................       25,018          25,018
DEFERRED REVENUE - NON CURRENT ...........................................................        8,656           8,428
OTHER ACCRUED LIABLITIES .................................................................          490             957
                                                                                              ---------       ---------
Total Liablilities                                                                              321,692         346,179
                                                                                              ---------       ---------
COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY:
 Preferred stock; 50,000,000 shares authorized, none issued and outstanding ..............           --              --
 Common stock; $.01 par value, 250,000,000 shares authorized, 93,831,066 shares issued and 93,792,190 shares outstanding in 2000,
         93,881,374 shares issued and 93,842,498 shares outstanding in 2001 ..............          938             939
 Additional paid-in capital...............................................................      359,586         357,302
 Accumulated deficit .....................................................................     (203,468)       (259,921)
 Deferred compensation ...................................................................      (39,581)        (34,033)
 Treasury stock, at cost, 38,876 shares in 2000 and 2001..................................          (19)            (19)
 Accumulated other comprehensive loss:
   Cumulative foreign currency translation adjustment ....................................         (526)           (687)
                                                                                              ---------       ---------
Total stockholders' equity ...............................................................      116,930          63,581
                                                                                              ---------       ---------

TOTAL ....................................................................................    $ 438,622       $ 409,760
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

                        SAVVIS Communications Corporation
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (U.S. Dollars in Thousands)
                                   (Unaudited)



                                                                                                 Three months ended
                                                                                                 ------------------
                                                                                              March 31,     March 31,
                                                                                                2000          2001
                                                                                             -----------   -----------
REVENUES:
  Managed data networks (including $17,346 and $45,646 from Bridge
     Information Systems Inc. in 2000 and 2001, respectively) ............................    $   17,407   $    48,167
  Internet access (including $339 from Bridge Information Systems, Inc. in 2001) .........         6,616         8,860
  Hosting and colocation (including $742 from Bridge Information Systems, Inc. in 2001) ..            --         2,033
  Other ..................................................................................           440           684
                                                                                             -----------   -----------
 Total revenues ..........................................................................        24,463        59,744
                                                                                             -----------   -----------
DIRECT COSTS AND OPERATING EXPENSES:
  Data communications and operations (excluding $.5 million of equity-based
      compensation in each of 2000 and 2001) .............................................        27,302        67,096
  Sales and marketing (excluding $1.4 million of equity-based compensation
      in each of 2000 and 2001) ..........................................................         7,008        10,695
  General and administratives (excluding $2.0 million and $1.3 million of equity-based
      compensation in 2000 and 2001, respectively) .......................................         3,973         8,313
  Depreciation and amortization ..........................................................         9,610        22,122
  Non-cash equity based compensation .....................................................         3,900         3,240
                                                                                             -----------   -----------
 Total direct costs and operating expenses ...............................................        51,793       111,466
                                                                                             -----------   -----------
LOSS FROM OPERATIONS .....................................................................       (27,330)      (51,722)

NONOPERATING INCOME (EXPENSE):
  Interest income ........................................................................         1,344           411
  Interest expense .......................................................................          (878)       (5,142)
                                                                                             -----------   -----------
 Total nonoperating income (expense) .....................................................           466        (4,731)
                                                                                             -----------   -----------
LOSS BEFORE INCOME TAXES .................................................................       (26,864)      (56,453)
INCOME TAXES .............................................................................            --            --
                                                                                             -----------   -----------
NET LOSS .................................................................................   $   (26,864)  $   (56,453)
                                                                                             ===========   ===========
BASIC AND DILUTED LOSS PER COMMON SHARE ..................................................   $      (.34)  $      (.62)
                                                                                             ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING ......................................................    79,849,105    90,898,126
                                                                                             ===========   ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SAVVIS Communications Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. Dollars in Thousands)
                                   (Unaudited)

                                                                                           FOR THE THREE MONTHS ENDED
                                                                                           --------------------------
                                                                                            MARCH 31,      MARCH 31,
                                                                                              2000           2001
                                                                                           ---------       ---------
OPERATING ACTIVITIES:
    Net loss ........................................................................      $ (26,864)      $ (56,453)
    Reconciliation of net loss to net cash
        used in operating activities:
            Depreciation and amortization ...........................................          9,610          22,122
            Compensation expense relating to the
              issuance of options and restricted stock ..............................          3,900           3,240
        Net changes in operating assets and liabilities:
            Accounts receivable (including from Bridge Information
              Systems, Inc.) ........................................................        (13,127)        (17,405)
            Other current assets ....................................................            (20)           (794)
            Other assets ............................................................        (12,734)           (767)
            Prepaid expenses ........................................................         (2,085)           (585)
            Accounts payable (including from Bridge Information Systems
              Inc.) .................................................................         30,446          21,768
            Deferred revenue ........................................................             --             595
            Other accrued liabilities ...............................................          7,926           7,130
                                                                                           ---------       ---------
         Net cash used in operating activities ......................................         (2,948)        (21,149)
                                                                                           ---------       ---------
INVESTING ACTIVITIES:
    Capital expenditures.............................................................        (70,779)        (14,560)
                                                                                           ---------       ---------
     Net cash used in investing activities ..........................................        (70,779)        (14,560)
                                                                                           ---------       ---------

FINANCING ACTIVITIES:
    Purchase of treasury stock ......................................................             (3)             --
    Proceeds from common stock issuance .............................................        333,365              --
    Exercise of stock options .......................................................            404              25
    Proceeds from borrowings from Bridge Information Systems, Inc. ..................          1,300              --
    Proceeds from convertible senior secured notes ..................................             --          19,767
    Principal payments under capital lease obligations ..............................         (4,314)         (4,410)
    Repayment of borrowings from Bridge Information Systems, Inc. ...................         (5,585)             --
    Funding of letters of credit (restricted cash) ..................................             --             (80)
    Preferential distribution to Bridge .............................................        (68,991)             --
                                                                                           ---------       ---------
      Net cash provided by financing activities .....................................        256,176          15,302
                                                                                           ---------       ---------
    Effect of exchange rate changes on cash and cash equivalents ....................             --            (483)

NET INCREASE(DECREASE)IN CASH
    AND CASH EQUIVALENTS ............................................................        182,449         (20,890)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD .............................................................          2,867          32,262
                                                                                           ---------       ---------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD ...................................................................      $ 185,316       $  11,372
                                                                                           =========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Debt incurred under capital lease obligations ...................................      $  55,126       $      --
    Debt incurred in equipment acquisition ..........................................             --           6,755
    Capital expenditures accrued and unpaid .........................................             --           2,056
    Netting of amounts due to against amounts due from Bridge .......................             --          19,365

SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION:
    Cash paid for interest ..........................................................      $     281       $   2,419


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SAVVIS Communications Corporation
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                           (U.S. Dollars in Thousands)
                                   (Unaudited)

                                     Number of Shares
                                  ----------------------
                                    Common     Treasury
                                     Stock       Stock
                                  ----------------------
BALANCE, DECEMBER 31, 2000         93,831,066   38,876

Net loss ......................            --       --

Foreign currency translation
adjustment ....................            --       --

Issuance of common stock upon
exercise
of stock options ..............        50,308       --

Recognition of deferred
compensation cost .............            --       --
                                  -----------   ------

BALANCE, MARCH 31, 2001 .......    93,881,374   38,876
                                  -----------   ------

                                                                                    Amounts
                                  -------------------------------------------------------------------------------------------
                                            Additional    Other Comprehensive
                                  Common     Paid-In        Loss: Cumulative      Deferred    Accumulated  Treasury
                                  Stock      Capital     Translation Adjustment Compensation    Deficit      Stock      Total
                                  ------    ----------   ---------------------- ------------  -----------   -------     -----

BALANCE, DECEMBER 31 2000        $ 938       $359,586          $   (526)         $  (39,581)   $(203,468)    $ (19)  $  116,930

Net loss ......................                    --                --                  --      (56,453)       --      (56,453)

Foreign currency translation
adjustment ....................     --             --              (161)                 --           --        --         (161)
                                                                                                                     ----------
Comprehensive loss.............                                                                                         (56,614)

Issuance of common stock upon
exercise
of stock options ............        1             24                --                  --           --        --           25

Recognition of deferred
compensation cost .............     --         (2,308)               --               5,548           --        --        3,240
                                 -----       --------          --------          ----------    ---------     -----   ----------

BALANCE, MARCH 31, 2001 .......  $ 939       $357,302          $   (687)         $  (34,033)   $(259,921)    $ (19)  $   63,581
                                 -----       ========          ========          ==========    =========     =====   ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                        SAVVIS Communications Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Tabular dollars in thousands, except per share amounts)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

These consolidated financial statements for the three-month period ended March 31, 2001 and the related footnote information are unaudited and have been prepared under the rules and regulations of the Securities and Exchange Commission and on a basis substantially consistent with the audited consolidated financial statements of SAVVIS Communications Corporation and its subsidiaries (collectively, "SAVVIS" or the "Company") as of and for the year ended December 31, 2000 included in the Company's Annual Report as filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company included in the Annual Report. The independent auditor's report which accompanies such consolidated financial statements includes a paragraph concerning the company's ability to continue as a going concern. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the consolidated financial position of the Company at March 31, 2001 and the results of its operations and cash flows for the three-month period ended March 31, 2001. The results of operations for the three-month period ended March 31, 2001 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2001.

RESTRICTED CASH - Restricted cash consists of amounts supporting outstanding letters of credit, principally related to office space and data center construction.

REVENUE RECOGNITION - Service revenues consist primarily of Internet access, managed data networking and hosting/colocation service fees, which are fixed monthly amounts, and are recognized in the financial statements when earned during the life of the contract. For all periods, any services billed and payments received in advance of providing services are deferred until the period such services are earned, including installation and equipment revenue deferred in accordance with Securities and Exchange Commission Staff Accounting Bulletin
101. The current portion of installation and equipment costs deferred in accordance with SAB 101 is recorded on the balance sheet in other assets. We recognize these costs on a straight-line basis over periods of up to twenty-four months, the estimated period over which the related revenues from installation and equipment sales are recognized.

OFFSETTING - The Company, as a result of the application of the rights of offset, nets certain trade liabilities to Bridge Information Systems, Inc. ("Bridge") with the accounts receivable for network services from Bridge.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS - Certain amounts from prior periods have been reclassified to conform to current period presentation.

NEW ACCOUNTING STANDARDS -- In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS No. 138 in June 2000, establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. FASB Statement No. 133 requires that all derivatives be recognized on the balance sheet as either assets or liabilities, and measured by fair value. Additionally, it requires that changes in the derivative instrument's fair value be recognized in the statement of operations unless specific hedge accounting criteria are met. Effective January 1, 2001, the Company adopted FASB Statement No. 133. The adoption did not have a material impact on the Company's financial position, results of operations, or cash flows.

NOTE 2 -  BRIDGE BANKRUPTCY AND RELATIONSHIPS WITH BRIDGE AND REUTERS

BRIDGE BANKRUPTCY AND REUTERS ASSET PURCHASE FROM BRIDGE

On February 15, 2001, Bridge (which owns 48% of our common stock and represented 78% of our total revenues for the three-months ended March 31, 2001) filed a voluntary petition ("Bridge's Voluntary Petition") for relief under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. Sections 101 et seq. (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Bankruptcy Court") for the Eastern District of Missouri.

On May 3, 2001, the Bankruptcy Court approved the purchase of certain assets of Bridge by Reuters America, Inc. ("Reuters"). The closing of the purchase is subject to regulatory and governmental approvals, including anti-trust review, as well as other customary closing conditions. As part of this purchase agreement, (the "Asset Purchase Agreement") which is anticipated to close by August 31, 2001, Reuters has received an option to acquire up to approximately 45 million shares of SAVVIS common stock currently owned by Bridge. Currently, under the terms of the option, Reuters may only exercise the option with respect to such number of shares of SAVVIS's common stock as would not result in Reuters becoming an "interested stockholder" as defined in Section 203 of the Delaware General Corporation Law (i.e, the beneficial owner of 15% of the outstanding common stock as determined in accordance with Section 203 of the Delaware General Corporation Law). The option, which expires ninety days after the date upon which Reuters purchases certain assets from Bridge pursuant to the Asset Purchase Agreement, may be exercised, to the extent permitted pursuant to the term thereof, at the greater of $2.50 per share or the volume weighted average trading price of SAVVIS common stock during the five trading day period immediately preceding the date on which Reuters gives notice of its exercise. The option also provides that Reuters may vote the shares underlying the option to the extent they are allowed to purchase such shares. Currently, Reuters is permitted to acquire approximately 7.7 million shares of the Company's common stock, in addition to 7.4 million shares beneficially owned by Reuters SA in conjunction with the purchase of $10 million of the Company's 12% convertible senior secured notes on May 16, 2001.

NETWORK SERVICES AND OTHER AGREEMENTS

In connection with the purchase, Reuters has entered into a binding letter of intent with SAVVIS to enter into an agreement under which SAVVIS would provide IP network services, Internet access, and co-location services for a period of five years with respect to the Bridge customers acquired by Reuters. The agreement calls for a minimum purchase of these services of $96 million in year one, $90 million in year two, $84 million in year three, and $48 million in each of years four and five, for a total of $366 million. Also pursuant to this agreement, the network must perform in accordance with specific quality of services standards. In the event we do not meet the required quality of service levels, Reuters would be entitled to credits, and, in the event of a material breach of such quality of service levels, Reuters would be entitled to terminate the network services agreement. The network services agreement is conditioned on the closing of the purchase of the Bridge assets by Reuters.

We expect that at the time of the closing of the Asset Purchase Agreement, the existing US network services agreement between Bridge and SAVVIS will be terminated. We anticipate the global monthly billings under the Reuters network services agreement initially to be approximately $9.5 million per month. If Bridge is unable to sell its foreign assets and other non-acquired properties by the time of the asset purchase agreement closing, it is likely that Bridge will terminate the foreign network service agreements previously entered into between the SAVVIS foreign affiliates and the Bridge foreign affiliates. Consequently our revenues could decline by up to $6 million per month from their current levels. If this reduction in revenues does occur, we expect to reduce our data communications and other costs by a similar amount and therefore, do not believe that the decline will materially adversely affect our results of operations and cash flows.

In the event Bridge is unable or unwilling to meet its future commitments to the Company under the Administrative and Technical Services Agreements, the Company believes alternative arrangements could be made to support its infrastructure needs and to enable services to other customers to continue without significant interruption. We expect that these agreements will be terminated upon the closing of Reuters' purchase of the Bridge assets. As part of the Company's network services agreement with Reuters, Reuters has agreed to continue to provide these services for a period of at least one year. Subsequent to this period, the Company's ability to effect alternative arrangements is dependent upon its ability to fund the costs associated therewith.

REUTERS FINANCING

On May 16, 2001, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Reuters Holdings Switzerland SA ("Reuters SA"). Reuters SA agreed to purchase up to $45 million of 12% convertible senior secured notes due 2005 which are convertible into common stock at $1.35 per share. The initial $10 million of notes were issued on May 16, 2001. The agreement also calls for Reuters SA to purchase notes equal to $10 million in June 2001, $7.5 million in July 2001, and $2.5 million in August 2001, subject to the satisfaction of customary conditions. If the Asset Purchase Agreement with Bridge is not closed and is not terminated by August 31, 2001, the Company may deliver a funding request in the amount of $7.5 million for September 2001, and if the agreement is not closed and is not terminated by October 1, 2001, another funding request of $7.5 million for October 2001, subject to the satisfaction of customary conditions. The notes are secured by a second lien on the Company's data center building located in St. Louis, MO. Interest is payable in cash or in kind at the discretion of SAVVIS, compounded and payable quarterly, in the form of additional notes until August 1, 2004. Notes issued in lieu of cash interest payments will have the same rights and privileges as the notes issued in conjunction with the funding requests discussed above. Interest payments due after July 31, 2004 are payable in cash. The agreement also provides that the notes will be exchanged for convertible preferred stock upon the Company raising an additional $30 million of funding and upon the exchange of the $20 million 10% Convertible Senior Secured Notes issued by the Company in February 2001 to affiliates of Welsh Carson for such convertible preferred stock. Reuters SA also has received the right to have an observer attend all Board and committee meetings or to have elected to the Board a number of directors proportionate to their holdings of the Company's voting stock. Reuters SA has also received certain registration rights in connection with the financing.

TRANSACTIONS WITH BRIDGE

In connection with Bridge's acquisition of the Company, Bridge funded the Company's operations during 1999 and up through February 18, 2000, our IPO date. At March 31, 2001, the Company had amounts payable to Bridge of approximately $23 million consisting of a promissory note payable due February 18, 2001 and accrued interest on the note. In addition, at March 31, 2001, the Company had amounts receivable from Bridge of $34 million, relating to network services provided by us to Bridge. Of this amount, approximately $18 million represented pre-petition receivables from the Bridge entities which filed for bankruptcy protection, approximately $1 million represented receivables for post-petition services from these entities and $15 million represented amounts owing from Bridge entities that are not a part of the bankruptcy proceedings.

For the period January 1, 2001 to February 15, 2001, Bridge paid SAVVIS approximately $19 million in cash within the US. In the event any payments received from Bridge prior to its declaration of bankruptcy are considered to be preferential, the trustee of the bankruptcy estate may have the right to seek return of the payments previously received.

Pursuant to a court approved settlement agreement dated May 3, 2001, Bridge has agreed to offset the $23 million promissory note payable against the $18 million of pre-petition receivables owed to SAVVIS and SAVVIS will issue $12 million of redeemable convertible preferred stock to Bridge in exchange for the balance due to Bridge. SAVVIS will record a charge of up to $7 million related to the difference between the fair value of the preferred stock and the $5 million net difference between the note payable to Bridge and the amounts receivable from Bridge. The offset and exchange will take place upon the issuance by SAVVIS, prior to January 1, 2002, of $50 million of convertible preferred stock.

Additionally, Bridge has entered into a settlement agreement with SAVVIS wherein it has agreed to pay SAVVIS up to $5.25 million in connection with potential termination liabilities associated with the termination of network services that will no longer be required following the purchase of the Bridge assets. Bridge has also agreed to use its best efforts to cause the Bridge foreign affiliates, that are not debtors-in-possession, to pay SAVVIS all amounts due under the foreign local network service agreements.

Subsequent to the date of Bridge's Voluntary Petition, Bridge has incurred and is expected to continue to incur amounts owed to SAVVIS (the "post-petition balances"). On March 22 and 23, and April 9, 2001 the Bankruptcy Court approved interim settlement stipulations between the Company and Bridge which provide for continued payments by Bridge (either to the Company or on behalf of the Company directly to the Company's service providers) for networking services provided subsequent to the date of Bridge's Voluntary Petition. Reuters has committed to fund operating expenses (and bankruptcy administrative expenses) of the original Bridge business and the US business of Telerate from July 1, 2001 to closing, up to a total of $10 million per month.

NOTE 3 - ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and satisfaction of liabilities in the normal course of business. The Company is experiencing difficulty in generating sufficient cash flow to meet its capital requirements and to sustain its operations. As shown in these financial statements, during the three months ended March 31, 2001, the Company incurred a net loss of $56 million and, as of March 31, 2001, the Company has a working capital deficiency of $212 million and an accumulated operating deficit of $260 million.

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

If the Company is successful in raising additional funds, we plan to manage our working capital requirements by implementing changes intended to improve operating results in future periods. These changes may include personnel reductions, elimination of non-essential expenditures, and compensation freezes. The Company will continue to evaluate its performance to identify additional areas of working capital savings that may be available. SAVVIS has retained Merrill Lynch & Co. as a financial advisor to assist in exploring financing alternatives and/or the sale of the Company. Merrill Lynch & Co. is currently conducting its review and has not yet formulated any recommendations. No assessment can be made of the likelihood that the Company's plans to manage its working capital requirements or the Merrill Lynch review will lead to plans and actions which management can effectively implement or if implemented, any such plans and actions will result in the Company continuing as a going concern.


Assuming Bridge continues to make payments to us under the network services agreement and Reuters' purchase of the additional convertible notes, we currently have enough cash to sustain our operations into August 2001. Should we be unsuccessful in our efforts to raise additional capital by then, we may be required to cease operations or declare bankruptcy.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                   December 31,       March 31,
                                                      2000               2001
                                                      ----               ----

Computer equipment                                 $  1,943            $  2,146
Communications equipment                            166,767             176,903
Purchased software                                    1,089               1,511
Furniture and fixtures                                2,854               3,102
Leasehold improvements                                2,071               2,678
Data Centers                                         14,326              58,209
Construction in progress                             83,884              41,635
Equipment under capital lease obligations            95,446              95,526
                                                   --------            --------
                                                    368,380             381,710
                                                   --------            --------
Less accumulated depreciation and
          amortization                              (49,372)            (67,683)
                                                   --------            --------

                                                   $319,008            $314,027
                                                   ========            ========

In conjunction with the wireless component of the network build out, SAVVIS entered into a series of agreements and acquired services and equipment from both Winstar and Nortel in amounts approximating $44 million. On April 17, 2001, SAVVIS provided notice to Winstar that a material breach has occurred under the Master Agreement relating to Winstar's installation of the wireless equipment components and accordingly, terminated the equipment purchase and installation agreements. On April 18, 2001, Winstar filed for bankruptcy. As a result of the foregoing, SAVVIS will be unable to proceed with the wireless build out and accordingly, may be required to take a significant write down up to the full value on the valuation of the equipment assets it has acquired from both Nortel and Winstar. SAVVIS is developing a plan for the orderly disposition of the equipment, however, no settlement agreements have been entered into nor have the net realizable amounts been determined.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

FIBER NETWORK DEPLOYMENT - During 2000, the Company entered into a $235 million advancing term loan facility (the "Term Loan"), and a purchase agreement for products and services ("the Agreement") with Nortel Networks, Inc. ("Nortel"). The Agreement calls for the Company to purchase and take delivery of products and services in the amount of $155 million from the date of the Agreement through December 31, 2003. As of March 31, 2001, the Company has drawn approximately $82 million under the Term Loan for the purchase of equipment and services and other third-party costs. The Bridge bankruptcy filing represented a default under the Term Loan and resulted in the automatic acceleration of all amounts outstanding. As a result, these amounts have been recorded in notes payable - current at both December 31, 2000 and March 31, 2001. On March 31, 2001, we defaulted on the payment of approximately $1.2 million of interest and commitment fees due to Nortel under the Term Loan.

On August 2, 2000, the Company entered into two agreements with Level 3 Communications, LLC ("Level 3"). These agreements grant to SAVVIS exclusive indefeasible rights of use ("IRU") in certain segments of a multi-conduit fiber optic communications system being constructed by Level 3. The term of each agreement is for a twenty-year period beginning with the acceptance of a segment and payment by SAVVIS of the segment IRU fee. The agreements stipulate payments to Level 3 totaling approximately $36.2 million. As of December 31, 2000 and March 31 2001, the Company has paid to Level 3 approximately $9.8 million pursuant to these agreements, which amounts were funded by drawings on the Term Loan. Level 3 has alleged that the Company is currently in default of these agreements.

In connection with the Reuters SA financing, the Company has paid the past due interest and commitment fees due through March 31, 2001 to Nortel. As a result, Nortel has rescinded the acceleration of the note, waived all defaults under the Term Loan through August 2001, deferred all payments of interest from April 1 through August 31, 2001 and modified certain other provisions of the Term Loan including limiting the Company's ability to incur additional debt. The Company is presently in discussions with Nortel and Level 3 regarding the termination of the existing agreements, the procurement of future products and services and the restructuring of the Term Loan. If Nortel is not willing to continue to provide financing, the Company will likely discontinue its efforts to deploy the fiber network.

As of March 31, 2001, the Company has reflected approximately $42 million in its fixed assets in connection with the fiber network deployment and deferred financing costs of $6 million associated with the Term Loan are included as Other Non-current Assets on the Company's balance sheet. Some or all of these amounts may prove to be unrecoverable in the event the Company discontinues its efforts to deploy the fiber network or if the Term Loan is restructured. No provision for any possible impairment of fixed assets or deferred financing costs has been made in the accompanying financial statements.

WINSTAR - On June 30 and September 29, 2000, SAVVIS executed agreements and acquired approximately $40 million of telecommunications equipment and related services with Winstar Wireless, Inc. ("Winstar"). Upon execution of these agreements, the Company took delivery of certain equipment and paid approximately $6 million to Winstar. Of the remaining $34 million, Winstar has financed approximately $25 million, included in Notes Payable-Non Current at December 31, 2000 and March 31, 2001, over six years at 11% interest. Payments on these notes commenced in the third quarter of 2000. The remaining balance of approximately $9 million was recorded in other accrued liabilities, with payments of approximately $2 million due every three months until July 2001. As of March 31, 2001, approximately $4 million remains in other accrued liabilities. On April 17, 2001, SAVVIS provided notice to Winstar that a material breach had occurred under the Master Agreement relating to Winstar's installation of the wireless equipment components and accordingly, terminated the equipment purchase and installation agreements. On April 18, 2001, Winstar filed for bankruptcy under Chapter 11 of the Bankruptcy Code. The Company did not make payments aggregating $2.4 million to Winstar as of April 30, 2001; Winstar has not made $3.0 million in professional service payments to the Company (nor has the Company recorded revenues for these services) during the same period. As a result of these developments the Company is considering its options with respect to its dealings with Winstar, and the continuing utility of the telecommunications equipment and related services purchased from Winstar. No provision for any possible impairment of fixed assets has been made in the accompanying financial statements.

LEASES - Bridge and SAVVIS entered into a ninety-nine year land lease, effective February 18, 2000, with monthly rental payments of $27,443 for the first twenty-four months, beginning in December 2000, for the land on which the St. Louis data center resides. Thereafter, the rent for each subsequent year is increased at a rate of 2% per annum. In the lease, SAVVIS has the option to purchase the land from Bridge at the greater of $3 million or at the Fair Option Value, as defined in the agreement. In addition, Bridge has a put right option during the first ten years of the lease agreement to require SAVVIS to purchase the land from Bridge at a price of $3 million in the first year; reduced by $.3 million each year thereafter. The put right option can only be exercised should the data center be damaged,SAVVIS is unwilling to repair the damage, and SAVVIS is in default under the lease. The lease was signed on May 16, 2001.

At March 31, 2001, the Company, as lessee, leased network assets under capital leases with Bridge, as sublessor. Bridge leases these underlying assets from General Electric Capital Corporation ("GECC"). The Company believes Bridge has not made a number of payments to GECC, causing Bridge to be in default under the sublease with SAVVIS. Accordingly, a portion of the Company's network assets may be subject to repossession by GECC, which in turn, could cause a disruption in our services being provided to our customers. In addition, SAVVIS did not make the March, April and May 2001 payments amounting to $1.8 million to Bridge, thus causing SAVVIS to be in default under its agreement with Bridge. We anticipate entering into a direct lease with GECC on similar economic terms as our sublease with Bridge. The amount of the remaining obligation due to Bridge at March 31, 2001 is $9.3 million.

The Company has leased other network equipment under a number of capitalized lease obligations directly with GECC. Beginning in April 2001, we did not make the monthly payments aggregating approximately $1.7 million per month under those leases causing a default in our agreement with GECC. On May 21, 2001, we obtained a default waiver from GECC for all payments due under these lease obligations for the months of April through August 2001. In consideration for granting the waiver, SAVVIS immediately paid a $.2 million fee. A portion of the Company's network assets may be subject to repossession by GECC, subsequent to the expiration of the waiver, which in turn, could cause a disruption in our services being provided to our customers.

COMMUNICATIONS, SERVICES COMMITMENTS - We have arrangements with various suppliers of communications services that require us to maintain minimum-spending levels some of which increase over time. Our aggregate minimum spending levels are approximately $46 million, $47 million, $48 million, $29 million and $5 million in years 2001 to 2005, respectively. SAVVIS' current spending levels under these agreements are substantially in excess of the spending commitments. The majority of these minimum-spending commitments have already been exceeded for the year 2001. Should SAVVIS not meet the minimum-spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of April 30, 2001, the maximum termination liability would amount to approximately $86 million.

OTHER - On February 19, 2001, Welsh Carson agreed to purchase $20 million of our 10% convertible senior secured notes due 2006, convertible into common stock at $1 5/16 per share. The notes are collateralized by the Company's data center building located in St. Louis, MO. Interest is payable in kind, compounded on a semi-annual basis, in the form of additional notes, which are convertible into common stock at a conversion price of $1 5/16 per share. The transaction closed on February 20, 2001. Under the terms of the notes, Welsh Carson had the right to declare the notes due and payable upon the acceleration of any of our other indebtedness. On May 21, 2001, the Company obtained a default waiver through August 31, 2001, from Welsh Carson.

In August 2000, the Company entered into an agreement with Kiel Center Partners, L.P. ("KCP") pursuant to which it acquired the naming rights to an arena in St. Louis, MO for total consideration over the 20 year term of the agreement, of $72 million. The Company issued 750,000 shares of common stock in satisfaction of its obligations for the first six years of the agreement. On March 21, 2001, KCP notified the Company that it was in default of the agreement relating to the possible future insolvency of SAVVIS. SAVVIS has recorded as of March 31, 2001, approximately $5 million of deferred charges resulting from the issuance of common stock under this agreement. Both parties are in the process of using their reasonable efforts to resolve this matter within the prescribed time period as defined within the agreement.

The Company is subject to various legal proceedings and other actions arising from the Bridge Bankruptcy and the Company's lack of funding. These proceedings and actions relate primarily to the non-payment of certain amounts due to the Company's vendors, all of which have been accrued. While the results of such proceedings and actions cannot be predicted, management believes, based on the advice of legal counsel, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

In addition, Sprint Communications L.P. has filed a motion to permit it to terminate its agreement with SAVVIS, which, if the motion is ruled against SAVVIS, could result in the termination of the services provided to SAVVIS by Sprint. While the termination of the agreement with Sprint Communications L.P. would have a material adverse effect on the Company, management believes that this matter will ultimately be resolved in a manner satisfactory to the Company.

BRIDGE - Upon closing of the Asset Purchase Agreement, we expect the existing network assets agreement between SAVVIS and Bridge will be terminated and replaced by a new network services agreement with Reuters. In relation to those network assets not acquired by Reuters, we may be required to provide network services to Bridge under the existing network services agreement for a period of up to five years subsequent to the termination of the agreement. These services must be provided to Bridge at the rates then in effect. Should our communications costs rise within that five-year period and the price to be paid by Bridge is less than the cost incurred by us to provide the service, such services will be priced at a loss to us. Pursuant to the network services agreement with Bridge, we have agreed that the network will perform in accordance with specific quality of service standards within twelve months from the date we acquire the network, which was February 18, 2001. In the event we do not meet the required quality of service levels, Bridge will be entitled to credits and, in the event of a material breach of such quality of services levels, Bridge will be entitled to terminate the network services agreement and, whether or not the network service agreement is terminated, collect up to the lesser of six months service or $50 million as liquidated damages once during any thirty-six month period.

NOTE 6 -INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

The Company's operations are organized into three geographic operating segments
- Americas, Europe and Asia. The Company evaluates the performance of its segments and allocates resources to them based on revenue and adjusted EBITDA, which is defined as the respective consolidated loss before interest, taxes, depreciation, amortization, non-cash equity-based compensation and impairment and write-down charges. Financial information for the Company's geographic segments for the three months ended March 31, 2001 and 2000 is presented below:

                                          Americas      Europe         Asia      Eliminations        Total
                                          --------      ------         ----      ------------        -----
  THREE MONTHS ENDED
  MARCH 31, 2001:
   Revenue..............................  $  50,486    $   5,193    $   4,065    $      --    $     59,744
   Adjusted EBITDA......................    (24,555)      (1,656)        (149)          --         (26,360)
   Assets...............................    386,469       16,029        8,014         (752)        409,760
   Capital Expenditures.................     13,330           --           --           --          13,330


                                          Americas      Europe         Asia      Eliminations        Total
                                          --------      ------         ----      ------------        -----
  THREE MONTHS ENDED
  MARCH 31, 2000:
   Revenue.............................   $  19,824    $   2,857    $   1,782    $      --    $     24,463
   Adjusted EBITDA.....................     (13,811)          (9)          --           --         (13,820)
   Assets..............................     360,892        5,792        2,581       (3,073)        366,192
   Capital Expenditures................     110,631        8,796        6,478           --         125,905

Adjusted EBITDA for all reportable segments differs from the consolidated loss before income taxes reported in the consolidated statement of operations as follows:

                                     Three months ended       Three Months ended
                                      March 31, 2001            March 31, 2000
                                      --------------            --------------

Adjusted EBITDA                         $(26,360)                 $(13,820)
Plus adjustments as follows:
Depreciation and amortization            (22,122)                   (9,610)
Interest, net                             (4,731)                      466
Non-cash compensation                     (3,240)                   (3,900)
                                        --------                  --------
Consolidated loss before income taxes   $(56,453)                 $(26,864)
                                        ========                  ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH (1) OUR ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, AND
(2) OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS, NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2000 INCLUDED IN OUR ANNUAL REPORT FOR SUCH PERIOD AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE RESULTS SHOWN HEREIN ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED IN ANY FUTURE PERIODS. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) BASED ON CURRENT EXPECTATIONS WHICH INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS. FOR A DISCUSSION OF THE MATERIAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, YOU SHOULD READ "RISK FACTORS" INCLUDED IN PART I, ITEM 1 OF OUR 2000 ANNUAL REPORT ON FORM 10-K.

GENERAL

OVERVIEW

We are a growing provider of high quality, high performance global data networking, Internet-related and managed hosting services to medium and large businesses, multinational corporations and Internet service providers. We currently provide our data networking, Internet access and hosting services directly to approximately 2,275 customers.

     We began commercial operations in 1996, offering Internet access services to local and regional Internet service providers. In April 1999, we were acquired by Bridge Information Systems, Inc. ("Bridge"), a global provider of real-time and historical financial information and news regarding stocks, bonds, foreign exchange and commodities to the financial services industry. Bridge constructed a highly redundant, fault tolerant network based on Internet protocol and ATM technologies to service some of the largest financial institutions and institutional investors in the world. In September 1999, the SAVVIS Intelligent IP Network(SM) was created through the combination of the Internet protocol network of Bridge, which was constructed to meet the exacting requirements of the financial services industry worldwide, and the SAVVIS network, which was constructed to provide high quality Internet access in the United States. Both of these networks have been operational since 1996 and we refer to the combined network as the "SAVVIS Intelligent IP Network(SM)."

     On February 18, 2000, simultaneous with the completion of our initial public offering, we acquired the Internet protocol network assets of Bridge for total consideration of approximately $150 million and the employees of Bridge who operate that network were transferred to us. This transaction significantly expanded our managed data networking services, which we began offering in September 1999. We also entered into a network services agreement with Bridge pursuant to which Bridge agreed to use the SAVVIS Intelligent IP Network(SM) to deliver Bridge's content and applications to its customers.

     Our revenue is derived primarily from the sale of data networking, Internet access and hosting services, with Bridge representing approximately 78% of our total total revenue for the three-months ended March 31, 2001.

THE BRIDGE BANKRUPTCY

On February 15, 2001, Bridge's U.S. operating subsidiaries filed for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court in the Eastern District of Missouri. Pursuant to a network services agreement with us, Bridge has committed to purchase network services from us through February 2009. Bridge's financial condition and ability and willingness to meet its payment obligations under the network services agreement will affect our revenues and our ability to run our business. We may not receive timely payments of amounts owed to us under the network services agreement from Bridge. The Bankruptcy Code may restrict the amount and recoverability of our claims against Bridge. In addition, under the automatic stay provisions of the Bankruptcy Code, we are currently prevented from exercising certain rights and remedies under our network services agreement with Bridge and from taking certain enforcement actions against Bridge. We also may be required to return payments made to us by Bridge prior to its bankruptcy filing if such payments are determined to be preference payments. See Note 2 to the financial statements.

RELATIONSHIP WITH BRIDGE AND WELSH CARSON

Bridge is a privately-held company whose principal shareholders are investment partnerships managed by Welsh, Carson, Anderson & Stowe, or Welsh Carson, a sponsor of private equity funds with extensive experience in the communication and information services industries. On September 10, 1999, Bridge sold in a private placement approximately 25% of its equity ownership in SAVVIS to existing stockholders of Bridge, including Welsh Carson. On February 28, 2000, Bridge sold 6,250,000 shares of SAVVIS common stock to an investment partnership sponsored by Welsh Carson at a price equal to the initial public offering price of our common stock of $24 per share, totaling $150 million. On February 20, 2001, we entered into a securities purchase agreement and certain related agreements and documents with two investment entities sponsored by Welsh Carson and several individuals affiliated with Welsh Carson. Pursuant to the terms of the securities purchase agreement, the Welsh Carson entities and affiliated individuals purchased $20 million aggregate principal amount of our 10% convertible senior secured notes due 2006. The notes, including notes to be issued as payment-in-kind interest thereunder, are convertible into common stock at a conversion price of $1 5/16 per share through maturity at the option of the holders into a total of approximately 25 million shares of our common stock.

As of May 15, 2001, Bridge owned approximately 48% of our outstanding common stock and investment partnerships sponsored by and individuals affiliated with Welsh Carson owned approximately 16% of our outstanding common stock. After giving effect to the conversion of $20 million in the aggregate of our senior secured convertible notes held by Welsh Carson affiliates, Welsh Carson affiliates would own approximately 34% of our outstanding common stock and Bridge would own 38%. As discussed in Note 2 to the financial statements, Bridge has provided an option to Reuters to acquire the SAVVIS stock owned by Bridge. Under the terms of the option, Reuters may only exercise the option with respect to such number of shares of SAVVIS's common stock as would not result in Reuters becoming an "interested stockholder" as defined in Section 203 of the Delaware General Corporation Law (i.e, the beneficial owner of 15% of the outstanding common stock as determined in accordance with Section 203 of the Delaware General Corporation Law).


In connection with our acquisition of Bridge's network, we entered into a ten-year network services agreement with Bridge that commits Bridge to purchase a minimum of $132 million and $145 million of network services from us in 2001 and 2002, respectively. Thereafter, Bridge will be required to purchase at least 80% of its network services from us, declining to 60% in 2006 through the end of the agreement in 2010. We incur losses from the operation of the network under the network services agreement, and for the year 2000 Bridge represented approximately 81% of our revenues. We also entered into a number of other agreements with Bridge, including a master establishment and transition agreement, an equipment colocation permit, an administrative services agreement, a technical services agreement, a GECC sublease and a local network services agreement. Together these agreements provided for, among other things, the transfer of Bridge's technical and support personnel to us, and our purchase from Bridge of support and administrative services, including help-desk services and network operations center services. We expect these agreements will be terminated upon the closing of the Reuters purchase of the Bridge assets. We intend to replace the services provided to us by Bridge either by performing them ourselves or through third party arrangements. As part of the Company's agreements with Reuters, Reuters has agreed to continue to provide the service for a period of at least one year. Subsequent to this period, the Company's ability to effect alternative arrangements is dependent upon its ability to fund the costs associated therewith.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-Q does not reflect our future results of operations, financial position and cash flows. Our results of operations, financial position and cash flows subsequent to the purchase of Bridge's network and the execution of the related agreements is not comparable to prior periods.

THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THE THREE- MONTHS ENDED MARCH 31, 2000

Revenue.

Revenue was $59.7 million for the three-months ended March 31, 2001, an increase of $35.3 million or 144%, from $24.5 million for the three months ended March 31, 2000. The revenue growth resulting from the initiation of managed data network services, including services under the Bridge network services agreement entered into on February 18, 2000, accounted for $30.8 million of the increase. Internet access revenues increased 34% to $8.9 million in the first quarter of 2001, compared to $6.6 million for the comparable period in 2000. Hosting and colocation revenue increased to $2.0 million, related to the initiation of this product offering late in 2000. These increases were driven by an increase in active customers of 90% to approximately 2,275 as of March 31, 2001 from approximately 1,200 as of the end of the first quarter in 2000. Other revenues, consisting of installation and equipment sales, increased from $.4 million in 2000 to $.7 million for the first quarter of 2001.

Data Communications and Operations.

Data communications and operations expenses consist primarily of leased routers and switches, leased long distance and local circuit costs, leased hosting and colocation space, installed local access lines at customer sites, as well as related operating expenses such as repairs and maintenance associated with network operations, customer support and field service, and engineering personnel costs. Data communications and operations expenses were $67.1 million for the quarter ended March 31, 2001; an increase of $39.8 million from $27.3 million for the three-months ended March 31, 2000. The increase in expenses related principally to the costs incurred by SAVVIS to operate the Internet protocol network acquired from Bridge since February 18, 2000 and other increases in the number of leased long distance, dedicated customer and dial-up circuits to support the increased customer circuits in operation.

Sales and Marketing.

Sales and Marketing expenses consist of personnel and related sales commission costs, advertising and direct marketing, and travel. Sales and marketing expenses were $10.7 million for the three months ended March 31, 2001, up 53% or $3.7 million as compared to the first quarter of 2000. This increase is principally attributed to increased personnel related costs and sales commissions of $3.7 million associated with the growth in sales and marketing staff.

General and Administrative.

General and administrative expenses consist primarily of compensation and occupancy costs for executive, financial, legal, tax and support personnel, travel, and bad debt costs. General and administrative expenses amounted to $8.3 million for the three months ended March 31, 2001 and $4.0 million for the three months ended March 31, 2000, an increase of $4.3 million or 109%. This increase resulted from increased occupancy costs of $.7 million related to the Company's move to its new headquarters during the second quarter of 2000, increased personnel costs of $.9 million to support the expansion of the customer base and the overall growth of the business, an increase of $.5 million in services provided by Bridge under an Administrative Services agreement and an increase of $.7 million in taxes and licenses expense related principally to property taxes on network assets. Bad debt expense amounted to $.2 million in 2000 versus $1.3 million for the three-months ended March 31, 2001.

Non-cash Equity-based Compensation.

Non-cash equity-based compensation expense was $3.2 million for the three months ended March 31, 2001, a decrease of $.7 million from the three months ended March 31, 2000. These expenses represent the amortization charge to earnings for the difference between the imputed fair market value of our common stock and the exercise price for options granted to employees and non-employee members of our Board of Directors on various dates in early 2000 and late 1999, as well as options granted to employees of Bridge in 1999 and 2000.

Depreciation and Amortization.

Depreciation and amortization expense was $22.1 million for the three-months ended March 31, 2001, an increase of $12.5 million from the three months ended March 31, 2000. This increase resulted primarily from $12.2 million in increased depreciation on the network acquired on February 18, 2000 and subsequent network equipment acquisitions.

Interest.

Interest income amounted to $.4 million in the quarter ended March 31, 2001, a decrease of $.9 million from the three-months ended March 31, 2000. Interest expense for the quarter ended March 31, 2001 amounted to $5.1 million, an increase of $4.3 million from the comparable period in 2000. This increase is attributable to interest expense on capital equipment financing incurred since the acquisition of the Internet protocol network in February 2000.

Net Loss.

The net loss for the three months ended March 31, 2001 was $56.5 million, or $0.62 basic and diluted loss per share, an increase of $29.6 million from the net loss for the three-months ended March 31, 2000 of $26.9 million, or $0.34 per share. The primary reasons for the increase in net loss are:


o The $12.5 million increase in depreciation and amortization expense due primarily to the acquisition of the Internet protocol network from Bridge and other network equipment.

o A decrease in gross profit (revenues less data communications and operations expenses) of $4.5 million related to expansion of our network.

o Increased sales and marketing expenses of $3.7 million related to growth in staff and advertising and marketing initiatives.

o Increased general and administrative expenses of $4.3 million related to growth in staff, increased occupancy, and increased bad debt expense.

o An increase in interest expense of $4.3 million related to capital equipment financing

LIQUIDITY AND CAPITAL RESOURCES

We generated negative cash flows from operations of $21.1 million and 2.9 million for three months ended March 31, 2001 and 2000, respectively. This increase in negative cash flow primarily resulted from our costs for sales and marketing efforts, general and administrative enhancements, and interest costs necessary to support the increase in our customer base, internal infrastructure support and growth, and financing costs for network equipment purchases.

Net cash used in investing activities for the three months ended March 31, 2001 was approximately $14.6 million, which primarily reflects the purchase of network equipment and data center construction. Amounts owed to Bridge have been applied, pursuant to existing rights of offset, against the outstanding receivable from Bridge as of March 31, 2001.

Additions to fixed assets totaled approximately $13.3 million in the three month period, including approximately $6.8 million that has been financed under existing financing arrangements and $2.1 million accrued but unpaid as of March 31, 2001, and excluding approximately $10.0 million in cash payments made in the first quarter of 2001 for capital expenditures that were accrued and unpaid at December 31, 2000. We expect to incur capital expenditures of approximately $15 million for the remainder of 2001 to support the anticipated growth in our customer base.

In 2000, we entered into a Term Loan with Nortel for the financing of approximately $235 million of network equipment, installation services and third party expenses. Also in 2000 we entered into an Agreement with Nortel to purchase and take delivery of products and services from Nortel in the amount of $155 million from the date of the agreement through December 31, 2003, and we entered into an arrangement with Level 3 to purchase IRU segments in Level 3's fiber network. The arrangement with Level 3 stipulates payments to Level 3 totaling approximately $36.2 million, of which $9.8 million has been paid to Level 3, which amounts were funded by drawings on the Term Loan. As of March 31, 2001, we have drawn approximately $82 million under the Term Loan, including approximately $7 million in February 2001. All amounts drawn have been recorded in notes payable - current, because of our default under the agreement. In connection with the Reuters financing (as discussed below), the company has paid the past due interest and commitment fees due through March 31, 2001. As a result, Nortel has rescinded the acceleration of the Term Loan, waived all defaults under the Term Loan through August 2001, deferred all future payments of interest through August 2001 and modified certain other provisions of the Term Loan including limiting the Company's ability to incur any additional debt. The Company is presently in discussions with Nortel and Level 3 regarding the termination of the existing agreements and the restructuring of the Term Loan. If Nortel is not willing to continue to provide financing, the Company will likely discontinue its efforts to deploy the fiber network.

On February 20, 2001, Welsh Carson purchased $20 million of 10% convertible senior secured notes due 2006, convertible into common stock at $1 5/16 per share. The notes are collateralized by the Company's data center building located in St. Louis, MO. Interest is payable in kind, compounded on a semi-annual basis, in the form of additional notes, which are convertible into common stock at a conversion price of $1 5/16 per share commencing August 31, 2001 through maturity. Under the terms of the notes, Welsh Carson has the right to declare the notes due and payable upon the acceleration of any of our other indebtedness. As a result of the Nortel acceleration, these notes have been classified as currently due in the March 31, 2001 balance sheet. In connection with the Reuters financing, we have obtained a waiver of the acceleration provisions through August 31, 2001.

On May 16, 2001, the Company entered into a Securities Purchase Agreement with Reuters SA. Reuters SA agreed to purchase up to $45 million of 12% convertible senior secured notes due 2005 which are convertible into common stock at $1.35 per share. The initial $10 million of notes were issued on May 16, 2001. The agreement calls for Reuters SA to purchase notes equal to $10 million in June 2001, $7.5 million in July 2001, and $2.5 million in August 2001. If Reuters purchase agreement with Bridge is not closed and is not terminated by August 31, 2001, the Company may deliver a funding request in the amount of $7.5 million for September 2001, and if the agreement is not closed and is not terminated by October 1, 2001, another funding request of $7.5 million for October 2001. All drawings under this agreement are subject to customary closing conditions.

In connection with the asset purchase agreement between Bridge and Reuters, Reuters has entered into a letter of intent with SAVVIS to enter into an agreement under which SAVVIS would provide IP network services, Internet access, and co-location services for a period of five years. The agreement calls for a minimum purchase of these services of $96 million in year one, $90 million in year two, $84 million in year three, and $48 million in each of years four and five, for a total of $366 million. Also pursuant to this agreement, the network must perform in accordance with specific quality of service standards. In the event we do not meet the required quality of service levels, Reuters would be entitled to credits, and, in the event of a material breach of such quality of service levels, Reuters would be entitled to terminate the network services agreement.

We expect that at the time of the closing of the asset purchase agreement between Bridge and Reuters, the existing US network services agreement between Bridge and SAVVIS will be terminated. We anticipate the global monthly billings under the Reuters network services agreement initially to be approximately $9.5 million per month. If Bridge is unable to sell its foreign assets and other non-acquired properties by the time of the asset purchase agreement closing, it is likely that Bridge will terminate the foreign network service agreements previously entered into between the SAVVIS foreign affiliates and the Bridge foreign affiliates. Consequently our revenues could decline by up to $6 million per month from their current levels. If this reduction in revenues does occur, we expect to reduce our data communications and other costs by a similar amount and therefore, do not believe that the decline will materially adversely affect our results of operations and cash flows.

We have arrangements with various suppliers of communications services that require us to maintain minimum spending levels some of which increase over time. Our aggregate minimum spending level is approximately $46 million, $47 million, $48 million, $29 million and $5 million in years 2001 to 2005, respectively. SAVVIS' current spending levels under these agreements are substantially in excess of the spending commitments. The majority of these minimum-spending commitments have already been exceeded for the year 2001. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of April 30, 2001, the maximum termination liability would amount to approximately $86 million.

Based upon our current operating plans and assuming we do not proceed with the fiber network deployment, we will require approximately $100 million to fund our operating losses, working capital needs and capital expenditure requirements for the balance of 2001. We expect to fund these requirements through cash on hand, the proceeds of the Reuters financings, and approximately $60 million of additional financings.

We may meet our remaining funding needs through a combination of equity investments, debt financings, renegotiation of repayment terms on existing debt and sales of assets and services. We have retained Merrill Lynch & Co. to advise us in our discussions with potential strategic partners.

If the Company is successful in raising additional funds, we plan to manage our working capital requirements by implementing changes intended to improve operating results in future periods. These changes may include personnel reductions, elimination of non-essential expenditures, and compensation freezes. The Company will continue to evaluate its performance to identify additional areas of working capital savings that may be available. SAVVIS has retained Merrill Lynch & Co. as a financial advisor to assist in exploring financing alternatives and/or the sale of the Company. Merrill Lynch & Co. is currently conducting its review and has not yet formulated any recommendations. No assessment can be made of the likelihood that the Company's plans to manage its working capital requirements or the Merrill Lynch review will lead to plans and actions which management can effectively implement or if implemented, any such plans and actions will result in the Company continuing as a going concern.

Assuming Bridge continues to make payments to us under the network services agreement and Reuters' purchase of the additional convertible notes, we currently have enough cash to sustain our operations into August 2001. Should we be unsuccessful in our efforts to raise additional capital by then, we may be required to cease operations or declare bankruptcy.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures relate to changes in interest rates. As we have continued to expand our business internationally, we are also exposed to changes in foreign currency exchange rates.

We have financial instruments that are sensitive to changes in interest rates, including our note payable to Bridge and a number of network equipment financing arrangements. These instruments were entered into for other than trading purposes, are denominated in U.S. Dollars, and, with the exception of amounts drawn under the Term Loan facility with Nortel, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the Nortel Term Loan facility bear interest at a market-based variable rate. The basis for the variable rate is selected by the Company, along with the interest rate period, which may range from overnight to six months. At the end of the interest rate period, the rate is reset in accordance with the Company's selection and changes in market rates. Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of March 31, 2001, the aggregate fair value of our borrowings approximated their carrying value.

Prior to our purchase of the network assets from Bridge in February 2000, changes in foreign exchange rates did not impact our results of operations. For the quarter ended March 31, 2001, approximately 23% of our total service revenue was derived from operations outside the United States and approximately 21% of our total data communications and operations costs were incurred outside the United States. Because our foreign revenue closely matched our foreign costs, changes in foreign exchange rates did not have a material impact on our results of operations in this quarter. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and other actions arising from the Bridge Bankruptcy and the Company's lack of funding. These proceedings and actions relate primarily to the non-payment of certain amounts due to the Company's vendors, all of which have been accrued. While the results of such proceedings and actions cannot be predicted, management believes, based on the advice of legal counsel, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

In addition, Sprint Communications L.P. has filed a motion to permit it to terminate its agreement with SAVVIS, which, if the motion is ruled against SAVVIS, could result in the termination of the services provided to SAVVIS by Sprint. While the termination of the agreement with Sprint Communications L.P. would have a material adverse effect on the Company, management believes that this matter will ultimately be resolved in a manner satisfactory to the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Between January 1, 2001 and March 31, 2001, we granted options to purchase 231,500 shares of our common stock to a total of 27 of our employees, each at an exercise price of $.9375 per share, options to purchase 4,377,880 shares to 431 employees, each at an exercise price of $3.31 per share, options to purchase 169,965 shares to 50 employees, each at an exercise price of $2.125 per share, and options to purchase 128,000 shares to 20 employees, each at an exercise price of $1.125 per share. All of these options were granted pursuant to our 1999 Incentive Stock Option Plan. These issuances were effected in transactions not subject to, or exempt from, the registration requirements of the Securities Act of 1933, and these transactions were effected without the use of an underwriter.

During the quarter ended March 31, 2001, proceeds of approximately $25,000 were generated from the exercise of options for 50,308 shares of our common stock. There were no significant expenses, underwriting discounts or commissions attributable to these proceeds. We used the proceeds for general working capital expenses incurred in the ordinary course of business. These options had been granted under our 1999 Incentive Stock Option Plan. We issued the shares in reliance on the exemption from registration provided by Rule 701 under the Securities Act of 1933.

The Form S-1 relating to the initial public offering of 14,875,000 shares of our common stock was declared effective by the SEC on February 14, 2000. We have used approximately $127 million from the net proceeds of $333 million of our initial public offering for payment to Bridge for the purchase of the network and the preferential distribution and to reduce indebtedness to Bridge. Additionally, approximately $115 million has been used for non-financed capital expenditures, and approximately $80 million was used for general working capital purposes and network expansion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During 2000, the Company entered into a financing and a purchase agreement with Nortel. This agreement called for the Company to purchase and take delivery of products and services in the amount of $235 million from the date of the Agreement through December 31, 2003. As of March 31, 2001, the Company has drawn approximately $82 million under this financing arrangement for the purchase of equipment and services and other third-party costs. The Bridge bankruptcy filing represented a default under this facility and resulted in the automatic acceleration of all amounts outstanding. On March 31, 2001, the Company defaulted on the payment of approximately $1.2 million of interest and commitment fees due to Nortel under the term loan. On May 21, 2001, the Company and Nortel entered into an amendment to the agreement, providing for, among other things, a waiver of the existing defaults under the agreement through the earlier of August 31, 2001 or the occurrence of certain specified events.

The Company has leased network equipment under a number of capitalized lease obligations directly with GECC. Beginning in April 2001, the Company did not make the monthly payments aggregating approximately $1.7 million per month under those leases causing a default in the Company's agreement with GECC. On May 21, 2001, the Company obtained a default waiver from GECC for all payments due under these lease obligations for the months of April through the earlier of August 31, 2001 or the occurrence of certain specified events. In consideration for granting the waiver, SAVVIS immediately paid a $.2 million fee. A portion of the Company's network assets may be subject to repossession by GECC, subsequent to the expiration of the waiver, which in turn, could cause a disruption in the Company's services being provided to its customers.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

EXHIBIT INDEX

Number   Exhibit Description
------   -------------------

3.1*     Amended and Restated Certificate of Incorporation of the Registrant
3.2* Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant

3.3*     Amended and Restated Bylaws of the Registrant
4.1*     Form of Common Stock Certificate

10.1 Modification of Missouri Future Advance Deed Of Trust and Security Agreement, including Appointment of Successor Trustee, entered into effective as of February 19, 2001, by and between SAVVIS Communications Corporation, a Missouri corporation, Welsh, Carson, Anderson & Stowe VII, L.P., and WCAS Management Corporation, as collateral agent.

10.2 Stipulation and Order, dated March 22, 2001 between Bridge Information Systems, Inc. and related entities and the Company.


11.1 Calculation of Basic and Diluted per share and weighted average shares used in EPS calculation

----------------
* Incorporated by reference to the same numbered exhibit to SAVVIS' Registration Statement on Form S-1, as amended (File No. 333-90881).

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

May 21, 2001                               SAVVIS Communications Corporation
------------

    Date

                                           By:  /s/  Robert McCormick

                                                Robert McCormick
                                                Chief Executive Officer


May 21, 2001                               By:  /s/  David J. Frear
------------

   Date                                         David J. Frear
                                                EVP & Chief Financial Officer