Form 10-Q
period 2001-06-30
SAVVIS COMMUNICATIONS CORP
filed 2001-08-14
CIK 1058444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001, OR

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

       COMMON STOCK, $.01 PAR VALUE 93,896,281 SHARES AS OF JULY 31, 2001 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
              OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

                   The Index of Exhibits appears on page [25].

                        SAVVIS Communications Corporation

                                TABLE OF CONTENTS




 PART I.    FINANCIAL INFORMATION                                          PAGE

  Item 1.   Financial Statements - UNAUDITED:

                Consolidated Balance Sheets as of December 31, 2000
                and June 30,2001.........................................   3

                Consolidated Statements of Operations for the three and
                six-months ended June 30, 2000 and June 30,2001..........   4

                Consolidated Statements of Cash Flows for the
                six-months ended June 30, 2000 and June 30, 2001.........   5

                Consolidated Statements of Changes in Stockholders'
                Equity (Deficit) for the period January 1, 2001
                to June 30, 2001.........................................   6

                Notes to Consolidated Financial Statements...............   7


  Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................  16

  Item 3.       Quantitative and Qualitative Disclosures about
                Market Risk..............................................  23


PART II.    OTHER INFORMATION

  Item 1.       Legal Proceedings .......................................  23

  Item 2.       Changes in Securities and Use of Proceeds................  23

  Item 3.       Defaults Upon Senior Securities..........................  23

  Item 4.       Quantitatative and Qualitative Disclosures about
                Market Risk..............................................  24

  Item 6.       Exhibits and Reports on Form 8-K.........................  25

                Signatures ..............................................  26



Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS-UNAUDITED

                        SAVVIS Communications Corporation
                           CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands except per share amounts)
                                    (Unaudited)

                                                                                            DECEMBER 31,       June 30,
                                                                                                2000            2001
                                                                                            ------------      ---------
                                     ASSETS

CURRENT ASSETS:
 Cash and cash equivalents ...............................................................    $  32,262       $   7,779
 Accounts receivable from Bridge Information Systems, Inc ................................       32,897          23,765
 Trade accounts receivable, less allowance for doubtful accounts
         of $800 in 2000 and $1,525 in 2001 ..............................................       11,015           7,828
 Prepaid expenses ........................................................................        1,087           3,632
 Other current assets ....................................................................        3,119           3,333
                                                                                              ---------       ---------
   Total current assets ..................................................................       80,380          46,337
PROPERTY AND EQUIPMENT -- Net ............................................................      319,008         255,000
GOODWILL AND INTANGIBLE ASSETS -- Net of accumulated amortization
         of $24,606 in 2000 and $30,150 in 2001 ..........................................       13,974           8,317
RESTRICTED CASH  .........................................................................        5,565           5,275
OTHER NON-CURRENT ASSETS .................................................................       19,695           9,992
                                                                                              ---------       ---------
TOTAL ....................................................................................    $ 438,622       $ 324,921
                                                                                              =========       =========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable ........................................................................    $  81,901       $  81,609
 Accrued compensation payable ............................................................        5,407           5,606
 Due to Bridge Information Systems, Inc...................................................       23,090          23,325
 Deferred revenue - current ..............................................................        3,189           4,522
 Notes payable -- current.................................................................       75,066          82,721
 Convertible senior secured notes - current...............................................            -          20,000
 Current portion of capital lease obligations ............................................       28,465          38,521
 Other accrued liabilities ...............................................................       22,439          29,408
                                                                                              ---------       ---------
   Total current liabilities .............................................................      239,557         285,712
                                                                                              ---------       ---------
CAPITAL LEASE OBLIGATION, LESS CURRENT PORTION ...........................................       47,971          32,939
NOTES PAYABLE -- NON CURRENT .............................................................       25,018          24,118
CONVERTIBLE SENIOR SECURED NOTES..........................................................            -          20,000
DEFERRED REVENUE - NON CURRENT ...........................................................        8,656           7,836
OTHER ACCRUED LIABLITIES .................................................................          490          10,736
                                                                                              ---------       ---------
Total Liabilities                                                                               321,692         381,341
                                                                                              ---------       ---------
COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock; 50,000,000 shares authorized, none issued and outstanding ..............            -               -
 Common stock; $.01 par value, 250,000,000 shares authorized, 93,831,066 shares issued and 93,792,190 shares outstanding in 2000,
         93,891,531 shares issued and 93,852,655 shares outstanding in 2001 ..............          938             939
 Additional paid-in capital...............................................................      359,586         356,853
 Accumulated deficit .....................................................................     (203,468)       (383,207)
 Deferred compensation ...................................................................      (39,581)        (30,174)
 Treasury stock, at cost, 38,876 shares in 2000 and 2001..................................          (19)            (19)
 Accumulated other comprehensive loss:
   Cumulative foreign currency translation adjustment ....................................         (526)           (812)
                                                                                              ---------       ---------
Total stockholders' equity (deficit)......................................................      116,930         (56,420)
                                                                                              ---------       ---------

TOTAL ....................................................................................    $ 438,622       $ 324,921
                                                                                              =========       =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SAVVIS Communications Corporation
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                                       Three-months ended     Six-months ended
                                                                                       ------------------     -----------------
                                                                                             June 30,              June 30,
                                                                                       2000         2001      2000           2001
                                                                                       ----         ----      ----           ----
REVENUES:
  Managed data networks (including $41,567 and $42,026 from Bridge
  Information Systems Inc. for the three months ended June 2000 and 2001, respectively, and $58,912 and $87,672 for the six months ended June 30, 2000
  and 2001, respectively).........................................................    $41,659   $ 46,308     $  59,065   $    94,475
  Internet access (including $198 and $536 from Bridge Information Systems Inc.
  for the three months ended June 2000 and 2001, respectively, and $304 and
  $932 for the six months ended June 30, 2000 and 2001, respectively).............      8,047      7,524        14,664       16,384
  Hosting and colocation (including $0 and $741 from Bridge Information Systems
  Inc. for the three months ended June 2000 and 2001, respectively, and $0
  and $1,482 for the six months ended June 30, 2000 and 2001, respectively).......          -      2,826             -        4,858
  Other ..........................................................................        535      1,087           975        1,770
                                                                                   ---------- ----------     ----------   ----------
 Total revenues ..................................................................     50,241     57,745        74,704      117,487

DIRECT COSTS AND OPERATING EXPENSES:
Data communications and operations (excluding $.5 million and $.5 million of equity-based compensation in the three months ended June 30, 2000 and 2001, and $1.0 million and $.9 million in the six months ended June 30, 2000 and 2001,
respectively)  ...................................................................     56,538     64,484        83,840      131,579

Sales and marketing (excluding $1.6 million and $1.5 million of equity-based compensation in the three months ended June 30, 2000 and 2001, and $3.0 million
and $2.9 million in the six months ended June 30, 2000 and 2001, respectively) ...      8,132      8,596        15,139       19,291

General and administrative (excluding $2.2 million and $1.4 million of equity-based compensation in the three months ended June 30, 2000 and 2001, and $4.2 million and $2.8 million in the six months ended June 30, 2000
and 2001, respectively)...........................................................      6,034      8,733        10,007       17,046

Depreciation and amortization ....................................................     14,816     24,026        24,426       46,149
Asset impairment writedowns ......................................................          -     58,133             -       58,133
Restructuring charges.............................................................          -      4,821             -        4,821

Non-cash equity based compensation ...............................................      4,275      3,404         8,175        6,644
                                                                                   ---------- ----------    -----------  -----------
Total direct costs and operating expenses ........................................     89,795    172,197       141,587      283,663
                                                                                   ---------- ----------    -----------  -----------
LOSS FROM OPERATIONS .............................................................    (39,554)  (114,452)      (66,883)    (166,176)

NONOPERATING INCOME (EXPENSE):
  Interest income ................................................................      2,375        139         3,719          550
  Interest expense ...............................................................     (1,832)    (8,971)       (2,710)     (14,113)
                                                                                   ---------- ----------    -----------  -----------
 Total nonoperating income (expense) .............................................        543     (8,832)        1,009      (13,563)
                                                                                   ---------- ----------    -----------  -----------

INCOME TAXES .....................................................................         -           -             -            -
                                                                                   ---------- ----------    -----------  -----------
NET LOSS ......................................................................... $  (39,011) $(123,284)   $  (65,874)  $ (179,739)
                                                                                   ========== ==========    ===========  ===========
BASIC AND DILUTED LOSS PER COMMON SHARE .......................................... $    (0.44) $   (1.35)   $    (0.78)  $    (1.98)
                                                                                   ==========  ==========   ===========  ===========
WEIGHTED AVERAGE SHARES OUTSTANDING .............................................. 88,115,271  91,024,695   84,119,579   90,962,612
                                                                                   ==========  ==========   ============ ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SAVVIS Communications Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                               SIX MONTHS ENDED
                                                                                           --------------------------
                                                                                            JUNE 30,      JUNE 30,
                                                                                              2000           2001
                                                                                           ---------       ---------
OPERATING ACTIVITIES:
    Net loss ........................................................................     $  (65,874)      $(179,739)
    Reconciliation of net loss to net cash
        used in operating activities:
        Asset impairment and writedowns..............................................              -          58,133
        Restructuring charges........................................................              -           4,821
        Deferred financing charges writedown.........................................              -           3,845
        Depreciation and amortization ...............................................         24,426          46,149
        Compensation expense relating to the
        issuance of options and restricted stock ....................................          8,175           6,644
        Net changes in operating assets and liabilities:
            Accounts receivable (including from Bridge Information
              Systems, Inc.) ........................................................        (23,270)          5,754
            Other current assets ....................................................         (1,747)           (224)
            Other assets ............................................................        (13,652)           (130)
            Prepaid expenses ........................................................         (1,725)         (2,546)
        Accounts payable (including from Bridge Information Systems
        Inc.) .......................................................................         32,679          14,600
        Deferred revenue ............................................................          1,720             513
        Other accrued liabilities ...................................................          7,392           3,394
                                                                                           ---------       ---------
         Net cash used in operating activities ......................................        (31,876)        (38,786)
                                                                                           ---------       ---------
INVESTING ACTIVITIES:
    Capital expenditures.............................................................        (85,507)        (20,302)
                                                                                           ---------       ---------
     Net cash used in investing activities ..........................................        (85,507)        (20,302)
                                                                                           ---------       ---------

FINANCING ACTIVITIES:
    Purchase of treasury stock ......................................................             (6)              -
    Proceeds from common stock issuance .............................................        333,364               -
    Exercise of stock options .......................................................            424              31
    Proceeds from borrowings from Bridge Information Systems, Inc. ..................          5,912               -
    Proceeds from convertible senior secured notes ..................................              -          40,000
    Principal payments under capital lease obligations ..............................         (8,049)         (4,978)
    Repayment of borrowings from Bridge Information Systems, Inc. ...................         (5,585)              -
    Funding of letters of credit (restricted cash) ..................................         (5,055)            290
    Preferential distribution to Bridge Information Systems Inc. ....................        (68,991)              -
                                                                                           ---------       ---------
      Net cash provided by financing activities .....................................        252,014          35,343
                                                                                           ---------       ---------
    Effect of exchange rate changes on cash and cash equivalents ....................            (15)           (738)

NET INCREASE(DECREASE)IN CASH
    AND CASH EQUIVALENTS ............................................................        134,616         (24,483)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD .............................................................          2,867          32,262
                                                                                           ---------       ----------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD ...................................................................      $ 137,483       $   7,779
                                                                                           =========       ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Debt incurred under capital lease obligations ...................................      $  55,126       $       -
    Debt incurred in equipment acquisition ..........................................         16,458           6,755
    Capital expenditures accrued and unpaid .........................................         86,686          15,193
    Netting of amounts due to against amounts due from Bridge Information Systems Inc.             -           6,566

SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION:
    Cash paid for interest ..........................................................      $     954       $   4,637




               The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SAVVIS Communications Corporation
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             (Dollars in thousands)
                                   (Unaudited)


                                       Number of Shares
                                  -------------------------
                                    Common        Treasury
                                     Stock          Stock
                                  -------------------------

BALANCE, January 1, 2001           93,831,066    (38,876)

Net loss ......................             -         -

Foreign currency translation
adjustment ....................             -         -

Issuance of common stock upon
exercise
of stock options ..............        60,465         -

Recognition of deferred
compensation cost .............             -         -
                                  -----------    ------

BALANCE, June 30, 2001 .......     93,891,531    (38,876)
                                  -----------    ------


                                                                                    Amounts
                                  -------------------------------------------------------------------------------------------
                                            Additional   Other Comprehensive
                                  Common     Paid-In       Loss: Cumulative      Deferred    Accumulated  Treasury
                                  Stock      Capital    Translation Adjustment Compensation    Deficit      Stock     Total
                                  ------    ----------  ---------------------- ------------  -----------   -------    -----
BALANCE, January 1, 2001        $   938       $359,586        $   (526)         $  (39,581)  $(203,468)    $ (19)  $  116,930

Net loss ......................       -              -               -                   -    (179,739)         -    (179,739)

Foreign currency translation
adjustment ....................       -              -            (286)                  -           -          -        (286)
                                                                                                                    ---------

Comprehensive loss.............       -              -               -                   -           -          -     (63,095)

Issuance of common stock upon
exercise
of stock options ..............       1             30               -                   -           -          -          31

Recognition of deferred
compensation cost .............       -         (2,763)              -               9,407           -          -      (6,644)
                                  -----       ---------        -------          ----------   ---------      -----   ---------

BALANCE, June 30, 2001 ........  $  939      $  356,853        $  (812)          $ (30,174) $ (383,207)     $ (19)  $ (56,420)
                                 =======     ==========        =======           =========  ==========      =====   =========




        The accompanying notes are an integral part of these consolidated financial statements.

                      SAVVIS Communications Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Tabular dollars in thousands, except per share amounts)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

These consolidated financial statements for the three- and six-month period ended June 30, 2001 and the related footnote information are unaudited and have been prepared under the rules and regulations of the Securities and Exchange Commission and on a basis substantially consistent with the audited consolidated financial statements of SAVVIS Communications Corporation and its subsidiaries (collectively, "SAVVIS" or the "Company") as of and for the year ended December 31, 2000 included in the Company's Annual Report as filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company included in the Annual Report. The independent auditors, report which accompanies such consolidated financial statements includes a paragraph concerning the company's ability to continue as a going concern. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the consolidated financial position of the Company at June 30, 2001 and the results of its operations and cash flows for the three- and six-month periods ended June 30, 2001. The results of operations for the three- and six-month periods ended June 30, 2001 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2001.

RESTRICTED CASH - Restricted cash consists of amounts supporting outstanding letters of credit, principally related to office space and a data center.

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

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

In June 2001, FASB issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 addressess the accounting and reporting for business combinations and broadens the criteria for recording intangible assets separate from goodwill. On July 1, 2001 the Company adopted SFAS No. 141 which requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses the accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization and non-amortization provisions of SFAS No. 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, we are required to and will apply all other provisions of SFAS No. 142 to all goodwill and intangible assets recognized on our financial statements at that date. We are in the process of evaluating the impact of applying these provisions on our financial position and results of operations. At July 1, 2001 goodwill,net approximated $5.9 million and other intangible assets, net approximated $2.4 million. Goodwill amortization was $2.0 million and $4.0 million for the three and six months ended June 30, 2001, respectively. We may be required to reclassify certain other intangible assets to goodwill upon adoption.

NOTE 2 - BRIDGE BANKRUPTCY AND RELATIONSHIPS WITH BRIDGE AND REUTERS

BRIDGE BANKRUPTCY AND REUTERS ASSET PURCHASE FROM BRIDGE

On February 15, 2001, Bridge (which owns 48% of our common stock and represented 77% of our total revenues for the six-months ended June 30, 2001) filed a voluntary petition ("Bridge's Voluntary Petition") for relief under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. Sections 101 et seq. (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Bankruptcy Court") for the Eastern District of Missouri.

On May 3, 2001, the Bankruptcy Court approved the purchase of certain assets of Bridge by Reuters America, Inc. ("Reuters"). The closing of the purchase is subject to regulatory and governmental approvals, including anti-trust review, as well as other customary closing conditions. As part of this purchase agreement, (the "Asset Purchase Agreement") which is anticipated to close in the third quarter , Reuters has received an option to acquire up to approximately 45 million shares of SAVVIS common stock currently owned by Bridge. The option, which expires ninety days after the date upon which Reuters purchases certain assets from Bridge pursuant to the Asset Purchase Agreement, may be exercised, to the extent permitted pursuant to the terms thereof, at the greater of $2.50 per share or the volume weighted average trading price of SAVVIS common stock during the five trading day period immediately preceding the date on which Reuters gives notice of its exercise. The option also provides that Reuters may vote the shares underlying the option to the extent they are allowed to purchase such shares. On July 2, 2001, in accordance with Section 203 of the Delaware General Corporation Law, the SAVVIS Board of Directors approved Reuters as an interested stockholder as that term is defined in Section 203 of the Delaware General Corporation Law (the beneficial owner of 15% of the outstanding common stock as determined). Currently, Reuters is permitted to acquire and has the right to vote, all of the approximately 45 million shares of the Company's common stock held by Bridge. In addition Reuters SA (as herein defined) beneficially owns 22.2 million shares pursuant to its purchase of the Company's 12% convertible senior secured notes on May 16, 2001, June 1, 2001, July 2, 2001 and August 1, 2001.

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

We anticipate the global monthly billings under the Reuters network services agreement initially to be approximately $9.5 million per month. Bridge is in active negotiations with several parties to sell its foreign assets and other non-acquired properties. We expect monthly billings, for continuing service to the remaining Bridge assets, will be approximately $5 to $6 million per month. We expect that at the time of the closing of the these transactions, the existing network services agreements between Bridge and SAVVIS will be terminated.

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

REUTERS FINANCING

On May 16, 2001, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Reuters Holdings Switzerland SA ("Reuters SA"). Reuters SA agreed to purchase up to $45 million of 12% convertible senior secured notes due 2005 which are convertible into common stock at $1.35 per share. $10 million of notes were issued on May 16, 2001 and June 1, 2001, $7.5 million on July 2, 2001, and $2.5 million on August 1, 2001. If the Asset Purchase Agreement with Bridge is not closed and is not terminated by August 31, 2001, the Company may deliver a funding request in the amount of $7.5 million for September 2001, and if the agreement is not closed and is not terminated by October 1, 2001, the Company may deliver another funding request of $7.5 million for October 2001, subject to the satisfaction of customary conditions. The notes are secured by a second lien on the Company's data center building located in St. Louis, MO. Interest is payable in cash or in kind at the discretion of SAVVIS, compounded and payable quarterly, in the form of additional notes until August 1, 2004. Notes issued in lieu of cash interest payments will have the same rights and privileges as the notes issued in conjunction with the funding requests discussed above. Interest payments due after July 31, 2004 are payable in cash. The agreement also provides that the notes will be exchanged for convertible preferred stock upon the Company raising an additional $30 million of funding and upon the exchange of the $20 million 10% Convertible Senior Secured Notes issued by the Company in February 2001 to affiliates of Welsh Carson for such convertible preferred stock. Reuters SA also has received the right to have an observer attend all Board and committee meetings or to have elected to the Board a number of directors proportionate to their holdings of the Company's voting stock. Reuters SA has also received certain registration rights in connection with the financing.

TRANSACTIONS WITH BRIDGE

In connection with Bridge's acquisition of the Company, Bridge funded the Company's operations during 1999 and up through February 18, 2000, our IPO date. At June 30, 2001, the Company had amounts payable to Bridge of approximately $23 million consisting of a promissory note payable due February 18, 2001 and accrued interest on the note. In addition, at June 30, 2001, the Company had amounts receivable from Bridge of $24 million, relating to network services provided by us to Bridge. Of this amount, approximately $18 million represented pre-petition receivables from the Bridge entities which filed for bankruptcy and approximately $6 million represented amounts owing from all Bridge entities for additional services.

For the period January 1, 2001 to February 15, 2001, Bridge paid SAVVIS approximately $19 million in cash within the US. In the event any payments received from Bridge prior to its declaration of bankruptcy are considered to be preferential, the trustee of the bankruptcy estate may have the right to seek return of the payments previously received.

Pursuant to a court approved settlement agreement dated May 3, 2001, Bridge has agreed to offset the $23 million promissory note payable against the $18 million of pre-petition receivables owed to SAVVIS and SAVVIS will issue $12 million of redeemable convertible preferred stock to Bridge in exchange for the balance due to Bridge. Upon the issuance, SAVVIS will record a charge of up to $7 million related to the difference between the fair value of the preferred stock and the $5 million net difference between the note payable to Bridge and the amounts receivable from Bridge. The offset and exchange will take place only upon the issuance by SAVVIS, prior to January 1, 2002, of $50 million of convertible preferred stock.

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


NOTE 3 - ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and satisfaction of liabilities in the normal course of business. The Company is experiencing difficulty in generating sufficient cash flow to meet its capital requirements and to sustain its operations. As shown in these financial statements, during the six-months ended June 30, 2001, the Company incurred a net loss of $179.7 million and, as of June 30, 2001, the Company has a working capital deficiency of $239 million and an accumulated operating deficit of $383 million.

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

If the Company is successful in raising additional funds, we plan to manage our working capital requirements by implementing changes intended to improve operating results in future periods. These changes may include additional personnel reductions, elimination of non-essential expenditures, and compensation freezes. The Company will continue to evaluate its performance to identify additional areas of working capital savings that may be available. SAVVIS has retained Merrill Lynch & Co. as a financial advisor to assist in exploring financing alternatives and/or the sale of the Company. No assessment can be made of the likelihood that the Company's plans to manage its working capital requirements or Merrill Lynch's assistance will lead to plans and actions which management can effectively implement or if implemented, any such plans and actions will result in the Company continuing as a going concern.

Assuming Bridge continues to make payments to us under the network services Agreement, the closing of Reuter's acquisition of the Bridge assets occurs after August 31 and Reuters' purchase of $7.5 million of additional convertible notes on September 1, we currently have enough cash to sustain our operations through September 2001. Should we be unsuccessful in our efforts to raise additional capital by then, we may be required to cease operations or declare bankruptcy.


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT CONSISTED OF THE FOLLOWING AS OF (SEE NOTE 5):


                                                     December 31,    June 30,
                                                        2000           2001
                                                        ----           ----
Computer equipment .............................      $  1,943      $  2,200
Communications equipment .......................       166,767       138,748
Purchased software .............................         1,089         1,337
Furniture and fixtures .........................         2,854         3,160
Leasehold improvements .........................         2,071         2,397
Data Centers ...................................        14,326        59,563
Construction in progress .......................        83,884        35,611
Equipment under capital lease
  obligations ..................................        95,446        99,830
                                                      --------       -------

                                                       368,380       342,846

    Less accumulated depreciation and
      amortization .............................       (49,372)      (87,846)
                                                      --------       -------

                                                      $319,008      $255,000
                                                      ========      ========

NOTE 5 - ASSET IMPAIRMENT AND RESTRUCTURING CHARGES


During the second quarter, SAVVIS recorded asset impairments of $58.1 million (or $(.64) per share), restructuring charges of $ 4.8 million (or $(.05) per share) and a one-time interest charge of $3.8 million (or $(.04)per share). Asset impairment charges were determined and recorded in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The restructuring charges were determined and recorded in accordance with EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)".

Asset impairment charges aggregating $44.1 million were recorded relating to the Company's wireless network build out initiative as a result of the contractual breach by Winstar that occurred under the Master Agreement for the installation of the wireless equipment components. In addition, Winstar has since filed for bankruptcy and is unable to perform according to the terms and conditions of the original contract. Accordingly, SAVVIS is unable to proceed with the build out and has estimated that the equipment previously purchased from both Winstar and Nortel has no residual value and the company has no future use for this equipment.

Asset impairment charges of $6.1 million were recorded related to suspension of Fiber Optic agreement with Level 3 Communications, LLC ("Level 3"). The Company has deployed optical equipment in the Texas and Midwest rings, although it has not accepted the delivery of these rings from Level 3. The Company does not expect to deploy any further equipment or fiber and has written off planning and design fees paid to Level 3 associated with the remaining portion of the planned network.

In respect to the year 2000 purchase of specialized customer application software licenses, an asset impairment charge for the remaining net book value of $4.4 million was recorded. The lack of estimated future cash flows specific to this product offering as well as it having no alternative use resulted in the asset impairment.

Deferred financing charges incurred for establishing the Nortel $235 million credit facility have been written down, as a one-time charge to interest expense, in the amount of $3.8 million as a result of the credit facility being reduced to $82 million (see Note 6).

Additional restructuring and one-time charges amounting to $8.3 million were recorded for: 1) initial design planning fees and leasehold improvements originally capitalized for data center build outs in Herndon, VA, New York, NY, Boston MA, and Creve Coeur, MO for which the company does not have the ability to finance such expansion - $2.5 million, 2) real estate lease accruals relating to having to vacate planned data center facilities - $3.6 million, and, 3) other miscellaneous charges - $2.2 million.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

FIBER NETWORK DEPLOYMENT - During 2000, the Company entered into a $235 million advancing facility (the "Term Loan"), and a purchase agreement for products and services (the "Agreement") with Nortel Networks, Inc. ("Nortel"). The Agreement calls for the Company to purchase and take delivery of products and services in the amount of $155 million from the date of the Agreement through December 31, 2003. As of June 30, 2001, the Company has drawn approximately $82 million under the Term Loan for the purchase of equipment and services and other third-party costs. The Bridge bankruptcy filing represented a default under the Term Loan and resulted in the automatic acceleration of all amounts outstanding. As a result, these amounts have been recorded in notes payable - current at both December 31, 2000 and June 30, 2001. On May 21, 2001, the facility was amended and the company paid the past due interest and commitment fees due through March 31, 2001. As a result, Nortel has rescinded the acceleration of the Term Loan, waived all defaults under the Term Loan through August 2001, deferred all payments of interest and commitment fees from April 1, 2001 through August 31, 2001 and modified certain other provisions of the Term Loan including limiting the Company's ability to incur any additional debt.

On August 2, 2000, the Company entered into two agreements with Level 3 Communications, LLC ("Level 3"). These agreements grant to SAVVIS exclusive indefeasible rights of use ("IRU") in certain segments of a multi-conduit fiber optic communications system being constructed by Level 3. The term of each agreement is for a twenty-year period beginning with the acceptance of a segment and payment by SAVVIS of the segment IRU fee. The agreements stipulate payments to Level 3 totaling approximately $36.2 million. As of December 31, 2000 and June 30, 2001, the Company has paid to Level 3 approximately $9.8 million pursuant to these agreements, which amounts were funded by drawings on the Term Loan. Level 3 has alleged that the Company is currently in default of these agreements.

In connection with the Reuters SA financing, the Company has paid the past due interest and commitment fees due through March 31, 2001 to Nortel. As a result, Nortel has rescinded the acceleration of the note, waived all defaults under the Term Loan through August 31, 2001, deferred all payments of interest from April 1 through August 31, 2001 and modified certain other provisions of the Term Loan including limiting the Company's ability to incur additional debt. The Company is presently in discussions with Nortel and Level 3 regarding the termination of the existing agreements, the procurement of future products and services and the restructuring of the Term Loan. If Nortel is not willing to continue to provide financing, the Company will explore other alternatives to deploy that portion of the fiber network applicable to the optronics already financed by Nortel.

As of June 30, 2001, the Company has recorded approximately $36 million in its fixed assets in connection with the fiber network deployment and deferred financing costs of $1.8 million associated with the Term Loan are included as Other Non-Current Assets on the Company's balance sheet. Some or all of these amounts may prove to be unrecoverable in the event the Company discontinues its efforts to deploy the fiber network or if the Term Loan is restructured. No provision for any possible impairment of fixed assets or deferred financing costs has been made in the accompanying financial statements, as it relates to these items at June 30, 2001.


WINSTAR - On June 30 and September 29, 2000, SAVVIS executed agreements and acquired approximately $40 million of telecommunications equipment and related services with Winstar Wireless, Inc. ("Winstar"). Upon execution of these agreements, the Company took delivery of certain equipment and paid approximately $6 million to Winstar. Of the remaining $34 million, Winstar has financed approximately $25 million over six years at 11% interest. Payments on these notes commenced in the third quarter of 2000. The remaining balance of approximately $9 million was recorded in other accrued liabilities, with payments of approximately $2 million due every three months until July 2001. As of June 30, 2001, approximately $4 million remains in other accrued liabilities. On April 17, 2001, SAVVIS provided notice to Winstar that a material breach had occurred under the Master Agreement relating to Winstar's installation of the wireless equipment components and accordingly, terminated the equipment purchase and installation agreements. On April 18, 2001, Winstar filed for bankruptcy under Chapter 11 of the Bankruptcy Code. The Company did not make payments aggregating $ 2.5 million to Winstar as of June 30, 2001; Winstar has not made $ 6.0 million in professional service payments to the Company (nor has the Company recorded revenues for these services) during the same period. In addition, the Company ceased making payments on the Winstar notes in March 2001. As a result of these developments the Company is considering its options with respect to its dealings with Winstar
- also see Note 5.

LEASES - Bridge and SAVVIS entered into a ninety-nine year land lease, effective February 18, 2000, with monthly rental payments of $27,443 for the first twenty-four months, beginning in December 2000, for the land on which the St. Louis data center resides. Thereafter, the rent for each subsequent year is increased at a rate of 2% per annum. In the lease, SAVVIS has the option to purchase the land from Bridge at the greater of $3 million or at the Fair Option Value, as defined in the agreement. In addition, Bridge has a put right option during the first ten years of the lease agreement to require SAVVIS to purchase the land from Bridge at a price of $3 million in the first year; reduced by $.3 million each year thereafter. The put right option can only be exercised should the data center be damaged, SAVVIS is unwilling to repair the damage, and SAVVIS is in default under the lease. The lease was signed on May 16, 2001.

At February 18, 2000, the Company, as lessee, leased network assets under capital leases with Bridge, as sublessor. Bridge leases these underlying assets from General Electric Capital Corporation ("GECC"). The Company believes Bridge has not made a number of payments to GECC, causing Bridge to be in default under the sublease with SAVVIS. Accordingly, a portion of the Company's network assets may be subject to repossession by GECC, which in turn, could cause a disruption in our services being provided to our customers. In addition, SAVVIS did not make the March, April, May, June and July 2001 payments amounting to $3 million to Bridge, thus causing SAVVIS to be in default under its agreement with Bridge. We anticipate entering into a direct lease with GECC on similar economic terms as our sublease with Bridge. The amount of the remaining obligation due to Bridge at June 30, 2001 is $9.3 million.

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

COMMUNICATIONS SERVICES COMMITMENTS - We have arrangements with various suppliers of communications services that require us to maintain minimum-spending levels, some of which increase over time. Our remaining aggregate minimum spending levels are approximately $18 million, $47 million, $48 million, $30 million and $5 million in years 2001 to 2005, respectively. SAVVIS' current spending levels under these agreements are in excess of the spending commitments. The majority of these minimum-spending commitments have already been exceeded for the year 2001. Should SAVVIS not meet the minimum-spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of June 30, 2001, the maximum termination liability would amount to approximately $92 million.

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

In August 2000, the Company entered into an agreement with Kiel Center Partners, L.P. ("KCP") pursuant to which it acquired the naming rights to an arena in St. Louis, MO for total consideration over the twenty-year term of the agreement, of $72 million. The Company issued 750,000 shares of common stock in satisfaction of its obligations for the first six years of the agreement. On March 21, 2001, KCP notified the Company that it was in default of the agreement relating to the possible future insolvency of SAVVIS. SAVVIS has recorded as of June 30, 2001, approximately $5 million of deferred charges resulting from the issuance of common stock under this agreement. The parties are in the process of negotiating modifications to the naming rights agreement.


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


BRIDGE - Upon closing of the sales of the Bridge assets, we expect the existing network services agreement between SAVVIS and Bridge will be terminated and replaced by a new network services agreement with the purchasers. If any of these transactions do not close, we may be required to provide network services to Bridge under the existing network services agreement for a period of up to five years subsequent to the termination of the agreement. These services must be provided to Bridge at the rates then in effect. Should our communications costs rise within that five-year period and the price to be paid by Bridge is less than the cost incurred by us to provide the service, such services will be priced at a loss to us. Pursuant to the network services agreement with Bridge, we have agreed that the network will perform in accordance with specific quality of service standards within twelve months from the date we acquire the network, which was February 18, 2001. In the event we do not meet the required quality of service levels, Bridge will be entitled to credits and, in the event of a material breach of such quality of service levels, Bridge will be entitled to terminate the network services agreement and, whether or not the network service agreement is terminated, collect up to the lesser of six months service or $50 million as liquidated damages once during any thirty-six month period.

NOTE 7 - INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

The Company's operations are organized into three geographic operating segments
- Americas, Europe and Asia. The Company evaluates the performance of its segments and allocates resources to them based on revenue and adjusted EBITDA, which is defined as the respective consolidated loss before interest, taxes, depreciation, amortization, asset impairment, restructuring charges and non-cash compensation charges. Financial information for the Company's geographic segments for the three and six months ended June 30, 2001 and 2000 is presented below.

                                  Americas      Europe      Asia      Eliminations    Total
                                  --------      ------      -----     ------------    -----
  Three months ended
    June 30, 2001:

   Revenue ............         $  48,919    $    5,051    $   3,775   $        -    $ 57,745
   Adjusted EBITDA ....           (22,485)         (812)        (771)           -     (24,068)
   Assets .............           330,305        12,875        7,440      (25,699)    324,921
   Capital Expenditures            15,638             -            -            -      15,638

                                  Americas      Europe      Asia      Eliminations    Total
                                  --------      ------      -----     ------------    -----

  Three months ended
    June 30, 2000:

   Revenue ............         $  39,384    $   6,643    $   4,214   $       -    $  50,241
   Adjusted EBITDA ....           (19,807)        (656)           -           -      (20,463)
   Assets .............           424,799        8,734        6,397      (2,736)     437,194
   Capital Expenditures           117,530            9          333           -      117,872


                                  Americas      Europe      Asia      Eliminations    Total
                                  --------      ------      -----     ------------    -----

  Six months ended
    June 30, 2001:

   Revenue ............         $  99,403    $   10,244    $   7,840   $       -   $ 117,487
   Adjusted EBITDA ....           (47,041)       (2,468)        (920)          -     (50,429)
   Assets .............           330,305        12,875        7,440     (25,699)    324,921
   Capital Expenditures            28,967             -            -           -      28,967


                                  Americas      Europe      Asia      Eliminations    Total
                                  --------      ------      -----     ------------    -----

  Six months ended
    June 30, 2000:

   Revenue ............         $  59,208    $   9,500    $   5,996   $       -    $  74,704
   Adjusted EBITDA ....           (33,617)        (665)           -           -      (34,282)
   Assets .............           424,799        8,734        6,397      (2,736)     437,194
   Capital Expenditures           228,161        8,805        6,811           -      243,777



Adjusted EBITDA for all reportable segments differs from the consolidated loss before income taxes reported in the consolidated statement of operations as follows:

                                              Three months ended        Six months ended
                                            June 30,    June 30,     June 30,    June 30,
                                              2000        2001        2000         2001
                                          ------------------------  -------------------------
Adjusted EBITDA                            $(20,463)  $ (24,068)   $(34,282)  $ (50,429)
Plus adjustments as follows:
Depreciation and amortization               (14,816)    (24,026)    (24,426)    (46,149)
Interest, net                                   543      (8,832)      1,009     (13,563)
Non-cash compensation                        (4,275)     (3,404)     (8,175)     (6,614)
Asset impairment                                  -     (58,133)          -     (58,133)
Restructuring charges                             -      (4,821)          -      (4,821)
                                           --------   ---------    --------   ---------

Consolidated loss before income taxes      $(39,011)  $(123,284)   $(65,874)  $(179,739)
                                           ========   =========    ========   =========

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

GENERAL

OVERVIEW

We are a growing provider of high quality, high performance global data networking, Internet-related and managed hosting services to medium and large businesses, multinational corporations and Internet service providers. We currently provide our data networking, Internet access and hosting services directly to approximately 2,493 customers.

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

Our revenue is derived primarily from the sale of data networking, Internet access and hosting services, with Bridge representing approximately 77% of our total revenue for the six-months ended June 30, 2001.

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

Pursuant to the terms of the securities purchase agreement, the Welsh Carson entities and affiliated individuals purchased $20 million aggregate principal amount of our 10% convertible senior secured notes due 2006. The notes, including notes to be issued as payment-in-kind interest there under, are convertible into common stock at a conversion price of $1 5/16 per share through maturity at the option of the holders into a total of approximately 25 million shares of our common stock.

As of May 15, 2001, Bridge owned approximately 48% of our outstanding common stock (although, as discussed in Note 2 to the financial statements, the right to vote those shares is held by Reuters as a result of the option it has to acquire the shares owned by Bridge's) three investment partnerships sponsored by and individuals affiliated with Welsh Carson owned approximately 16% of our outstanding common stock. After giving effect to the conversion of $20 million in the aggregate of our senior secured convertible notes held by Welsh Carson affiliates, Welsh Carson affiliates would own approximately 34% of our outstanding common stock and Bridge would own 38%.

In connection with our acquisition of Bridge's network, we entered into a ten-year network services agreement with Bridge that commits Bridge to purchase a minimum of $132 million and $145 million of network services from us in 2001 and 2002, respectively. Thereafter, Bridge will be required to purchase at least 80% of its network services from us, declining to 60% in 2006 through the end of the agreement in 2010. We incur losses from the operation of the network under the network services agreement, and for the six months ended June 30, 2001 Bridge represented approximately 77% of our revenues. We also entered into a number of other agreements with Bridge, including a master establishment and transition agreement, an equipment colocation permit, an administrative services agreement, a technical services agreement, a GECC sublease and local network services agreements. Together these agreements provided for, among other things, the transfer of Bridge's technical and support personnel to us, and our purchase from Bridge of support and administrative services, including help-desk services and network operations center services. We expect these agreements will be terminated upon the closing of the sales of the Bridge assets. We intend to replace the services provided to us by Bridge either by performing them ourselves or through third party arrangements. As part of the Company's agreements with Reuters, Reuters has agreed to continue to provide the service for a period of at least one year. Subsequent to this period, the Company's ability to effect alternative arrangements is dependent upon its ability to fund the costs associated therewith.


     RESULTS OF OPERATIONS

     The historical financial information included in this Form 10-Q does not reflect our future results of operations, financial position and cash flows. Our results of operations, financial position and cash flows subsequent to the purchase of Bridge's network and the execution of the related agreements is not comparable to prior periods.

     THREE-MONTHS ENDED June 30, 2001 AS COMPARED TO THE THREE-MONTHS ENDED June 30, 2000

     Revenue.

     Revenue was $57.7 million for the three-months ended June 30, 2001, an increase of $ 7.5 million or 15%, from $50.2 million for the three-months ended June 30, 2000. The revenue growth resulting from the initiation of Intelligent IP network services, accounted for $4.3 million of the increase. Internet access revenues decreased 6.5% to $7.5 million in the second quarter of 2001, compared to $8.0 million for the comparable period in 2000. Hosting and colocation revenue was $2.8 million, related to the initiation of this product offering late in 2000. Other revenues, consisting of installation and equipment sales, increased from $.5 million in 2000 to $1.1 million for the second quarter of 2001.

     Data Communications and Operations.

     Data communications and operations expenses consist primarily of leased long distance and local circuit costs, internet connectivity costs, leased hosting and colocation space, as well as related operating expenses such as repairs and maintenance associated with network operations, operating leases for network equipment, customer support and field service, and engineering personnel costs. Data communications and operations expenses were $64.5 million for the quarter ended June 30, 2001; an increase of $7.9 million from $56.5 million for the three-months ended June 30, 2000. The increase in expenses related principally to the increases in the number of leased long distance, dedicated customer and dial-up circuits to support the increased customer circuits in operation.

     Sales and Marketing.

     Sales and Marketing expenses consist of personnel and related sales commission costs, advertising and direct marketing, and travel. Sales and marketing expenses were $8.6 million for the three-months ended June 30, 2001, up 5.7% or $.5 million as compared to the second quarter of 2000. This increase is principally attributed to increased personnel related costs and sales commissions of $2.0 million associated with the growth in sales and marketing staff and offset by a decrease in advertising and marketing costs of $1.4 million.


     General and Administrative.

     General and administrative expenses consist primarily of compensation and occupancy costs for executive, financial, legal, tax and support personnel, travel, and bad debt costs. General and administrative expenses amounted to $8.7 million for the three-months ended June 30, 2001 and $6.0 million for the three-months ended June 30, 2000, an increase of $2.7 million or 45%. This increase resulted from increased personnel costs of $.9 million to support the expansion of the customer base and the overall growth of the business, and an increase of $.7 million in taxes and licenses expense related principally to property taxes on network assets. Bad debt expense amounted to $.04 million in 2000 versus $1.4 million for the three-months ended June 30, 2001.

     Non-cash Equity-based Compensation.

     Non-cash equity-based compensation expense was $3.4 million for the three-months ended June 30, 2001, a decrease of $.9 million from the three-months ended June 30, 2000. These expenses represent the amortization charge to earnings for the difference between the imputed fair market value of our common stock and the exercise price for options granted to employees and non-employee members of our Board of Directors on various dates in early 2000 and late 1999, as well as options granted to employees of Bridge in 1999 and 2000.

     Depreciation and Amortization.

     Depreciation and amortization expense was $24.0 million for the three-months ended June 30, 2001, an increase of $9.2 million from the three-months ended June 30, 2000. This increase resulted primarily from $6.3 million in network equipment acquisitions.

     Interest.

     Interest income amounted to $.1 million in the quarter-ended June 30, 2001, a decrease of $2.2 million from the three-months ended June 30, 2000 due to a reduction of our cash balances. Interest expense for the quarter-ended June 30, 2001 amounted to $9.0 million, an increase of $7.1 million from the comparable period in 2000. This increase is attributable to interest expense on capital equipment financing and convertible senior secured notes and the writeoff of deferred financing charges.

     Net Loss.

     The net loss for the three-months ended June 30, 2001 was $123.3 million, or $1.35 basic and fully diluted loss per share, an increase of $84.3 million from the net loss for the three-months ended June 30, 2000 of $39.0 million, or $0.44 per share. The primary reasons for the increase in net loss are:

          o Asset impairment charges of $58.1 million, restructuring charges of $4.8 million and writedown of deferred financing charges of $3.8 million

     o The $9.2 million increase in depreciation and amortization expense due primarily to the acquisition of network equipment.

     o Increased general and administrative expenses of $2.7 million related to growth in staff, increased property taxes, and increased bad debt expense.

     o An increase in interest expense of $3.3 million related to capital equipment financing and convertible senior secured notes.

     o A decrease in interest income of $2.2 million related to a decrease of invested cash.



SIX-MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE SIX-MONTHS ENDED JUNE 30, 2000


Revenue

Revenue was $117.5 million for the six-months ended June 30, 2001, an increase of $42.8 million or 57%, from $74.7 million for the six-months ended June 30, 2000. The revenue growth resulting from the initiation of managed data network services, including services under the Bridge network services agreement entered into on February 18, 2000, accounted for $28.8 million of the increase. Internet access revenues increased 12% to $16.4 million for the six-month period in 2001, compared to $14.7 million for the comparable period in 2000. Hosting and colocation revenue was $4.9 million, related to the initiation of this product offering late in 2000. These increases were driven by an increase in active customers of 53% to approximately 2,493 as of June 30, 2001 from approximately 1,627 as of the end of the second quarter in 2000. Other revenues, consisting of installation and equipment sales, increased from $1.0 million in 2000 to $1.8 million for the first half of 2001.

Data Communications and Operations.

Data communications and operations expenses consist primarily of leased long distance and local circuit costs, internet connectivity costs, leased hosting and colocation space, as well as related operating expenses such as repairs and maintenance associated with network operations, operating leases for network equipment, customer support and field service, and engineering personnel costs. Data communications and operations expenses were $131.6 million for the six-months ended June 30, 2001; an increase of $47.7 million from $83.8 million for the six-months ended June 30, 2000. The increase in expenses related principally to a full six months of costs incurred by SAVVIS to operate the Internet protocol network acquired from Bridge since February 18, 2000 and other increases in the number of leased long distance, dedicated customer and dial-up circuits to support the increased customer circuits in operation.

Sales and Marketing.

Sales and Marketing expenses consist of personnel and related sales commission costs, advertising and direct marketing, and travel. Sales and marketing expenses were $19.3 million for the six months ended June 30, 2001, up 27% or $4.2 million as compared to the same period of 2000. This increase is principally attributed to increased personnel related costs and sales commissions of $5.6 million associated with the growth in sales and marketing staff offset by a decrease in advertising and marketing expenses of $1.9 million.


General and Administrative.

General and administrative expenses consist primarily of compensation and occupancy costs for executive, financial, legal, tax and support personnel, travel, and bad debt costs. General and administrative expenses amounted to $17.0 million for the six-months ended June 30, 2001 and $10.0 million for the six-months ended June 30, 2000, an increase of $7.0 million or 70%. This increase resulted from increased personnel costs of $1.9 million to support the expansion of the customer base and the overall growth of the business, an increase of $.6 million in services provided by Bridge under an Administrative Services agreement and an increase of $1.4 million in taxes and licenses expense related principally to property taxes on network assets. Bad debt expense amounted to $.2 million in 2000 versus $2.8 million for the six-months ended June 30, 2001.

Non-cash Equity-based Compensation.

Non-cash equity-based compensation expense was $6.6 million for the six-months ended June 30, 2001, a decrease of $1.5 million from the six-months ended June 30, 2000. These expenses represent the amortization charge to earnings for the difference between the imputed fair market value of our common stock and the exercise price for options granted to employees and non-employee members of our Board of Directors on various dates in early 2000 and late 1999, as well as options granted to employees of Bridge in 1999 and 2000.

Depreciation and Amortization.

Depreciation and amortization expense was $46.2 million for the six-months ended June 30, 2001, an increase of $21.7 million from the six-months ended June 30, 2000. This increase resulted primarily from $17.3 million in increased depreciation on the network acquired on February 18, 2000 and subsequent network equipment acquisitions.

Interest.

Interest income amounted to $.6 million in the six-months ended June 30, 2001, a decrease of $3.2 million from the six-months ended June 30, 2000. Interest expense for the period ended June 30, 2001 amounted to $14.1 million, an increase of $11.4 million from the comparable period in 2000. This increase is attributable to interest expense on capital equipment financing incurred since the acquisition of the Internet protocol network in February 2000 and convertible senior secured notes and the writeoff of deferred financing charges.

Net Loss.

The net loss for the six-months ended June 30, 2001 was $179.7 million, or $1.98 basic and fully diluted loss per share, an increase of $113.9 million from the net loss for the six-months ended June 30, 2000 of $65.9 million, or $.78 per share. The primary reasons for the increase in net loss are:

o Asset impairment charges of $58.1 million and restructuring charges of $4.8 million and writedown of deferred financing charges of $3.8 million.

o A decrease in gross profit (revenues less data communications and operations expenses) of $5.0 million related to expansion of our network.

o The $21.7 million increase in depreciation and amortization expense due primarily to the acquisition of the Internet protocol network from Bridge and other network equipment.

o Increased sales and marketing expenses of $4.2 million related to growth in staff.

o Increased general and administrative expenses of $7.0 million related to growth in staff, increased property taxes, and increased bad debt expense.

o An increase in interest expense of $7.6 million related to capital equipment financing and convertible senior secured notes.

o A decrease in interest income of $3.2 million related a decrease in invested cash.

LIQUIDITY AND CAPITAL RESOURCES

We generated negative cash flows from operations of $38.8 million and $31.9 million for six-months ended June 30, 2001 and 2000, respectively. This increase in negative cash flow primarily resulted from personnel costs, sales and marketing efforts, general and administrative enhancements, and cash interest costs necessary to support the increase in our customer base, internal infrastructure support and growth, and financing costs for network equipment purchases.

Net cash used in investing activities for the six-months ended June 30, 2001 was approximately $20.3 million, which primarily reflects the purchase of network equipment and data center construction. Amounts owed to Bridge have been applied, pursuant to existing rights of offset, against the outstanding receivable from Bridge as of June 30, 2001.

Additions to fixed assets totaled approximately $29.0 million in the six-month period, including approximately $6.8 million that has been financed under existing financing arrangements and $15.2 million accrued but unpaid as of June 30, 2001, $12 million of which represents sales tax liabilities due over 7 years, and excluding approximately $13.3 million in cash payments made in the six month period ended June 30, 2001 for capital expenditures that were accrued and unpaid at December 31, 2000. We expect to incur capital expenditures of approximately $5 million for the remainder of 2001 to support the anticipated growth in our customer base.

In 2000, we entered into a Term Loan with Nortel for the financing of approximately $235 million of network equipment, installation services and third party expenses. Also in 2000 we entered into an Agreement with Nortel to purchase and take delivery of products and services from Nortel in the amount of $155 million from the date of the agreement through December 31, 2003, and we entered into an arrangement with Level 3 to purchase IRU segments in Level 3's fiber network. The arrangement with Level 3 stipulates payments to Level 3 totaling approximately $36.2 million, of which $9.8 million has been paid to Level 3, which amounts were funded by drawings on the Term Loan. As of June 30, 2001, we have drawn approximately $82 million under the Term Loan, including approximately $7 million in February 2001. All amounts drawn have been recorded in notes payable - current, because of our default under the agreement. In connection with the Reuters financing (as discussed below), the Company has paid the past due interest and commitment fees due through March 31, 2001. As a result, Nortel has rescinded the acceleration of the Term Loan, waived all defaults under the Term Loan through August 2001, deferred all payments of interest and commitment fees from April 1, 2001 through August 31, 2001 and modified certain other provisions of the Term Loan including limiting the Company's ability to incur any additional debt. The Company is presently in discussions with Nortel and Level 3 regarding the termination of the existing agreements and the restructuring of the Term Loan. If Nortel is not willing to continue to provide financing, the Company will explore other alternatives to deploy that portion of the fiber network applicable to the optronics already financed by Nortel.

On February 20, 2001, Welsh Carson purchased $20 million of 10% convertible senior secured notes due 2006, convertible into common stock at $1 5/16 per share. The notes are collateralized by the Company's data center building located in St. Louis, MO. Interest is payable in kind, compounded on a semi-annual basis, in the form of additional notes, which are convertible into common stock at a conversion price of $1 5/16 per share commencing August 31, 2001 through maturity. Under the terms of the notes, Welsh Carson has the right to declare the notes due and payable upon the acceleration of any of our other indebtedness. As a result of the Nortel acceleration, these notes have been classified as currently due in the June 30, 2001 balance sheet. In connection with the Reuters financing, we have obtained a waiver of the acceleration provisions through August 31, 2001.

On May 16, 2001, the Company entered into a Securities Purchase Agreement with Reuters SA. Reuters SA agreed to purchase up to $45 million of 12% convertible senior secured notes due 2005 which are convertible into common stock at $1.35 per share. $10 million of notes were issued on May 16, 2001 and on June 1, 2001 and $7.5 million on July 2, 2001 and $2.5 million on August 1, 2001. If Reuters purchase agreement with Bridge is not closed and is not terminated by August 31,

2001, the Company may deliver a funding request in the amount of $7.5 million for September 2001, and if the agreement is not closed and is not terminated by October 1, 2001, the Company may deliver another funding request of $7.5 million for October 2001. All drawings under this agreement are subject to customary closing conditions.

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

We anticipate the global monthly billings under the Reuters network services agreement initially to be approximately $9.5 million per month. Bridge is in active negotiations with several parties to sell its foreign assets and other non-acquired properties. We expect monthly billings for continuing service to the remaining Bridge assets will be approximately $5 to $6 million per month. We expect that at the time of the closing of these transactions, the existing network services agreements between Bridge and SAVVIS will be terminated.

We have arrangements with various suppliers of communications services that require us to maintain minimum spending levels some of which increase over time. Our remaining aggregate minimum spending level is approximately $18 million, $47 million, $48 million, $30 million and $5 million in years 2001 to 2005, respectively. SAVVIS' current spending levels under these agreements are in excess of the spending commitments. The majority of these minimum-spending commitments have already been exceeded for the year 2001. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of June 30, 2001, the maximum termination liability would amount to approximately $92 million.

Based upon our current operating plans and assuming we do not proceed with the fiber network deployment, we will require approximately $50 million to fund our operating losses, working capital needs and capital expenditure requirements for the balance of 2001. We expect to fund these requirements through cash on hand, the proceeds of the Reuters financings, including $7.5 million in respect of the September draw, and approximately $32.5 million of additional financings.

We may meet our remaining funding needs through a combination of equity investments, debt financings, renegotiation of repayment terms on existing debt and sales of assets and services. We have retained Merrill Lynch & Co. to advise us in our discussions with potential strategic partners.

If the Company is successful in raising additional funds, we plan to manage our working capital requirements by implementing changes intended to improve operating results in future periods. These changes may include additional personnel reductions, elimination of non-essential expenditures, and compensation freezes. The Company will continue to evaluate its performance to identify additional areas of working capital savings that may be available. SAVVIS has retained Merrill Lynch & Co. as a financial advisor to assist in exploring financing alternatives and/or the sale of the Company. Merrill Lynch & Co. is currently conducting its review and has not yet formulated any recommendations. No assessment can be made of the likelihood that the Company's plans to manage its working capital requirements or Merrill Lynch's assistance review will lead to plans and actions which management can effectively implement or if implemented, any such plans and actions will result in the Company continuing as a going concern.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


Between April 1, 2001 and June 30, 2001, we granted options to purchase 239,500 shares of our common stock to a total of 12 of our employees, each at an exercise price of $0.375 per share, and options to purchase 86,925 shares to 27 employees, each at an exercise price of $1.33 per share. All of these options were granted pursuant to our 1999 Incentive Stock Option Plan. These issuances were effected in transactions not subject to, or exempt from, the registration requirements of the Securities Act of 1933, and these transactions were effected without the use of an underwriter.

During the quarter ended June 30, 2001, proceeds of approximately $5 thousand were generated from the exercise of options for 10,157 shares of our common stock. There were no significant expenses, underwriting discounts or commissions attributable to these proceeds. We used the proceeds for general working capital expenses incurred in the ordinary course of business. These options had been granted under our 1999 Incentive Stock Option Plan. We issued the shares in reliance on the exemption from registration provided by Rule 701 under the Securities Act of 1933. The Form S-1 relating to the initial public offering of 14,875,000 shares of our common stock was declared effective by the SEC on February 14, 2000. We have used approximately $127 million from the net proceeds of $333 million of our initial public offering for payment to Bridge for the purchase of the network and the preferential distribution and to reduce indebtedness to Bridge. Additionally, approximately $115 million has been used for non-financed capital expenditures, and approximately $80 million was used for general working capital purposes and network expansion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During 2000, the Company entered into a financing and a purchase agreement with Nortel. This agreement called for the Company to purchase and take delivery of products and services in the amount of $235 million from the date of the Agreement through December 31, 2003. As of June 30, 2001, the Company has drawn approximately $82 million under this financing arrangement for the purchase of equipment and services and other third-party costs. The Bridge bankruptcy filing represented a default under this facility and resulted in the automatic acceleration of all amounts outstanding. On June 30, 2001, the Company defaulted on the payment of approximately $1.2 million of interest and commitment fees due to Nortel under the term loan. On May 21, 2001, the Company and Nortel entered into an amendment to the agreement, providing for, among other things, a waiver of the existing defaults under the agreement through the earlier of August 31, 2001 or the occurrence of certain specified events.

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

Assuming Bridge continues to make payments to us under the network services agreement, the closing of Reuter's acquisition of the Bridge assets occurs after August 31 and Reuters' purchase of $7.5 million of additional convertible notes on September 1, we currently have enough cash to sustain our operations through September 2001. Should we be unsuccessful in our efforts to raise additional capital by then, we may be required to cease operations or declare bankruptcy.

ITEM 4.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures relate to changes in interest rates. As we have continued to expand our business internationally, we are also exposed to changes in foreign currency exchange rates.

We have financial instruments that are sensitive to changes in interest rates, including our note payable to Bridge and a number of network equipment financing arrangements. These instruments were entered into for other than trading purposes, are denominated in U.S. Dollars, and, with the exception of amounts drawn under the Term Loan facility with Nortel, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the Nortel Term Loan facility bear interest at a market-based variable rate. The basis for the variable rate is selected by the Company, along with the interest rate period, which may range from overnight to six months. At the end of the interest rate period, the rate is reset in accordance with the Company's selection and changes in market rates. Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of June 30, 2001, the aggregate fair value of our borrowings approximated their carrying value.

Prior to our purchase of the network assets from Bridge in February 2000, changes in foreign exchange rates did not impact our results of operations. For the six-months ended June 30, 2001, approximately 22% of our total service revenue was derived from operations outside the United States and approximately 21% of our total data communications and operations costs were incurred outside the United States. Because our foreign revenue closely matched our foreign costs, changes in foreign exchange rates did not have a material impact on our results of operations in this quarter. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. None.

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



August 14, 2001                               SAVVIS Communications Corporation
--------------
   Date

                                           By:  /s/  Robert McCormick

                                                Robert McCormick
                                                Chief Executive Officer


August 14, 2001                            By:  /s/  David J. Frear
------------
   Date                                         David J. Frear
                                                EVP & Chief Financial Officer