Form 10-Q
period 2001-09-30
SAVVIS COMMUNICATIONS CORP
filed 2001-11-14
CIK 1058444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001, OR

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

     COMMON STOCK, $.01 PAR VALUE - 93,912,000 SHARES AS OF October 31, 2001 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
               OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

                    The Index of Exhibits appears on page 25.

                        SAVVIS Communications Corporation

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                                           PAGE
  Item 1.   Financial Statements - UNAUDITED:

              Condensed Consolidated Balance Sheets as of
              December 31, 2000 and September 30, 2001                                       3

              Condensed Consolidated Statements of Operations
              for the three and nine-months ended September 30,
              2000 and September 30,2001                                                     5

              Condensed Consolidated Statements of Cash Flows
              for the nine-months ended September 30, 2000 and
              September 30, 2001                                                             6

              Condensed Consolidated Statements of Changes in
              Stockholders'Equity (Deficit) for the period
              January 1, 2001 to September 30, 2001                                          7

              Notes to Condensed Consolidated Financial Statements                           8

  Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                           17

  Item 3.     Quantitative and Qualitative Disclosures about
              Market Risk                                                                   23


PART II.    OTHER INFORMATION

  Item 1.     Legal Proceedings                                                             24

  Item 2.     Changes in Securities and Use of Proceeds                                     24

  Item 3.     Defaults Upon Senior Securities                                               24

  Item 4.     Exhibits and Reports on Form 8-K                                              25

              Signatures                                                                    26

Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS-UNAUDITED

                        SAVVIS Communications Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)


                                                                        DECEMBER 31,          SEPTEMBER 30,
                                                                           2000                   2001
                                                                  --------------------- -----------------------
CURRENT ASSETS:

Cash and cash equivalents                                                     $ 32,262                $  4,334
Accounts receivable from Bridge Information Systems, Inc.                       32,897                  13,104
Trade accounts receivable, less allowance for doubtful accounts
 of $800 in 2000 and $1,056 in 2001                                             11,015                   6,773
Prepaid expenses                                                                 1,087                   1,786
Other current assets                                                             3,119                   3,277
                                                                  --------------------- -----------------------
TOTAL CURRENT ASSETS                                                            80,380                  29,274

Property and Equipment- Net                                                    319,008                 208,365
Goodwill and Intangible Assets-- Net of accumulated
 amortization of $24,606 in 2000 and $32,922 in 2001                            13,974                   5,545
Restricted Cash                                                                  5,565                   4,037
Other Non Current Assets                                                        19,695                   9,684
                                                                  --------------------- -----------------------
TOTAL ASSETS
                                                                              $438,622               $ 256,905
                                                                  ===================== =======================
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
CURRENT LIABILITIES:

Accounts payable                                                              $ 81,901               $  67,876
Accrued compensation payable                                                     5,407                   6,623
Due to Bridge Information Systems, Inc.                                         23,090                  23,326
Deferred revenue - current                                                       3,189                   5,997
Notes payable -- current                                                        75,066                  86,185
Convertible senior secured notes - current                                          --                  59,072
Current portion of capital lease obligations                                    28,465                  42,411
Other accrued liabilities                                                       22,439                  30,720
                                                                  --------------------- -----------------------
TOTAL CURRENT LIABILITIES                                                      239,557                 322,210
                                                                  --------------------- -----------------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SAVVIS Communications Corporation
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)


                                                                       DECEMBER 31,         SEPTEMBER 30,
                                                                          2000                   2001
                                                                  --------------------- -----------------------
NON CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Capital Lease Obligation, Less Current                                          47,971                  26,149
Notes Payable - Non Current                                                     25,018                  24,106
Deferred Revenue - Non Current                                                   8,656                   7,378
Other Accrued Liabilities                                                          490                  11,400
                                                                  --------------------- -----------------------
TOTAL LIABILITIES                                                              321,692                 391,243
                                                                  --------------------- -----------------------
COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock; 50,000,000 shares authorized, none issued and
 outstanding                                                                        --                      --
Common stock; $.01 par value, 250,000,000 shares authorized,
 93,831,066 shares issued and 93,792,190 shares outstanding in 2000,
 93,911,406 shares issued and 93,872,530 shares outstanding in 2001                938                     939
Additional paid-in capital                                                     359,586                 355,517
Accumulated deficit                                                           (203,468)               (464,598)
Deferred compensation                                                          (39,581)                (25,529)
Treasury stock, at cost, 38,876 shares in 2000 and 2001                            (19)                    (19)
Accumulated other comprehensive loss:
  Cumulative foreign currency translation adjustment                              (526)                   (648)
                                                                  --------------------- -----------------------
Total stockholders' equity (deficit)                                           116,930                (134,338)
                                                                  --------------------- -----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         $ 438,622               $ 256,905
                                                                  ===================== =======================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SAVVIS Communications Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                          SEPTEMBER 30,
                                                        ----------------------------------------------------------------------
                                                              2000             2001             2000              2001
                                                        ----------------- ----------------- ---------------- -----------------
REVENUES:

Managed data networks (including $42,965 and $41,816
from Bridge Information Systems, Inc. for the three
months ended September 2000 and 2001, respectively,
and $101,878 and $129,488 for the nine months ended
September 30, 2000 and 2001, respectively)                $       43,466     $      47,562     $    102,532     $     142,038

Internet access (including $501 and $470 from Bridge
Information Systems, Inc. for the three months ended
September 2000 and 2001, respectively, and $758 and
$1,402 for the nine months ended September 30, 2000
and 2001, respectively)                                            8,631             7,360           23,285            23,744

Hosting and colocation (including $0 and $741 from
Bridge Information Systems, Inc. for the three months
ended September 2000 and 2001, respectively, and $0
and $2,227 for the nine months ended September 30,
2000 and 2001, respectively)                                         163             2,601              172             7,459

Other                                                                551               829            1,526             2,599
                                                        ----------------- ----------------- ---------------- -----------------
TOTAL REVENUES                                                    52,811            58,352          127,515           175,840

DIRECT COSTS AND OPERATING EXPENSES:
Data communications and operations (excluding $0.6 million
and $0.4 million of equity-based compensation in the
three months ended September 30, 2000 and 2001, and
$1.7 million and $1.4 million in the nine months ended
September  30, 2000 and 2001, respectively)                       61,610            57,717          145,140           189,296

Sales and marketing (excluding $1.9 million and $1.5
million of equity-based compensation in the three
months ended September 30, 2000 and 2001, and $5.5
million and $4.4 million in the nine months ended
September  30, 2000 and 2001, respectively)                        8,610             7,547           23,749            26,838

General and administrative (excluding $1.8 million
and $1.4 million of equity-based compensation in the
three months ended September 30, 2000 and 2001, and
$5.2 million and $4.1 million in the nine months
ended September 30, 2000 and 2001, respectively)                   7,047            12,099           17,054            29,145

Depreciation and amortization                                     17,341            21,723           41,767            67,873

Asset impairment and writedowns                                       --            31,500               --            89,633

Restructuring charges                                                 --                --               --             4,821

Non-cash equity based compensation                                 4,275             3,300           12,450             9,943
                                                        ----------------- ----------------- ---------------- -----------------
Total direct costs and operating expenses                         98,883           133,886          240,160           417,549
                                                        ----------------- ----------------- ---------------- -----------------
LOSS FROM OPERATIONS                                            (46,072)           (75,534)        (112,645)         (241,709)

NONOPERATING INCOME (EXPENSE):

Interest income                                                    1,730               115            5,450               665

Interest expense                                                  (2,825)           (5,973)          (5,535)          (20,086)
                                                        ----------------- ----------------- ---------------- -----------------
Total non-operating income (expense)                              (1,094)           (5,858)             (85)          (19,421)
                                                        ----------------- ----------------- ---------------- -----------------
NET LOSS                                                  $      (47,166)    $     (81,392)    $    (112,730)   $    (261,130)
                                                        ================= ================= ================ =================
BASIC AND DILUTED LOSS PER COMMON SHARE                   $        (0.53)    $       (0.89)    $       (1.31)   $       (2.84)
                                                        ================= ================= ================ =================
WEIGHTED AVERAGE SHARES OUTSTANDING                           89,301,053        91,887,152        86,316,703       91,814,769
                                                        ================= ================= ================ =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SAVVIS Communications Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)




                                                                               NINE MONTHS ENDED

                                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                                          2000                  2001
                                                                  --------------------- -------------------
OPERATING ACTIVITIES:

Net Loss                                                                    $ (112,730)         $ (261,130)
Reconciliation of net loss to net cash used in operating
 activities:
Asset impairment and writedowns                                                     --              89,633
Restructuring charges                                                               --               4,821
Deferred financing charges                                                          --               3,845
Depreciation and amortization                                                   41,767              67,873
Non-cash equity based compensation                                              12,450               9,943
Net changes in operating assets and liabilities:
Accounts receivable (including from Bridge Information
 Systems, Inc.)                                                                (55,656)             24,035
Other current assets                                                              (943)               (167)
Other assets                                                                   (18,153)                116
Prepaid expenses                                                                  (634)               (699)
Accounts payable (including to Bridge Information Systems, Inc.)                50,896              (4,039)
Deferred revenue                                                                    --               1,530
Other accrued liabilities                                                       40,944               6,387
                                                                  --------------------- -------------------
Net cash used in operating activities                                          (42,059)            (57,852)
                                                                  --------------------- -------------------
INVESTING ACTIVITIES:

Capital expenditures                                                          (131,304)            (22,374)
                                                                  --------------------- -------------------
Net cash used in investing activities                                         (131,304)            (22,374)
                                                                  --------------------- -------------------
FINANCING ACTIVITIES:

Purchase of treasury stock                                                         (16)                 --
Proceeds from common stock issuance                                            333,364                  --
Exercise of stock options                                                          466                  40
Proceeds from borrowings from Bridge Information Systems, Inc.                   1,300                  --
Proceeds from convertible senior secured notes                                      --              57,500
Issuance of PIK Note on Convertible Senior Secured Notes                            --               1,572
Principal payments under capital lease obligations                             (11,766)             (7,877)
Repayment of Vendor Financed Debt                                                   --                (201)
Repayment of borrowings from Bridge Information Systems, Inc.                   (5,585)                 --
Funding of letters of credit (restricted cash)                                  (5,137)              1,528
Preferential distribution to Bridge Information Systems                        (68,991)                 --
                                                                  --------------------- -------------------
Net cash provided by financing activities                                      243,635              52,562
                                                                  --------------------- -------------------
Effect of exchange rate changes on cash and cash equivalents                      (136)               (264)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            70,136             (27,928)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   2,867              32,262
                                                                  --------------------- -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $   73,003          $    4,334
                                                                  ===================== ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt incurred under capital lease obligations                               $   76,501          $       --
Debt incurred in equipment acquisition                                          71,129              10,410
Capital expenditures accrued and unpaid                                         59,106              15,032
Netting of amounts due to against amounts due from Bridge
 Information Systems, Inc.                                                      19,439                  --

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                      $    3,942          $    6,188


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SAVVIS Communications Corporation
  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   NUMBER OF SHARES
                                                                                   ----------------
                                                                           COMMON STOCK       TREASURY STOCK
                                                                       ------------------- -------------------
         BALANCE, January 1, 2001                                              93,831,066            (38,876)

         Net Loss                                                                      --                --

         Foreign currency translation adjustment                                       --                --

         Issuance of common stock upon exercise of stock options                   80,340                --

         Recognition of deferred compensation cost                                     --                --
                                                                       ------------------- -------------------
         BALANCE, September 30, 2001                                           93,911,406           (38,876)
                                                                       =================== ===================


                                                       AMOUNTS


                                                         OTHER
                                                      COMPREHENSIVE
                                                          LOSS:
                                          ADDITIONAL   CUMULATIVE
                                 COMMON    PAID-IN     TRANSLATION     DEFERRED    ACCUMULATED   TREASURY
                                 STOCK     CAPITAL     ADJUSTMENT    COMPENSATION    DEFICIT       STOCK      TOTAL
                               ---------- ----------- -------------- ------------- ------------- ---------- -----------
BALANCE, January 1, 2001        $    938    $359,586     $    (526)    $  (39,581)   $ (203,468)  $    (19)  $ 116,930

Net Loss                              --          --             --            --      (261,130)         --   (261,130)

Foreign currency translation
adjustment                            --          --           (122)           --            --         --        (122)


Issuance of common stock
 upon exercise  of
 stock options                         1          40             --            --            --         --          41


Recognition of deferred
 compensation cost                    --      (4,109)            --        14,052            --         --       9,943
                               ---------- ----------- -------------- ------------- ------------- ---------- -----------
BALANCE, September 30, 2001     $    939   $ 355,517     $     (648)    $ (25,529)    $(464,598)  $    (19)  $(134,338)
                               ========== =========== ============== ============= ============= ========== ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SAVVIS Communications Corporation
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Tabular dollars in thousands, except per share amounts)
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission on a basis substantially consistent with the audited consolidated financial statements of SAVVIS Communications Corporation and its subsidiaries (collectively, "SAVVIS" or the "Company") as of and for the year ended December 31, 2000 included in the Company's Annual Report, on Form 10-K (the "Annual Report") as filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company included in the Annual Report. The independent auditors' report which accompanies such consolidated financial statements includes a paragraph concerning the Company's ability to continue as a going concern. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the condensed consolidated financial position of the Company at September 30, 2001 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2001. See Note 3. The results of operations for the three and nine month periods ended September 30, 2001 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2001.

RESTRICTED CASH - Restricted cash consists of amounts supporting outstanding letters of credit, principally related to office space and a data center.

REVENUE RECOGNITION - Service revenues consist primarily of managed data networking, internet access and hosting/colocation service fees, which are fixed monthly amounts, and are recognized in the financial statements when earned during the life of the contract. For all periods, any services billed and payments received in advance of providing services are deferred until the period such services are earned, including installation and equipment revenue deferred in accordance with Securities and Exchange Commission Staff Accounting Bulletin
101. The current portion of installation and equipment costs deferred in accordance with SAB 101 is recorded on the balance sheet in other assets. We recognize these costs on a straight-line basis over periods of up to twenty-four months, the estimated period over which the related revenues from installation and equipment sales are recognized.

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

In June 2001, FASB issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the accounting and reporting for business combinations and broadens the criteria for recording intangible assets separate from goodwill. On July 1, 2001 the Company adopted SFAS No. 141 which requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses the accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization and non-amortization provisions of SFAS No. 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, we are required to and will apply all other provisions of SFAS No. 142 to all goodwill and intangible assets recognized on our financial statements at that date. We are in the process of evaluating the impact of applying these provisions on our financial position and results of operations. At September 30, 2001 goodwill, net approximated $3.9 million and other intangible assets, net, approximated $1.6 million. Goodwill amortization was $2.0 million and $5.9 million for the three and nine months ended September 30, 2001, respectively.

NOTE 2 - BRIDGE BANKRUPTCY AND RELATIONSHIPS WITH BRIDGE, REUTERS AND MONEYLINE

BRIDGE BANKRUPTCY AND ASSET PURCHASES FROM BRIDGE

On February 15, 2001, Bridge (which owns 48% of our common stock and represented 76% of our total revenues for the nine-months ended September 30, 2001) filed a voluntary petition ("Bridge's Voluntary Petition") for relief under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. Sections 101 et seq. (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Bankruptcy Court") for the Eastern District of Missouri.

On September 28, 2001 Reuters America, Inc. ("Reuters") acquired certain of the assets of Bridge (the "Reuters Asset Acquisition") and entered into a network services agreement with SAVVIS. As a result, SAVVIS expects Reuters will become its largest customer representing approximately 50% of SAVVIS' revenue.

In connection with the Reuters Asset Acquisition, Reuters received an option to acquire and vote up to approximately 45 million shares of SAVVIS common stock currently owned by Bridge. The option which expires on December 27, 2001, may be exercised at the greater of $2.50 per share or the volume weighted average trading price of SAVVIS common stock during the five trading day period immediately preceding the date on which Reuters gives notice of its exercise. In addition, Reuters Holdings Switzerland SA ("Reuters SA") acquired $37.5 million aggregate principal amount of the Company's 12% convertible senior secured notes, which are convertible into approximately 28.7 million shares of SAVVIS common stock.

On October 17, 2001, MoneyLine Networks, Inc.("MoneyLine") acquired substantially all of Bridge's remaining operating assets (the "MoneyLine Asset Acquisition"). MoneyLine has entered into a binding letter of intent to enter into a network services contract with us. We expect MoneyLine will represent approximately 30% of our revenue.


NETWORK SERVICES AND OTHER AGREEMENTS

In connection with the Reuters Asset Acquisition, Reuters has entered into an agreement under which SAVVIS will provide Internet Protocol network services, Internet access, and colocation services for a period of five years with respect to the Bridge customers acquired by Reuters. The agreement calls for a minimum purchase of these services of $96 million in year one, $90 million in year two, $84 million in year three and $48 million in each of years four and five, for a total of $366 million, less payments made by Bridge to SAVVIS between May 3, 2001 and September 28, 2001. Also pursuant to this agreement, the network must perform in accordance with specific quality of services standards. In the event we do not meet the required quality of service levels, Reuters would be entitled to credits, and, in the event of a material breach of such quality of service levels, Reuters would be entitled to terminate the network services agreement. SAVVIS anticipates the billings under the Reuters network services agreement initially to be approximately $10 million per month.

In connection with the MoneyLine Asset Acquisition, MoneyLine has entered into a binding letter of intent to enter into a network services agreement with SAVVIS. The letter of intent calls for MoneyLine to buy a total of $200 million of services according to the following minimum spending levels: $70 million in year one, $50 million in year two, $35 million in year three, $25 million in year four, and $20 million in year five. We expect billings initially to be approximately $6 million per month. The Company expects the existing network services agreements between Bridge and SAVVIS will be terminated in the near future.

Reuters and Moneyline agreed to provide technical and administrative services to SAVVIS for a period of up to one year. The Company is currently engaged in transition plans to perform these services and will incur additional costs in doing so.


REUTERS AND WELSH CARSON FINANCING

On May 16, 2001, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Reuters SA. Reuters SA agreed to purchase up to $45 million of 12% convertible senior secured notes due 2005 which are convertible into common stock at $1.35 per share. $10 million aggregate principal amount of notes were issued on each of May 16, 2001 and June 1, 2001, $7.5 million on July 2, 2001, $2.5 million on August 1, 2001 and $7.5 million on September 4, 2001. The notes are secured by a second lien on the Company's data center building located in St. Louis, MO. Interest is payable in the form of additional notes until August 1, 2004. Notes issued in lieu of cash interest payments will have the same rights and privileges as the notes issued in conjunction with the funding requests discussed above. Interest payments due after July 31, 2004 are payable in cash. The agreement also provides that the notes will be exchanged for convertible preferred stock upon the Company raising an additional $30 million of funding and upon the exchange of the $20 million 10% Convertible Senior Secured Notes issued by the Company in February 2001 to affiliates of Welsh, Carson, Anderson & Stowe ("Welsh Carson") for such convertible preferred stock. Reuters SA also has received the right to have an observer attend all Board and committee meetings or to have elected to the Board a number of directors proportionate to their holdings of the Company's voting stock. Reuters SA has also received certain registration rights in connection with the financing. As a result of defaults under some of SAVVIS' other debt facilities, Reuters SA has the right to declare the notes due and payable.

On February 19, 2001, Welsh Carson and its affiliates agreed to purchase $20 million aggregate principal amount of our 10% convertible senior secured notes due 2006, convertible into common stock at $1 5/16 per share. The notes are collateralized by the Company's data center building located in St. Louis, MO. Interest is payable in kind, compounded on a semi-annual basis, in the form of additional notes, which are convertible into common stock at a conversion price of $1 5/16 per share. The transaction closed on February 20, 2001. Under the terms of the notes, Welsh Carson had the right to declare the notes due and payable upon the acceleration of any of our other indebtedness. On May 21, 2001, the Company obtained a default waiver through August 31, 2001 from Welsh Carson. On September 2, 2001 this waiver was extended to September 30, 2001. The waiver expired on September 30, 2001. The Company and Welsh Carson are in discussions regarding a restructuring of this obligation.


TRANSACTIONS WITH BRIDGE

In connection with Bridge's acquisition of the Company in April 1999, Bridge funded the Company's operations during 1999 and up through February 18, 2000, the date of SAVVIS' initial public offering. At September 30, 2001, the Company had amounts payable to Bridge of approximately $28.8 million including a promissory note payable and accrued interest of $23 million due February 18, 2001. In addition, at September 30, 2001, the Company had amounts receivable from Bridge of $18.7 million, relating to network services provided by SAVVIS to Bridge. The $18.7 million represented pre-petition receivables from the Bridge entities which filed for bankruptcy.

For the period January 1, 2001 to February 15, 2001, Bridge paid SAVVIS approximately $19 million in cash within the US for services rendered. In the event any payments received from Bridge prior to its declaration of bankruptcy are considered to be preferential, the trustee of the bankruptcy estate may have the right to seek return of the payments previously received.

Pursuant to a court approved settlement agreement dated May 3, 2001, Bridge has agreed to offset the $23 million promissory note payable against the approximate $18.0 million of pre-petition receivables owed to SAVVIS and SAVVIS will issue $12 million of convertible preferred stock to Bridge in exchange for the balance due to Bridge upon the effectiveness of the shareholder consents. Upon the issuance of the preferred stock, SAVVIS will record a charge of up to $7 million related to the difference between the fair value of the preferred stock and the $5 million net difference between the note payable to Bridge and the amounts receivable from Bridge.

Additionally, Bridge has entered into a settlement agreement with SAVVIS wherein it has agreed to pay SAVVIS up to $5.25 million in connection with potential termination liabilities associated with the termination of network services that will no longer be required following purchase of the Bridge's assets by Reuters. As of September 30, 2001, $3.5 million of this amount was earned upon the closing of the Reuters' acquisition of the Bridge assets. Up to $1.75 million may be earned to the extent termination liabilities are actually incurred in SAVVIS' Asian operations. Bridge has also agreed to use its best efforts to cause the Bridge foreign affiliates, that are not debtors-in-possession, to pay SAVVIS all amounts due under the foreign local network service agreements.

Subsequent to the date of Bridge's Voluntary Petition, Bridge incurred amounts owed to SAVVIS (the "post-petition balances"). On March 22 and 23, and April 9, 2001 the Bankruptcy Court approved interim settlement stipulations between the Company and Bridge which provide for continued payments by Bridge (either to the Company or on behalf of the Company directly to the Company's service providers) for networking services provided subsequent to the date of Bridge's Voluntary Petition.


NOTE 3 - ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and satisfaction of liabilities in the normal course of business. The Company is experiencing difficulty in generating sufficient cash flow to meet its capital requirements and to sustain its operations. As shown in these financial statements, during the nine-months ended September 30, 2001, the Company incurred a net loss of $261.1 million and, as of September 30, 2001, the Company has a working capital deficiency of $255 million and an accumulated operating deficit of $465 million.

The Company has incurred and may continue to incur significant cash requirements for operations, investments, and debt service. Moreover, the Company believes uncertainty about its financial condition may negatively influence the Company's cash position through delayed or omitted payments from customers, demands by suppliers for advance or accelerated payments for continuing services, and restrictions by current or prospective providers of capital. The Company believes that it will need additional financing to meet its cash requirements and the availability of such financing on terms acceptable to the Company is uncertain. These factors indicate that the Company may be unable to continue as a going concern.

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

Assuming Reuters, MoneyLine and our other customers continue to make payments to us for services rendered and that our principal creditors do not accelerate the debts we owe to them, we should have enough cash to sustain our operations through December 2001. Should we be unsuccessful in our efforts to raise additional capital by then, we may be required to cease operations or declare bankruptcy.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                                                            DECEMBER 31, 2000         SEPTEMBER 30, 2001
                                                         ------------------------- --------------------------
Computer equipment                                                     $    1,943                  $   2,212

Communications equipment                                                  166,767                    147,695

Purchased software                                                          1,089                      1,507

Furniture and fixtures                                                      2,854                      3,193

Leasehold improvements                                                      2,071                      2,397

Data Centers                                                               14,326                     58,641

Construction in progress                                                   83,884                      4,186

Equipment under capital lease obligations                                  95,446                     95,579
                                                         ------------------------- --------------------------
Total                                                                     368,380                    315,410

Less accumulated depreciation and amortization                            (49,372)                  (107,045)
                                                         ------------------------- --------------------------
Total                                                                  $  319,008                 $  208,365
                                                         ========================= ==========================



Note 5 - ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

During the third quarter of 2001, SAVVIS recorded asset impairments of $31.5 million (or $(0.34) per share)relating to its purchase of optical equipment from Nortel for which the Company does not expect to recover its costs either through the operation or disposition of such equipment.

During the second quarter, SAVVIS recorded asset impairments of $58.1 million (or $(0.64) per share), restructuring charges of $ 4.8 million (or $(0.05) per share) and a one-time interest charge of $3.8 million (or $(0.04)per share). Asset impairment charges were determined and recorded in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The restructuring charges were determined and recorded in accordance with EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)".

Asset impairment charges aggregating $44.1 million were recorded in the second quarter, relating to the Company's wireless network build out initiative as a result of the contractual breach by Winstar, Inc. ("Winstar") that occurred under the Master Agreement for the installation of the wireless equipment components. In addition, Winstar has since filed for bankruptcy and is unable to perform according to the terms and conditions of the original contract. Accordingly, SAVVIS is unable to proceed with the build out and has estimated that the equipment previously purchased from both Winstar and Nortel has no residual value and the Company has no future use for this equipment.

Asset impairment charges of $6.1 million were recorded in the second quarter related to suspension of Fiber Optic agreement with Level 3 Communications LLC ("Level 3"). The Company has deployed optical equipment in the Texas and Midwest rings, although it has not accepted the delivery of these rings from Level 3. The Company does not expect to deploy any further equipment or fiber and has written off planning and design fees paid to Level 3 associated with the remaining portion of the planned network.

In respect to the year 2000 purchase of specialized customer application software licenses, an asset impairment charge for the remaining net book value of $4.4 million was recorded in the second quarter. The lack of estimated future cash flows specific to this product offering as well as it having no alternative use resulted in the asset impairment.

Deferred financing charges incurred for establishing the Nortel Networks, Inc. ("Nortel") $235 million credit facility were written down in the second quarter, as a one-time charge to interest expense, in the amount of $3.8 million.


Additional restructuring and one-time charges amounting to $8.3 million were recorded in the second quarter for: 1) initial design planning fees and leasehold improvements originally capitalized for data center build outs in Herndon, VA, New York, NY, Boston MA, and Creve Coeur, MO for which the Company does not have the ability to finance such expansion - $2.5 million, 2) real estate lease accruals relating to having to vacate planned data center facilities - $3.6 million, and, 3) other miscellaneous charges - $2.2 million.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

FIBER NETWORK DEPLOYMENT - During 2000, the Company entered into a $235 million advancing facility (the "Term Loan"), and a purchase agreement for products and services ("the Agreement") with Nortel. The Agreement calls for the Company to purchase and take delivery of products and services in the amount of $155 million from the date of the Agreement through December 31, 2003. As of September 30, 2001, the Company has drawn approximately $85 million under the Term Loan for the purchase of equipment and services and other third-party costs. The Bridge bankruptcy filing represented a default under the Term Loan and resulted in the automatic acceleration of all amounts outstanding. As a result, these amounts have been recorded in notes payable - current at both December 31, 2000 and September 30, 2001. On May 21, 2001, the facility was amended and the Company paid the past due interest and commitment fees due through March 31, 2001. As a result, Nortel rescinded the acceleration of the Term Loan, waived all defaults under the Term Loan through August 2001, deferred all payments of interest and commitment fees from April 1, 2001 through August 31, 2001 and modified certain other provisions of the Term Loan including limiting the Company's ability to incur any additional debt. On September 4, 2001 Nortel extended the waiver to September 30, 2001 and the Company paid all past due interest through August 31, 2001.

On August 2, 2000, the Company entered into two agreements with Level 3. These agreements grant to SAVVIS exclusive indefeasible rights of use ("IRU") in certain segments of a multi-conduit fiber optic communications system being constructed by Level 3. The term of each agreement is for a twenty-year period beginning with the acceptance of a segment and payment by SAVVIS of the segment IRU fee. The agreements stipulate payments to Level 3 totaling approximately $36.2 million. As of September 30, 2001, the Company has paid to Level 3 approximately $11.5 million pursuant to these agreements, which amounts were funded by drawings on the Term Loan. Level 3 has alleged that the Company is currently in default of these agreements.

The Company is presently in discussions with Level 3 regarding the termination of the existing agreements and the procurement of future products and services.

As of September 30, 2001, after the write down of $31.5 million, the Company has recorded approximately $3.5 million in its fixed assets in connection with the fiber network deployment and deferred financing costs of $1.8 million associated with the Term Loan are included as Other Non-Current Assets on the Company's balance sheet.

WINSTAR - On June 30 and September 29, 2000, SAVVIS executed agreements and acquired approximately $40 million of telecommunications equipment and related services from Winstar. Upon execution of these agreements, the Company took delivery of certain equipment and paid approximately $6 million to Winstar. Of the remaining $34 million, Winstar has financed approximately $25 million over six years at 11% interest. Payments on these notes commenced in the third quarter of 2000. The remaining balance of approximately $9 million was recorded in other accrued liabilities, with payments of approximately $2 million due every three months until July 2001. As of September 30, 2001, approximately $4 million remains in other accrued liabilities. On April 17, 2001, SAVVIS provided notice to Winstar that a material breach had occurred under the Master Agreement relating to Winstar's installation of the wireless equipment components and accordingly, terminated the equipment purchase and installation agreements. On April 18, 2001, Winstar filed for bankruptcy under Chapter 11 of the Bankruptcy Code. The Company to date has not performed all obligations to Winstar, nor has Winstar performed all of its obligations to the Company. In addition, the Company ceased making payments on the Winstar notes in March 2001. As a result of these developments the Company is considering its options with respect to its dealings with Winstar - also see Note 5.

On September 25, 2001, Winstar filed suit in the Delaware Bankruptcy Court seeking $38 million from the Company for the repayment of the note payable and the professional services liabilities described above, as well as the refund of $8.5 million of services prepaid by Winstar. We believe we have substantial defenses to the suit.

LEASES - In May 2001, Bridge and SAVVIS executed a ninety-nine year land lease, effective February 18, 2000 (subsequently acquired by Reuters in connection with the Reuters Asset Acquisition from Bridge), with monthly rental payments of $27,443 for the first twenty-four months, beginning in December 2000, for the land on which the St.Louis data center resides. Thereafter, the rent for each subsequent year is increased at a rate of 2% per annum. In the lease, SAVVIS has the option to purchase the land from Reuters at the greater of $3 million or at the Fair Option Value, as defined in the agreement. In addition, Reuters has a put right option during the first ten years of the lease agreement to require SAVVIS to purchase the land from Reuters at a price of $3 million in the first year; reduced by $.3 million each year thereafter. The put right option can only be exercised should the data center be damaged, SAVVIS is unwilling to repair the damage, and SAVVIS is in default under the lease.

On February 18, 2000, the Company, as lessee, leased network assets under capital leases with Bridge, as sublessor. Bridge leases these underlying assets from General Electric Capital Corporation ("GECC"). The Company believes Bridge has not made a number of payments to GECC, causing Bridge to be in default under the sublease with SAVVIS. Accordingly, a portion of the Company's network assets may be subject to repossession by GECC, which in turn, could cause a disruption in our services being provided to our customers. In addition, SAVVIS did not make the March, April, May, June and July 2001 payments amounting to $3 million to Bridge, thus causing SAVVIS to be in default under its agreement with Bridge. During August and September, Bridge made payments on our behalf totaling $0.9 million. We made a payment of $0.6 million in September. We anticipate entering into a direct lease with GECC on similar economic terms as our sublease with Bridge. The amount of the remaining obligation due to Bridge at September 30, 2001 is $7.8 million.

The Company has leased other network equipment under a number of capitalized lease obligations directly with GECC. Beginning in April 2001, we did not make the monthly payments aggregating approximately $1.7 million per month under those leases causing a default in our agreement with GECC. On May 21, 2001, we obtained a default waiver from GECC for all payments due under these lease obligations for the months of April through August 2001. In consideration for granting the waiver, SAVVIS immediately paid a $0.2 million fee. An additional $0.2 million was paid on October 18, 2001. On August 29, 2001 the waiver was extended to September 30, 2001 and expired on that day. We are presently in discussions with GECC to restructure our obligations to them. A portion of the Company's network assets may be subject to repossession by GECC subsequent to the expiration of the waiver, which in turn, could cause a disruption in our services being provided to our customers. The amount of the remaining obligation due to GECC at September 30, 2001 is $51.0 million.

COMMUNICATIONS SERVICES COMMITMENTS - We have arrangements with various suppliers of communications services that require us to maintain minimum-spending levels, some of which increase over time. Our remaining aggregate minimum spending levels are approximately $12 million, $57 million, $58 million, $40 million and $13 million in years 2001 to 2005, respectively. SAVVIS' current spending levels under these agreements are in excess of the spending commitments. The majority of these minimum-spending commitments have already been exceeded for the year 2001. Should SAVVIS not meet the minimum-spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of September 30, 2001, the maximum termination liability would amount to approximately $132 million.

OTHER - In August 2000, the Company entered into an agreement with Kiel Center Partners, L.P. ("KCP") pursuant to which it acquired the naming rights to an arena in St. Louis, MO for total consideration over the twenty-year term of the agreement, of $72 million. The Company issued 750,000 shares of common stock in satisfaction of its obligations for the first six years of the agreement. On March 21, 2001, KCP notified the Company that it was in default under the agreement claiming the possible future insolvency of SAVVIS. SAVVIS has recorded as of September 30, 2001, approximately $4.7 million of deferred charges resulting from the issuance of common stock under this agreement. On August 21, 2001, the parties entered into an amendment of the agreement providing for the payment of $1.25 million on each of December 31, 2002 through 2005. These payments will be deducted from payments otherwise owed under the agreement in 2007 through 2010.

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


NOTE 7 - INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

The Company's operations are organized into three geographic operating segments Americas, Europe and Asia. The Company evaluates the performance of its segments and allocates resources to them based on revenue and adjusted EBITDA, which is defined as the respective consolidated loss before interest, taxes, depreciation, amortization, asset impairment, restructuring charges and non-cash compensation charges. Financial information for the Company's geographic segments for the three and nine months ended September 30, 2001 and 2000 is presented below.

                                               AMERICAS         EUROPE          ASIA        ELIMINATIONS       TOTAL
                                           --------------- --------------- --------------- --------------- --------------
    THREE MONTHS ENDED SEPTEMBER 30, 2001
    Revenue                                        48,741           5,734           3,877              --         58,352
    Adjusted EBITDA                               (18,340)           (314)           (357)             --        (19,011)
    Assets                                        263,216          13,360           5,785         (25,456)       256,905
    Capital Additions                               4,064              --              --              --          4,064

    THREE MONTHS ENDED SEPTEMBER 30, 2000
    Revenue                                        41,338           6,947           4,526              --         52,811
    Adjusted EBITDA                               (23,583)           (836)            (37)             --        (24,456)
    Assets                                        443,649           7,672           1,894          (7,894)       445,321
    Capital Additions                              64,319                                              --         64,319

    NINE MONTHS ENDED SEPTEMBER 30, 2001:
    Revenue                                       148,145          15,978          11,717              --        175,840
    Adjusted EBITDA                               (65,380)         (2,782)         (1,277)             --        (69,439)
    Assets                                        263,216          13,360           5,785         (25,456)        256,905
    Capital Additions                              33,032              --              --              --         33,032

    NINE MONTHS ENDED SEPTEMBER 30, 2000:
    Revenue                                       100,546          16,447          10,522              --        127,515
    Adjusted EBITDA                               (56,891)         (1,501)            (36)             --        (58,428)
    Assets                                        443,649           7,672           1,894          (7,894)       445,321
    Capital Additions                             293,695           7,896           6,505              --        308,096

Adjusted EBITDA for all reportable segments differs from the consolidated loss before income taxes reported in the condensed consolidated statement of operations as follows:


                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                  ------------------               -----------------
                                           SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                               2000             2001              2000             2001
                                         ----------------- ---------------- ----------------- ----------------
       Adjusted EBITDA                           (24,456)         (19,011)          (58,428)         (69,439)

       Plus adjustments as follows:
        Depreciation and amortization            (17,341)         (21,723)          (41,767)         (67,873)

       Interest, net                              (1,094)          (5,858)              (85)         (19,421)

       Non-cash compensation                      (4,275)          (3,300)          (12,450)          (9,943)

       Asset impairment and writedowns                --          (31,500)               --          (89,633)

       Restructuring charges                          --               --                --           (4,821)

                                         ================= ================ ================= ================
       Consolidated loss before income
        taxes                                    (47,166)         (81,392)         (112,730)        (261,130)
                                         ================= ================ ================= ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH (1) OUR ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, AND (2) OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS, NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2000 INCLUDED IN OUR ANNUAL REPORT on Form 10-K FOR SUCH PERIOD AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE RESULTS SHOWN HEREIN ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED IN ANY FUTURE PERIODS. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) BASED ON CURRENT EXPECTATIONS WHICH INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS. FOR A DISCUSSION OF THE MATERIAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, YOU SHOULD READ "RISK FACTORS" INCLUDED IN PART I, ITEM 1 OF OUR 2000 ANNUAL REPORT ON FORM 10-K.

GENERAL

OVERVIEW

We are a growing provider of high quality, high performance global data networking, Internet-related and managed hosting services to medium and large businesses, multinational corporations and Internet service providers. We currently provide our data networking, Internet access and hosting services directly to 1,821 customers.

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

Our revenue is derived primarily from the sale of data networking, Internet access and hosting services, with Bridge representing approximately 76% of our total revenue for the nine-months ended September 30, 2001.


THE BRIDGE BANKRUPTCY

BRIDGE BANKRUPTCY AND ASSET PURCHASES FROM BRIDGE

On February 15, 2001, Bridge (which owns 48% of our common stock and represented 76% of our total revenues for the nine-months ended September 30, 2001) filed a voluntary petition ("Bridge's Voluntary Petition") for relief under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. Sections 101 et seq. (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Bankruptcy Court") for the Eastern District of Missouri.

On September 28, 2001 Reuters America, Inc. ("Reuters") acquired certain of the assets of Bridge (the "Reuters Asset Acquisition") and entered into a network services agreement with SAVVIS. As a result, SAVVIS expects Reuters will become its largest customer representing approximately 50% of SAVVIS' revenue.

In connection with the Reuters Asset Acquisition, Reuters received an option to acquire and vote up to approximately 45 million shares of SAVVIS common stock currently owned by Bridge. The option, which expires on December 27, 2001, may be exercised at the greater of $2.50 per share or the volume weighted average trading price of SAVVIS common stock during the five trading day period immediately preceding the date on which Reuters gives notice of its exercise. In addition, Reuters Holdings Switzerland SA ("Reuters SA") acquired $37.5 million aggregate principal amount of the Company's 12% convertible senior secured notes, which are convertible into approximately 28.7 million shares of SAVVIS common stock.

On October 17, 2001, MoneyLine Networks, Inc.("MoneyLine") acquired substantially all of Bridge's remaining operating assets (the "MoneyLine Asset Acquisition"). MoneyLine has entered into a binding letter of intent to enter into a network services contract with us. We expect MoneyLine will represent approximately 30% of our revenue.


RESULTS OF OPERATIONS

The historical financial information included in this Form 10-Q does not reflect our future results of operations, financial position and cash flows. Our results of operations, financial position and cash flows subsequent to the purchase of Bridge's network and the execution of the related agreements is not comparable to prior periods.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenue

Revenue was $58.4 million for the three-months ended September 30, 2001, an increase of $ 5.5 million or 10.5%, from $52.8 million for the three-months ended September 30, 2000. The revenue growth resulting from the initiation of Intelligent IP network services, accounted for $5.3 million of the increase. Internet access revenues decreased 15% to $7.4 million in the third quarter of 2001, compared to $8.6 million for the comparable period in 2000. Hosting and colocation revenue was $2.6 million, related to the initiation of this product offering late in 2000. Other revenues, consisting of installation and equipment sales, increased from $0.6 million in 2000 to $ 0.8 million for the third quarter of 2001.

Data Communications and Operations

Data communications and operations expenses consist primarily of leased long distance and local circuit costs, internet connectivity costs, leased hosting and colocation space, as well as related operating expenses such as repairs and maintenance associated with network operations, operating leases for network equipment, customer support and field service, and engineering personnel costs. Data communications and operations expenses were $57.7 million for the quarter ended September 30, 2001; a decrease of $3.9 million from $61.6 million for the quarter ended September 30, 2000.

Sales and Marketing

Sales and marketing expenses consist of personnel and related sales commission costs, advertising and direct marketing, and travel. Sales and marketing expenses were $7.5 million for the three-months ended September 30, 2001, down 12.3% or $1.1 million as compared to the third quarter of 2000. This decrease is principally attributed to increased personnel related costs and sales commissions of $0.8 million associated with the growth in sales and marketing staff and offset by a decrease in advertising and marketing costs of $1.9 million.

General and Administrative

General and administrative expenses consist primarily of compensation and occupancy costs for executive, financial, legal, tax and support personnel, travel, and bad debt costs. General and administrative expenses amounted to $12.1 million for the three-months ended September 30, 2001 and $7.0 million for the three-months ended September 30, 2000, an increase of $5.1 million or 72%. This increase resulted primarily from a bad debt expense increase from $0.5 million in 2000 versus

$5.6 million for the three-months ended September 30, 2001. Of this $5.6 million for bad debt, $4.7 related to Bridge Canada.

Non-cash Equity-based Compensation

Non-cash equity-based compensation expense was $3.3 million for the three-months ended September 30, 2001, a decrease of $1.0 million from the three-months ended September 30, 2000. These expenses represent the amortization charge to earnings for the difference between the imputed fair market value of our common stock and the exercise price for options granted to employees and non-employee members of our Board of Directors on various dates in early 2000 and late 1999, as well as options granted to employees of Bridge in 1999 and 2000.

Depreciation and Amortization

Depreciation and amortization expense was $21.7 million for the three-months ended September 30, 2001, an increase of $4.4 million from the three-months ended September 30, 2000. This increase resulted from network equipment acquisitions.

Interest

Interest income amounted to $0.1 million in the quarter ended September 30, 2001, a decrease of $1.6 million from the three-months ended September 30, 2000 due to a reduction of our cash balances. Interest expense for the quarter-ended September 30, 2001 amounted to $6.0 million, an increase of $3.1 million from the comparable period in 2000. This increase is attributable to interest expense on capital equipment financing and convertible senior secured notes.

Net Loss

The net loss for the three months ended September 30, 2001 was $81.4 million, or $0.89 basic and fully diluted loss per share, an increase of $34.2 million from the net loss for the three-months ended September 30, 2000 of $47.2 million, or $0.53 per share. The primary reasons for the increase in net loss are:

o    Asset impairment charges of $31.5 million

o The $4.4 million increase in depreciation and amortization expense due primarily to the acquisition of network equipment.

o Increased general and administrative expenses of $5.1 million related to increased bad debt expense.

o An increase in interest expense of $3.1 million related to capital equipment financing and convertible senior secured notes.

o A decrease in interest income of $1.6 million related to a decrease in invested cash


Nine Months Ended September 30, 2001 as Compared to the Nine Months Ended September 30, 2000


Revenue

Revenue was $175.8 million for the nine months ended September 30, 2001, an increase of $48.3 million or 38%, from $127.5 million for the nine months ended September 30, 2000. The revenue growth resulting from the initiation of managed data network services, including services under the Bridge network services agreement entered into on February 18, 2000, accounted for $39.5 million of the increase. Internet access revenues increased 2% to $23.7 million for the nine month period in 2001, compared to $23.3 million for the comparable period in 2000. Hosting and colocation revenue was $7.5 million, related to the initiation of this product offering late in 2000. These increases were driven by an increase in active customers of 12% to 1,821 as of September 30, 2001 from 1,627 as of the end of the third quarter in 2000. Other revenues, consisting of installation and equipment sales, increased from $1.5 million in 2000 to $2.6 million for the first nine months of 2001.

Data Communications and Operations

Data communications and operations expenses consist primarily of leased long distance and local circuit costs, internet connectivity costs, leased hosting and colocation space, as well as related operating expenses such as repairs and maintenance associated with network operations, operating leases for network equipment, customer support and field service, and engineering personnel costs. Data communications and operations expenses were $189.3 million for the nine months ended September 30, 2001; an increase of $44.2 million from $ 145.1 million for the nine months ended September 30, 2000. The increase in expenses related principally to a full nine months of costs incurred by SAVVIS to operate the Internet protocol network acquired from Bridge since February 18, 2000 and other increases in the number of leased long distance, dedicated customer and dial-up circuits to support the increased customer circuits in operation.

Sales and Marketing

Sales and marketing expenses consist of personnel and related sales commission costs, advertising and direct marketing, and travel. Sales and marketing expenses were $26.8 million for the nine months ended September 30, 2001, up 13% or $3.1 million as compared to the same period of 2000. This increase is principally attributed to increased personnel related costs and sales commissions of $6.0 million associated with the growth in sales and marketing staff offset by a decrease in advertising and marketing expenses of $3.8 million.


General and Administrative

General and administrative expenses consist primarily of compensation and occupancy costs for executive, financial, legal, tax and support personnel, travel, and bad debt costs. General and administrative expenses amounted to $29.1 million for the nine-months ended September 30, 2001 and $17.1 million for the nine-months ended September 30, 2000, an increase of $12.1 million or 71%. This increase resulted from increased personnel costs of $1.6 million to support the expansion of the customer base and the overall growth of the business, an increase of $0.7 million in services provided by Bridge under an Administrative Services agreement and an increase of $2.1 million in taxes and licenses expense related principally to property taxes on network assets. Bad debt expense amounted to $0.7 million in 2000 versus $8.3 million for the nine-months ended September 30, 2001.

Non-cash Equity-based Compensation

Non-cash equity-based compensation expense was $9.9 million for the nine-months ended September 30, 2001, a decrease of $2.5 million from the nine-months ended September 30, 2000. These expenses represent the amortization charge to earnings for the difference between the imputed fair market value of our common stock and the exercise price for options granted to employees and non-employee members of our Board of Directors on various dates in early 2000 and late 1999, as well as options granted to employees of Bridge in 1999 and 2000.

Depreciation and Amortization

Depreciation and amortization expense was $67.9 million for the nine-months ended September 30, 2001, an increase of $26.1 million from the nine-months ended September 30, 2000. This increase resulted primarily from $21.5 million in increased depreciation on the network acquired on February 18, 2000 and subsequent network equipment acquisitions.

Interest

Interest income amounted to $0.7 million in the nine-months ended September 30, 2001, a decrease of $4.7 million from the nine-months ended September 30, 2000. Interest expense for the period ended September 30, 2001 amounted to $20.1 million, an increase of $14.6 million from the comparable period in 2000. This increase is attributable to interest expense on capital equipment financing incurred since the acquisition of the Internet protocol network in February 2000 and convertible senior secured notes and the write-off of deferred financing charges.

Net Loss.

The net loss for the nine-months ended September 30, 2001 was $261.1 million, or $2.84 basic and fully diluted loss per share, an increase of $ 148.4 million from the net loss for the nine-months ended September 30, 2000 of $ 112.7 million, or $1.31 per share. The primary reasons for the increase in net loss are:

   o Asset impairment charges of $89.6 million and restructuring charges of $4.8 million and writedown of deferred financing charges of $3.8 million.

   o The $26.1 million increase in depreciation and amortization expense due primarily to the acquisition of the Internet protocol network from Bridge and other network equipment.

   o Increased sales and marketing expenses of $3.1 million related to growth in staff.

   o Increased general and administrative expenses of $12.1 million related to growth in staff, increased property taxes, and increased bad debt expense.

   o An increase in interest expense of $14.6 million related to capital equipment financing and convertible senior secured notes.

   o A decrease in interest income of $4.8 million related to a decrease in invested cash.


LIQUIDITY AND CAPITAL RESOURCES

We generated negative cash flows from operations of $57.8 million and $42.0 million for the nine-month periods ended September 30, 2001 and 2000, respectively. This increase in negative cash flow primarily resulted from personnel costs, sales and marketing efforts, general and administrative enhancements, and cash interest costs necessary to support the increase in our customer base, internal infrastructure support and growth, and financing costs for network equipment purchases.

Net cash used in investing activities for the nine-months ended September 30, 2001 was approximately $22.4 million, which primarily reflects the purchase of network equipment and data center construction. Amounts owed to Bridge have been applied, pursuant to existing rights of offset, against the outstanding receivable from Bridge as of September 30, 2001.

Capital expenditures for fixed assets totaled approximately $22.4 million in the nine-month period ended September 30, 2001, excluding approximately $10.4 million that has been financed under existing financing arrangements and $15 million accrued but unpaid as of September 30, 2001, $12 million of which represents sales tax liabilities due over 7 years. We expect to incur capital expenditures of approximately $2 million for the remainder of 2001 to support the anticipated growth in our customer base.

The Company has leased other network equipment under a number of capitalized lease obligations directly with GECC. Beginning in April 2001, we did not make the monthly payments aggregating approximately $1.7 million per month under those leases causing a default in our agreement with GECC. On May 21, 2001, we obtained a default waiver from GECC for all payments due under these lease obligations for the months of April through August 2001. In consideration for granting the waiver, SAVVIS immediately paid a $0.2 million fee. An additional $0.2 million was paid on October 18, 2001. On August 29, 2001 the waiver was extended to September 30, 2001 and expired on that date. We are presently in discussions with GECC to restructure our obligations to them. A portion of the Company's network assets may be subject to repossession by GECC subsequent to the expiration of the waiver, which in turn, could cause a disruption in our services being provided to our customers.

In 2000, we entered into a Term Loan with Nortel for the financing of approximately $235 million of network equipment, installation services and third party expenses. Also in 2000 we entered into an agreement with Nortel to purchase and take delivery of products and services from Nortel in the amount of $155 million from the date of the agreement through December 31, 2003, and we entered into an arrangement with Level 3 to purchase IRU segments in Level 3's fiber network. The arrangement with Level 3 stipulates payments to Level 3 totaling approximately $36.2 million, of which $11.5 million has been paid to Level 3, which amounts were funded by drawings on the Term Loan. As of September 30, 2001, we have drawn approximately $85 million under the Term Loan, including approximately $4 million in August 2001. All amounts drawn have been recorded in notes payable - current, because of our default under the agreement. In connection with the Reuters financing (as discussed below), the Company has paid the past due interest and commitment fees due through August 31, 2001. As a result, Nortel rescinded the acceleration of the Term Loan September 30, 2001, waived all defaults under the Term Loan through September 2001, deferred all payments of interest from April 1, 2001 through September 30, 2001 and modified certain other provisions of the Term Loan including limiting the Company's ability to incur any additional debt. Nortel's waiver of defaults under the Term Loan expired on September 30, 2001. The Company is presently in discussions with Nortel and Level 3 regarding the termination of the existing agreements and the restructuring of the Term Loan.

On February 20, 2001, Welsh Carson purchased $20 million of 10% convertible senior secured notes due 2006, convertible into common stock at $1 5/16 per share. The notes are collateralized by the Company's data center building located in St. Louis, MO. Interest is payable in kind, compounded on a semi-annual basis, in the form of additional notes, which are convertible into common stock at a conversion price of $1 5/16 per share commencing August 31, 2001 through maturity. Under the terms of the notes, Welsh Carson has the right to declare the notes due and payable upon the acceleration of any of our other indebtedness. As a result of the Nortel acceleration, these notes have been classified as currently due in the September 30, 2001 balance sheet. In connection with the Reuters financing, we obtained a waiver of the acceleration provisions through September 30, 2001.

On May 16, 2001, the Company entered into a Securities Purchase Agreement with Reuters SA. Reuters SA agreed to purchase up to $45 million of 12% convertible senior secured notes due 2005 which are convertible into common stock at $1.35 per share. $10 million of notes were issued on each of May 16, 2001 and on June 1, 2001 and $7.5 million on July 2, 2001, $2.5 million on August 1, 2001, and $7.5 million on September 4, 2001.

In connection with the asset purchase agreement between Bridge and Reuters, Reuters has entered into an agreement with SAVVIS under which SAVVIS would provide Internet Protocol network services, Internet access, and co-location services for a period of five years. The agreement calls for a minimum purchase of these services of $96 million in year one, $90 million in year two, $84 million in year three, and $48 million in each of years four and five, for a total of $366 million less payments made by Bridge for SAVVIS between May 3, 2001 and September 28, 2001. Also pursuant to this agreement, the network must perform in accordance with specific quality of service standards. In the event we do not meet the required quality of service levels, Reuters would be entitled to credits, and, in the event of a material breach of such quality of service levels, Reuters would be entitled to terminate the network services agreement.

We anticipate the global monthly billings under the Reuters network services agreement initially to be approximately $10 million per month.

In connection with the MoneyLine Asset Acquisition, MoneyLine has entered into a binding letter of intent to enter into a network services agreement with SAVVIS. The letter of intent calls for MoneyLine to buy $200 million of services according to the following minimums: $70 million in year one, $50 million in year two, $35 million in year three, $25 million in year four, and $20 million in year five. We expect billings initially to be approximately $6 million per month. The Company expects the existing network services agreements between Bridge and SAVVIS will be terminated in the near future.

We have arrangements with various suppliers of communications services that require us to maintain minimum spending levels some of which increase over time. Our remaining aggregate minimum spending level is approximately $12 million, $57 million, $58 million, $40 million and $13 million in years 2001 to 2005, respectively. SAVVIS' current spending levels under these agreements are in excess of the spending commitments. The majority of these minimum-spending commitments have already been exceeded for the year 2001. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of September 30, 2001, the maximum termination liability would amount to approximately $132 million.

We may meet our funding needs beyond 2001 through a combination of equity investments, debt financings, renegotiation of repayment terms on existing debt and sales of assets and services. We have retained Merrill Lynch & Co. to advise us in our discussions with potential strategic partners.

If the Company is successful in raising additional funds, we plan to manage our working capital requirements by implementing changes intended to improve operating results in future periods. These changes may include additional personnel reductions, elimination of non-essential expenditures, and compensation freezes. The Company will continue to evaluate its performance to identify additional areas of working capital savings that may be available. SAVVIS has retained Merrill Lynch & Co. as a financial advisor to assist in exploring financing alternatives and/or the sale of the Company. No assessment can be made of the likelihood that the Company's plans to manage its working capital requirements or Merrill Lynch's review will lead to plans and actions which management can effectively implement or if implemented, any such plans and actions will result in the Company continuing as a going concern.

Assuming Reuters, Moneyline and our other customers continue to make payments to us for services rendered and that our principal creditors do not accelerate the debts we owe to them, we should have enough cash to sustain our operations through December 2001. Based upon our current operating plans and assuming we do not proceed with the fiber network deployment, we will require approximately $70 million to fund our operating losses, working capital needs and capital expenditure requirements through the end of 2002. Should we be unsuccessful in our efforts to raise additional capital, we may be required to cease operations or declare bankruptcy.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures relate to changes in interest rates. As we have continued to expand our business internationally, we are also exposed to changes in foreign currency exchange rates.

We have financial instruments that are sensitive to changes in interest rates, including our note payable to Bridge and a number of network equipment financing arrangements. These instruments were entered into for other than trading purposes, are denominated in U.S. Dollars, and, with the exception of amounts drawn under the Term Loan facility with Nortel, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the Nortel Term Loan facility bear interest at a market-based variable rate. The basis for the variable rate is selected by the Company, along with the interest rate period, which may range from overnight to six months. At the end of the interest rate period, the rate is reset in accordance with the Company's selection and changes in market rates. Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of September 30, 2001, the aggregate fair value of our borrowings approximated their carrying value.

Prior to our purchase of the network assets from Bridge in February 2000, changes in foreign exchange rates did not impact our results of operations. For the nine-months ended September 30, 2001, approximately 23% of our total service revenue was derived from operations outside the United States and approximately 21% of our total data communications and operations costs were incurred outside the United States. Because our foreign revenue closely matched our foreign costs, changes in foreign exchange rates did not have a material impact on our results of operations in this quarter. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and other actions arising from the Bridge Bankruptcy and the Company's lack of funding. These proceedings and actions relate primarily to the non-payment of certain amounts due to the Company's vendors, all of which have been accrued. While the results of such proceedings and actions cannot be predicted, management believes, based on the advice of legal counsel, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on the Company's financial position, results of operations or cash flows other than disclosed in these financial statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Between July 1, 2001 and September 30, 2001, we granted options to purchase 43,000 shares of our common stock each at an exercise price of $0.70 per share, and options to purchase 59,500 shares, each at an exercise price of $0.72 per share and options to purchase 82,000 shares each at an exercise price of $0.99 per share. All of these options were granted pursuant to our 1999 Incentive Stock Option Plan. These issuances were effected in transactions not subject to, or exempt from, the registration requirements of the Securities Act of 1933, and these transactions were effected without the use of an underwriter.

During the quarter ended September 30, 2001, proceeds of approximately $10 thousand were generated from the exercise of options for 19,875 shares of our common stock. There were no significant expenses, underwriting discounts or commissions attributable to these proceeds. We used the proceeds for general working capital expenses incurred in the ordinary course of business. These options had been granted under our 1999 Incentive Stock Option Plan. We issued the shares in reliance on the exemption from registration provided by Rule 701 under the Securities Act of 1933.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During 2000, the Company entered into a financing and a purchase agreement with Nortel. This agreement called for the Company to purchase and take delivery of products and services in the amount of $235 million from the date of the Agreement through December 31, 2003. As of September 30, 2001, the Company has drawn approximately $85 million under this financing arrangement for the purchase of equipment and services and other third-party costs. The Bridge bankruptcy filing represented a default under this facility and resulted in the automatic acceleration of all amounts outstanding. On June 30, 2001, the Company defaulted on the payment of approximately $1.2 million of interest and commitment fees due to Nortel under the term loan. On May 21, 2001, the Company and Nortel entered into an amendment to the agreement, providing for, among other things, a waiver of the existing defaults under the agreement through the earlier of August 31, 2001 or the occurrence of certain specified events. On September 4, 2001, this waiver was extended to September 30, 2001 and the Company paid all past due interest through August 31, 2001. The waiver has now expired and accordingly the Company is in default under the agreement.

The Company has leased network equipment under a number of capitalized lease obligations directly with GECC. Beginning in April 2001, the Company did not make the monthly payments aggregating approximately $1.7 million per month under those leases causing a default in the Company's agreement with GECC. On May 21, 2001, the Company obtained a default waiver from GECC for all payments due under these lease obligations for the months of April through the earlier of September 30, 2001 or the occurrence of certain specified events. In consideration for granting the waiver, SAVVIS immediately paid a $.2 million fee. An additional $0.2 million was paid on October 18, 2001. On August 29, this waiver was extended to September 30, 2001. The waiver has now expired and accordingly the Company is in default under the agreement.A portion of the Company's network assets may be subject to repossession by GECC, which in turn, could cause a disruption in the Company's services being provided to its customers.

The defaults under these agreements also constitute an event of default under the terms of the convertible senior secured notes issued to Reuters SA and Welsh Carson.

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. None.

EXHIBIT INDEX

Number   Exhibit Description
------   -------------------

3.1*     Amended and Restated Certificate of Incorporation of the Registrant

3.2* Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant

3.3*     Amended and Restated Bylaws of the Registrant

4.1*     Form of Common Stock Certificate

10.1 Agreement Regarding the Supplemental Terms of the Interim SAVVIS Financing as Approved by the May 3, 2001 Order of the United States Bankruptcy Court for the Eastern District of Missouri.

10.2 First Amendment to Amended and Restated Credit Agreement, dated as of May 21, 2001, by and among the Registrant, SAVVIS Communications Corporation, a Missouri corporation and Nortel Networks Inc. and the lenders named therein.

10.3 First Amendment to Amended and Restated Pledge and Security Agreement, dated as of May 21, 2001, by and between SAVVIS Communications Corporation, a Missouri corporation and Nortel Networks Inc., as administrative agent for the lenders.

10.4+ Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited.

10.5+ Transitional Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited.

10.6+ Co-location Agreement, dated as of September 28, 2001, by and between SAVVIS Communications Corporation, a Missouri corporation, and Reuters America Inc.

10.7 Ground Lease, effective as of February 18, 2000, by and between SAVVIS Communications Corporation, a Missouri corporation, and Reuters America Inc.

11.1 Calculation of Basic and Diluted per share and weighted average shares used in EPS calculation


* Incorporated by reference to the same numbered exhibit to SAVVIS' Registration Statement on Form S-1, as amended (File No. 333-90881).


+ A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.


(b) Reports on Form 8-K On July 17, 2001, SAVVIS filed a Current Report on Form 8-K. This Report was amended on July 18, 2001 and July 20, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SAVVIS Communications Corporation



Date    November 14, 2001               By:  /s/  Robert McCormick
     -------------------------        ---------------------------------------
                                      Robert McCormick
                                      Chief Executive Officer

Date      November 14, 2001             By:  /s/  David J. Frear
     -------------------------        ---------------------------------------
                                      David J. Frear
                                      EVP & Chief Financial Officer