Form 10-Q/A
period 2001-09-30
SAVVIS COMMUNICATIONS CORP
filed 2001-11-29
CIK 1058444

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

EXPLANATORY NOTE:

SAVVIS Communications Corporation hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, as filed with the Securities and Exchange Commission on November 14, 2001, to amend item 6 and to re-file the Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited as an exhibit.

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

EXHIBIT INDEX

Number   Exhibit Description
------   -------------------

3.1*     Amended and Restated Certificate of Incorporation of the Registrant

3.2* Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant

3.3*     Amended and Restated Bylaws of the Registrant

4.1*     Form of Common Stock Certificate



10.1** Agreement Regarding the Supplemental Terms of the Interim SAVVIS Financing as Approved by the May 3, 2001 Order of the United States Bankruptcy Court for the Eastern District of Missouri.

10.2** First Amendment to Amended and Restated Credit Agreement, dated as of May 21, 2001, by and among the Registrant, SAVVIS Communications Corporation, a Missouri corporation and Nortel Networks Inc. and the lenders named therein.

10.3** First Amendment to Amended and Restated Pledge and Security Agreement, dated as of May 21, 2001, by and between SAVVIS Communications Corporation, a Missouri corporation and Nortel Networks Inc., as administrative agent for the lenders.


10.4+ Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited.


10.5+** Transitional Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited.

10.6+** Co-location Agreement, dated as of September 28, 2001, by and between SAVVIS Communications Corporation, a Missouri corporation, and Reuters America Inc.

10.7** Ground Lease, effective as of February 18, 2000, by and between SAVVIS Communications Corporation, a Missouri corporation, and Reuters America Inc.

11.1** Calculation of Basic and Diluted per share and weighted average shares used in EPS calculation

* Incorporated by reference to the same numbered exhibit to SAVVIS' Registration Statement on Form S-1, as amended (File No. 333-90881).

** Previously filed as part of the Form 10-Q for the quarterly period ended
   September 30, 2001.


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


Date    November 29, 2001               By:  /s/  Robert McCormick
     -------------------------        ---------------------------------------
                                      Robert McCormick
                                      Chief Executive Officer

Date     November 29, 2001              By:  /s/  David J. Frear
     -------------------------        ---------------------------------------
                                      David J. Frear
                                      EVP & Chief Financial Officer