Form 10-K
period 2001-12-31
SAVVIS COMMUNICATIONS CORP
filed 2002-03-29
CIK 1058444

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-K

[X] ANNUAL  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2001

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2002 was approximately $32,900,000.

     The number of shares of the registrant's common stock outstanding as of March 15, 2002 was 94,025,382.

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     Portions of the definitive proxy statement for the 2002 annual meeting of stockholders to be held on June 7, 2002, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III, Items 10-13 of this Form 10-K.
================================================================================

                       SAVVIS COMMUNICATIONS CORPORATION


                               TABLE OF CONTENTS


                                                                                             PAGE
                                                                                            -----
PART I
  Item 1.    Business .....................................................................   3
  Item 2.    Properties ...................................................................  32
  Item 3.    LegalProceedings .............................................................  33
  Item 4.    Submission of Matters to a Vote of Security Holders ..........................  33
PART II
  Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ........  34
  Item 6.    Selected Financial Data ......................................................  35
  Item 7.    Management's Discussion and Analysis of Financial Condition and Results of      37
             Operations ...................................................................
  Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ...................  49
  Item 8.    Financial Statements and Supplementary Data ..................................  49
  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure ...................................................................  49
PART III

  Item 10.   Directors and Executive Officers of the Registrant ...........................  50
  Item 11.   Executive Compensation .......................................................  52
  Item 12.   Security Ownership of Certain Beneficial Owners and Management ...............  53
  Item 13.   Certain Relationships and Related Transactions ...............................  53
PART IV

  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ..............  54
             Signatures ...................................................................  60
             Index to Consolidated Financial Statement ....................................  F-1

                                    PART I

ITEM 1. BUSINESS.

 Cautionary Statement

     Some of the statements contained in this Form 10-K discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. Any statements in this report that are not statements of historical facts, are intended to be, and are, "forward-looking statements" under the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual events to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called "forward-looking statements" by our use of words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "intend" or "potential" or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause actual events or results to be materially different from the forward-looking statements include those discussed under the heading "Business--Risk Factors" and throughout this Form 10-K. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-K and the information incorporated by reference in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     The terms "SAVVIS," "we," "us," "the Company," and "our" as used in this report refer to SAVVIS Communications Corporation, a Delaware corporation, formerly SAVVIS Holdings Corporation, and its subsidiaries, except where by the context it is clear that such terms mean only SAVVIS Communications Corporation.

OVERVIEW

     SAVVIS  is  a global network service provider ("NSP") that delivers IP VPNs
(virtual   private   networks),   Internet  services,  and  managed  hosting  to
medium-sized enterprises and the financial services market.

     o    The   mid-market,   which   is   underserved   by   traditional   data
          communications carriers, is the fastest growing segment of the IP VPN market.

     o In financial services, SAVVIS is a leading provider of high-performance networking services, including Financial Xchange(SM), which delivers speed-to-market advantages through connectivity to more than 4,700 financial institutions worldwide.

     SAVVIS' services are briefly described below:

     o MANAGED IP VPNS combine the advantages of private networks (reliability, performance and security) with the popular features of the Internet (scalability and flexibility), at a price often less than both. Enterprises can connect their offices, partners, remote employees and telecommuters over an affordable private network, which was named Product of the Year for 2001 by the editors of Network Magazine. SAVVIS was selected over well-known VPN providers such as ATT, WorldCom, Sprint and Genuity.

     o INTERNET ACCESS bypasses the bottlenecks of the Internet, based on SAVVIS' award-winning PrivateNAP(SM) architecture. This service is available in both managed and unmanaged offerings.

     o MANAGED HOSTING allows our customers to outsource their mission-critical content in a highly secure, fault tolerant data center environment. SAVVIS can satisfy both complex hosting needs with its a la carte service offering, as well as provide pre-packaged solutions for web, enterprise and database applications that can be installed in a few as 5 days.

HISTORY

     SAVVIS began commercial operations in 1996, offering Internet access services to local and regional Internet service providers. We pioneered the use of Private Network Access Points ("PrivateNAPs(SM)"), where SAVVIS exchanges data through dynamic "on net" connections with the other major Internet network providers. PrivateNAPs(SM) dramatically minimize latency and packet loss by bypassing the PublicNAPs, which are the bottlenecks of the Internet.

     In April 1999, SAVVIS was acquired by Bridge Information Systems ("Bridge"), a global provider of real-time/historical financial information, as well as news about stocks, bonds, foreign exchange and commodities. Bridge constructed a highly redundant, fault tolerant network based on Internet protocol ("IP") and asynchronous transfer mode ("ATM") technologies to provide its services to some of the largest financial companies and institutional investors in the world. In September 1999, the two networks were combined: the original SAVVIS network, which was constructed to provide high quality Internet access in the United States, and the IP network of Bridge, which had been constructed to meet the exacting requirements of the financial services industry worldwide. Both of these networks have been operational since 1996 and we refer to the combined network as the "SAVVIS Intelligent IP Network(SM)."

     On February 18, 2000 simultaneously with the completion of our initial public offering, we acquired the Internet protocol network assets of Bridge, for total consideration of approximately $150 million, and the employees of Bridge who operate that network were transferred to us. This transaction significantly expanded our managed IP VPN services, which we began offering in September 1999.

     We currently provide IP VPN, Internet access and hosting services directly to approximately 1,500 customers. Each of these services is described below:

NETWORK-BASED IP VPNS

     Three months after our IPO, SAVVIS enhanced our IP VPN offerings by introducing network-based IP VPN services across our entire global platform. SAVVIS was the first global network service provider to provide IP VPNs that were network-based, i.e., the "intelligence" needed to make networking decisions resides inside our network, rather than residing inside complex hardware at the customer's premises.

     The SAVVIS Intelligent IP Network(SM) architecture, which interconnects over 6,000 buildings in 121 of the world's major commercial cities in 45 countries, is based on the unique marriage of two technologies:

     o ATM which supports the transmission of all kinds of content and allows data to be prioritized, and

     o IP, a communications protocol that is a core element of the Internet and is used on computers, but that cannot reliably deliver real-time data currently, unless operated over an ATM network, such as the SAVVIS Intelligent IP Network(SM).

     We believe that the widely predicted growth in Internet-based IP VPNs was not realized because of the inherent unpredictable performance of the Internet, which SAVVIS' unique architecture solves. SAVVIS' Intelligent IP Networking(SM) combines the security, reliability and performance of private networking with the affordability and flexibility of the Internet, delivering the ultimate solution demanded by businesses. Cahners, an Industry Analyst firm, now predicts that network-based VPNs will become the most prevalent IP VPN implementation, growing to 90% of the networks implemented by 2003. With over 475 customers and $200 million in revenue in this new category, SAVVIS is leading the way in this market.

     SAVVIS' Intelligent IP Networking(SM) platform has four other significant distinctions:

   o First, the service is simple to deploy and easy to scale because there are no complicated meshing, since the routing and firewalling are virtual services, provided by the "intelligence" in-net.

   o Second, SAVVIS can provide numerous networking solutions over a single connection to the network, enabling customers to save on expensive "local loop" charges, as well as quickly and cost-effectively change their networking requirements as their business changes;

   o Third, customers can manage their data services costs by assigning high Quality of Service ("QoS") levels to mission-critical applications and lower QoS to less time-sensitive applications such as e-mail. Other carriers force the customer to pay for the highest common denominator, since they do not have the flexibility to ascribe different QoS levels to each application.

   o Fourth, SAVVIS' Network Creation System enables us to easily design, implement and change parameters on customer's individual networks without
     adding   costly   overhead,   thereby  enabling  us  to  keep  our  prices
     competitive.

     All of this capability is provided with simplified pricing more in line with the price structure of the Internet. Furthermore, the customer does not need technical staff at each location, which provides further price benefits. Unburdened by complex IT requirements, businesses can focus on their core competencies.

     We charge each customer an initial installation fee that typically ranges from $500 to $5,000 and a monthly fixed fee that varies depending on the services provided, the bandwidth used, and the QoS level chosen. Our customer agreements are typically for 12 to 36 months.

     Our revenue is derived primarily from the sale of IP VPN services. Our two largest customers, Reuters plc ("Reuters") and MoneyLine Telerate represent approximately 75% of our revenues. Reuters and MoneyLine Telerate acquired substantially all of the operating assets of Bridge in September and October 2001, respectively. Reuters and MoneyLine Telerate have each entered into network service agreements with us providing for aggregate minimum revenue commitments over five years totaling $566 million, less payments made by Bridge to the Company in the period from May 3, 2001 to September 28, 2001. Prior to October 2001, Bridge, which filed for bankruptcy in February 2001, was our largest customer (representing approximately 80% of our revenues) and our largest shareholder (holding approximately 48% of our outstanding common shares). Through December 31, 1999, our revenue was primarily derived from the sale of Internet access services to local and regional Internet service providers in the United States. Beginning in late 1998, we expanded our service offering to corporate customers as well.

INTERNET ACCESS

     SAVVIS offers a wide range of Internet access options designed to meet the needs of businesses of all sizes. From its inception in 1995 as a national Internet service provider, SAVVIS designed its global network infrastructure to deliver the superior performance, reliability and security demanded by companies for whom data transmission is critical to success. Surpassing 36 other well-known service providers, SAVVIS was rated #1 in network performance for the second year in a row by Keynote Systems, Inc., an independent ISP auditor, as reported in the Boardwatch Magazine Year 2000 Directory of Internet Service Providers

     SAVVIS pioneered the use of strategically located Private Network Access Points ("PrivateNAPs(SM)") to provide businesses with the most direct route on the Internet. Today, SAVVIS has 13 PrivateNAPs on our network, including its first European PrivateNAP in London and a PrivateNAP in Singapore.

     SAVVIS has also deployed 142 Points of Presence ("POPs"), and the global network currently reaches 121 cities in 45 countries. POPs bring the edge of the network closer to customers and provide cost-effective geographic outreach. Customer traffic is then routed through a PrivateNAP, directly reaching the ultimate Internet destination over 95% of the time, rather than traversing multiple PublicNAPs as most competitive ISPs must do in order to reach the desired location.

     SAVVIS offers both fully managed Internet solutions, as well as Internet access. With managed solutions, we provide all of the equipment, installation and technical support to manage the circuit. These solutions also provide the flexibility that growing companies need, as they can add new Internet applications or increase their bandwidth virtually instantaneously.

MANAGED HOSTING

     Intelligent Hosting(SM) services round out SAVVIS' integrated package of outsourced solutions, bringing to the commercial market more than five years' experience in managing over 20,000 servers for the financial services industry. Although simple shared hosting and colocation services have dominated the market to date, analysts estimate that managed and custom hosting will capture the lion's share of revenues by 2004.

     Four   characteristics   drive  businesses'  decision-making  for  hosting:
reliable,   high-performance   Internet   connectivity;  data  center  security;
scalability; and the ability to monitor performance at the site.

     Data Center Availability and Connectivity: SAVVIS has built 150,000 square feet of data center facilities around the globe, with the highest levels of security, redundancy, availability and on-site support. We believe that no other hosting service provider offers guaranteed 100% availability to the hosting environment, 100% available connectivity to the Internet and 99.9% availability to systems. The company's main data center is in St. Louis, with regional centers in San Francisco, London, Singapore and Toronto.

     Security and Performance: Power failures, fires, earthquakes, intrusions, inadvertent tampering and other forces can compromise data. SAVVIS' data centers have taken safeguards against these possibilities. For instance, in the St. Louis data center, walls are constructed with reinforced concrete four-feet thick; tanks hold 20,000 gallons of diesel fuel to protect against power outages; the Center is built to withstand an earthquake of 7.5 on the Richter scale. SAVVIS' Intelligent Hosting is further differentiated by the patented Intelligent RackTM enclosure, which sets a new standard for physical security. The Intelligent Rack is standard in all SAVVIS data centers and features a
card-based   reader   that   provides   access   control,   authorization   and
authentication capabilities.

     Superior Scalability: SAVVIS built its data centers to full capacity from day one, with connectivity to its backbone pre-provisioned to each of its Intelligent Racks. As a result, the company can bring up customers quickly and reliably, ensuring the scalability needed by rapidly growing companies.

     Integrated Site Monitoring and Reporting: Customers gain full visibility into their hosted environment through the SAVVIS Customer Command Center, which is a secure information portal that allows customers remote access to statistics and information regarding the performance of their site. The Customer Command Center is unique because it integrates hosting and network statistics.

     In addition to managed hosting services, SAVVIS also provides colocation at its Private Network Access Point (PrivateNAP(SM)) locations for companies that want direct access to the top ranked Internet backbone, but prefer to manage their own hosting environments.

MARKET OVERVIEW

     Market opportunity. As the Internet has emerged as a strategic business component, investment in Internet services has begun to increase dramatically. According to McKinsey, an independent research firm, the demand for dedicated Internet access services will grow to $16.3 billion by 2005, a 31% compound annual growth rate. In addition, demand for data transport services is growing rapidly as evidenced by International Data Corporation's estimate that Internet service providers' corporate access revenues will grow to $12 billion by 2003, a 32.5% compound annual growth rate.

     IP VPNs. The majority of business data communications today take place over private or managed corporate data and electronic data interchange networks. According to Infonetics, the market for IP-VPN's in the United States will grow to approximately $35 billion in 2004, of which fully $10 billion will be comprised of network-based IP VPNs, a market in which SAVVIS has a leadership position.

     Today, organizations employ local data networks, or local area networks, to interconnect personal computers and workstations. The highly successful use of local area networks for information-sharing, messaging and other applications has led organizations to deploy wide area networks aggressively, which effectively interconnect local area networks and replicate their functionality across a much broader geographic area. The demand for wide area networks has grown as a result of today's competitive business environment. Factors stimulating higher demand include the need to provide broader and more responsive customer service and to operate faster and more effectively between operating units, suppliers and other business partners. In addition, as businesses become more global in nature, the ability to access business information across the enterprise has become a competitive necessity.

     Internet network services. Since the commercialization of the Internet in the early 1990s, businesses have rapidly established corporate Internet sites and connectivity as a means to expand customer reach and improve communications efficiency. Internet access service is still a fast growing segment of the global telecommunications services market. According to International Data Corporation, the number of Internet users worldwide is forecasted to grow to over 600 million by the year 2003. Internet access services represent the means by which Internet service providers interconnect users to the Internet or to corporate intranets and extranets. Access services include dial-up access for mobile workers and small businesses and high-speed dedicated access used primarily by mid-sized and larger organizations. In addition to Internet access services, Internet services providers are increasingly providing a range of value-added services, including shared and dedicated web hosting and server colocation, security services, and advanced applications such as IP-based voice, fax and video services.

     Convergence between the Internet and corporate data networking. Today, many businesses are utilizing Internet-related services as lower-cost alternatives to several traditional telecommunications services. The near ubiquity and relatively low cost of the Internet have resulted in its widespread use for specific applications, most notably web access and e-mail.
IP has become the communications protocol of choice for the desktop and for local area networks. As a result, IP wide area network implementation requires no protocol conversion, reducing overhead and improving performance. Many corporations are connecting their remote locations using intranets to enable more efficient communications with employees, providing remote access for mobile workers and reducing telecommunications costs by using value-added services such as IP-based fax and video-conferencing.

     Rapid growth in e-commerce. While most corporations' early use of the Internet in e-commerce was to establish an Internet marketing presence, businesses today are using the Internet much more aggressively to: generate new revenues, increase efficiency through improved communications with suppliers and other third parties, and improve internal communications. The rapid growth of e-commerce encompasses both business-to-business and business-to-consumer communications and transactions, and the projected growth of these markets over the next five years is dramatic. Forrester Research, Inc. projects that the market for business-to-business e-commerce will grow to $1.3 trillion in 2003. In addition, Forrester Research, Inc. projects that the market for business-to-consumer e-commerce will grow to $108 billion over the same period.


     Outsourcing of IP based services. In order to capitalize fully on the new opportunities presented by the Internet and e-commerce, businesses will require high quality, reliable and flexible data communications and infrastructure services capable of supporting mission-critical applications. We believe that an increasing number of businesses will seek to outsource these services to third-party providers for several reasons. First, the rapid growth of Internet-related businesses has created a shortage of information technology personnel skilled in IP and e-commerce development. Second, many companies believe that establishing leadership in their industry with respect to IP based services is important to the future of their business. Given this posture, time to market is critical and turning to a specialized, third-party provider can often shorten time to market. Finally, many infrastructure services require significant up-front investment. Many companies will choose to preserve their capital to invest in activities that are integral to their business strategy and seek to develop their infrastructure by purchasing services rather than investing in networks, systems and equipment.

     Rapid growth in colocation and web site hosting. Businesses of all sizes historically house, maintain and monitor their own web and content servers. As IP-enabled applications became mission-critical, larger, more difficult to develop, and maintain and required increasing amounts of investment, a substantial number of businesses began to outsource their colocation and hosting requirements to third parties. Forrester Research, Inc. projects that the managed hosting business will grow from approximately $3.7 billion in 2002 to almost $20 billion by 2004. We believe that companies seeking IP expertise, high levels of security, fault-tolerant infrastructure, local and remote support, and the cost benefits of a shared infrastructure will be most likely to outsource these services.

BUSINESS STRATEGY

     Our   objective  is  to  tap  the  rapidly  growing  market  for  reliable, high-speed IP VPN's, Internet, and managed hosting services. Specifically, we intend to:

     Establish SAVVIS as a leading provider of public and private IP transport solutions for business-to-business communications. We intend to market a combination of our Intelligent IP Networking(SM) services, Intelligent Hosting(SM) and Internet services to meet the demand in the market. We see customers demanding a combination of Internet, extranet and intranet networking services and believe our Intelligent IP Networking(SM) platform and Private NAP(SM) architecture sets us apart from the competition in meeting the demand.

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

     Capitalize on the demand for outsourced services in the VPN, Internet, and managed hosting markets. Data communications and the Internet are mission-critical to thousands of businesses worldwide and, according to industry studies, the market for these services continues to grow rapidly. Corporations are continually expanding and enhancing existing networks and deploying new services in response to this growth. By providing a wide range of services for Internet, hosting and managed data networking services, we offer a single source solution to the key challenges faced by corporate information technology managers implementing Internet, intranet and extranet applications. We are focused on the demand for simple, flexible solutions, and our market-leading IP-VPN products and managed hosting services to allow us to address heretofore untapped segments of the business market.

     Provide the Application Infrastructure Platform support utilizing the SAVVIS Intelligent Hosting(SM) services to meet customers e-commerce requirements, and to complement our IP transport solutions. Many customers are establishing new or more robust Internet, extranet and intranet sites and want their service provider to provide the application infrastructure platform for their servers, operating system and application software. SAVVIS is focused on providing full management of the customers' application platform, hosted in our state-of-the-art data centers in St. Louis, San Francisco, Toronto , London and Singapore. In addition, we intend to provide both private and public IP transport to the customers hosted site.

     Grow domestic and international distribution channels. We intend to grow our distribution channels aggressively, by expanding our direct channel as well as utilizing alternate channels. We intend to continue to increase the size of our direct sales force for VPN, Internet and managed hosting services. We have entered into agreements with multiple partners, including Science Applications International Corporation (SAIC), PRIMUS Telecommunications Group and QuantumShift to resell our services and will continue to sign up additional partners in 2002.

     Leverage our network and PrivateNAPs(SM) infrastructure which include industry-leading "intelligence" built into our platform. We have completed a major build out of our global network, now reaching 121 cities in 45 countries. Four new PrivateNAPs(SM) were added to the network, including a PrivateNAP(SM) in Singapore and the industry's first European PrivateNAP(SM) in London, for a total of 13 currently in operation. Since the launch of our Intelligent IP Network(SM) architecture last May, which puts the "smarts" inside our network instead of in customer premises equipment, we have deployed 58 Nortel Networks Shasta 5000 BSNs. The network also is powered by 324 Lucent ATM backbone switches; 1,747 Lucent ATM edge devices; and 13,254 Nortel, Cisco and digital subscriber lines ("DSL") edge routers.

     Provide enabling infrastructure for e-commerce services. We believe that many of our target customers, particularly financial services companies, are aggressively pursuing e-commerce strategies. We believe that our network architecture of ATM technology and PrivateNAPs(SM), provides highly available domestic and international managed data networking. As well, our managed hosting offering uniquely positions SAVVIS to help our customers capitalize on the substantial anticipated growth in e-commerce.

     Develop and market new services. We intend to continue to develop new services, such as IP based voice and video that will enable us to further leverage our network infrastructure and our customer base. For example, we have deployed ATM to the edge of our network and will aggressively deploy ATM devices at customer premises allowing for the provision of multiple network applications with different Quality of Service levels over the same local access lines and customer equipment. The deployment of these devices will allow our customers to combine services that they may currently buy from multiple vendors, each on a different network. We have also launched the industry's first network based IP VPN offering, and intend to continue to develop new tools, such as a web-based Network Creation System, to enable our customers to outsource the management of their intranets, extranets and Internet services to us, while maintaining control themselves.

SAVVIS SERVICES

     We designed the SAVVIS Intelligent IP Network(SM) to offer a guaranteed high level of performance for both Internet and data networking services. We deliver a comprehensive range of high performance, quality of service-differentiated products, including data networking, Internet access, intranets, extranets, e-business hosting and other services.

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

INTEGRATED NETWORK SOLUTIONS

     We put IP Intelligence into our network and extended the benefits all the way to the customer premises. This enables us to deliver functionality, security and performance to our customers, and enables our customers to customize our products according to their needs. Our customers need only to tell us who they want to talk to, which of four Quality of Service (QoS) levels is appropriate for each application, and how much bandwidth they require. SAVVIS then provides them with a bundled solution that delivers the security, flexibility and affordability they need.

     Until now, companies had to work with various service providers, forcing them to spend lots of time and money patching together different network configurations to address each of their multifaceted needs. But with the IP Intelligence in our network, we are able to integrate numerous networking strategies -- Internet, intranet, extranet and e-business hosting -- into one simplified and affordable solution over one local loop. Customers can take advantage of a full continuum of solutions, without having to manage customer premises equipment for routing or firewalling. Our customers can prioritize their applications and select the QoS level, from e-mail to video streaming.
Additionally, they can hook up to the Internet or roll out complex extranet applications, with a fully integrated networking solution from SAVVIS.

     Extranet Solutions. Much of business success depends on being able to exchange information and communicate with suppliers, partners and customers. SAVVIS' Intelligent IP Network(SM) platform enables our customers to choose between having their own private extranet or combining a private extranet with Internet access to off-net locations. Our customers can communicate and conduct transactions with multiple partners in a secure and managed environment, without having to spend lots of time and money deploying expensive premises-based security. With a SAVVIS extranet, they can take advantage of our networking capabilities, define who gets access to their community of users, and determine their own set of rules. We offer a broad range of ATM-based QoS levels and advanced network-based IP features, with security policies defined by the customer. The customer is in control, secure in the knowledge that their extranet application is running on the SAVVIS Intelligent IP Network(SM).

     Intranet Solutions. Intranet communications are confidential, highly proprietary information that need to be protected from competitors. Businesses need to maintain tightly controlled user rights and privileges. Until now, however, businesses only had one choice: spend money on expensive, inflexible traditional private networks, based on either frame relay or private lines. Today they have new choices. Now they can get intranet solutions that combine the security and performance of private networking with the flexibility and economy of the Internet. Once again, SAVVIS makes everything easy for them. Customers just need to define whom they want to connect to, choose one of four different QoS levels, and determine their bandwidth requirements. They won't have to waste money or resources deploying routers and firewall devices at each office location. SAVVIS will package everything into one simple, flexible bundled solution. In addition, customers can use the excess bandwidth of their local loop for extranet or Internet access.

     Internet Solutions. SAVVIS built its global Intelligent IP Network(SM) for high performance and reliability. Customer data speeds through a controlled, performance-guaranteed environment that completely bypasses the congested public Internet exchange points. Through our PrivateNAPs(SM), their data is directly connected, giving them the most direct route on the Internet and instantaneous access to the world. SAVVIS offers a wide range of Internet access options, including DS1, DS3, OC3 and Ethernet. Our customers are able to add new services easily or change existing applications by using the excess bandwidth of their existing access circuit to add or change applications virtually instantaneously.

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

     By selecting our hosting services, our customers are able to reduce capital expenditures for expensive networking equipment, eliminate the expense of supporting their Internet servers and avoid having to spend time and money on building a secure data center facility. Our customers get direct connectivity to the SAVVIS network -- giving them reliability, availability and security -- with no local loop charges, no routers or hubs charges and reduced staffing expenses. Also, we allow our customers to lease the equipment necessary to build their site, which helps to further reduce capital costs and scale the site for future business growth.

ACCESS ALTERNATIVES

     How a business connects to the Internet -- speed, performance and security -- can be crucial to its success. SAVVIS offers a wide range of scalable Internet access methods ranging from fractional DS-1 through OC-3, and SAVVIS also supports Ethernet access. Whether a customer is using the Internet to conduct business communications or e-commerce, they'll get Internet access that is of "mission critical" caliber with SAVVIS. Down the road, if they decide they also need an intranet or extranet, they will not need to design a whole new network. SAVVIS enables its customers to use the excess bandwidth of their existing access circuit to add or change applications virtually instantaneously. SAVVIS Internet access solutions include dedicated Internet connections (fractional DS1 through OC3). Our dedicated fractional DS1 access gives customers Internet connection speeds from 128Kbps up to 1.544Mbps. DS3 gives them speeds up to 45Mbps. And SAVVIS will support OC3 connectivity providing 155Mbps of bandwidth -- for high-volume businesses that need optimum connectivity 24 hours a days, seven days a week.

     Set Usage At A Fixed Monthly Cost. SAVVIS Internet access options give customers control over their usage and monthly cost. DS1 service is available in fractional increments from 128Kbps up to 1.54Mbps. DS3 service is available in fractional increments from 3Mbps up to 45Mbps. OC3 and OC12 services are sold on a case by case basis, until we install our fiber rings; then OC3, OC12 and OC48s will be available as standard products.


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

SALES AND MARKETING

     We contact potential new customers through our direct sales force and our lead referral program. Our direct salespeople together with our sales engineers develop sales proposals for potential new customers. After a sale is completed and the services are implemented, the client solutions team assumes the management of the customer relationship, handling support issues and selling additional services and connectivity as the customer's business grows.

     Direct Sales. Our direct sales force utilizes a "solution selling" approach, qualifying the customer's IP networking and hosting requirements. We then bring in product and engineering experts to design the final solution for the customer. Under this approach, we are able to manage the relationship effectively with the customer while utilizing more specialized resources to ensure that the right solution is proposed and implemented. All sales representatives take part in an extensive training program designed to develop in-depth technical expertise so they can better understand customers' complex networking needs and develop customized solutions. In addition, they participate in "solution selling" training to teach them the best techniques to qualify and sell the SAVVIS product line. We employ approximately seventy people in ten major cities in the U.S. and approximately eighty representatives based in Herndon, VA and St. Louis, MO. We also have small sales teams in Europe, Asia and Latin America, who are focused on direct sales and engaging alternate distribution channels.

     Lead Referrals. We believe that additional content providers will be interested in establishing lead referral programs. We seek to enter into relationships with content providers to enable them to deliver their services in a real-time, high quality manner and provide an incremental revenue opportunity through a lead referral commission.

     Alternate Channels. In addition to relationships with content providers, we are developing new distribution arrangements with small to large partners, including SAIC, Primus and QuantumShift. To help these companies compete in today's changing market, our alternate channels strategy provides companies with network infrastructure, sales and technical support and value added data services. Our partners have web access to our lead referral program, free marketing materials and collateral and an exclusive incentive promotion. Our channel partners will benefit by generating additional revenues, providing a more complete service bundle and reduce customer churn. We have identified distribution opportunities with Internet service providers,
competitive   local   exchange   carriers,   and   other   communications   and
Internet-related  companies  in  the  United  States,  Europe,  Asia  and  Latin
America.

     Client Solutions. Our client solutions team is responsible for customer relationship management. The team alerts customers when their bandwidth utilization approaches capacity and advises customers on methods to improve the performance and security of their network using additional SAVVIS services. This team is also able to cross-sell additional services to existing customers, such as advising on VPN and managed hosting solutions.

     Marketing. Our marketing programs are designed to build national and global awareness of the SAVVIS brand name and its association with high performance, high quality VPN, Internet and managed hosting services. We use brand awareness and direct marketing programs to generate leads, accelerate the sales process, retain existing customers and promote new products to existing customers. Our print advertisements are placed in trade journals, newspapers and special-interest publications. We participate in industry trade shows, from time to time. We also use direct mail, e-newsletters, widespread fax distributions, surveys, telemarketing, Internet marketing, on-line and on-site seminars, collateral materials, advertising, welcome kits and direct response programs to communicate with existing customers and to reach potential new customers. Our marketing programs are targeted at information technology executives, as well as senior marketing and finance managers. We closely track the impact and effectiveness of our primary marketing programs.

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

CUSTOMERS

     We currently provide services to approximately 1,500 customers. In September and October 2001 we entered into five year agreements with Reuters and MoneyLine Telerate providing for aggregate minimum revenue commitments of $566 million over the contract terms. These contracts replaced the monthly revenue from the Bridge network services agreement, which we entered into on February 18, 2000. Bridge, which was our largest customer through the fall of 2001, represented approximately 55% of our 2001 revenues. Reuters and MoneyLine Telerate represented approximately 12% and 6% respectively in 2001. No other individual customer accounted for more than 5% of our revenues during the year ended December 31, 2001. We also provide services to many financial service companies and mid-sized organizations.

     Our contracts with our customers are typically for one to three years in length. The Reuters and MoneyLine Telerate contracts are five-year contracts. Many of our customer contracts contain service level agreements that provide for service credits should we fail to maintain specified levels of quality.

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

     We believe our network architecture, proprietary routing policies and industry leading service level agreements provide our customers with very high service quality. We are able to offer our customers different levels of service priority for their different data transmission needs over one high-quality network. For example, e-commerce and real-time applications, such as market data delivery, voice service and video conferencing can be assigned higher quality of service levels, while other applications, such as e-mail, can be assigned a lower priority of service. By assigning the highest level of service only to mission-critical or real-time applications, customers can lower their overall data services costs without compromising their data networking requirements.

     Customer Call Centers. Customer support personnel located in call centers in St. Louis, Missouri (24 hours a day, 365 days a year), London, England and Singapore handle service inquiries from our customers from a single, uniform customer database. These personnel are organized in client teams and are highly trained to identify and resolve customer issues rapidly and completely. A portion of our customer call center support services are currently supplied to us by Reuters, a third party vendor, however we plan to internalize these functions directly over the course of 2002. To track trouble tickets and customer information, we use a proprietary management platform based on Vantive enterprise software, a highly scaleable platform for problem tracking and customer record access and maintenance that is easily accessible by personnel at all of our network operations centers. We use an integrated client/circuit information database that allows our customer support personnel to quickly access a customer's profile from any of our support centers. In our local markets, we have outsourced field technical services with firms who are experts in Internet protocol, Unix, NT and ISDN technology and who are generally able to respond to customer requests within two hours.

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

SAVVIS INTELLIGENT IP NETWORK(SM) INFRASTRUCTURE

 OVERVIEW

     The SAVVIS Intelligent IP Network(SM) reaches 45 countries, with facilities in 121 major cities, including 64 international cities and 57 U.S. cities. Our network interconnects over 6,000 buildings worldwide and is based on ATM, frame relay and Internet protocol technologies. In addition, our network incorporates 13 PrivateNAPs(SM), which allows our Internet traffic to bypass the congested public Internet access points.

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

     High  Reliability.  We  utilize  redundant  circuits, switches and physical locations to substantially reduce the effects of a single point of failure within our network. This redundancy, combined with our switching and routing equipment, generally enables us to automatically reroute traffic when a failure occurs, resulting in higher overall network performance and integrity. Our backbone switches also incorporate high levels of equipment-specific redundancies, resulting in higher levels of availability than those found in basic routing platforms. We also employ uninterruptable power supplies and/or electric generator back-ups at each switching facility, designed to limit the impact of local power outages on our network.

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

     Backbone Capacity. Our network is designed with a highly redundant backbone infrastructure, including diversely routed long haul and local access connections from multiple carriers. We interconnect our switching facilities through high speed lines leased from a variety of carriers, including Qwest Communications International, Inc., MCI WorldCom, Inc. and Broadwing, Inc., Our leased line connections range in capacity from 45 Mbps through 620 Mbps in the U.S. and up to 155 Mbps internationally. This backbone network has generally been established in ring architecture so that at least two diverse paths exist between our switching facilities. The "fault tolerant" configuration of our network allows data packets in ring architecture so that at least two diverse paths exist between our switching facilities to travel on many alternate paths to connect points on our network.

     PrivateNAPs(SM). For our customers' Internet traffic, we have built private network access points, or PrivateNAPs(SM), where we connect to the Internet backbones operated by Sprint Corporation, Cable & Wireless plc and UUNET, an affiliate of MCI WorldCom. At each of our PrivateNAPs(SM), we are connected to these carriers through transit agreements that allow us to connect to their Internet networks for a monthly fee. Since we are a paying customer of each of these Internet backbone providers, we believe we realize better response times, installation intervals, service levels and routing flexibility than Internet service providers that rely solely on free public or private peering arrangements. We currently operate 11 PrivateNAPs(SM) in the U.S., one in London and one in Singapore. In addition, to enhance our carrier redundancy, at each of our PrivateNAPs(SM), we connect to other Internet backbones through peering arrangements where each party to the peering arrangement agrees to carry the other party's traffic for free. We have peering arrangements in place with a number of companies, including America Online, Inc., Broadwing, DIGEX, Incorporated, Exodus Communications, Inc., Level 3 Communications, LLC, Inc. and Williams Communications Group, Inc. These peering arrangements allow for settlement-free, direct connections between networks, where local access charges are generally split evenly between the applicable parties. Smaller Internet service providers typically connect to our network through transit agreements that allow them to connect to our network for a fee.

     Our PrivateNAP(SM) architecture combined with our proprietary routing policies enables us to route customer traffic directly onto the Internet backbone of its destination for a substantial portion of global Internet addresses. This network architecture allows our customers' Internet traffic to generally bypass congested public Internet network access points, thereby reducing data loss and latency and improving reliability and performance. In addition, customers directly connected to the same PrivateNAP(SM) typically get one-hop access, meaning their data pass through only one router, when communicating with each other, and two customers connected to different PrivateNAPs(SM) typically enjoy two-hop access, meaning their data pass through only two routers, when communicating with each other, in both cases completely bypassing the public Internet

     Managed Hosting. We have approximately 180,000 square feet of data center facilities located in St. Louis, San Francisco, London, Toronto and Singapore. All of these facilities are served by high speed connections for local access. These facilities are built to state-of-the-art levels with high availability, mission-critical environments, including uninterruptable power supplies, back-up generators, fire suppression, separate cooling zones and seismically braced racks. These facilities are accessible 24 hours a day, 365 days a year, both locally and remotely, and have high levels of physical security.

SAVVIS OPERATIONS CENTERS

     Our global network operations center located in St. Louis, Missouri, operates 24 hours a day, 365 days a year, and is staffed by our skilled technicians. We also have regional network operations centers in London and Singapore. These regional centers operate for ensuring backup for the St. Louis facility. From these SAVVIS operations centers, we remotely monitor the components of the SAVVIS Intelligent IP Network(SM), including our PrivateNAPs(SM), and perform network diagnostics and equipment surveillance. The SAVVIS operations centers use sophisticated, proprietary network management platforms based on the Lucent NavisCore, HP OpenView, and Nortel Optivity programs to monitor and manage our switching facilities and our routers. Unlike most of our competitors, our entire global network is managed by a single network management system for all SAVVIS products. This makes our customer service uniform worldwide, and makes rolling out new products far easier than having to deal with the myriad of legacy systems with which our competitors often have to contend.

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

     Internet Service Providers. Our current and potential competitors in the market include Internet service providers with a significant regional, national or global presence targeting business customers, such as AT&T Corp., Cable & Wireless plc, Genuity, Sprint Corporation, and UUNET, a MCIWorldcom affiliate. Many of these companies are developing Internet-based virtual private network services that attempt to replicate some or all of the functionality of our VPN services.

     Telecommunications Carriers. Many large carriers, including AT&T Corp., British Telecommunications plc, Cable & Wireless plc, WorldCom, Inc., Deutsche Telekom AG and Sprint Corporation, offer data networking and Internet access services. They compete with us by bundling various services such as local and long distance voice, data transmission and video services to their business customers. We believe that there is a move toward horizontal integration by telecommunications companies through acquisitions of or joint ventures with Internet service providers to meet the Internet access and data networking requirements of business customers. Accordingly, we expect to experience increased competition from these telecommunications carriers.

     Managed Hosting Competitors. There are more limited competitors in the managed hosting market, including Digex, a MCIWorldcom affiliate, and Exodus as the two primary players. Other carriers and Internet service providers are also entering the managed hosting market, including AT&T, Sprint and Qwest. Many of these competitors have struggled in providing managed hosting services, and have been more focused on colocation services until this year.

REGULATORY MATTERS

 OVERVIEW

     The following section describes laws and regulatory developments that we believe are currently applicable to our business. It does not cover all present or pending federal, state, local or foreign regulations affecting the communications industry.

REGULATORY ANALYSIS BY SERVICE TYPE

     We offer three general categories of services and products today, which we market under various different trade names: Managed IP, High Bandwidth Internet Access and Managed Hosting.

     Managed IP. The core of our managed IP services business is providing managed data networking services to corporate customers. The managed data networking services that we provide are generally characterized as data transmission services or value added services for licensing purposes. We are authorized by law or by individual license or a general authorization obtainable by simple notification or declaration by an automatic "class" license to provide these services in all countries in which we expect to generate significant revenue from managed IP services, including the United States, Canada, France, Germany, Italy, the United Kingdom, Australia, Hong Kong, Japan, and Singapore.

     High Bandwidth Internet Access. The high bandwidth Internet access services that we offer generally do not require any authorization beyond those required for managed data networking services and value added services. In many countries, Internet services are less heavily regulated than other enhanced data services. In the United States, for instance, no individual authorization is currently required for provision of Internet access. However, because Internet and IP technology is so new, regulations concerning Internet access remain ill defined or in flux in many countries, including in the United States. Further, voice over the Internet or voice over IP (collectively referred to as "VOIP") may be regulated as traditional voice service in certain countries. Moreover, countries that today impose few restrictions on the provision of Internet services, including VOIP, may, in the future, adopt rules regulating VOIP services similarly to basic voice telecommunications services. In addition, there is a risk that customers may attempt to use our network to access the Internet in countries that may prohibit or restrict such access or, after accessing the Internet, may create or view content or engage in other activities that certain countries may wish to prohibit or restrict. We may limit this risk by discontinuing such access if measures are taken or threatened by the pertinent authorities to restrict the use of our network for these purposes.

     Managed Hosting. The managed hosting services that SAVVIS currently provides in the United States and other foreign countries are generally not considered telecommunications service. Our data center facilities are designed to ensure a secure environment in which customers locate mission critical networking hardware, which enables us to provide value-added hosting management and service options including server management, operating system management, colocation, hardware management and space and environmental provisioning. In most countries, hosting is a relatively new product offering and therefore regulations do not specifically address it.

     In the United States and abroad we deliver our services over leased facilities. We do not have current plans to purchase, own and operate our own fiber. The regulatory regime for facilities-based carriers in the United States and in many foreign countries may differ from that of providers which use leased facilities. Therefore, if in the future we elected to acquire our own dark fiber to provide our services we would need to evaluate the regulatory implications. In some cases, we may be required to obtain additional licenses and authorizations.

     With respect to all of our current services, we do not foresee the emergence of any significant regulatory issues that will prevent us from selling any of them in accordance with our business plan. However, we cannot guarantee that governments will not institute laws and regulations that may impact the provision of these services.

US REGULATORY MATTERS

     Our existing and planned data networking, Internet and hosting operations are not actively regulated by the Federal Communications Commission ("FCC") or any other government agency of the United States at the present time, other than regulations that apply to businesses generally.

     Federal Regulatory Matters. The Telecommunications Act of 1996 distinguishes between telecommunications services, which are regulated at the federal level by the FCC, and information services, which are not currently regulated by the FCC. This Act defines "telecommunications services" as "transmission, between or among points specified by the user, of information of the user's choosing, without change in the form or content of the information as sent and received." This Act defines "information services" as "the offering of a capability for generating, acquiring, storing, transforming, processing, retrieving, utilizing, or making available information via telecommunications." The provisioning of telecommunications services on a common carrier basis requires FCC authorization, as well as contributions to the federal universal service fund ("USF") based on interstate and international revenues. Providers of telecommunications services on a private carrier basis are not required to obtain a specific authorization, but are required to make USF contributions based on international and interstate telecommunications revenues. Intrastate telecommunications services are subject to regulation by the relevant state public utility commission and may be subject to licensing requirements, tariffs, and/or subsidy mechanisms.

     Certain services may have components of both "telecommunications" and "information." In its 1998 Report to Congress on Universal Service the ("Stevens Report"), the FCC identified such services as "hybrids," defined as
"services in which a provider offers a capability for generating, acquiring, storing, transforming, processing, retrieving, utilizing or making available information via telecommunications, and as an inseparable part of that service transmits information supplied or requested by the user." The FCC has determined that certain hybrid services are exempt from federal regulation.

     We believe that the products and services we offer, whether on a facilities or resale basis, largely qualify as information services as defined by the Telecommunications Act or exempt hybrid services as classified by the FCC and thus are not subject to federal regulation. There remains some uncertainty at the FCC regarding the distinction between information and telecommunications services. Moreover, while we provide these services on a resale basis today, we may elect to acquire the capability to provide certain of theses service on a facilities basis in the future. If so, we will need to consider at that time whether such services would qualify as regulated services under the Telecommunications Act. Moreover, there is also some risk that the FCC could determine that our products and services as currently provided required specific authorization or are subject to USF obligations or other regulations. In such case, we may be required to obtain such authorizations, make such payments and/or comply with other regulatory obligations.

     With respect to universal service, in the Stevens Report, the FCC stated that "in those cases where an Internet service provider owns transmission facilities, and engages in data transport over those facilities in order to provide an information service, we do not currently require it to contribute to universal service mechanisms." The FCC also explained that while it may be "advisable" to require facilities-based ISPs to contribute, it would refrain from doing so because of "significant operational difficulties associated with determining the amount of an Internet service provider's revenues to be assessed for universal service purposes and with enforcing such requirements." These same operational difficulties and enforcement problems could also theoretically apply to other types of facilities-based enhanced data service providers.

     Subsequently, at least one federal appeals court has found that, when an ISP owns the transmission facilities, it provides "telecommunications" services as defined in the 1996 US Telecommunications Act. In response partially to that decision, the FCC has taken a number of steps to address the regulatory status of access to the Internet over cable and other facilities. Accordingly, the FCC continues to consider whether or not facilities-based providers of Internet access services should be required to unbundle the "information" portion from the "telecommunications" portion of their services. If the FCC adopts such a requirement, all facilities-based ISPs could be required to contribute to the USF based on revenues derived from providing the telecommunications services underlying provision of their information service offerings. To the extent that we elect to become or are deemed to be a facilities-based ISP, we would therefore be required to make these USF contributions.

     There are numerous proceedings pending before the FCC regarding the appropriate regulatory classification of broadband Internet access services, and other data transmission services. Although the FCC has tentatively concluded that broadband wireline Internet access services are "information services", there is no guarantee that the FCC will adopt this tentative conclusion, or that the FCC will not impose regulatory obligations on providers of broadband Internet access services, such as USF contribution requirements. Even if the tentative conclusion is adopted, it is unclear what affect such a ruling would have on the regulatory classification of our data networking services.

     Further, the FCC is considering revising the methodology for assessment and recovery of USF contributions. The FCC is reviewing whether to assess contributions based on the number and capacity of connections provided to the
public   network,   rather   than   based   on   a   percentage   of   end-user
telecommunications revenues. This could lead to the elimination of the requirement that private carriers which operate private networks contribute to the USF fund based on telecommunications revenues. However, there is no guarantee that the FCC will adopt this proposal, and even it if it did, it is unclear whether or not private network operators will be required to contribute to USF in some other manner.

     Services offered over the Internet or using Internet protocol may present distinct regulatory issues. Advancements in technology are increasingly narrowing the distinctions, from a customer's perspective, between traditional or basic telecommunications services and Internet protocol or Internet based services, and thus may lead regulators to reassess their treatment of such services. The regulatory classification and treatment of some of these services has not been resolved authoritatively in the United States, at either the federal or state levels, and it is possible that various internet-related services will be subject to prior authorization and to as yet undefined terms and conditions under which such authorizations may be granted.

     There also is some uncertainty about the regulatory status of voice services provided over data networks. In the Stevens Report, for instance, the FCC concluded that some of the services currently offered over the Internet, such as phone-to-phone IP telephone services, may be functionally indistinguishable from traditional telecommunications service offering, and that their non-regulatory status may have to be reexamined. Therefore, there is some risk that Internet telephony and other voice services that we might offer in the future could be subject to regulation, including requirements to make USF contributions, and that those services could be treated similarly to voice services provided over conventional circuit-switched network facilities for purposes of making payments to local telephone companies for origination and termination of call and for other purposes.

     State Regulatory Matters. States also regulate telecommunications services, including through certification of providers of intrastate services, regulation of intrastate rates and services offering, and other regulations. The Telecommunications Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any person from providing any interstate or intrastate telecommunications services. Under the Telecommunications Act, states retain jurisdiction to adopt regulations necessary to preserve universal services, protect public safety and welfare, ensure the continued quality of communications services and safeguard the rights of consumers. Accordingly, the degree of state involvement in local telecommunications services may be substantial. Furthermore, states generally give municipal authorities responsibility over the access to rights-of way franchises, zoning, and other matters of local concern, which means that localities may also have involvement in the regulation of the telecommunications industry.

     Because SAVVIS bundles its data transmission services with information services, we do not believe our services are regulated at the state level for similar reasons that our services are not regulated by the FCC. However, very little case law exists on the regulation of information or hybrid services at the state level. As such, it is less clear as to how most states currently regulate these types of services. However, generally, state public utility commissions have followed federal interpretations in this area and few of our competitors in the enhanced data service providers industry have obtained state certifications.

     Future Federal and State Developments. We do not believe we are currently subject to direct regulation by the FCC or any other federal or state governmental agency, other than regulations that apply to all business organizations. However, the FCC and state regulators continue to review their regulatory positions on the usage of the basic network and communications facilities by the Internet companies. Moreover, various existing U.S. federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which the telecommunications industry operates. We cannot predict the outcome of these proceedings, or the impact they may have on the telecommunications or information services industries generally, or on us particularly. In addition, we cannot assure you that future legislative, regulatory or judicial changes in the United States or other countries in which we operate will not have a material adverse impact on our business. To the extent that future regulatory licenses or permissions are necessary or useful for us to provide our services, however, we will seek to obtain those licenses and permissions and do not believe that such applications will be denied or we would face processing delays that will have a material adverse effect on us. Moreover, if new regulations are imposed on our industry, or existing regulations are extended to cover our industry, these regulations will almost certainly also apply to all similarly situated parties offering comparable services, including our competitors.

INTERNATIONAL REGULATORY MATTERS

     World Trade Organization Agreement and its Implications. In December 1993, 54 countries during the Uruguay Round of World Trade Organization ("WTO") negotiations made commitments to permit market access for Value-Added Services. On February 15, 1997, 69 countries at the WTO reached an agreement to liberalize basic telecommunications services. This Agreement on Basic Telecommunications Services (the "BAT") formally entered into force, binding the signatory countries, on February 5, 1998. Since then, the number of signatories has increased to over 80. Before the agreement came into force, only 17 percent of the world's top 20 global markets were open to U.S. firms; now, measured by annual sales, U.S. companies have gained access to over 95% of global telecommunications markets, according to the International Telecommunications Union. Despite the enactment of the BAT, regulatory obstacles continue to exist in a number of signatory countries. First, some signatory countries made only limited commitments in terms of the services that they were willing to liberalize and the timeframe in which they were willing to do so. Second, some less developed signatory countries are not well prepared for competition or for effectively regulating a liberalized market; gaining the requisite experience and expertise is likely to be a long and difficult process. Finally, even in the more liberalized countries, there remains considerable "post-liberalization red tape," such as complicated licensing rules, foreign ownership limits, high fees and undeveloped competition and interconnection safeguards. Overall, we believe that the BAT, and its implementation by the signatory countries, offers us significant opportunities to provide our services to and from these countries.

     SAVVIS' International Operations and Authorizations. Our major regional markets outside the United States consist of Canada, the European Union and the Asia Pacific Rim. As is true in the United States, the market for our managed IP VPN, Internet access and managed hosting services in each of the major economies within these regions are now open to foreign competition, including Canada, France, Germany, Italy, the United Kingdom, Australia, Hong Kong, Japan, and Singapore. We believe that we are authorized to provide our services as an independent operator under the applicable telecommunications regulations in each of these countries.

     As in the United States, no specific license or authorization is required to provide our services in Australia, France, and the United Kingdom. In
Canada, we hold a Class A License for the Provision of Basic International Telecommunications Services; no specific license is required to provide domestic services. In Hong Kong, we hold a Public Non-Exclusive Telecommunications License. In Japan, we hold a Special Type II Telecommunications Business License. In Singapore, we hold a Services-Based Operator (Individual) License. In the countries of Germany and Italy we have complied with notification requirements.

     Most other countries that we believe represent significant revenue potential have opened their markets to our data networking and Internet access services, although authorization is required in many of them. We are authorized in Argentina, Austria, Belgium, Brazil, Chile, Denmark, Finland, Greece, Ireland, Luxembourg, the Netherlands, New Zealand, Norway, Poland, Puerto Rico, Spain, Sweden, Switzerland, and Taiwan to provide data networking and Internet access services. Of these countries, in Belgium, Denmark, Finland, New Zealand, Norway, Puerto Rico, and Switzerland, no individual license is required. In Argentina, we hold a Provision of Data and Value Added Services License. In Brazil we hold a Specialized Network Services License. In Chile, we hold an Intermediate Concession License for Value Add Services. In Ireland we hold a Basic Telecommunications License. In Spain, we hold a General Type C Authorization. In Taiwan, we hold a Type II Telecommunications License. In the countries of Austria, Greece, Luxembourg, Netherlands, Poland and Sweden we have complied with notification requirements.

     In other countries, including Bahamas, Bermuda, Colombia, India, Indonesia, Mexico, Panama, Philippines, South Korea, and Turkey, we own network equipment but are not currently authorized to offer data networking and Internet access services directly. With respect to each of these countries other than South Korea, regulatory and market access barriers prevent us from providing services directly to customers. Our business plan does not contemplate selling significant services in any of these countries in the near term. Therefore, we do not believe that our inability to offer services directly to customers in these countries is significant. We are, however, able to provide certain services through licensed distributors. We are currently seeking authorization to offer services directly in South Korea, and although we expect to obtain the necessary approvals, we cannot assure you when or if we will obtain any of these approvals. However, because our business plan does not contemplate selling significant services in South Korea in the near term, we do not believe that our inability to offer services directly to customers there is significant.

     In addition, we face regulatory and market access barriers in countries in which we do not operate but in which we have an option to purchase network assets from MoneyLine Telerate that we did not already acquire in the Bridge asset transfer. In some of these countries, we are currently unable to offer services due to regulatory barriers restricting foreign competition. These countries include Bahrain, China, Kuwait, Saudi Arabia, Thailand, and the United Arab Emirates. As these countries liberalize their telecommunications markets, we may elect to seek the authorizations necessary to acquire and operate the network assets in order to provide services. Our business plan does not contemplate selling services in these closed markets to customers in the near term. Therefore, we do not believe that our inability to access these markets is significant.

     In a few countries where we have an option to purchase the network assets from MoneyLine Telerate that we did not already acquire in the Bridge asset transfer, regulatory conditions now permit us to acquire these assets and
provide   services   to   customers,   upon   obtaining   proper   governmental
authorizations.  Consequently,  we  are  in  the  process  of seeking regulatory approvals to offer services in Hungary and Malaysia. Although we expect to obtain the necessary approvals to provide services to customers in these countries in the near future, we cannot assure you that we will obtain any of these approvals. As our business plan does not contemplate selling significant amounts of services in these markets in the near term, we do not believe that the failure to obtain the authorizations in these countries will be significant.

     In most jurisdictions around the world, we may provide services only after first establishing a corporate presence, by way of the incorporation of a subsidiary or the registration of a branch or representative office. In each country where we provide services currently we have established such a local presence where such a presence is legally required and will do so in any other jurisdiction we may elect to enter in the future with a similar requirement.

SPECIFIC COUNTRY AND REGIONAL REGULATIONS.

     Canada.   Communications   services   in   Canada   are   governed  by  the
Telecommunications   Act   of   1993   and   administered   by   the   Canadian
Radio-Television and Telecommunications Commission ("CRTC"). This Act requires that providers of international telecommunications services obtain a license; however, no specific license is required to provide domestic telecommunications services. SAVVIS has obtained a Class A License for the Provision of Basic International Telecommunications. With respect to facilities, an entity that wishes to own or operate a transmission facility to provide telecommunications services to the public for a fee must qualify as a common carrier. Because Canada has not fully liberalized its telecommunications market, common carriers may not be owned and controlled by foreign persons. Currently, we provide our services in Canada over lines leased from authorized providers. We do not anticipate becoming a facilities-based provider in Canada in the near term, and therefore we do not believe that the common carrier restrictions are significant to us. However, were we to acquire transmissions facilities in Canada on an Indefeasible Right of Use ("IRU") basis, we do not believe that that would constitute owning or operating a facility as defined by the Canadian Telecommunications Act and interpreted by the CRTC. Therefore, even in that case, we do not believe we would be required to qualify as a common carrier in order to use such facilities to provide our services in Canada.

     European Union. Over the last decade, the European Union has established a comprehensive and flexible regulatory system, culminating in the full liberalization of telecommunications networks and services effective on January 1, 1998. By that date, ten European Union member countries adopted a fully liberalized telecommunications regime. By December 31, 2000 five more had conformed. All 18 European Union member countries were obligated to incorporate the principles set forth in the EU legislation into their respective domestic legal frameworks. However, the impact of the European Union directives has been affected in some cases by delayed or inadequate implementation, as well as the irregular enforcement by the domestic regulatory authorities of some European Union member states. In addition, new market entrants have encountered
cumbersome   licensing   and   reporting  requirements,  difficulty  negotiating
interconnection agreements and obtaining local loops, and burdensome requirements concerning data protection and privacy.

     Telecommunications services are liberalized in varying degrees in European countries that are not EU members. As a matter of practice, Switzerland and Norway conform their regulatory frameworks to the European Union model. In countries such as Poland and Hungary, the markets are open to varying degrees, although certain market access barriers continue to exist.

     United Kingdom. The Telecommunications Act of 1984 provides the regulatory framework for the provision of telecommunications services in the United Kingdom, our largest single market in terms of revenue within the European
Union. The authorization regime established by this Act is largely infrastructure based, meaning that systems or facilities are licensed; services are generally exempted from individual license requirements. Accordingly, with minor exceptions, regulatory treatment under this Act does not hinge on whether the license applies to data or voice. SAVVIS provides its services over international private leased circuits ("IPLCs") and leased local loops which are not connected to the public switched network and, as such, is not required to obtain an individual license. Our services are provided under the Telecommunications Services Class License. This Class License authorizes the provision of fixed telecommunications services of any description, other than international voice services, broadcasting and conditional access services. The class license allows us to connect our network to essentially any other licensed system and to provide commercial services to third parties from up to twenty premises. Internet access services are not subject to additional service-specific regulation.

     Asia-Pacific Rim. The last decade has witnessed dramatic changes across the Asia-Pacific Rim as emerging markets have begun to open their economies to trade and competition. The Asia-Pacific Economic Cooperation ("APEC"), established in 1989 in response to the growing interdependence among Asia-Pacific economies, has become the primary vehicle for promoting open trade and economic cooperation in the region. APEC includes over 20 member countries, including the United States. With respect to telecommunications, degrees of liberalization vary significantly among the APEC members. Australia and New Zealand have fully liberalized the sectors. While Japan, Singapore, Taiwan, Malaysia and South Korea have opened their markets to foreign competition, one or more factors, such as complicated and time-consuming regulatory procedures, lack of complete independence of regulators, and continued governmental ownership of incumbent operators, impose costs on new market entrants, restricting competition. China, India, Indonesia, the Philippines and Thailand continue to restrict direct foreign investment in the telecommunications sector to minority ownership or prohibit it all together.

     Latin America. Use of the Internet is growing rapidly throughout Latin America, due in large part to the introduction of competition and the lifting of foreign ownership constraints in the major markets of Argentina, Brazil and Chile. Individual licenses are generally required throughout the region in order to provide data networking and Internet access services. In Mexico, market barriers remain -- regulator not truly independent, incumbent with monopoly-like powers, foreign ownership limitations -- and thus complicate our ability to provide services directly to our customers. The United States is currently pursuing at the WTO its complaint against Mexico for failing to comply with its obligations to provide foreign access to its telecommunications market under Mexico's WTO commitments.

     Middle East/Africa. The telecommunications market in much of the Middle East and Africa remains largely closed to foreign competition in a wide range of services. In addition, some governments impose strict content restrictions and hold the network service providers liable for content that runs over the network. In recent years, South Africa has taken steps to lift certain barriers to foreign competition, although the incumbent continues to exercise monopoly-like power in certain sectors.

OTHER PERTINENT REGULATORY DEVELOPMENTS

     The laws and regulations relating to the liability of Internet access providers for information carried on or disseminated through their networks are currently unsettled both in the United States and abroad. Several private lawsuits seeking to impose liability on online services companies and Internet access providers are pending in US courts. The imposition of the potential liability on us and other Internet access providers for information carried on or disseminated through our systems could require us to implement measures to reduce our exposure to this liability, which may in turn require the expenditure of substantial resources or the discontinuance of various service offerings. The costs of defending against any claims and potential adverse outcomes of these claims could have a material adverse effect on our business.

     In addition, because of the increased popularity and use of the Internet, additional laws and regulations are being and will likely continue to be adopted at the federal, state, and local levels, as well as in the foreign countries in which we operate, governing such issues as privacy, consumer protection, child protection, intellectual property, libel, taxation, mass circulation of unsolicited e-mail, gambling, pornography, law enforcement and national security, among others. The implementation of any such legislation could result in direct or indirect regulation of service providers such as ourselves. In that case, it is likely that we would have to implement additional policies and procedures, and incur additional costs, designed to assure our compliance with the particular legislation.

INTELLECTUAL PROPERTY

     We do not own any patents or registered trademarks except for our business name and several product and service names. We have also registered various
Internet domain names in the United States and United Kingdom in connection with the SAVVIS corporate website. In addition, we have applied for patents and trademark protection for various other products and services. We do not hold any material licenses, franchises or concessions. We enter into confidentiality and invention assignment agreements with our employees and consultants and control access to and distribution of our proprietary information.

EMPLOYEES

     As of December 31, 2001, we employed 566 full-time persons, 255 were engaged in engineering, operations and customer service, 256 in sales and marketing, and 55 in finance and administration. None of our employees are represented by a labor union, and we have not experienced any work stoppages to date. We consider our employee relations to be good.

                                 RISK FACTORS

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause actual events or results to differ materially from any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor
established   in   the   Private  Securities  Litigation  Reform  Act  of  1995.
Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause actual events or results to differ materially from our forward-looking statements.

RISKS RELATED TO OUR BUSINESS

THE LOSS OF EITHER OF OUR TWO LARGEST CUSTOMERS, WHO REPRESENT APPROXIMATELY 75% OF OUR REVENUES, WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     Reuters and MoneyLine Telerate account for approximately 75% of our revenue in 2001. The service agreements each contain minimum revenue commitments. However, material defaults by us under the agreements or failure by us to maintain the service level commitments could lead to reductions of these minimum commitments and/or termination of the agreements. In addition, a business downturn that negatively impacted either Reuters or MoneyLine Telerate could also lead to a reduction of their minimum commitments. The loss of either of these customers, or a significant reduction in either's minimum revenue commitments, would materially reduce our revenues which, to the extent not offset by cost reductions or new customer additions, would materially reduce our cash flow. Furthermore, Reuters owns 51% of a joint venture company which competes directly with SAVVIS and which was formed to be Reuters preferred network partner. If that company develops and deploys network technologies which allow for the reliable transmission of real-time IP data, Reuters could migrate business from SAVVIS to its joint-venture company which would materially reduce our revenues.

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

WE EXPECT TO CONTINUE TO INCUR SUBSTANTIAL NET LOSSES.

     We incurred losses of approximately $46.7 million, $164.9 million and $288.9 million in 1999, 2000 and 2001 and had negative cash flows from operating activities of $24.5 million, $79.8 million and $41.9 million in these years. We expect to incur significant net losses before extraordinary items at least through 2003.

WE ARE CONTROLLED BY PARTIES WHOSE INTERESTS MAY NOT BE ALIGNED WITH YOURS.

     Investment partnerships sponsored by Welsh, Carson, Anderson & Stowe ("Welsh Carson") currently own approximately 56% of our outstanding voting stock, On March 18, 2002, in order to obtain additional funding for our operations, we issued $158.1 million of our 11.5% convertible preferred stock to investment partnerships sponsored by, and individuals affiliated with, Welsh Carson. The preferred stock is convertible into our common stock at $0.75 per share, which was the closing bid of our common stock the day prior to the execution of the securities purchase agreement. The Welsh Carson affiliates have the right to appoint the majority of the Board of Directors. The terms of the preferred stock contain provisions related to registration rights, pre-emptive rights and premiums in change of control situations which among other factors could result in decisions concerning our operations or financial structure that may present conflicts of interest between the Welsh Carson affiliates and our other stockholders.

WE DEPEND ON KEY PERSONNEL. IF WE ARE UNABLE TO HIRE AND RETAIN QUALIFIED PERSONNEL, WE MAY BE UNABLE TO IMPLEMENT OUR BUSINESS STRATEGY EFFECTIVELY.

     Our future performance depends to a significant degree on the continued contributions of our management team, sales force and key technical personnel. In particular, we depend on Robert McCormick, our Chairman of the Board and Chief Executive Officer. Mr. McCormick was appointed Chief Executive Officer in November 1999. In addition, our business plan contemplates the significant expansion of our field sales organization and the retention of our established inside sales, marketing and product management staff. The industries in which we compete are characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. As a result, we may have difficulty in hiring and retaining highly skilled employees. Our future performance depends on our ability to attract, retain and motivate highly skilled employees. In the event of a change of control at our company, the outstanding and unvested options held by some of our officers and other key employees will vest, under certain circumstances, which may make retaining such officers and key employees more difficult.

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

IF OUR ESTIMATES REGARDING OUR TRAFFIC LEVELS ARE NOT CORRECT, WE MAY HAVE TOO MUCH OR TOO LITTLE CAPACITY IN A GIVEN PERIOD.

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

OUR BRAND IS NOT AS WELL KNOWN AS SOME OF OUR COMPETITORS. FAILURE TO DEVELOP BRAND RECOGNITION COULD HURT OUR ABILITY TO COMPETE EFFECTIVELY.

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

WE MAY NOT BE ABLE TO MEET THE OBLIGATIONS UNDER OUR SERVICE LEVEL AGREEMENTS.

     We have service level agreements with all of our Internet access and collocation customers in which we provide various guarantees regarding our levels of service. In addition, the network services agreements with Reuters and MoneyLine Telerate require levels of service and we offer service level agreements to other data networking customers. If we fail to provide the levels of service required by these agreements, our customers may be entitled to terminate their relationship with us or receive service credits for their accounts. If Reuters, MoneyLine Telerate or a significant number of other customers become entitled to exercise, and do exercise, these rights, our revenues could be materially reduced.


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

THE CURRENT GENERAL ECONOMIC DOWNTURN IS ADVERSELY AFFECTING OUR INDUSTRY.

     In the last 24 months, the U.S. economy has suffered a sharp decline. The telecommunications industry has been particularly hard hit by this downturn. We, like many telecommunications companies, have seen our stock price fall dramatically, and our ability to raise additional funding in the public and private markets was severely limited. Many of our customers have reduced their expenditures for telecommunications services, including our services, and in some cases delayed decisions to roll out our services or decisions to make initial evaluations of our services. Some of our customers, which are startup or emerging businesses themselves, have experienced a sharp decline in their businesses. We may experience difficulty in the future with respect to the collections of receivables. Some of our vendors are also telecommunications companies and are also experiencing difficulties. A continuation of this economic downturn, and the results thereof, could have a material adverse effect on our business.

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

     Our competitors include:

     o    backbone   providers  that  may  provide  us  connectivity   services,
          including AT&T, Cable & Wireless plc, GTE Internetworking, Sprint Corporation and MCIWorldcom;

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

OUR FAILURE TO ACHIEVE DESIRED PRICE LEVELS COULD IMPACT OUR ABILITY TO ACHIEVE PROFITABILITY OR POSITIVE CASH FLOW.

     We expect competition and other factors to continue to cause pricing pressure in the markets we serve. Prices for IP VPN's and Internet access and services have decreased significantly in recent years, and we expect significant price declines in the future. In addition, by bundling their services and reducing the overall cost of their services, telecommunications companies that compete with us may be able to provide customers with reduced communications costs in connection with their data networking, Internet access or hosting services, thereby significantly increasing pricing pressure on us. We may not be able to offset the effects of any such price reductions even with an increase in the number of our customers, higher revenues from enhanced services, cost reductions or otherwise. In addition, we believe that the data networking and VPN's and Internet access and hosting industries are likely to continue to encounter consolidation in the future. Increased price competition or consolidation in these markets could result in erosion of our revenues and operating margins and could prevent us from becoming profitable.

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

ADOPTION OR MODIFICATION OF GOVERNMENT REGULATIONS RELATING TO THE INTERNET COULD HARM OUR BUSINESS.

     There  is  currently  only  a  small  body of laws and regulations directly applicable to access to or commerce on the Internet. However, existing laws have been applied to Internet transactions in a number of cases. Moreover, due to the increasing popularity and use of the Internet, international, national, federal, state and local governments may adopt additional laws and regulations that affect the Internet. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be predicted accurately. The adoption of any future laws or regulations might decrease the growth of the Internet, decrease demand for our services, impose taxes or other costly technical requirements or otherwise increase the cost of doing business on the Internet or in some other manner have a significantly harmful effect on us or our customers. The U.S. government and/or state governments also may seek to regulate some segments of our activities as it has with basic telecommunications services and/or make changes in the methodology for assessment and recovery of universal contributions. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. We may also be required to implement costly technologies and procedures in order to comply with national security or law enforcement measures. We cannot predict accurately the impact, if any, that future laws and regulations or changes in laws and regulations may have on our business.

RISKS RELATED TO OUR COMMON STOCK

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET IF WE ARE UNABLE TO MAINTAIN A STOCK PRICE ABOVE $1.00 PER SHARE.

     In order to continue being listed on the Nasdaq National Market, our common stock must maintain a closing bid price of $1.00 per share. March 18, 2002 was the last day on which the closing bid price of our common stock was $1.00. If our closing bid price remains below a $1.00 for 30 consecutive trading days, and if the closing bid price is not at least $1.00 for ten consecutive days within the next 90 calendar days, Nasdaq may delist our common stock from the Nasdaq National Market. We may consider a reverse stock split in the future to increase the trading price of our common stock, however, there can be no assurance that the closing bid of our common stock will remain above $1.00 even then. If our common stock were delisted, there would be a reduction in the market liquidity for our common stock. Such a reduction in liquidity would likely reduce our ability to raise capital and would have a significant negative impact on our business plans and operations, including our ability to acquire new businesses and develop new products. If our common stock were not listed or quoted on another market or exchange an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of our common stock. Additionally, if our common stock is delisted from the Nasdaq National Market and we fail to obtain listing or quotation on another market or exchange, broker-dealers may be less willing or able to sell and/or make a market in our common stock.

A SIGNIFICANT NUMBER OF OUR SHARES HAVE REGISTRATION RIGHTS OR ARE ELIGIBLE FOR RESALE AND BRIDGE WILL SHORTLY DISTRIBUTE ITS SAVVIS HOLDINGS TO ITS SECURED CREDITORS. THIS COULD REDUCE OUR STOCK PRICE AND IMPAIR OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

     We have approximately 94 million shares of common stock outstanding as of March 18, 2002. Approximately 211 million common shares are issued pursuant to the conversion of our 11.5% convertible preferred stock and approximately 16 million shares of common stock could be issued pursuant to the exercise of outstanding warrants. In addition, dividends on our 11.5% convertible preferred stock accrete quarterly, will also be convertible into shares of our common stock at $0.75 per share and will be added to the outstanding amount of our 11.5% convertible preferred stock and accrue additional dividends. This will result in a substantial increase in the number of shares of common stock into which the 11.5% convertible preferred stock is convertible. The holders of the preferred and the warrants are entitled to registration rights under those agreements. Additionally, Bridge will shortly distribute approximately 45 million shares of SAVVIS common stock to its secured creditors, all of which will be freely tradable. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline. Those sales also might make it more difficult for us to sell equity and equity-related securities in the future at a time and at a price that we consider appropriate.

OUR CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER.

     Our certificate of incorporation and Delaware law contain provisions which may make it more difficult for a third party to acquire us, including provisions that give the board of directors the power to issue shares of preferred stock. In addition, the terms of our 11.5% convertible preferred stock provide that the holders thereof are entitled to a premium in the event of a change of control.

     We have also chosen to be subject to Section 203 of the Delaware General Corporation Law, which prevents a stockholder of more than 15% of a company's voting stock from entering into business combinations set forth under Section 203 with that company.

ITEM 2. PROPERTIES.

     Our executive offices are located in St. Louis, Missouri and Herndon, Virginia which consist of an 80,000 square foot facility with a ten year lease that is set to expire in 2010. We lease facilities for our sales offices and network equipment in a number of metropolitan areas. We own a 100,000 square foot data center in Hazelwood, Missouri on property leased from Reuters for 99 years renewable for one additional period of 99 years. We lease 34,000 square feet in San Francisco, California for our data center and, 35,000 square feet in Boston, Massachusetts that may be used for a future data center for which both leases expire in 2010.

     We believe that our existing facilities, including the additional space, are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS.

     In June 2000, SAVVIS entered into a series of agreements to acquire approximately $30 million of telecommunications equipment and related services with Winstar Wireless, Inc. ("Winstar"), the purchase of which was financed by Winstar. In addition, Winstar agreed to purchase from SAVVIS certain Internet services.

     On April 17, 2001, SAVVIS provided notice to Winstar that a material breach had occurred under the agreements relating to Winstar's installation of the wireless equipment components and accordingly, terminated agreements relating to equipment purchase and installation. On April 18, 2001, Winstar filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The Company to date has not performed all obligations to Winstar, nor has Winstar performed all of its obligations to the Company. In addition, in March 2001, the Company ceased making payments on the note issued to it by Winstar to finance the equipment purchase.

     On September 25, 2001, Winstar filed suit in the US Bankruptcy Court for Delaware seeking a total of approximately $38 million from the Company for the repayment of the note payable and professional services liabilities, which includes a refund of $8.5 million of Internet services prepaid by Winstar. In turn, we have filed proof of claim with the court overseeing the Winstar bankruptcy proceeding in the amount of approximately $19 million. The court has agreed to refer the dispute to arbitration. We believe we have substantial defenses to the suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the shareholders during calendar year 2001.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A)(1) MARKET PRICE OF COMMON STOCK.

     Our  common  stock, $.01 par value per share, has been quoted on the Nasdaq
National Market under the symbol "SVVS" since our initial public offering on February 15, 2000. Prior to February 15, 2000, there was no established trading market for our shares of common stock. As of March 15, 2002, there were approximately 797 holders of record of our common stock. The following table lists, on a per share basis for the periods indicated, the high and low closing sale prices for the common stock as reported by the Nasdaq National Market:

QUARTER ENDED                                HIGH           LOW
--------------------------------------   -----------   ------------
  March 31, 2000 .....................    $  24.63      $   15.94
  June 30, 2000 ......................       17.13          10.88
  September 30, 2000 .................       14.75           7.69
  December 31, 2000 ..................        8.00           0.81
  March 31, 2001 .....................    $   3.44      $    0.44
  June 30, 2001 ......................        1.99           0.25
  September 30, 2001 .................        1.01           0.65
  December 31, 2001 ..................        0.85           0.44


     We have not declared or paid any cash dividends on our common stock since our inception. We do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate we will retain any earnings for use in our operations and the expansion of our business. In addition, we are restricted from paying dividends by the terms of our financing arrangements.

(A)(2) RECENT SALES OF UNREGISTERED SECURITIES

     On March 18, 2002, the Company issued $158.1 million of its 11.5% Series A Convertible Preferred Stock in exchange for $57.5 million in cash and all of the outstanding principal and interest on its 10% Senior Secured Convertible Notes due 2006 and its 12% Senior Secured Convertible Notes due 2005. Dividends on the Series A Preferred Stock will accrue quarterly and be added by accretion to the accreted value of the Series A Preferred Stock outstanding. The preferred stock was issued without registration under the Securities Act of 1933 in reliance on the exemption from registration contained in Rule 506 of the rules promulgated under the Securities Act of 1933, and the issuances were effected without the use of an underwriter. The preferred stock is initially convertible into 210,760,000 shares of common stock, at a conversion price of $0.75 per common share, and is entitled to vote on all matters (other than any voluntary repurchase of the preferred stock) submitted to the common stockholders on an as-if-converted basis, representing approximately 69% of the voting stock of the Company. See note 14 to the consolidated financial statements for additional disclosure.

     On February 16, 2001, we entered into a securities purchase agreement and certain related agreements and documents with two investment entities sponsored by Welsh Carson and several individuals affiliated with Welsh Carson. Pursuant to the terms of the securities purchase agreement, the Welsh Carson entities and affiliated individuals agreed to purchase $20 million aggregate principal amount of our 10% convertible senior secured notes due 2006. On May 16, 2001 we entered into a securities purchase agreement with Reuters Holdings Switzerland SA. Pursuant to that agreement, we issued $37.5 million principal amount of our 12% convertible senior secured notes due 2005. All of the outstanding principal and accrued interest on both the 10% and 12% convertible senior secured notes were exchanged for our 11.5% series A convertible preferred stock on March 18, 2002. The notes were issued without registration under the Securities Act of 1933 in reliance on the exemption from registration contained in Section 4(2) of the Securities Act, and the issuances were effected without the use of an underwriter.

     On January 2, 2001, we granted options to purchase 231,500 shares of our common stock to our employees at $0.9375 per share. All of these options were granted pursuant to our stock option plan. Between January 23, 2001 and December 31, 2001 we granted options to purchase 5,769,603 shares of our common stock at prices ranging from $0.375 to $3.31 per share. The options, granted between January 23, 2001 and December 31, 2001, lapsed on January 23, 2002.
These option grants were effected in transactions not subject to, or exempt from, the registration requirements of the Securities Act of 1933, and these transactions were effected without the use of an underwriter.

     During the fiscal year ended December 31, 2001, proceeds of approximately $0.06 million were generated from the exercise of options for 126,163 shares of our common stock. There were no underwriting discounts, commissions or significant expenses attributable to these proceeds. All of the options had been granted under our stock option plan. We issued the shares in reliance on the exemption from registration provided by Rule 701 under the Securities Act of 1933.

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

     On April 7, 1999, Bridge acquired all our equity securities and accounted for this acquisition as a purchase transaction. Since the purchase transaction resulted in our company becoming a wholly owned subsidiary of Bridge, SEC rules required us to establish a new basis of accounting for the purchased assets and liabilities. The accounting for the purchase transaction has been "pushed down" to the financial statements of SAVVIS. Therefore, the purchase price has been allocated to the underlying assets purchased and liabilities assumed based on the estimated fair market values of these assets and liabilities at the acquisition date. As a result of the application of fair value accounting, intangibles, goodwill, other liabilities and stockholders' equity were increased in the SAVVIS consolidated balance sheet. The consolidated balance sheet data as of December 31, 2001 and December 31, 2000 and the consolidated statement of operations data for the year ended December 31, 2001 and 2000 and the period from April 7, 1999 through December 31, 1999 reflect our acquisition by Bridge and are labeled "Successor." The financial data for the periods prior to the acquisition are labeled "Predecessor."

     On September 10, 1999, Bridge sold in a private placement approximately 25% of its equity ownership in SAVVIS to existing shareholders of Bridge, at which time Welsh Carson purchased from Bridge a 12% interest in SAVVIS. On February 28, 2000, Bridge completed the sale of an additional 6.25 million shares of SAVVIS common stock to Welsh Carson at $24 per share, for a total cash consideration of $150 million. As of March 18, 2002, Welsh Carson and Bridge owned approximately 56% and 16% of our outstanding common stock, respectively.

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

     We calculate adjusted EBITDA as consolidated loss before depreciation and amortization, taxes, interest income and expense, equity based non-cash compensation, asset impairment and other write down of assets and restructuring charges. We have included information concerning adjusted EBITDA because our management believes that in our industry such information is a relevant measurement of a company's financial performance and liquidity. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States of America, is not indicative of cash used by operating activities and should not be considered in isolation or as an alternative to, or more meaningful than, measures of operating performance determined in accordance with accounting principles generally accepted in the United States of America. Additionally, our calculation of adjusted EBITDA may not be comparable to similarly titled measures of other companies, as other companies may not calculate it in a similar manner.

                                            PREDECESSOR                                   SUCCESSOR
                                   ----------------------------- -----------------------------------------------------------
                                                                   PERIOD FROM    PERIOD FROM
                                      YEAR ENDED DECEMBER 31,       JANUARY 1     APRIL 7 TO
                                   -----------------------------   TO APRIL 6,   DECEMBER 31,
                                        1997           1998           1999           1999           2000           2001
                                   -------------- -------------- -------------- -------------- -------------- --------------
                                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
STATEMENT OF
 OPERATIONS DATA:
Revenues:
 Managed IP ......................  $        --    $        --    $        --    $        --    $   151,733    $   197,852
 Managed hosting .................                                                                    1,991         10,772
 Internet access .................        2,395         12,827          5,303         17,501         30,551         30,694
 Other ...........................          363            847            137          1,048          2,049          3,477
                                    -----------    -----------    -----------    -----------    -----------    -----------
 Total Revenues ..................        2,758         13,674          5,440         18,549        186,324        242,795
Direct costs and operating
 expenses:
 Data communications and
   operations (1) ................       11,072         20,889          6,371         21,183        211,750        236,336
 Sales and marketing (2) .........        1,777          8,155          2,618          9,924         33,892         35,241
 General and administrative
   (3) ...........................        3,353          4,090          2,191          8,906         24,361         37,106
 Depreciation and
   amortization ..................          631          2,288            817         14,351         60,511         88,079
 Asset impairment and
   other write-downs of
   assets ........................           --             --          1,383             --          2,000         89,633
 Restructuring charges ...........           --             --             --             --             --          4,821
 Non-cash equity-based
   compensation ..................           --             --             --          1,500         14,459         15,254
                                    -----------    -----------    -----------    -----------    -----------    -----------
 Total direct costs and
   operating expenses ............       16,833         35,422         13,380         55,864        346,973        506,470
                                    -----------    -----------    -----------    -----------    -----------    -----------
Loss from operations .............      (14,075)       (21,748)        (7,940)       (37,315)      (160,649)      (263,675)
Interest expense, net ............         (482)          (100)          (135)        (1,302)        (4,202)       (25,221)
                                    -----------    -----------    -----------    -----------    -----------    -----------
Loss before income taxes,
 minority interest and
 extraordinary item ..............      (14,557)       (21,848)        (8,075)       (38,617)      (164,851)      (288,896)
Minority interest in losses,
 net of accretion ................          547           (147)            --             --             --             --
Extraordinary gain on debt
 extinguishment, net of tax ......           --          1,954             --             --             --             --
Net loss .........................  $   (14,010)   $   (20,041)   $    (8,075)   $   (38,617)   $  (164,851)   $  (288,896)
                                    -----------    -----------    -----------    -----------    -----------    -----------
Net loss attributable to
 common stockholders .............  $   (14,161)   $   (22,666)   $    (9,025)   $   (38,617)   $  (164,851)   $  (288,896)
Basic and diluted net loss per
 share before extraordinary
 item ............................  $      (.38)   $      (.42)   $      (.14)   $      (.54)   $     (1.89)   $     (3.10)
Extraordinary gain on debt
 extinguishment, net of tax ......           --            .03             --             --             --             --
Basic and diluted loss per
 common share ....................  $      (.38)   $      (.39)   $      (.14)   $      (.54)   $     (1.89)   $     (3.10)
Weighted average shares
 outstanding .....................   36,904,108     58,567,482     66,018,388     72,075,287     87,343,896     93,113,823
                                    -----------    -----------    -----------    -----------    -----------    -----------
OTHER FINANCIAL
 DATA:
Adjusted EBITDA ..................  $   (12,897)   $   (17,653)   $    (5,740)   $   (21,464)   $   (83,679)   $   (65,889)
Capital expenditures .............          697          1,688            275            837        152,193         24,085

                                   PREDECESSOR                              SUCCESSOR
                            ------------------------- -----------------------------------------------------
                                                       PERIOD FROM   PERIOD FROM
                             YEAR ENDED DECEMBER 31,    JANUARY 1     APRIL 7 TO
                            -------------------------  TO APRIL 6,   DECEMBER 31,
                                1997         1998          1999          1999         2000         2001
                            ------------ ------------ ------------- ------------- ------------ ------------
                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Cash used in operating
 activities ...............    (10,502)     (20,560)      (6,185)      (18,273)      (79,800)     (41,906)
Cash used in investing
 activities ...............       (697)      (2,438)        (275)         (837)     (153,193)     (24,085)
Cash provided by financing
 activities ...............     12,024       24,121        4,533        21,383       262,835       48,204

----------------
(1) excluding $.2 million, $1.9 million and $2.1 million of equity-based compensation for the 1999 Successor period, 2000 and 2001, respectively

(2) excluding $.5 million, $5.0 million and $6.8 million of equity-based compensation for the 1999 Successor period, 2000 and 2001, respectively

(3) excluding $.8 million, $7.6 million and $6.4 million of equity-based compensation for the 1999 Successor period, 2000 and 2001, respectively

     As a result of the transactions discussed in Note 14 of the consolidated financial statements, the Company's financial position changed significantly including a reduction of debt by $165.6 million, a reduction of payables by $39.3 million and an increase in cash position by $18.3 million. Additionally, the Company recognized an extraordinary gain of approximately $61.1 million related to the extinguishment of debt. The following summary financial information includes an unaudited pro forma column to illustrate the balance sheet at December 31, 2001 as if all the transactions had occurred on December 31, 2001. The unaudited pro forma summary financial information has been adjusted to reflect the impact of these transactions. This information is for illustrative purposes only and is not meant to be indicative of actual results that might have been achieved or results that might be attained in the future.

                                                                         AS OF DECEMBER 31,
                                      ----------------------------------------------------------------------------------------
                                              PREDECESSOR                                   SUCCESSOR
                                      ---------------------------   ----------------------------------------------------------
                                          1997           1998          1999          2000           2001        PRO FORMA 2001
                                      ------------   ------------   ----------   -----------   -------------   ---------------
                                                                                                                 (UNAUDITED)
BALANCE SHEET DATA:
Cash and cash equivalents .........    $   1,398      $   2,521      $  2,867     $ 32,262      $   14,405         $ 32,687
Goodwill and intangibles, net                 --          1,406        26,250       13,974           2,772            2,772
Total assets ......................        4,313         11,663        39,296      438,622         255,640          259,918
Debt and capital lease
 obligations ......................        8,814          2,759        29,958      199,610         259,504           93,083
Preferred stock ...................           --             --            --           --              --          157,013
Redeemable preferred stock.........        5,261         36,186            --           --              --               --
Stockholders' equity (deficit)           (14,903)       (33,197)       (2,766)     116,930        (156,586)          64,235

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should read the following discussion together with our consolidated financial statements and the related notes to those financial statements that are included in Part II, Item 8 of this Form 10-K, beginning on page F-1 of this report.

OVERVIEW

     SAVVIS is a growing provider of high quality, high performance IP VPN, Managed Hosting and Internet related services to medium and large businesses, multinational corporations and Internet service providers. To provide our Internet access services, we use the SAVVIS Intelligent IP Network(SM), a data communications network that uses our twelve PrivateNAPs(SM) and our proprietary routing policies to reduce data loss and enhance performance by avoiding the congested public access points on the Internet.

     SAVVIS began commercial operations in 1996, offering Internet access services to local and regional Internet service providers. Our customer base has grown from 15 customers at the end of 1996 to approximately 1,500 at December 31, 2001.

     On April 7, 1999, SAVVIS was acquired by Bridge in a stock-for-stock transaction that was accounted for as a "purchase transaction" under Accounting Principles Board Opinion No. 16. Since the purchase transaction resulted in our Company becoming a wholly owned subsidiary of Bridge, SEC rules required us to establish a new basis of accounting for the assets purchased and liabilities assumed. As a result, the purchase price has been allocated to the underlying assets purchased and liabilities assumed based on estimated fair market value of these assets and liabilities on the acquisition date, and the difference between the purchase price and the fair market value was recorded as goodwill. The accounting for the purchase transaction has been "pushed down" to our financial statements. The impact of the acquisition on our balance sheet, as a result of the application of fair value accounting, was to increase intangibles, goodwill, other liabilities and stockholders' equity. As a result of the acquisition and the "push down" accounting, our results of operations following the acquisition, particularly our depreciation and amortization, are not comparable to our results of operations prior to the acquisition.

     The initial public offering of our common stock was completed in February 2000. A total of 17 million shares were sold in the offering; 14.875 million shares sold by the Company and 2.125 million shares sold by Bridge, all at $24 per share. The Company received net proceeds from this offering of approximately $333 million. Simultaneously, with the completion of the initial public offering, we acquired Bridge's global Internet protocol network for total consideration of approximately, $77 million, plus a payment representing a preferential distribution to Bridge of approximately $69 million. The purchase has substantially increased our depreciation and amortization.

     At that time, the Company entered into a 10-year network services agreement with Bridge under which the Company was to provide managed data networking services to Bridge. SAVVIS' initial network service fees were based upon the cash cost to Bridge of operating the network as configured on October 31, 1999, adjusted for changes to the network and the associated personnel related to Bridge's network requirements through February 17, 2000. Our fees for additional services provided following February 17, 2000, were set for a three-year term based on an agreed price schedule.

     Because the amounts paid to us under the network services agreement for the services provided over the original network acquired from Bridge were based upon the cash cost to operate the original network, the provision of such services did not have an impact on our cash flows from operations. However, due to amortization and depreciation expenses relating to the network, the provision of services under the network services agreement resulted in the Company incurring losses from operations.

     On February 15, 2001, Bridge (which represented approximately 55% of our total revenues for the year ended December 31, 2001) filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. Sections 101 et seq. in the United States Bankruptcy Court (the "Bankruptcy Court") for the Eastern District of Missouri. The monthly revenues from Bridge have been fully replaced by the Reuters and MoneyLine Telerate agreements and the Company no longer provides any services to Bridge.

CRITICAL ACCOUNTING POLICIES

     We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

     Valuation of Long-Lived Assets--The Company periodically evaluates the estimated carrying value of long-lived assets, including intangible assets, goodwill and property and equipment, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment in the carrying value of an asset is recognized when the expected future operating cash flows to be derived from the asset are less than its undiscounted carrying value. In addition, the Company's evaluation considers non-financial data such as market trends, product and development cycles, and changes in management's market emphasis. During 2001, the Company recognized asset impairment charges of $89.6 million primarily related to equipment.

     Revenue Recognition--Service revenues consist primarily of Managed IP networks, Managed Hosting and Internet access service fees, which are fixed monthly amounts, and are recognized in the financial statements when earned during the life of the contract. For all periods, any services billed and payments received in advance of providing services are deferred until the period such services are earned. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The effect of implementation of SAB 101 was not material to the consolidated financial statements. The current portion of installation and equipment costs deferred in accordance with SAB 101 is recorded on the balance sheet in other assets. Such costs are recognized on a straight-line basis over periods of up to 24 months, the estimated period over which the related revenues from installation and equipment sales are recognized.

     Concentrations of Credit Risk--Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company periodically reviews the credit quality of its customers and generally does not require collateral.

     Employee Stock Options--The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Under APB No. 25, the Company recognizes compensation cost based on the intrinsic value of the equity instrument awarded as determined at the measurement date. The Company is also subject to disclosure requirements under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" which requires pro forma information as if the fair value method prescribed by SFAS No. 123 had been applied.

REUTERS AND MONEYLINE TELERATE AGREEMENTS

     On September 28, 2001 affiliates of Reuters acquired a portion of the assets of Bridge. In connection with the asset acquisition, on September 28, 2001, Reuters entered into a network services agreement with us, pursuant to which we agreed to provide internet protocol network services, internet access, and colocation services for a period of five years with respect to the customers of Bridge that were acquired by affiliates of Reuters. The network services agreement calls for a minimum purchase of these services of $96 million in year one, $90 million in year two, $84 million in year three and $48 million in each of years four and five, for a total of $366 million, less payments made by Bridge to us for services provided to customers acquired by Reuters between May 3, 2001 and September 28, 2001. The network services agreement also provides that our network must perform in accordance with specific quality of service standards. In the event we do not meet the required quality of service levels, Reuters would be entitled to credits, and, in the event of a material breach of such quality of service levels, Reuters would be entitled to terminate the network services agreement. As a result of the network services agreement, Reuters is our largest customer. In connection with the network services agreement, we also entered into a transitional services agreement with Reuters , pursuant to which Reuters has agreed to provide us with technical, administrative and other services, including help desk support, installation, maintenance and repair of equipment, customer related services such as processing service orders, accounting functions and the provision of warehousing and other facilities, pending us establishing our own capabilities. On September 28, 2001, we also entered into a co-location agreement with Reuters, pursuant to which we granted Reuters the right to use portions of our data center in Missouri. The co-location agreement has an initial term of five years and may be renewed by Reuters, at its option, for additional one-year periods. However, the agreement will terminate concurrently with the network services agreement.

     In connection with its purchase of assets from Bridge in October 2001, MoneyLine Telerate entered into a binding letter of intent to enter into a network services agreement with SAVVIS. The letter of intent requires MoneyLine Telerate to buy a total of $200 million of services according to the following minimum spending levels: $70 million in year one, $50 million in year two, $35 million in year three, $25 million in year four, and $20 million in year five. We expect billings initially to represent approximately 30% of our revenue.

     In addition, Reuters and MoneyLine Telerate agreed to provide technical and administrative services to SAVVIS for a period of up to one year. The Company is currently engaged in transition plans to perform these services and will incur additional costs in doing so.

TRANSACTIONS WITH BRIDGE

     In connection with Bridge's acquisition of the Company in April 1999, Bridge funded the Company's operations during 1999 and up through February 18, 2000, the date of SAVVIS' initial public offering. In February 2000, we entered into several agreements with Bridge, related to the acquisition of its IP network assets, the provision of network services to Bridge and the provision of technical and administrative support services to SAVVIS. As a result, Bridge was our largest customer, accounting for approximately 81% and 55% of revenues, in 2000 and 2001, respectively.

     In February 2002, the Company entered into an agreement with Bridge wherein the Company agreed to pay Bridge $11.9 million in satisfaction of $27.5 million representing all amounts due to Bridge. The Company also agreed not to pursue the collection of $18.7 million of pre-petition receivables owed to it by Bridge and to assign to Bridge any claims it had against other Bridge entities with the exception of Bridge Canada where the Company retained its right to receive a pro rata distribution of assets from the liquidation of Bridge Canada. All amounts due under the settlement agreement were paid in March 2002.

TRANSACTIONS WITH WELSH CARSON AND REUTERS

     On March 18, 2002 we issued approximately $158 million of our Series A convertible preferred (the "Preferred") stock to Welsh Carson and Reuters in exchange for $57.5 million in cash and all of the outstanding principal of and accrued interest on our 10% and 12% convertible senior notes and the notes payable originally issued pursuant to our credit agreement with Nortel Networks. The Series A preferred stock accrues dividends at the rate of 11.5% per annum on the outstanding accreted value thereof (initially $1,000 per share). Dividends will not be payable in cash until after the eighth anniversary of the original issuance date, at the option of the Company. Accrued but unpaid dividends will be added to the outstanding accreted value quarterly. The Series A preferred stock is convertible into such number of our common stock equal to the outstanding accreted value divided by the conversion price. The Preferred is initially convertible into approximately 211 million shares of our common stock at a conversion price of $0.75 per share. In connection with this transaction we granted the holders registration rights with respect to the shares of our common stock issuable upon conversion of the Preferred, including demand registration rights and piggy back registration rights.

     On February 16, 2001, we entered into a securities purchase agreement and related agreements and documents with two investment entities and several individuals affiliated with Welsh Carson. Pursuant to the terms of the securities purchase agreement, the entities and individuals affiliated with Welsh Carson purchased $20.0 million aggregate principal amount of our 10% convertible senior secured notes due 2006. All of the outstanding principal and accrued interest on these notes were exchanged for the Preferred on March 18, 2002.

     On May 16, 2001, we entered into a securities purchase agreement and certain related agreements and documents with Reuters Holdings Switzerland SA, or Reuters, a societe anonym organized under the laws of Switzerland. Pursuant to the terms of the securities purchase agreement, Reuters purchased $37.5 million aggregate principal amount of our 12% convertible senior secured notes due 2005. All of the outstanding principal and accrued interest on these notes were exchanged for the Preferred on March 18, 2002.

     On May 16, 2001, we also granted Reuters and its successors, assigns and affiliates the right, for so long as they hold any of our notes or preferred stock or common stock comprising or convertible into at least 5% of our outstanding voting stock, among other things, to (1) designate an observer to attend all meetings of our board of directors or any board committees, and (2) to nominate and elect such number of directors, but not fewer than one, equal to the product of the percentage of the voting power held by Reuters on a fully-diluted, as-converted basis, multiplied by the number of seats on the registrant's board of directors (rounded down to the nearest whole number). In accordance with the terms of this letter, Reuters has appointed an observer to attend all meetings of our board of directors and committee meetings.

REVENUE

     Revenue. The Company's revenue is derived primarily from the sale of managed IP, Internet access and hosting services. For the year 2001, revenue from related parties (Bridge and Reuters) represented approximately 68% of our total revenue. Through December 31, 1998, our revenue was primarily derived from the sale of Internet access services to local and regional Internet service providers in the United States. Beginning in late 1998, we also began to offer Internet security and hosting services to corporate customers.
Beginning in September 1999, we began to offer managed data networking services. We expect our revenues from related parties to decrease as a percentage of our total revenues as we expand our managed IP, Internet access and hosting customer base.

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

     o connections to other Internet service providers;

     o other related repairs and maintenance items;

     o leasing routers and switches;

     o leasing hosting space; and

     o installing local access lines at customer sites.

     Data communications and operations expense increased significantly with the inclusion of the Bridge network. In addition, we expect that these costs will continue to increase in total dollars as we increase our customer base, but we expect an eventual decrease as a percentage of revenues.

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

     o professional services, including legal, accounting, tax and consulting

     o bad debt expense; and

     o travel.

     These expenses are expected to continue to increase as we continue to add to our support personnel, infrastructure and back office systems as the business continues to ramp up.

     Depreciation and amortization. Depreciation and amortization expense consists primarily of the depreciation and amortization of communications equipment, capital leases, goodwill and intangibles. We expect these expenses to to decrease as a portion of our fixed assets fully depreciate in 2002, we have minimized our capital additions requirements with the completion of our network in 2001 and the adoption of new accounting pronouncements will eliminate the amortization of certain items in goodwill. Generally, depreciation is calculated using the straight-line method over the useful life of the associated asset, which ranges from three to five years. Goodwill resulting from our acquisition by Bridge was amortized over three years and other intangibles are amortized over one to three years.

     Interest expense. Historical interest expense is related to indebtedness to banks, vendor financing agreements convertible notes, loans from Bridge and capitalized leases. The vendor financing agreements, the convertible notes and the loans from Bridge were settled in a series of transactions described in
Note 14 of the Consolidated Financial Statements. Also described in Note 14 of the Consolidated Financial Statements was the refinancing of certain capital leases. Accordingly, we expect our interest expense to significantly decrease in 2002.

     Income tax expense. We incurred operating losses from inception through December 31, 2001 and, therefore, have not recorded a provision for income taxes in our historical financial statements. We have recorded a valuation allowance for the full amount of our net deferred tax assets because the future realization of the tax benefit is uncertain. As of December 31, 2001, we had U.S. net operating loss carry forwards of approximately $319 million and foreign net operating losses of approximately $30 million. Section 382 of the Internal Revenue Code restricts the utilization of U.S. net operating losses and other U.S. carryover tax attributes upon the occurrence of an ownership change, as defined. Such an ownership change occurred during 1999 as a result of the acquisition of our company by Bridge and in 2002 as a result of the issuance of $158 million of preferred stock. Management believes that this limitation may restrict our ability to utilize the net operating losses over the U.S. Statutory carry-forward periods ranging from 15 to 20 years.

     As we continue to increase our employee base to support our expanded operations and invest in our marketing and sales operations, we expect to incur net losses at least through 2003.

RESULTS OF OPERATIONS

     The historical financial information included in this Form 10-K will not reflect our future results of operations, financial position and cash flows. Our results of operations, financial position and cash flows subsequent to the purchase of Bridge's network and the commencement of the related agreements is not comparable to prior periods.

THE  YEAR  ENDED  DECEMBER  31,  2001 AS COMPARED TO THE YEAR ENDED DECEMBER 31,
2000

     Revenue. Revenue was $242.8 million for the year ended December 31, 2001, an increase of $56.5 million or 30%, from $186.3 million for the year ended December 31, 2000. Managed IP revenue increased $46.1 million, or 30%, to $197.9 million in 2001 from $151.8 million in 2000. Managed Hosting revenues increased $8.8 million , or 441%, to $10.8 million in 2001 from $2.0 million in 2000. Other revenues, consisting of installation and equipment sales, increased from $2.0 million in 2000 to $3.5 million in 2001. Approximately $15 million of the increase results from a full year of service provided to Bridge customers through September 2001 versus 10.5 months in 2000 and the balance of the billings to Reuters and MoneyLine Telerate in the fourth quarter. Internet access revenues were flat for the year as price reductions and customer losses from the economic downturn offset new orders.

     Data Communications and Operations (exclusive of non-cash compensation). Data communications and operations expenses were $236.3 million for the year ended December 31, 2001; an increase of $24.5 million, or 11.6%, from $211.8 million for the year ended December 31, 2000. The increase in expenses related principally to the expansion of our network capacity during 2000. These expenses were reduced significantly in the second half of 2001 as unit prices for communications costs continued to decline and network capacity was reduced in response to lower customer demand resulting from the downturn in the financial markets and the general economy.

     Sales and Marketing. (exclusive of non-cash compensation) Sales and marketing expenses were $35.2 million for the year ended December 31, 2001, an increase of $1.3 million, or 4%, from $33.9 million in the year ended December 31, 2000. This increase is principally attributed to personnel costs.

     General and Administrative (exclusive of non-cash compensation). General and administrative expenses amounted to $37.1 million for the year ended December 31, 2001 an increase of $12.7 million or 52% from $24.4 million for the same period in 2000. This result was primarily from the increase in bad debt expense to $10.0 million in 2001, an increase of $8.2 million, from $1.8 million in 2000. Bad debt expense reflected a write-off of $4.7 million in connection with the bankruptcy of Bridge Canada. The balance of the increase in bad debts was directly related to the general economic downturn.

     Non-cash Equity-based Compensation. Non-cash equity-based compensation amounted to $15.3 million for the year ended December 31, 2001 versus a $14.5 million expense in 2000. These expenses represent amortization charges to earnings for the difference between the estimated fair market value of our common stock and the exercise price for options granted to employees, non-employee members of our Board of Directors and employees of Bridge on various dates in early 2000 and late 1999.

     EBITDA. EBITDA, which is defined as consolidated loss before depreciation and amortization, taxes, interest income and expense, non-cash equity based compensation, asset impairment and other write down of assets and restructuring charges improved from $83.7 million in 2000 to $65.9 million in 2001 as gross margin improvements of $32 million were partially offset by increases to sales and marketing costs and general and administrative costs. We have included information concerning adjusted EBITDA because our management believes that in our industry such information is a relevant measurement of a company's financial performance and liquidity. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States of America, is not indicative of cash used by operating activities and should not be considered in isolation or as an alternative to, or more meaningful than, measures of operating performance determined in accordance with accounting principles generally accepted in the United States of America. Additionally, our calculation of adjusted EBITDA may not be comparable to similarly titled measures of other companies, as other companies may not calculate it in a similar manner.

     Depreciation and Amortization. Depreciation and amortization expense was $88.1 million for the year ended December 31, 2001, an increase of $27.6 million as compared to $60.5 million for the year ended December 31, 2000. This increase results primarily from equipment acquisitions to support our network.

     Interest. Interest income amounted to $0.8 million in the year ended December 31, 2001, a decrease of $5.6 million from 2000 a result of the average cash balance on hand decreasing during the period. Interest expense for the year ended December 31, 2001 was $26.0 million, an increase of $15.4 million from 2000. This increase is attributable to interest expense on capital equipment financing, convertible senior secured notes and the write-off of deferred financing charges.

     Asset  impairment & other write-downs of assets. As more fully discussed in
Note 5 to the consolidated financial statements appearing at the end of this annual report on Form 10-K, asset impairment & other write-downs of assets of $89.6 million in 2001 represent:

     o $31.5 million non-cash charge related to optical equipment for which the Company does not expect to recover its costs either through operation or disposition of such equipment;

     o $44.1 million non-cash charge related to equipment purchased to support the Company's wireless initiative. Due to technical and supplier limitations, described in Note 10, the Company abandoned its wireless plans and deemed the related equipment has no residual value and no future planned use; and

     o $14.0 million non-cash charge related to the write down of other property and equipment that the Company has deemed without residual value and has no plans for future use.

     Net Loss. The net loss for the year ended December 31, 2001 was $288.9 million, or $3.10 basic and fully diluted loss per share, an increase of $124.0 million from the net loss for 2000 of $164.9 million, or $1.89 per share. The primary reasons for the increase in net loss are:

     o Asset impairment charges of $89.6 million, restructuring charges of $4.8 million and write-down of deferred financing charges of $3.8 million.

     o The $27.6 million increase in depreciation and amortization expense due to network equipment acquisitions.

     o An increase in bad debt expense of $8.2 million primarily related to the write-off of Bridge Canada accounts receivable balance.

THE YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1999 (1999 AMOUNTS REPRESENTS COMBINED PREDECESSOR AND SUCCESSOR INFORMATION)

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

     EBITDA. EBITDA, which is defined as consolidated loss before depreciation and amortization, taxes, interest income and expense, non-cash equity based compensation, asset impairment and other write down of assets and restructuring charges was $27.2 million and $83.7 million for 1999 and 2000, respectively. We have included information concerning adjusted EBITDA because our management believes that in our industry such information is a relevant measurement of a company's financial performance and liquidity. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States of America, is not indicative of cash used by operating activities and should not be considered in isolation or as an alternative to, or more meaningful than, measures of operating performance determined in accordance with accounting principles generally accepted in the United States of America. Additionally, our calculation of adjusted EBITDA may not be comparable to similarly titled measures of other companies, as other companies may not calculate it in a similar manner.

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

LIQUIDITY AND CAPITAL RESOURCES

     On March 18, 2002, the Company issued approximately $158 million of preferred stock to (i) affiliates of Welsh Carson, in exchange for approximately $57.5 million in cash, conversion of approximately $22.2 million in principal and accrued interest in respect to our 10% convertible senior secured notes and approximately $90.9 million in notes, and accrued interest, issued pursuant to the credit agreement with Nortel Networks and (ii) Reuters in exchange for approximately $40.9 million in principal and accrued interest in respect to the 12% convertible senior secured notes. The terms of the preferred stock are more fully described in Note 14 of the financial statements.

     In addition, the Company reached agreements with General Electric Capital Corporation ("GECC"), Nortel Networks ("Nortel"), Bridge Information Systems and certain other vendors as follows:

   o Approximately $57 million of capital lease obligations were amended with GECC. The amended lease provides for repayment at the end of the fifth year, 12% interest payable in cash or in kind, at the Company's option, for the first three years and an excess cash sweep provision.

   o Release by Nortel Networks from all obligations to purchase optical equipment under the Global Purchase Agreement.

   o The Company entered into an agreement with Bridge wherein the Company agreed to pay Bridge $11.9 million in satisfaction of $27.5 million representing all amounts due to Bridge. The Company also agreed not to pursue the collection of $18.7 million of pre-petition receivables owed to it by Bridge and to assign to Bridge any claims it had against other Bridge entities with the exception of Bridge Canada where the Company retained its right to receive a pro rata distribution of assets from the liquidation of Bridge Canada.

   o A release by a certain vendor from all obligations under the agreements in exchange for $2.5 million paid in installments over 18 months and other commercial arrangements.

   o In connection with the transactions, the Company also issued five-year warrants to purchase 16.1 million shares of its common stock at $0.75 per share.

     The balance of the proceeds from the issuance of the Preferred will be used for general working capital purposes.

     As a result of the transactions discussed in Note 14 of the consolidated financial statements, the Company's financial position changed significantly including a reduction of debt by $165.6 million, a reduction of payables by $39.3 million and an increase in cash position by $18.3 million. Additionally, the Company recognized an extraordinary gain of approximately $61.1 million related to the extinguishment of debt. The following unaudited summary financial information includes an unaudited pro forma column to illustrate the balance sheet at December 31, 2001 as if all the transactions had occurred on December 31, 2001. The unaudited pro forma summary financial information has been adjusted to reflect the impact of these transactions. This information is for illustrative purposes only and is not meant to be indicative of actual results that might have been achieved or results that might be attained in the future.

                                                                          PRO FORMA
                                                             2001           2001
                                                        -------------   ------------
                                                                         (UNAUDITED)
                                                               (IN THOUSANDS)
       BALANCE SHEET DATA:
       Cash and cash equivalents ......................  $   14,405      $  32,687
       Total current assets ...........................      46,005         50,283
       Total assets ...................................     255,640        259,918
       Total current liabilities ......................     348,898         94,409
       Debt and capital lease obligations .............     259,504         93,083
       Total liabilities ..............................     412,226        195,683
       Preferred stock ................................          --        157,013
       Stockholders' equity (deficit) excluding
         preferred stock...............................    (156,586)       (92,778)
       Stockholders' equity (deficit) .................    (156,586)        64,235


     Negative cash flow from operations decreased to $41.9 million for the year ended December 31, 2001 from $79.8 million in 2000. This decrease in negative cash flow was primarily due to a $17.8 million improvement in EBITDA and improved collections on accounts receivable.

     Net cash used in investing activities for the year ended December 31, 2001 was approximately $24.1 million, which reflects the purchase of the property and equipment not financed. We obtained funds for investing activities in the year 2001 from a vendor credit facility, issuance of convertible debt securities and through customer receipts.

     In connection with our purchase of the global Internet protocol network assets from Bridge, we also entered into a network services agreement under which we provided Bridge with managed data networking services. Because the amounts paid to us under the network services agreement for the services provided over the original network acquired from Bridge are based upon the cash cost to operate the original network, the provision of such services did not have an impact on our cash flows from operations. However, due to amortization and depreciation relating to the network, the provision of services under the network services agreement resulted in our incurring losses from operations. The effects of such operating losses increased our accumulated deficit and reduced our stockholders' equity. As of October 2001, this agreement has been replaced by the Reuters Network Services Agreement and the MoneyLine Telerate amended letter of intent.

     On June 30, 2000, SAVVIS executed an agreement to acquire approximately $30 million of telecommunications equipment and related services with Winstar Wireless, Inc. ("Winstar"). Upon execution, the Company took delivery of certain equipment and paid approximately $5 million to Winstar. Of the remaining $25 million, approximately $16.5 million, included in Notes Payable at December 31, 2001, has been financed by Winstar over six years at 11% interest. Payments commenced in the third quarter of 2000. The remaining balance of $8.5 million was recorded in the other accrued liabilities, with payments of approximately $2 million due every three months until July 2001. On September 29, 2000, the Company executed an additional agreement with Winstar to acquire $10.1 million in telecommunications equipment. This agreement called for a down payment of $1.5 million, which was paid by SAVVIS in October 2000. The remaining $8.6 million, included in Notes Payable at December 31, 2001, was also financed by Winstar over six years at 11% interest, with payments being made quarterly beginning in December 2000.

     As of December 31, 2001, approximately $4 million remains in other accrued liabilities related to Winstar. On April 17, 2001, SAVVIS provided notice to Winstar that a material breach had occurred under the Master Agreement relating to Winstar's installation of the wireless equipment components and accordingly, terminated the equipment purchase and installation agreements. On April 18, 2001, Winstar filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The Company to date has not performed all obligations to Winstar, nor has Winstar performed all of its obligations to the Company. In addition, the Company ceased making payments on the Winstar notes in March 2001.

     On September 25, 2001, Winstar filed suit in the US Bankruptcy Court for Delaware seeking a total of approximately $38 million from the Company for the repayment of the note payable and professional services liabilities, which includes a refund of $8.5 million of Internet services prepaid by Winstar. In turn, we have filed proof of claim with the court overseeing the Winstar bankruptcy proceeding in the amount of approximately $19 million. The court has agreed to refer the dispute to arbitration. We believe we have substantial defenses to the suit.

     In August 2000, the Company entered into a 20-year agreement with Kiel Center Partners, L.P. ("KCP") pursuant to which it acquired the naming rights to an arena in St. Louis, MO. Upon execution of the agreement, total consideration for these rights amounted to approximately $72 million, including 750,000 shares of its common stock issued by the Company to KCP. The related expense will be recognized over the term of the agreement. On March 21, 2001, KCP notified the Company that it was in default of the agreement relating to possible future insolvency of SAVVIS, a claim that KCP subsequently withdrew. On August 21, 2001 the parties entered into an amendment of the agreement providing for the payment of $1.25 million on each of December 31, 2002 through 2005. These payments will be deducted from payments otherwise owed under the agreement in 2007 through 2010. As of December 31, 2001, the Company has recorded approximately $4.5 million of deferred charges resulting from the issuance of common stock under this agreement.

     We have arrangements with various suppliers of communications services that require us to maintain minimum spending levels some of which increase over time. Our aggregate minimum spending level is approximately $59 million, $62 million, $55 million and $15 million in years 2002 to 2005, respectively. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of March 31, 2002, the maximum termination liability would amount to approximately $155 million.

     Based upon our current plans, we believe we have the necessary resources to fund our operating losses, working capital needs and capital expenditure requirements until the Company reaches operating cash flow positive, which is expected to occur in 2003.

     We may meet any additional funding needs through a combination of equity investments, debt financings, renegotiation of repayment terms on existing debt and sales of assets and services. If these additional financings were required, there can be no assurance that we would be successful in completing any of these financings or that if we were, the terms of such financings would be favorable to us.

     SAVVIS' contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long- term debt arrangements, are summarized below and are fully disclosed in the notes the consolidated financial statements.

                                                             PAYMENTS DUE BY
                                      --------------------------------------------------------------
                                                    LESS THAN        2-3         4-5        AFTER 5
                                         TOTAL        1 YEAR        YEARS       YEARS        YEARS
                                      ----------   -----------   ----------   ---------   ----------
Capital lease obligations (1) .....    $ 70,508     $ 49,439      $ 21,069          --          --
Operating leases ..................      49,713        8,515        18,357     $ 4,920     $17,921
Unconditional purchase
 obligations (2) ..................     190,800       59,200       116,600      15,000
Convertible senior secured
 notes(3) .........................      60,112       60,112
Notes payable (4) .................     110,291       86,572        23,719          --          --
                                       --------     --------      --------     -------     -------
Total contractual cash
 obligations ......................     481,424      263,838       179,745      19,920      17,921
                                       --------     --------      --------     -------     -------

----------------
(1) As disclosed in Note 14 of the consolidated financial statements, subsequent to December 31, 2001, the Company entered into agreements with GECC to significantly defer the payment terms of its capital lease obligations.

(2) As   disclosed   in  Note  14  of  the  consolidated  financial  statements, subsequent to December 31, 2001, the Company entered into an agreement to relieve itself from significant purchase obligations from various communications vendors totaling $22.2 million of the $190.8 million commitment as of December 31, 2001.

(3) As   disclosed   in  Note  14  of  the  consolidated  financial  statements, subsequent to December 31, 2001, the Company issued convertible preferred stock in exchange for the convertible senior secured notes plus accrued interest totaling $63.1 million.

(4) As disclosed in Note 14 of the consolidated financial statements, subsequent to December 31, 2001, the Company issued convertible preferred stock in satisfaction of all the principal and accrued interest owed in respect to notes payable totaling $90.9 million.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. SFAS No. 142 addresses how intangible assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires that goodwill and certain other intangibles with an indefinite life, as defined in the standard, no longer be amortized. However, goodwill and intangibles would have to be assessed each year to determine whether an impairment loss has occurred. Any impairments recognized upon adoption would be recorded as a change in accounting principle. Future impairments would be recorded in income from continuing operations. The statement provides specific guidance for testing goodwill for impairment. The Company had $2 million of net goodwill at December 31, 2001. Goodwill amortization was $7.9 million for the year ended December 31, 2001.

     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires that one accounting model be used for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. It also broadens the presentation of discontinued operations to include more disposal transactions.

     The adoption of SFAS No. 142 and SFAS No. 144 on January 1, 2002 did not have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk exposures relate to changes in interest rates. Following the purchase of Bridge's global Internet protocol network assets in February 2000, we have begun to expand our business internationally, and as a result, we are also exposed to changes in foreign currency exchange rates.

     We have financial instruments that are sensitive to changes in interest rates and a number of network equipment financing arrangements. These instruments were entered into for other than trading purposes, are denominated in U.S. Dollars and bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. As discussed in note 14, in March 2002 a portion of the Company's borrowings were extinguished for less than their carrying value. As discussed in note 6, it is not practicable to estimate the fair value of our unextinguished debt as it is currently in dispute.

     Changes in foreign exchange rates did not impact our results of operations. For the year ended December 31, 2001, 21% of our service revenue was derived from operations outside the United States, but only 1% of total revenue is settled in currency other than the U.S. dollar, and approximately 18% of our total data communications and operations costs were incurred outside the United States. We expect these percentages to remain relatively constant in the periods ahead. Because our foreign revenue closely matched our foreign costs, changes in foreign exchange rates did not have a material impact on our results of operations in this quarter. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The 2001 consolidated financial statements and related notes thereto are included in Part II, Item 8 of this Form 10-K, beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides a brief description of each director's and executive officer's name, age, principal occupation and business experience and all positions and offices with SAVVIS currently held by the directors and executive officers.

             NAME                  AGE                      POSITION AND OFFICE
-------------------------------   -----   ------------------------------------------------------
Robert A. McCormick ...........    36     Chief Executive Officer and Chairman of the Board
John M. Finlayson .............    47     President, Chief Operating Officer and Director
                                          Executive Vice President, Chief Financial Officer and
David J. Frear ................    45     Director
                                          Executive Vice President and General Manager --
James D. Mori .................    46     Americas
                                          Executive Vice President and Chief Technology
Richard G. Bubenik ............    41     Officer
Clyde A. Heintzelman ..........    63     Director
Thomas E. McInerney ...........    60     Director
Patrick J. Welsh ..............    58     Director
Norman K. Korey ...............    43     Director
Kevin J. Wiley ................    41     Director

     Set forth below is a brief description of the principal occupation and business experience of each of our nominees for director and each of our executive officers.

     ROBERT A. MCCORMICK has served as the Chairman of our board of directors since April 1999 and as our Chief Executive Officer since November 1999. Mr. McCormick served as Executive Vice President and Chief Technical Officer of BIS Administration, Inc., formerly Bridge Information Systems, Inc., or Bridge, a principal stockholder of our company, from January 1997 to December 1999, and held various engineering, design and development positions at Bridge from 1989 to January 1997. On February 15, 2001, Bridge's U.S. operating subsidiaries filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. Mr. McCormick attended the University of Colorado at Boulder.

     JOHN M. FINLAYSON has served as our President and Chief Operating Officer since December 1999 and as a director of our company since January 2000. From June 1998 to December 1999, Mr. Finlayson served as Senior Vice President of Global Crossing Holdings, Ltd. and President of Global Crossing International, Ltd., a provider of internet and long distance communications facilities and services. Before joining Global Crossing, Mr. Finlayson was employed by Motorola, Inc., a provider of integrated communications solutions and embedded electronic solutions, as Corporate Vice President and General Manager of the Americas Cellular Infrastructure Group from March 1994 to February 1998, and as Corporate Vice President and General Manager of the Asia Pacific Cellular Infrastructure Group from March 1998 to May 1998. Before joining Motorola, Mr. Finlayson was employed by AT&T as Sales Vice President of Business Network Sales for the Southeastern United States. Mr. Finlayson received a B.S. degree in Marketing from LaSalle University, an M.B.A. degree in Marketing from St. Joseph University and a post M.B.A. certification in Information Management from St. Joseph's University.

     DAVID  J.  FREAR  has  served  as  our  Executive  Vice President and Chief
Financial Officer since July 1999, and as a director of our company since October 1999. Mr. Frear was an independent consultant in the telecommunications industry from August 1998 until June 1999. From October 1993 to July 1998, Mr. Frear was Senior Vice President and Chief Financial Officer of Orion Network Systems Inc., a Nasdaq-listed international satellite communications company that was acquired by Loral Space & Communications in March 1998. Mr. Frear was Chief Financial Officer of Millicom Incorporated, a Nasdaq-listed international cellular paging and cable television company, from 1990 to 1993. He previously was an investment banker at Bear, Stearns & Co., Inc. and Credit Suisse. Mr. Frear received his C.P.A. in 1979 and received an M.B.A. degree from the University of Michigan.

     JAMES D. MORI has served as our Executive Vice President and General Manager--Americas since October 1999. Before joining us, Mr. Mori was employed by Sprint Corporation as National Account Manager from April 1987 to December 1989, as Branch Manager from January 1990 to December 1991, as Regional Sales Director from January 1992 to March 1996, as Vice President--Sales from March 1996 to February 1997 and as Area Director from February 1997 to October 1999. From January 1980 to March 1987, Mr. Mori served as National Account Manager of Digital Equipment Corporation, Southwestern Bell and AT&T Information Systems. Mr. Mori received a B.S. in Business Administration from the University of Missouri.

     RICHARD G. BUBENIK joined us in December 1996 and has served as our Executive Vice President and Chief Technology Officer since July 1999. Dr. Bubenik served as our Assistant Vice President-- Engineering from December 1996 to September 1997, Vice President--Engineering from October 1997 to April 1999 and Senior Vice President Network Engineering from April 1999 to July 1999. From May 1993 to December 1996, Dr. Bubenik was a Software Development Manager for Ascom Nexion, a network switch/router equipment supplier. Dr. Bubenik holds a Ph.D. in Computer Science from Rice University, M.S. and B.S. degrees in Computer Science from Washington University and a B.S. degree in Electrical Engineering from Washington University.

     CLYDE A. HEINTZELMAN has served as a director of our company since December 1998. Mr. Heintzelman has served as the chairman of the board of Optelecom, a NASDAQ-listed fiber optics component manufacturer, since February 2000 and as its interim President and Chief Executive Officer from June 2001 to December 2001. From November 1999 to May 2001, he was president of Net2000 Communications, Inc., a provider of broadband business telecommunications services. On November 16, 2001, Net2000 Communications and its subsidiaries filed voluntary bankruptcy petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. From December 1998 to November 1999, Mr. Heintzelman served as our President and Chief Executive Officer and from May 1995 to December 1998, he served as Chief Operating Officer and President of DIGEX Incorporated, a national internet services provider that was acquired by Intermedia Communications, Inc. in July 1997. He was retained as a business consultant by Intermedia from December 1997 to November 1998. In January 1992, he participated in founding CSI, a company focused on building hardware and software products for switched wide area networks using ISDN technology. Mr. Heintzelman spent 28 years with Bell Atlantic and its predecessor companies. Mr. Heintzelman also serves as a director of TCS, a wireless software company and Optelcom. Mr. Heintzelman received a B.A. in Marketing from the University of Delaware and did graduate work at Wharton, University of Pittsburgh and University of Michigan.

     THOMAS E. MCINERNEY has served as a director of our company since October 1999. Mr. McInerney has served as a general partner of Welsh, Carson, Anderson & Stowe, of Welsh, Carson, and affiliated entities, which collectively are a principal stockholder of our company, since 1987. Mr. McInerney also served as the chairman of the executive committee of the board of Bridge, which assumed the responsibilities of the Chief Executive Officer of Bridge, from November 2000 until February 2001. Before joining Welsh, Carson in 1987, Mr. McInerney was President and Chief Executive Officer of Dama Telecommunications Corporation, a voice and data communications services company that he co-founded in 1982. Mr. McInerney has also been President of the Brokerage Services Division and later Group Vice President--Financial Services of ADP, with responsibility for the ADP divisions that serve the securities, commodities, bank, thrift and electronic funds transfer industries. He has also held positions with the American Stock Exchange, Citibank and American Airlines. Mr. McInerney serves as a director of The BISYS Group, Inc., Centennial Communications Corp. and Spectra Site Holdings, Inc. He is also a director of several private companies. From 1995 to February 2001, he was a director of Bridge. Mr. McInerney received a B.A. from St. Johns University, and attended New York University Graduate School of Business Administration.

     PATRICK J. WELSH has served as a director of our company since October 1999. Mr. Welsh was a co-founder of Welsh, Carson and affiliated entities, which collectively are a principal stockholder of our company, and has served as a general partner of Welsh, Carson and affiliated entities since 1979. Before 1979, Mr. Welsh was President and a director of Citicorp Venture Capital, Ltd., an affiliate of Citicorp engaged in venture capital investing. Mr. Welsh serves as a director of Accredo Health, Incorporated. He also serves as a director of several private companies. From April 1995 to February 2001, he was a director of Bridge. Mr. Welsh received a B.A. from Rutgers University and an M.B.A. from the University of California at Los Angeles.

     NORMAN K. KOREY has served as a director of our company since January 2002. Mr. Korey has served as the President and Chief Executive Officer of Korey Consulting, Inc., a telecommunications consulting company focused on wireless startup companies, since November 2000. From November 1999 to November 2000, Mr. Korey served as the President--International Markets of Wireless Facilities, Inc., a Nasdaq-listed provider of outsourced services for the wireless communications industry. Before joining Wireless Facilities, Mr. Korey was employed by Motorola's cellular infrastructure group as Vice President and Senior Director--Southeast U.S. and Canada (from July 1994 to March 1998), and by Motorola's network solutions sector as Vice President and General Manager--Europe, Middle East, Africa and Russia (from January 1998 to February
1999) and as Vice President and General Manager--Caribbean and Latin America (from February 1999 to November 1999). From August 1984 to July 1994, Mr. Korey was employed by AT&T Global Business Communications Systems and AT&T in various capacities, including as a regional staff director (from March 1991 to January
1993) and as general manager (from January 1993 to July 1994). Mr. Korey received a B.S. degree in Marketing from Florida State University.

     KEVIN J. WILEY has served as a director of our company since January 2002. Mr. Wiley has served as a Vice President Corporate Business Development of Next Level Communications, Inc., a Nasdaq-listed company that designs and markets broadband communications equipment, from April 2001 until November 2001, and as the Vice President of Sales of Next Level Communications, since November 2001. Before joining Next Level Communications, Mr. Wiley was employed by Motorola's network management group as Director of Business Development Support (from July 1997 to October 1998) and as Director of Latin American Cellular Operations (from October 1998 to April 2001). From July 1995 to July 1997, he was Vice President--Diversified Operations of Aliant Communications, Inc., a holding company whose subsidiaries provide local exchange and intraLATA interexchange services. From 1989 to 1995, he was employed by Nebraska Cellular Telephone
Corporation  as  Vice  President,  Chief  Operating  Officer and general manager
(from August 1989 to December 1992) and as President and Chief Executive Officer (from December 1992 to July 1995). Before joining Nebraska Cellular Telephone Corporation, Mr. Wiley was employed by Centel Cellular, a wireless telecommunications company, in various managerial capacities. Mr. Wiley has served as a director of Tricom, S.A. since December 1998. Mr. Wiley received a B.S. degree in finance and management from Creighton University in 1982.

     Members of our board of directors are elected each year at our annual meeting of stockholders, and serve until the next annual meeting of stockholders and until their respective successors have been elected and qualified. Our officers are elected annually by our board of directors and serve at the board's discretion.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities and Exchange Act of 1934 requires directors and executive officers and persons who own more than 10% of a registered class of equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our company. Such reporting persons are required by rules of the SEC to furnish us with copies of all section 16(a) reports they file. To our knowledge, based solely upon a review of section 16(a) reports furnished to us for fiscal 2001 and written representations that no reports on Form 5 were required, we believe that our directors, executive officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during 2001.

ITEM 11. EXECUTIVE COMPENSATION

     Reference is made to the information set forth under the captions "Election of Directors--Director Compensation," "2001 Executive Compensation" and "Stockholder Return Performance Graph" appearing in our definitive proxy statement for our 2002 annual meeting of stockholders to be held June 7, 2002 (the "Proxy Statement") to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

     Reference is made to the information set forth under the caption "Ownership of Securities" appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

     Reference   is  made  to  the  information  set  forth  under  the  caption
"Transactions with Affiliates" appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) (1) and (2) Financial Statements and Financial Statement Schedules

     The following consolidated financial statements are filed pursuant to Item 8 of this report:

       Independent Auditors' Report.
       Consolidated Balance Sheets as of December 31, 2000 and 2001. Consolidated Statements of Operations for the period from January 1, 1999 to April 6, 1999, the period from April 7, 1999 to December 31, 1999, and for each of the two years ended December 31, 2000 and 2001 Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period from January 1, 1999 to April 6, 1999, the period from April 7, 1999 to December 31, 1999, and for each of the two years ended December 31, 2000 and 2001
       Consolidated Statements of Cash Flows for the period from January 1, 1999 to April 6, 1999, the period from April 7, 1999 to December 31, 1999, and for each of the two years ended December 31, 2000 and 2001 Notes to Consolidated Financial Statements.

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

EXHIBIT INDEX

NUMBER   EXHIBIT DESCRIPTION
-------- -----------------------------------------------------------------------------------------
 3.1     Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement on
         Form S-1, as amended (File No. 333-90881) (the "Registration Statement"))
 3.2     Certificate of Amendment to Amended and Restated Certificate of Incorporation of the
         Registrant (incorporated by reference to the same numbered exhibit to the Registrant's
         Registration Statement)
 3.3     Amended and Restated Bylaws of the Registrant incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)
 4.1     Form of Common Stock Certificate (incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement)
10.1     1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the
         Registrant's Annual Report on Form 10-K for the year ended December 31, 2000)
10.2     Form of Incentive Stock Option Agreement under the 1999 Stock Option Plan
         (incorporated by reference to the same numbered exhibit to the Registrant's Registration
         Statement)
10.3     Form of Incentive Stock Option Agreement under the 1999 Stock Option Plan
         (incorporated by reference to the same numbered exhibit to the Registrant's Registration
         Statement)
10.4     Form of Non-Qualified Stock Option Agreement under the 1999 Stock Option Plan
         (incorporated by reference to the same numbered exhibit to the Registrant's Registration
         Statement)
10.5     Letter Agreement, dated November 12, 1999, between the Registrant and Clyde A.
         Heintzelman (incorporated by reference to Exhibit 10.7 to the Registrant's Registration
         Statement)

NUMBER     EXHIBIT DESCRIPTION
---------- -----------------------------------------------------------------------------------------
 10.6      Employment Agreement, dated December 20, 1999, between the Registrant and Jack M.
           Finlayson (incorporated by reference to Exhibit 10.8 to the Registrant's Registration
           Statement)
 10.7      Letter Agreement, dated June 14, 1999, between the Registrant and David J. Frear
           (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement)
 10.8      Letter Agreement, dated September 30, 1999, between the Registrant and James D. Mori
           (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement)
 10.9      Master Establishment and Transition Agreement, dated February 9, 2000, between the
           Registrant and Bridge Information Systems, Inc., including as Exhibit B a Form of
           Administrative Services Agreement, as Exhibit E a Form of Local Contract of Assignment
           and Assumption, as Exhibit F a Form of Local Asset Transfer Agreement, as Exhibit H a
           Form of Equipment Colocation Permit, as Exhibit I a Form of Promissory Note, as Exhibit
           J a Form of Call Asset Transfer Agreement and as Exhibit K the Sublease Agreement
           (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the
           year ended December 31, 1999)
10.10+     Network Services Agreement, dated February 18, 2000, between SAVVIS Communications
           Corporation and Bridge Information Systems, Inc. (incorporated by reference to Exhibit
           10.12 to the Annual Report on Form 10-K for the year ended December 31, 1999)
10.11+     Technical Services Agreement, dated February 18, 2000, between SAVVIS
           Communications Corporation and Bridge Information Systems, Inc. (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended
           December 31, 1999)
10.12      Managed Network Agreement, dated January 31, 1995, between Sprint Communications
           Company L.P. and Bridge Data Company (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement)
10.13      Amendment One to the Managed Network Agreement, dated August 23, 1995, between
           Sprint Communications Company L.P. and Bridge Data Company (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement)
10.14      Amendment Two to the Managed Network Agreement, dated August 16, 1995, between
           Sprint Communications Company L.P. and Bridge Data Company (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement)
10.15+     Amendment Three to the Managed Network Agreement, dated March 1, 1996, between
           Sprint Communications Company L.P. and Bridge Data Company (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement)
10.16+     Amendment Four to the Managed Network Agreement, dated July 29, 1996, between
           Sprint Communications Company L.P. and Bridge Data Company (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement)
10.17+     Amendment Five to the Managed Network Agreement, dated December 5, 1996, between
           Sprint Communications Company L.P. and Bridge Data Company (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement)
10.18+     Amendment Six to the Managed Network Agreement, dated May 23, 1997, between Sprint
           Communications Company L.P. and Bridge Data Company (incorporated by reference to
           Exhibit 10.20 to the Registrant's Registration Statement)
10.19+     Amendment Seven to the Managed Network Agreement, dated August 28, 1998, between
           Sprint Communications Company L.P. and Bridge Data Company (incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement)
10.20+     Service Agreement, dated August 15, 1996, between the Registrant and IXC Carrier, Inc.
           (incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement)
10.21+     Amendment No. 1 to the Service Agreement, dated October 22, 1996, between the
           Registrant and IXC Carrier, Inc. (incorporated by reference to Exhibit 10.23 to the
           Registrant's Registration Statement)
10.22+     Master Internet Services Agreement, effective June 4, 1999, between the Registrant and
           UUNET Technologies, Inc. (incorporated by reference to Exhibit 10.24 to the Registrant's
           Registration Statement)

NUMBER      EXHIBIT DESCRIPTION
----------- ----------------------------------------------------------------------------------------------
10.23+      Internet MCI Dedicated Access Agreement, dated April 16, 1998, between the Registrant and network MCI, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant's
            Registration Statement)
10.24       Registration Rights Agreement, dated February 7, 2000, among the Registrant, Welsh
            Carson Anderson & Stowe VIII, L.P. and Bridge Information Systems, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement)
10.25       Office Lease between WGP Associates, LLC and SAVVIS Communications (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the
            year ended December 31, 1999)
10.26       Amended and Restated Credit Agreement, dated as of September 5, 2000, by and among the Registrant, as guarantor, SAVVIS Communications Corporation, a Missouri corporation, as borrower, and Nortel Networks Inc., as administrative agent, and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Registrant's
            Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)
10.27       Pledge Agreement, dated as of September 5, 2000, by and between the Registrant and
            Nortel Networks Inc., as administrative agent for the lenders (incorporated by reference to
            Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)
10.28       Amended and Restated Pledge and Security Agreement, dated as of September 5, 2000, by and between SAVVIS Communications Corporation, a Missouri corporation and Nortel
            Networks Inc., as administrative agent for the lenders (incorporated by reference to
            Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)
10.29       Pledge and Security Agreement, dated as of September 5, 2000, by and between Global
            Network Assets, LLC and Nortel Networks Inc., as administrative agent for the lenders
            (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form
            10-Q for the quarterly period ended September 30, 2000)
10.30       Amended and Restated Guaranty Agreement, dated as of September 5, 2000, delivered by the Registrant to and in favor of Nortel Networks Inc., as administrative agent for itself and the other lenders (incorporated by reference to Exhibit 10.5 to the Registrant's
            Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)
10.31       Amended and Restated Guaranty Agreement, dated as of September 5, 2000, delivered by
            Global Network Assets, LLC to and in favor of Nortel Networks Inc., as administrative agent for itself and the other lenders (incorporated by reference to Exhibit 10.6 to the
            Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
            2000)
10.32       First Amendment to Amended and Restated Credit Agreement, dated as of May 21, 2001, by and among the Registrant, SAVVIS Communications Corporation, a Missouri
            corporation and Nortel Networks Inc. and the lenders named therein (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the
            quarterly period ended September 30, 2001)
10.33       First Amendment to Amended and Restated Pledge and Security Agreement, dated as of
            May 21, 2001, by and between SAVVIS Communications Corporation, a Missouri corporation and Nortel Networks Inc., as administrative agent for the lenders
            (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form
            10-Q for the quarterly period ended September 30, 2001)
10.34+      Long Haul IRU Agreement, dated as of August 2, 2000, between SAVVIS
            Communications Corporation, a Missouri corporation and Level 3 Communications, LLC
            (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form
            10-Q for the quarterly period ended September 30, 2000)
10.35+      Metro IRU Agreement, dated as of August 2, 2000, between SAVVIS Communications
            Corporation, a Missouri corporation and Level 3 Communications, LLC (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the
            quarterly period ended September 30, 2000)

NUMBER      EXHIBIT DESCRIPTION
----------- ---------------------------------------------------------------------------------------------
10.36+      Arena Naming Rights Agreement, dated as of August 17, 2000, among the Registrant, Kiel
            Center Partners, L.P. and Bridge Information Systems, Inc. (incorporated by reference to
            Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)
10.37+      Master Agreement, dated as of June 30, 2000, between SAVVIS Communications
            Corporation, a Missouri corporation and Winstar Wireless, Inc., as amended by that certain
            Letter Agreement dated September 29, 2000 (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September
            30, 2000)
10.38+      Nortel Networks Global Purchase Agreement, effective as of June 30, 2000, between
            SAVVIS Communications Corporation, a Missouri corporation and Nortel Networks Inc.
            (incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form
            10-Q for the quarterly period ended September 30, 2000)
10.39+      Amendment Eight to the Managed Network Agreement, effective as of August 1, 2000, between Sprint Communications Company, L.P. and Bridge Data Company (incorporated by reference to the same numbered exhibit to the Registrant's Annual Report on Form
            10-K for the year ended December 31, 2000)
10.40       Securities Purchase Agreement, dated as of February 16, 2001, among the registrant,
            Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Management Corporation and the
            various individuals listed as Purchasers on schedule I thereto (incorporated by reference to the same numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000)
10.41       Registration Rights Agreement, dated as of February 20, 2001, among the registrant,
            Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Management Corporation and the
            various individuals listed on the signature pages thereto (incorporated by to the same numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended
            December 31, 2000)
10.42       Missouri Future Advance Deed of Trust and Security Agreement, dated as of February 19,
            2001, among SAVVIS Communications Corporation, a Missouri corporation, Steven D.
            Korenblat and Welsh, Carson, Anderson & Stowe VII, L.P. (incorporated by reference to the same numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000)
10.43       Stipulation and Order, dated April 9, 2001, by and among the Registrant, AT&T Corp.,
            Bridge Information Systems, Inc. and its relate debtor entities (incorporated by reference to the same numbered exhibit to the Registrant's Annual Report on Form 10-K for the
            year ended December 31, 2000)
10.44       Stipulation and Order, dated March 22, 2001, by and among the Registrant, Sprint
            Communications Company L.P., Bridge Information Systems, Inc. and its related debtor entities (incorporated by reference to the same numbered exhibit to the Registrant's
            Annual Report on Form 10-K for the year ended December 31, 2000)
10.45       Stipulation and Order, dated March 23, 2001 by and among the Registrant,
            MCI/WorldCom Communications Corporation and certain of its affiliates, Bridge
            Information Systems, Inc. and its related debtor entities (incorporated by reference to the same numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000)
10.46       Employment Agreement, dated April 2, 2001, between the Registrant and Robert A.
            McCormick (incorporated by reference to the same numbered exhibit to the Registrant's
            Annual Report on Form 10-K for the year ended December 31, 2000)
10.47       Modification of Missouri Future Advance Deed Of Trust and Security Agreement,
            including Appointment of Successor Trustee, entered into effective as of February 19,
            2001, by and between SAVVIS Communications Corporation, a Missouri corporation,
            Welsh, Carson, Anderson & Stowe VII, L.P., and WCAS Management Corporation, as
            collateral agent. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly
            Report on Form 10-Q for the quarterly period ended March 31, 2001)

NUMBER       EXHIBIT DESCRIPTION
------------ ----------------------------------------------------------------------------------------------
10.48        Stipulation and Order, dated March 22, 2001 between Bridge Information Systems, Inc.
             and related entities and the Company. (incorporated by reference to Exhibit 10.2 to the
             Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31,
             2001)
10.49        Registration Rights Agreement, dated as of May 16, 2001, between the Registrant and
             Reuters Holdings Switzerland SA. (incorporated by reference to Exhibit 10.2 to the
             Registrant's Current Report on Form 8-K dated June 4, 2001)
10.50        Missouri Future Advance Deed Of Trust And Security Agreement, dated as of May 11,
             2001, between SAVVIS Communications Corporation, a Missouri corporation, Joseph J.
             Trad, as trustee and Reuters Holdings Switzerland SA. (incorporated by reference to
             Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated June 4, 2001)
10.51        Side Letter, dated May 16, 2001, between the Registrant and Reuters Holdings Switzerland
             SA. (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form
             8-K dated June 4, 2001)
10.52+       Services Agreement Term Sheet, dated as of May 21, 2001, between the Registrant and
             Reuters Limited (incorporated by reference to Exhibit 10.5 to the Registrant's Current
             Report on Form 8-K dated June 4, 2001)
10.53        Agreement Regarding the Supplemental Terms of the Interim SAVVIS Financing as
             Approved by the May 3, 2001 Order of the United States Bankruptcy Court for the
             Eastern District of Missouri (incorporated by reference to Exhibit 10.1 to the Registrant's
             Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001)
10.54++      Network Services Agreement, dated as of September 28, 2001, by and between the
             Registrant and Reuters Limited (incorporated by reference to Exhibit 10.4 to the
             Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September
             30, 2001)
10.55++      Transitional Services Agreement, dated as of September 28, 2001, by and between the
             Registrant and Reuters Limited (incorporated by reference to Exhibit 10.5 to the
             Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
             2001)
10.56++      Co-location Agreement, dated as of September 28, 2001, by and between SAVVIS
             Communications Corporation, a Missouri corporation, and Reuters America Inc.
             (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form
             10-Q for the quarterly period ended September 30, 2001)
10.57        Ground Lease, effective as of February 18, 2000, by and between SAVVIS
             Communications Corporation, a Missouri corporation, and Reuters America Inc.
             (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form
             10-Q for the quarterly period ended September 30, 2001)
10.58++      Letter of Intent, dated August 16, 2001, regarding the Network Services Agreement between Registrant and MoneyLine Corporation.
10.59++      Letter Amendment No. 1, dated October 18, 2002, amending Letter of Intent, dated
             August 16, 2001, regarding the Network Services Agreement between Registrant and
             MoneyLine Corporation.
21.1         Subsidiaries of the Registrant

----------------

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

(b)  Reports on Form 8-K.

     On February 2, 2001 and February 22, 2001, we filed Current Reports on form 8-K relating to the bankruptcy of Bridge Information Systems, Inc.

     On June 4, 2001, we filed a Current Report on Form 8-K relating to the execution of a securities purchase agreement and related documents with Reuters Holdings Switzerland SA. On July 17, 2001, we filed a Current Report on Form 8-K, as amended on July 18, 2002 and July 20, 2002, relating to the approval by our board of directors for purposes of Section 203 of the Delaware General Corporation Law of the securities purchase agreement between us and Reuters Holdings Switzerland SA and the stock option agreement, dated as of May 3, 2001, among Reuters America, Inc., Reuters S.A., and Bridge Informations Systems, Inc.


(c) Exhibits.

     The  list  of  exhibits  filed with this report is set forth in response to
Item 14(a)(3). SAVVIS hereby files as part of this report the exhibits listed in the index to the exhibits.

(d) Financial Statements Schedules.

     None.

                                  SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.

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

          SIGNATURE                              TITLE                          DATE
-----------------------------   ---------------------------------------   ---------------
      /s/ ROBERT MCCORMICK      Chief Executive Officer and Chairman      March 29, 2002
---------------------------     of the Board (principal executive
          Robert McCormick      officer)

        /s/ DAVID J. FREAR      Executive Vice President, Chief           March 29, 2002
---------------------------     Financial Officer and Director
            David J. Frear      (principal financial officer and
                                principal accounting officer)

      /s/ JACK M. FINLAYSON     President and Chief Operating Officer     March 29, 2002
---------------------------     Director
          Jack M. Finlayson

   /s/ CLYDE A. HEINTZELMAN     Director                                  March 29, 2002
---------------------------
      Clyde A. Heintzelman

    /s/ THOMAS E. MCINERNEY     Director                                  March 29, 2002
---------------------------
       Thomas E. McInerney

      /s/ PATRICK J. WELSH      Director                                  March 29, 2002
---------------------------
         Patrick J. Welsh

         /s/ NORMAN KOREY       Director                                  March 29, 2002
---------------------------
           Norman Korey

          /s/ KEVIN WILEY       Director                                  March 29, 2002
---------------------------
          Kevin Wiley


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       SAVVIS COMMUNICATIONS CORPORATION

                                                                                 PAGE
                                                                                -----
Independent Auditors' Report ..................................................  F-2
Consolidated Balance Sheets as of December 31, 2000 and 2001 ..................  F-3
Consolidated Statements of Operations for the period from January 1, 1999 to
 April 6, 1999, the period from April 7, 1999 to December 31, 1999, and for each of the two years ended December 31, 2000 and 2001 .......................  F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the
 period from January 1, 1999 to April 6, 1999, the period from April 7, 1999 to
 December 31, 1999, and for each of the two years ended December 31, 2000 and 2001 .....................................................................  F-5
Consolidated Statements of Cash Flows for the period from January 1, 1999 to
 April 6, 1999, the period from April 7, 1999 to December 31, 1999, and for each of the two years ended December 31, 2000 and 2001 .......................  F-6
Notes to Consolidated Financial Statements ....................................  F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of SAVVIS Communications Corporation:
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of SAVVIS Communications Corporation and subsidiaries ("SAVVIS") as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the period from January 1, 1999 to April 6, 1999, the period from April 7, 1999 (the date of SAVVIS' acquisition by Bridge Information Systems, Inc.) to December 31, 1999 and each of the two years ended December 31, 2000 and 2001. These financial statements are the responsibility of SAVVIS' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SAVVIS Communications Corporation and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for the above stated periods, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, SAVVIS adopted a new accounting basis effective April 7, 1999 in connection with a change in ownership and recorded net assets as of that date at the new owner's acquisition cost. Accordingly, the consolidated statements of operations for the period from April 7, 1999 to December 31, 1999, and for each of the two years ended December 31, 2000 and 2001 and are not comparable to those of earlier periods presented.


Deloitte & Touche LLP

McLean, Virginia
March 18, 2002
(March 22, 2002 as to the last paragraph of Note 14)

                       SAVVIS COMMUNICATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           DECEMBER 31,
                                                                                    ---------------------------
                                                                                         2000          2001
                                                                                    ------------- -------------
                                              ASSETS

CURRENT ASSETS:
 Cash and cash equivalents ........................................................  $   32,262    $   14,405
 Accounts receivable from Bridge Information Systems, Inc. ("Bridge") .............      32,897        12,795
 Trade accounts receivable, less allowance for doubtful accounts of $800 in 2000
   and $1,125 in 2001 .............................................................      11,015        14,332
 Prepaid expenses .................................................................       1,087         1,554
 Other current assets .............................................................       3,119         2,919
                                                                                     ----------    ----------
Total current assets ..............................................................      80,380        46,005
PROPERTY AND EQUIPMENT -- Net .....................................................     319,008       193,282
GOODWILL AND INTANGIBLE ASSETS -- Net of accumulated amortization of $24,606 in
 2000 and $35,695 in 2001 .........................................................      13,974         2,772
RESTRICTED CASH ...................................................................       5,565         4,062
OTHER NON--CURRENT ASSETS .........................................................      19,695         9,519
                                                                                     ----------    ----------
TOTAL ASSETS ......................................................................  $  438,622    $  255,640
                                                                                     ==========    ==========
                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
 Accounts payable .................................................................  $   81,901    $   80,447
 Accrued compensation payable .....................................................       5,407         7,045
 Due to Bridge Information Systems, Inc. ..........................................      23,090        23,326
 Deferred revenue .................................................................       3,189        12,145
 Notes payable -- current portion .................................................      75,066        86,572
 Convertible senior secured notes -- current ......................................          --        60,112
 Current portion of capital lease obligations .....................................      28,465        45,800
 Other accrued liabilities ........................................................      22,439        33,451
                                                                                     ----------    ----------
Total Current Liabilities .........................................................     239,557       348,898
CAPITAL LEASEOBLIGATIONS, LESS CURRENT PORTION ....................................      47,971        19,975
NOTES PAYABLE -- NONCURRENT PORTION ...............................................      25,018        23,719
DEFERRED REVENUE -- NON CURRENT ...................................................       8,656         6,865
OTHER ACCRUED LIABILITIES .........................................................         490        12,769
                                                                                     ----------    ----------
Total Liabilities .................................................................     321,692       412,226
                                                                                     ----------    ----------
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock; 50,000,000 shares authorized; none issued or outstanding .........          --            --
Common stock; $.01 par value, 250,000,000 shares authorized; 93,831,066 and
 93,957,229 shares issued in 2000 and 2001, respectively, 93,792,190 and 93,918,353
 shares outstanding in 2000 and 2001 respectively. ................................         938           940
Additional paid-in capital ........................................................     359,586       356,443
Accumulated deficit ...............................................................    (203,468)     (492,364)
Deferred compensation .............................................................     (39,581)      (21,122)
Treasury stock, at cost, 38,876 shares in 2000 and 2001 ...........................         (19)          (19)
Accumulated other comprehensive loss:
 Cumulative foreign currency translation adjustment ...............................        (526)         (464)
                                                                                     ----------    ----------
 Total Stockholders' Equity (Deficit) .............................................     116,930      (156,586)
                                                                                     ----------    ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT) ................................  $  438,622    $  255,640
                                                                                     ==========    ==========

See notes to consolidated financial statements.

                       SAVVIS COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       PERIOD FROM
                                                        JANUARY 1,     PERIOD FROM
                                                            TO         APRIL 7 TO     YEAR ENDED     YEAR ENDED
                                                         APRIL 6,     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                           1999           1999           2000           2001
                                                     --------------- -------------- -------------- -------------
                                                      (PREDECESSOR)    (SUCCESSOR)    (SUCCESSOR)   (SUCCESSOR)
REVENUES:
Managed IP .........................................   $        --    $        --    $   151,733    $   197,852
Managed hosting ....................................            --             --          1,991         10,772
Internet access ....................................         5,303         17,501         30,551         30,694
Other ..............................................           137          1,048          2,049          3,477
                                                       -----------    -----------    -----------    -----------
 Total revenues (including $151,649 and
   $168,356 from affiliates in 2000 and 2001,
   respectively) ...................................         5,440         18,549        186,324        242,795
                                                       -----------    -----------    -----------    -----------
DIRECT COSTS AND OPERATING EXPENSES:
Data communications and operations (excluding
 $0.2 million, $1.9 million and $2.1 million of
 equity-based compensation for the 1999
 successor period, 2000 and 2001, respectively)              6,371        21,183        211,750    $   236,336
Sales and marketing (excluding $0.5 million,
 $5.0 million and $6.8 million of equity-based
 compensation for the 1999 successor period,
 2000 and 2001, respectively) ......................         2,618         9,924         33,892         35,241
General and administrative (excluding $0.8
 million $7.6 million and $6.4 million of
 equity-based compensation for the 1999
 successor period, 2000 and 2001, respectively)              2,191          8,906         24,361         37,106
Depreciation and amortization ......................           817         14,351         60,511         88,079
Asset impairment & other write-downs of assets               1,383             --          2,000         89,633
Restructuring charges ..............................            --             --             --          4,821
Non-cash equity-based compensation .................            --          1,500         14,459         15,254
                                                       -----------    -----------    -----------    -----------
 Total direct costs and operation expenses .........        13,380         55,864        346,973        506,470
                                                       -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS ...............................        (7,940)       (37,315)      (160,649)      (263,675)
NONOPERATING INCOME (EXPENSE):
Interest income ....................................            23             48          6,369            782
Interest expense ...................................          (158)        (1,350)       (10,571)       (26,003)
                                                       -----------    -----------    -----------    -----------
 Total nonoperating expenses .......................          (135)        (1,302)        (4,202)       (25,221)
                                                       -----------    -----------    -----------    -----------
LOSS BEFORE INCOME TAXES ...........................        (8,075)       (38,617)      (164,851)      (288,896)
INCOME TAXES .......................................            --             --             --             --
                                                       -----------    -----------    -----------    -----------
NET LOSS ...........................................        (8,075)       (38,617)      (164,851)      (288,896)
PREFERRED STOCK DIVIDENDS AND ACCRETION ............          (950)            --             --             --
                                                       -----------    -----------    -----------    -----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS           $    (9,025)   $   (38,617)   $  (164,851)   $  (288,896)
                                                       ===========    ===========    ===========    ===========
BASIC AND DILUTED LOSS PER COMMON SHARE ............   $      (.14)   $      (.54)   $     (1.89)   $     (3.10)
                                                       ===========    ===========    ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING ................    66,018,388     72,075,287     87,343,896     93,113,823
                                                       ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

                       SAVVIS COMMUNICATIONS CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
       PERIOD FROM JANUARY 1, 1999 THROUGH APRIL 6, 1999 (PREDECESSOR), PERIOD FROM APRIL 7, 1999 THROUGH DECEMBER 31, 1999 (SUCCESSOR),
          AND THE YEARS ENDED DECEMBER 31, 2000 AND 2001 (SUCCESSOR)

                            (DOLLARS IN THOUSANDS)

                                                     NUMBER OF SHARES
                                               ----------------------------
                                                  COMMON        TREASURY
                                                   STOCK         STOCK
                                               ------------ ---------------
BALANCE, JANUARY 1, 1999
 (Predecessor) ...............................  69,299,809      5,051,543
Issuance of common stock upon exercise
 of stock options ............................   2,700,191             --
Dividends declared on Series C
 Redeemable Preferred Stock ..................          --             --
Accretion to carrying values of Series B
 and C Redeemable Preferred Stock ............          --             --
Recognition of deferred compensation
 cost ........................................          --             --
Net loss and comprehensive loss ..............          --             --
                                                ----------      ---------
BALANCE, APRIL 6, 1999
 (Predecessor) ...............................  72,000,000      5,051,543
Recapitalization related to acquisition of
 the Company by Bridge Information
 Systems, Inc. ...............................          --     (5,051,543)
Issuance of common stock upon exercise
 of stock options ............................   5,210,286             --
Issuance of stock options and restricted
 stock .......................................          --             --
Recognition of deferred compensation
 cost ........................................          --             --
Net loss and comprehensive loss ..............          --             --
                                                ----------     ----------
BALANCE, DECEMBER 31, 1999
 (Successor) .................................  77,210,286             --
Net Loss .....................................          --             --
Foreign currency translation adjustment ......          --             --
Comprehensive loss ...........................
Issuance of common stock in initial public
 offering ....................................  14,875,000             --
Issuance of common stock upon exercise
 of stock options ............................     995,780             --
Issuance of stock options and restricted
 stock .......................................          --             --
Issuance of common stock in payment of
 obligations .................................     750,000             --
Recognition of deferred compensation
 cost ........................................          --             --
Purchase of shares for treasury ..............          --        (38,876)
Preferential distribution to Bridge
 Information Systems, Inc. ...................          --             --
                                                ----------     ----------
BALANCE, DECEMBER 31, 2000
 (Successor) .................................  93,831,066        (38,876)
Net Loss .....................................          --             --
Foreign currency translation adjustment ......          --             --
Comprehensive loss ...........................          --             --
Issuance of common stock upon exercise
 of stock options ............................     126,163             --
Recognition of deferred compensation
 costs .......................................          --             --
                                                ----------     ----------
BALANCE, DECEMBER 31, 2001
 (Successor) .................................  93,957,229        (38,876)
                                                ==========     ==========



                                                                                  AMOUNTS
                                               -----------------------------------------------------------------------------
                                                                       ACCUMULATED
                                                         ADDITIONAL       OTHER
                                                COMMON    PAID--IN    COMPREHENSIVE    DEFERRED      ACCUMULATED    TREASURY
                                                 STOCK     CAPITAL         LOSS      COMPENSATION      DEFICIT       STOCK
                                               -------- ------------ -------------- -------------- --------------- ---------
BALANCE, JANUARY 1, 1999
 (Predecessor) ...............................  $ 693    $   5,263      $    --       $      (78)    $   (39,011)   $  (64)
Issuance of common stock upon exercise
 of stock options ............................     27            1           --               --              --        --
Dividends declared on Series C
 Redeemable Preferred Stock ..................     --           --           --               --            (706)       --
Accretion to carrying values of Series B
 and C Redeemable Preferred Stock ............     --           --           --               --            (244)       --
Recognition of deferred compensation
 cost ........................................     --           --           --               78              --        --
Net loss and comprehensive loss ..............     --           --           --               --          (8,075)       --
                                                -----    ---------      -------       ----------     -----------    ------
BALANCE, APRIL 6, 1999
 (Predecessor) ...............................    720        5,264           --               --         (48,036)      (64)
Recapitalization related to acquisition of
 the Company by Bridge Information
 Systems, Inc. ...............................     --       25,762           --               --          48,036        64
Issuance of common stock upon exercise
 of stock options ............................     52        2,553           --               --              --        --
Issuance of stock options and restricted
 stock .......................................     --       51,394           --          (51,394)             --        --
Recognition of deferred compensation
 cost ........................................     --           --           --            1,500              --        --
Net loss and comprehensive loss ..............     --           --           --               --         (38,617)       --
                                                -----    ---------      -------       ----------     -----------    ------
BALANCE, DECEMBER 31, 1999
 (Successor) .................................    772       84,973           --          (49,894)        (38,617)       --
Net Loss .....................................     --           --           --               --        (164,851)       --
Foreign currency translation adjustment ......     --           --         (526)              --              --        --
Comprehensive loss ...........................
Issuance of common stock in initial public
 offering ....................................    149      333,215           --               --              --        --
Issuance of common stock upon exercise
 of stock options ............................      9          485           --               --              --        --
Issuance of stock options and restricted
 stock .......................................     --        4,146           --           (4,146)             --        --
Issuance of common stock in payment of
 obligations .................................      8        5,758           --               --              --        --
Recognition of deferred compensation
 cost ........................................     --           --           --           14,459              --        --
Purchase of shares for treasury ..............     --           --           --               --              --       (19)
Preferential distribution to Bridge
 Information Systems, Inc. ...................     --      (68,991)          --               --              --        --
                                                -----    ---------      -------       ----------     -----------    ------
BALANCE, DECEMBER 31, 2000
 (Successor) .................................    938      359,586         (526)         (39,581)       (203,468)      (19)
Net Loss .....................................     --           --           --               --        (288,896)       --
Foreign currency translation adjustment ......     --           --           62               --              --        --
Comprehensive loss ...........................
Issuance of common stock upon exercise
 of stock options ............................      2           62           --               --              --        --
Recognition of deferred compensation
 costs .......................................     --       (3,205)          --           18,459              --        --
                                                -----    ---------      -------       ----------     -----------    ------
BALANCE, DECEMBER 31, 2001
 (Successor) .................................  $ 940    $ 356,443      $  (464)      $  (21,122)    $  (492,364)   $  (19)
                                                =====    =========      =======       ==========     ===========    ======

                                                    TOTAL
                                               ---------------
BALANCE, JANUARY 1, 1999
 (Predecessor) ...............................   $   (33,197)
Issuance of common stock upon exercise
 of stock options ............................            28
Dividends declared on Series C
 Redeemable Preferred Stock ..................          (706)
Accretion to carrying values of Series B
 and C Redeemable Preferred Stock ............          (244)
Recognition of deferred compensation
 cost ........................................            78
Net loss and comprehensive loss ..............        (8,075)
                                                 -----------
BALANCE, APRIL 6, 1999
 (Predecessor) ...............................       (42,116)
Recapitalization related to acquisition of
 the Company by Bridge Information
 Systems, Inc. ...............................        73,862
Issuance of common stock upon exercise
 of stock options ............................         2,605
Issuance of stock options and restricted
 stock .......................................            --
Recognition of deferred compensation
 cost ........................................         1,500
Net loss and comprehensive loss ..............       (38,617)
                                                 -----------
BALANCE, DECEMBER 31, 1999
 (Successor) .................................        (2,766)
Net Loss .....................................      (164,851)
                                                 -----------
Foreign currency translation adjustment ......          (526)
                                                 -----------
Comprehensive loss ...........................      (165,377)
Issuance of common stock in initial public
 offering ....................................       333,364
Issuance of common stock upon exercise
 of stock options ............................           494
Issuance of stock options and restricted
 stock .......................................            --
Issuance of common stock in payment of
 obligations .................................         5,766
Recognition of deferred compensation
 cost ........................................        14,459
Purchase of shares for treasury ..............           (19)
Preferential distribution to Bridge
 Information Systems, Inc. ...................       (68,991)
                                                 -----------
BALANCE, DECEMBER 31, 2000
 (Successor) .................................       116,930
Net Loss .....................................      (288,896)
                                                 -----------
Foreign currency translation adjustment ......            62
                                                 -----------
Comprehensive loss ...........................      (288,834)
Issuance of common stock upon exercise
 of stock options ............................            64
Recognition of deferred compensation
 costs .......................................        15,254
                                                 -----------
BALANCE, DECEMBER 31, 2001
 (Successor) .................................   $  (156,586)
                                                 ===========

See notes to consolidated financial statements.

                       SAVVIS COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (DOLLARS IN THOUSANDS)

                                                                             PERIOD FROM
                                                                             JANUARY 1 TO
                                                                               APRIL 6,
                                                                                 1999
                                                                           ---------------
                                                                            (PREDECESSOR)
OPERATING ACTIVITIES:
Net Loss .................................................................    $  (8,075)
Reconciliation of net loss to net cash used in operating activities:
 Depreciation and amortization ...........................................          817
 Accrued interest ........................................................           --
 Asset impairment & other write-downs of Assets ..........................        1,383
 Deferred financing costs ................................................           --
 Restructuring charges ...................................................           --
 Stock compensation expense ..............................................           78
 Net changes in operating assets and liabilities
  Accounts receivable ....................................................          (17)
  Other current assets ...................................................          (18)
  Other assets ...........................................................         (156)
  Prepaid expenses .......................................................          (51)
  Accounts payable .......................................................         (127)
  Deferred revenue .......................................................           52
  Accrued compensation payable and other accrued liabilities .............          (71)
                                                                              ---------
   Net cash used in operating activities .................................       (6,185)
                                                                              ---------
INVESTING ACTIVITIES:
Capital expenditures .....................................................         (275)
Other investments ........................................................           --
                                                                              ---------
   Net cash used in investing activities .................................         (275)
                                                                              ---------
FINANCING ACTIVITIES:
Purchase of treasury stock ...............................................           --
Proceeds from common stock issuance ......................................           --
Exercise of stock options ................................................           28
Proceeds from borrowings from Bridge Information Systems, Inc.
 ("Bridge") ..............................................................        4,700
Repayment of borrowing from Bridge .......................................           --
Preferential distribution to Bridge ......................................           --
Proceeds from vendor financing ...........................................           --
Repayment of vendor financed debt ........................................           --
Principal payments under capital lease obligations .......................         (182)
Funding of letters of credit (restricted cash) ...........................           --
Proceeds from convertible senior secured notes ...........................           --
Principal payments on borrowing from bank ................................          (13)
                                                                              ---------
   Net cash provided by financing activities .............................        4,533
                                                                              ---------
Effect of exchange rate changes on cash and cash equivalents .............           --
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .....................       (1,927)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................        2,521
                                                                              ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................................    $     594
                                                                              =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Debt incurred under capital lease obligations ...........................    $   2,634
 Debt incurred in equipment acquisition ..................................           --
 Capital expenditures accrued and unpaid .................................           --
 Recapitalization related to acquisition of the Company by Bridge ........           --
 Netting of amounts due to against amounts due from Bridge ...............           --
 Stock issued in payment of obligations ..................................           --
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest ...................................................    $      99


                                                                             APRIL 7 TO     YEAR ENDED      YEAR ENDED
                                                                            DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                                                1999           2000            2001
                                                                           -------------- -------------- ---------------
                                                                             (SUCCESSOR)    (SUCCESSOR)    (SUCCESSOR)
OPERATING ACTIVITIES:
Net Loss .................................................................   $  (38,617)   $  (164,851)    $  (288,896)
Reconciliation of net loss to net cash used in operating activities:
 Depreciation and amortization ...........................................       14,351         60,511          88,079
 Accrued interest ........................................................           --             --           2,612
 Asset impairment & other write-downs of Assets ..........................           --          2,000          89,633
 Deferred financing costs ................................................           --         (6,165)          3,845
 Restructuring charges ...................................................           --             --           4,821
 Stock compensation expense ..............................................        1,500         14,459          15,254
 Net changes in operating assets and liabilities
  Accounts receivable ....................................................          395        (60,967)         16,785
  Other current assets ...................................................          (49)        (3,031)            190
  Other assets ...........................................................       (1,407)        (8,146)           (126)
  Prepaid expenses .......................................................         (331)          (584)           (467)
  Accounts payable .......................................................          721         53,803           8,291
  Deferred revenue .......................................................         (123)        11,846           7,164
  Accrued compensation payable and other accrued liabilities .............        5,287         21,325          10,909
                                                                             ----------    -----------     -----------
   Net cash used in operating activities .................................      (18,273)       (79,800)        (41,906)
                                                                             ----------    -----------     -----------
INVESTING ACTIVITIES:
Capital expenditures .....................................................         (837)      (152,193)        (24,085)
Other investments ........................................................           --         (1,000)             --
                                                                             ----------    -----------     -----------
   Net cash used in investing activities .................................         (837)      (153,193)        (24,085)
                                                                             ----------    -----------     -----------
FINANCING ACTIVITIES:
Purchase of treasury stock ...............................................           --            (19)             --
Proceeds from common stock issuance ......................................           --        333,364              --
Exercise of stock options ................................................        2,605            494              64
Proceeds from borrowings from Bridge Information Systems, Inc.
 ("Bridge") ..............................................................       19,365          1,300              --
Repayment of borrowing from Bridge .......................................           --         (5,585)             --
Preferential distribution to Bridge ......................................           --        (68,991)             --
Proceeds from vendor financing ...........................................           --         28,924              --
Repayment of vendor financed debt ........................................           --         (1,511)           (202)
Principal payments under capital lease obligations .......................         (587)       (19,576)        (10,661)
Funding of letters of credit (restricted cash) ...........................           --         (5,565)          1,503
Proceeds from convertible senior secured notes ...........................           --             --          57,500
Principal payments on borrowing from bank ................................           --             --              --
                                                                             ----------    -----------     -----------
   Net cash provided by financing activities .............................       21,383        262,835          48,204
                                                                             ----------    -----------     -----------
Effect of exchange rate changes on cash and cash equivalents .............           --           (447)            (70)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .....................        2,273         29,395         (17,857)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................          594          2,867          32,262
                                                                             ----------    -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................................   $    2,867    $    32,262     $    14,405
                                                                             ==========    ===========     ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Debt incurred under capital lease obligations ...........................   $    1,281    $    90,118     $        --
 Debt incurred in equipment acquisition ..................................           --         72,670          10,410
 Capital expenditures accrued and unpaid .................................           --         45,641          15,273
 Recapitalization related to acquisition of the Company by Bridge ........       31,746             --              --
 Netting of amounts due to against amounts due from Bridge ...............           --         19,326              --
 Stock issued in payment of obligations ..................................           --          5,766              --
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest ...................................................   $      429    $     9,522     $     6,959

See notes to consolidated financial statements.

                    SAVVIS COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       PERIOD FROM JANUARY 1, 1999 THROUGH APRIL 6, 1999 (PREDECESSOR), PERIOD FROM APRIL 7, 1999 THROUGH DECEMBER 31, 1999 (SUCCESSOR),
          AND THE YEARS ENDED DECEMBER 31, 2000 AND 2001 (SUCCESSOR)

        (TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS -- SAVVIS Communications Corporation, a Delaware corporation, formerly SAVVIS Holdings Corporation ("Holdings"), together with its wholly-owned subsidiary, SAVVIS Communications Corporation, a Missouri corporation ("SCC"), and its predecessor company, SAVVIS Communications Enterprises L.L.C. ("LLC"), are referred to herein collectively as the "Company," "SAVVIS," "we," "us," and "our". The Company was formed in November 1995 and commenced commercial operations in 1996. We are a growing global network service provider that delivers Managed IP, Managed Hosting and Internet services to medium sized enterprises , multinational corporations and the financial services market.

FINANCING AND OPERATIONS -- The accompanying financial statements reflect the Company's liabilities of $412.2 million and its stockholders' deficit of $156.6 million at December 31, 2001 as well as its net loss for the year then ended of $288.9 million. As explained more fully in note 14, the Company entered into the following transactions, among others, in March 2002:

     o issued $158.1 million of convertible preferred stock in exchange for cash of $57.5 million, $90.9 million of the extinguished liabilities and conversion of an additional $63.1 million of debt owed to affiliates;

     o    extinguished  liabilities of $65.3 million,  including  $24.2  million
          owed to Bridge   Information   Systems, Inc. ("Bridge")  in   exchange
          for  cash  and  other  consideration totaling $51.7 million; and

     o amended and restated a $56.5 million master lease agreement with General Electric Capital Corporation ("GECC") that provides the Company with a more favorable cash flow obligation.

Also as explained more fully in note 14, the Company's balance sheet at December 31, 2001 on a pro forma, unaudited, basis assuming these transactions had occurred at that date would reflect liabilities of $195.7 million and stockholders' equity of $64.2 million. As a result of these transactions, and its expectations for positive cash flows from operations, the Company believes its business plan is fully funded for the foreseeable future.

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

                       SAVVIS COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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


The following is a summary of unaudited pro forma results of operations assuming the acquisition had occurred at the beginning of 1999:

                                                       1999
                                                   -----------
  Revenues .....................................    $  23,989
  Net loss .....................................      (54,872)
  Net loss per common share ....................        (0.76)

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS -- All highly liquid investments with a maturity of three months or less at the time of maturity are considered to be cash equivalents.

RESTRICTED CASH -- Restricted cash consists of amounts supporting outstanding letters of credit, principally related to office space.

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

GOODWILL AND INTANGIBLE ASSETS -- Goodwill is being amortized over three years and intangible assets over one to three years, all using the straight-line method. The goodwill life was determined at the acquisition date based on market and industry factors. Amortization expense for the period from January 1, 1999 to April 6, 1999, the period from April 7, 1999 to December 31, 1999, and the years ended December 31, 2000 and 2001 was $0.1 million , $12.2 million, $12.4 million, and $11.1 million respectively.

LONG-LIVED ASSETS -- The Company periodically evaluates the estimated fair market value of long-lived assets, including intangible assets, goodwill and property and equipment, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment in the carrying value of an asset is recognized when the expected undiscounted future operating cash flows to be derived from the asset are less than its carrying value. In addition, the Company's evaluation considers non-financial data such as market trends, product and development cycles, and changes in management's market emphasis.

FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying values of cash, accounts receivable and a portion of accounts payable approximate their fair values. As of December 31, 2000, the fair value of all borrowings approximates their carrying value. As described in Note 14, in March 2002 a portion of the

                       SAVVIS COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Company's borrowings and accounts payable were extinguished for less than their carrying value as of December 31, 2001. As discussed in note 6, it is not practicable to estimate the fair value of our unextinguished debt as it is currently in dispute.

REVENUE RECOGNITION -- Service revenues consist primarily of Managed IP networks, Managed Hosting and Internet access service fees, which are fixed monthly amounts, and are recognized in the financial statements when earned during the life of the contract. For all periods, any services billed and payments received in advance of providing services are deferred until the period such services are earned. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101("SAB 101"), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The effect of implementation of SAB 101 was not material to the consolidated financial statements. Installation and equipment costs deferred in accordance with SAB 101 is recorded on the balance sheet in other assets. Such costs are recognized on a straight-line basis over periods of up to 24 months, the estimated period over which the related revenues from installation and equipment sales are recognized.

ADVERTISING COSTS -- Advertising costs are expensed as incurred. Advertising expenses for the period from January 1, 1999 to April 6, 1999, the period from April 7, 1999 to December 31, 1999, and for the years ended December 31, 2000 and 2001 was $74,000, $0.2 million, $2.9 million and $0.4 million, respectively.

INCOME TAXES -- Income taxes are accounted for under the asset and liability method, which provides for the establishment of deferred tax assets and liabilities for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes, applying the enacted statutory tax rates in effect for the years in which differences are expected to reverse. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

EMPLOYEE STOCK OPTIONS -- The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Under APB No. 25, the Company recognizes compensation cost based on the intrinsic value of the equity instrument awarded as determined at the measurement date. The Company is also subject to disclosure requirements under SFAS No. 123, "Accounting for Stock-Based Compensation" which requires pro forma information as if the fair value method prescribed by SFAS No. 123 had been applied (see Note 7).

NON-EMPLOYEE STOCK OPTIONS -- In March 2000, the FASB issued Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25", which clarifies the application of APB No. 25 on certain issues, including the definition of an employee for purposes of applying APB No. 25. In accordance with FIN 44, the accounting for stock options granted to non-employees (excluding non-employee members of the Company's Board of Directors) changed effective July 1, 2000. These non-employee stock options are now accounted for under the fair value method of SFAS No. 123 (see Note 7).

FOREIGN CURRENCY -- Results of operations for our foreign subsidiaries are translated from the functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are included in cumulative foreign currency translation adjustment in stockholders' equity (deficit).

LOSS PER SHARE -- All loss per share amounts for all periods have been presented to conform to the provisions of SFAS No. 128. All stock options and warrants outstanding have been excluded from the computations of diluted loss per share, as their effect would be anti-dilutive due to our losses, and accordingly, there is no reconciliation between basic and diluted loss per share for the periods presented. Also excluded from the computations are shares of restricted stock subject to repurchase.

                       SAVVIS COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

CONCENTRATIONS OF CREDIT RISK -- Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company periodically reviews the credit quality of its customers and generally does not require collateral.

USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

DERIVATIVES AND HEDGING TRANSACTIONS -- Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its amendment in SFAS No. 138. The Company recognizes all derivatives on the balance sheet as either assets or liabilities, and recorded at fair value. Additionally, it requires that changes in the derivative instrument's fair value be recognized in the statement of operations unless specific hedge accounting criteria are met. The adoption of FASB Statement No. 133 did not have a material impact on the Company's financial position, results of operations, or cash flows.

NEW ACCOUNTING STANDARDS -- In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. SFAS No. 142 addresses how intangible assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires that goodwill and certain other intangibles with an indefinite life, as defined in the standard, no longer be amortized. However, goodwill and intangibles would have to be assessed each year to determine whether an impairment loss has occurred. Any impairments recognized upon adoption would be recorded as a change in accounting principle. Future impairments would be recorded in income from continuing operations. The statement provides specific guidance for testing goodwill for impairment. The Company had $2 million of net goodwill at December 31, 2001. Goodwill amortization was $7.9 million for the year ended December 31, 2001.

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires that one accounting model be used for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. It also broadens the presentation of discontinued operations to include more disposal transactions.

The adoption of SFAS No. 142 and SFAS No. 144 on January 1, 2002 did not have a material impact on our financial position or results of operations.

RECLASSIFICATIONS -- Certain amounts from prior periods have been reclassified to conform to current period presentation.

OFFSETTING -- The Company, as a result of the application of rights of offset, nets certain trade liabilities to Bridge with the accounts receivable for network services from Bridge.

2. RELATED PARTY TRANSACTIONS

On September 28, 2001 affiliates of Reuters acquired a portion of the assets of Bridge. In connection with the asset acquisition, on September 28, 2001 Reuters Limited entered into a network services agreement with us, pursuant to which we agreed to provide internet protocol network services, internet access, and colocation services for a period of five years with respect to the customers of Bridge that were acquired by affiliates of Reuters. The network services agreement calls for a minimum purchase of these services of $96 million in year one, $90 million in year two, $84 million in year three and $48 million in each of years four and five, for a total of $366 million, less payments made by Bridge to us for services provided to customers acquired by Reuters between May 3, 2001 and September 28, 2001. The network services

                       SAVVIS COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

agreement also provides that our network must perform in accordance with specific quality of service standards. In the event we do not meet the required quality of service levels, Reuters Limited would be entitled to credits, and, in the event of a material breach of such quality of service levels, Reuters
Limited would be entitled to terminate the network services agreement. As a result of the network services agreement, Reuters Limited is our largest customer. In connection with the network services agreement, we also entered into a transitional services agreement with Reuters Limited, pursuant to which Reuters Limited has agreed to provide us with technical, administrative and other services, including help desk support, installation, maintenance and repair of equipment, customer related services such as processing service orders, accounting functions and the provision of warehousing and other facilities, pending us establishing our own capabilities. On September 28, 2001, we also entered into a co-location agreement with Reuters America, pursuant to which we granted Reuters America the right to use portions of our data center in Missouri. The co-location agreement has an initial term of five years and may be renewed by Reuters America, at its option, for additional one-year periods. However, the agreement will terminate concurrently with the network services agreement.

In connection with Bridge's acquisition of the Company, as discussed in Note 1, Bridge funded the Company's operations during 1999 and up through our IPO date. At December 31, 2001, the Company had amounts payable to Bridge of approximately $23 million consisting of a note payable and accrued interest on the note. In addition, at December 31, 2001, the Company had amounts receivable from Bridge of approximately $12.8 million, relating to network services provided by us to Bridge. As described in Note 14, in February 2002 the Company entered into a series of agreements that resolved the outstanding balances, both due to and due from Bridge. The Company earned $151.6 million and $138.3 million in revenues from transactions with Bridge during the years ended December 31, 2000 and 2001, respectively, primarily for services rendered under the Bridge Network Services Agreement. These amounts represented approximately 55% of the Company's revenues for 2000 and 2001.

Bridge also agreed to pay SAVVIS up to $5.25 million in connection with potential termination liabilities associated with the termination of network services that will no longer be required following the purchase of Bridge's assets by Reuters. As of December 31, 2001, $3.5 million of this amount had been earned upon the closing of the Reuters' acquisition of the Bridge assets. The Company believes that it will not earn any additional termination liabilities from Bridge.

Through October 31, 2001, one member of our Board of Directors was also an Officer of Bridge.

ASSET PURCHASE AND PREFERENTIAL DISTRIBUTION -- Simultaneous with the completion of our public offering, the Company purchased or subleased Bridge's global Internet protocol network assets. The purchase price of the assets was approximately $77 million, of which approximately $52 million was paid from the offering proceeds. For the balance of the purchase price, the Company entered into capital leases totaling approximately $25 million with Bridge related to these network assets. The Company also paid a $69 million preferential distribution to Bridge.

Concurrent with the asset purchase, the Company also entered into a 10-year network services agreement with Bridge under which the Company agreed to provide managed data networking services to Bridge. The Company's fees were based upon the cash cost to Bridge of operating the network as configured on the date the Company acquired it, and fees for additional services provided following the closing of the transfer were set for a three-year term based on an agreed pricing schedule.

                       SAVVIS COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Revenue from affiliates was as follows:

                                                           2000          2001
                                                       -----------   -----------
         Bridge Information Systems, Inc. ..........    $151,649      $138,301
         Reuters SA ................................          --        30,055
                                                        --------      --------
         Total .....................................    $151,649      $168,356
                                                        ========      ========

See Note 14 for other related party transactions.

3. CORPORATE REORGANIZATION AND FINANCIAL TRANSACTIONS

The Company was originally organized in November 1995 and operated as SCC. Holdings was formed in March of 1998 to acquire all of the outstanding capital of SCC.

On July 1, 1998, Holdings issued 8 million shares of Series C Preferred Stock and 108,896,798 detachable common stock warrants for $8 million in cash.

The Company, based on an independent valuation, assigned $3.7 million to the value of the detachable Series C common stock warrants. The $3.7 million was recorded as a discount on the preferred stock and an increase in additional paid-in capital. Financing costs of $1.8 million were recorded as a discount against the preferred stock. This resulted in $24.6 million of value being assigned to the Series C Preferred Stock, with the difference between such value and the $30 million redemption value being amortized through the mandatory redemption date. Amortization was charged to accumulated deficit until the April 7, 1999 acquisition by Bridge.

STOCK SPLIT & STOCK AUTHORIZATION -- On July 22, 1999, the Board of Directors of the Company declared a 72,000-for-1 stock split of the Company's shares of common stock. As a result, the Company had 125 million shares authorized, 72 million shares issued and outstanding with a $0.01 par value for each share of common stock. All references to shares, options and warrants outstanding have been adjusted retroactively for this stock split. On January 28, 2000, the Board of Directors increased the number of authorized shares of the $.01 par value common stock from 125 million shares to 250 million shares.

PUBLIC OFFERING -- An initial public offering of the Company's common stock was completed in February 2000. A total of 17 million shares were sold in the offering, 14,875,000 shares sold by the Company and 2,125,000 shares sold by Bridge, all at $24 per share. The Company received net proceeds from this offering of approximately $333 million, of which approximately $127 million was paid to Bridge. After the offering, Bridge owned approximately 49 percent of the Company's outstanding stock, and shareholders of Bridge owned approximately 26 percent of the Company's outstanding stock. As of December 31, 2000 and 2001 Bridge owned approximately 48% of the Company's outstanding stock.

As described in Note 14, in March 2002, the Company issued approximately $158.1 million of 11.5% Convertible Preferred Stock in exchange for a combination of cash and outstanding debt.

4. REDEEMABLE PREFERRED STOCK AND STOCK WARRANTS

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

                       SAVVIS COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

See Note 1 for discussion of the redemption of the above Preferred Stock in connection with the acquisition of the Company by Bridge in April 1999.

COMMON STOCK WARRANTS -- In March 1998, Holdings issued 13,799,812 warrants to purchase common stock at a strike price of $0.10 in exchange for an equal amount of warrants to purchase common stock of SCC with the same strike price. These warrants were cancelled in connection with the acquisition of the Company by Bridge in April 1999.

SERIES C WARRANTS -- In connection with the issuance of Series C Preferred Stock in March and July of 1998, the Company issued 408,362,922 of detachable warrants to purchase common stock of the Company for a price below $0.01 per share. These warrants were cancelled in connection with the acquisition of the Company by Bridge in April 1999.

SERIES A WARRANTS -- In March 1998, Holdings issued 15,000 warrants to purchase Series A Preferred Stock of Holdings at $10.64 per share in exchange for an equal amount of Series A Preferred Stock Warrants of SCC with the same strike price. These warrants were then cancelled in connection with the acquisition of the Company by Bridge in April 1999.

5. PROPERTY AND EQUIPMENT AND ASSET IMPAIRMENT

Property and equipment consisted of the following at December 31:

                                              USEFUL
                                               LIVES
                                            (IN YEARS)       2000          2001
                                           ------------ ------------- -------------
  Communications equipment ...............      3         $ 166,767    $  139,877
  Data Center ............................     20            14,326        59,618
  Construction in progress ...............      -            83,884        10,365
  Equipment under capital leases .........    3 - 5          95,446        95,872
  Other ..................................    3 - 5           7,957        11,631
                                                          ---------    ----------
                                                            368,380       317,363
  Less accumulated depreciation and
  amortization ...........................                  (49,372)     (124,081)
                                                          ---------    ----------
  Total ..................................                $ 319,008    $  193,282
                                                          =========    ==========

Accumulated amortization for equipment under capital leases for 2000 and 2001 was $20.6 million and $18.0 million, respectively.

Equipment amortization and depreciation expense was as follows:

                                                    AMORTIZATION     DEPRECIATION
                                                      EXPENSE           EXPENSE
                     PERIOD                        (IN MILLIONS)     (IN MILLIONS)
-----------------------------------------------   ---------------   --------------
   January 1, 1999 to April 6, 1999 ...........       $   0.4          $   0.3
   April 7, 1999 to December 31, 1999 .........           1.4              0.8
   2000 .......................................          19.3             29.6
   2001 .......................................          12.9             64.1

Interest capitalized in 2000, related to the assets under construction, amounted to $0.3 million.

The Company recognized asset impairment & other write-downs of assets of $89.6 million in 2001, which include:

   o $31.5 million non-cash charge related to optical equipment for which the Company does not expect to recover its costs either through operation or disposition of such equipment;

                       SAVVIS COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     o $44.1 million non-cash charge related to equipment purchased to support the Company's wireless initiative. Due to technical and supplier limitations, described in Note 10, the Company abandoned its wireless plans and deemed the related equipment has no residual value and no future planned use; and

     o $14.0 million non-cash charge related to the write down of other property and equipment that the Company deemed without residual value and has no plans for future use.

During 2000, the Company recorded a write down in the amount of $2 million to reduce the carrying value of our investment in specialized customer application software to its estimated net realizable value. In the period from January 1, 1999 through April 6, 1999, the Company recognized an impairment loss related to property and equipment of $1.4 million.

6. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

The table below shows Notes payable as of December 31, 2001 and as adjusted for the pro forma effect of the transactions described in Note 14.



                                                                                                PRO FORMA EFFECT
                                                             AS OF DECEMBER 31,                 AS OF DECEMBER 31,
                                                       2000                    2001                   2001
                                               --------------------    --------------------   -------------------
                                                                                                  (UNAUDITED)
   Notes payable to Nortel Networks, Inc.
     variable interest rate of 9.7% and 7%
     as of December 31, 2000 and 2001,
     respectively ............................      $   75,066              $   85,273             $     --
   Note payable to Winstar Wireless, Inc.,
     interest at 11% .........................          16,458                  16,458               16,458
   Note payable to Winstar Wireless, Inc.,
     interest at 11% .........................           8,560                   8,560                8,560
   Convertible Senior Secured Notes Payable
     to Welsh Carson, interest at 10% ........              --                  21,044                   --
   Convertible Senior Secured Notes Payable
     to Reuters, interest at 12% .............              --                  39,068                   --
                                                    ----------              ----------             --------
   Total notes payable .......................         100,084                 170,403               25,018
   Less current portion ......................         (75,066)               (146,684)              (1,299)
                                                    ----------              ----------             --------
   Non-current portion .......................      $   25,018              $   23,719             $ 23,719
                                                    ==========              ==========             ========

On June 30, 2000, the Company entered into a credit agreement with Nortel Networks, Inc. ("Nortel") for the financing of approximately $38 million of network equipment and services. On September 5, 2000, this agreement was amended and restated, resulting in an increase to a $235 million advancing term loan facility for the purpose of financing a portion of the Company's costs to purchase network equipment and installation services from Nortel and to pay certain third party expenses. As of December 31, 2001, the Company has drawn approximately $85 million under this financing agreement. Due to the violations of covenants in this agreement occurring in February 2001, relating to Bridge's petition in bankruptcy, all amounts due under this agreement have been classified as current as of December 31, 2001. The notes bear interest at a variable market-based interest rate, and this interest is paid at the end of the interest period or three months after the commencement of the interest period, whichever is earlier. From March 2001 to March 2002 we did not pay interest and other fees due under the credit agreement. During this period, Nortel provided waivers on all defaults under the credit agreement. In March 2002, the company repurchased all of the outstanding obligations under the Nortel credit agreement in a series of transactions described in the Subsequent Events disclosure in Note 14.

                       SAVVIS COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

On September 25, 2001, Winstar filed suit in the Delaware Bankruptcy Court seeking a total of approximately $38 million from the Company for the repayment of the note payable and the professional services liabilities described above, which includes a refund of $8.5 million of services prepaid by Winstar. In turn, we have filed Savvis proofs of claim with the bankruptcy court overseeing the Winstar proceeding in the amount of approximately $19 million. The court has agreed to our motion to submit the dispute to arbitration. We believe we have substantial defenses to the suit.

In 2001, Welsh Carson Anderson and Stowe ("Welsh Carson") purchased $20 million of 10% convertible senior secured notes due in 2006, convertible into common stock at $1 5/16 per share. The notes were collateralized by the Company's data center building in St. Louis, MO. Interest was payable in kind, compounded on a semi annual basis, in the form of additional notes, which were convertible into common stock at a conversion price of $1 5/16 per share commencing August 31, 2001 through maturity. Under the terms of the notes, Welsh Carson had the right to declare the notes due and payable upon acceleration of any of our indebtedness. As of December 31, 2001, due to the acceleration of other notes outstanding, Welsh Carson had the right to call these notes, therefore the notes are treated as current liabilities. Subsequent to December 31, 2001, the company exchanged all of the outstanding notes for preferred stock as described in the Subsequent Events disclosure in Note 14.

In 2001, Reuters purchased $37.5 million of 12% convertible senior secured notes due in 2005, convertible into common stock at $1.35 per share. The notes were collateralized by the Company's data center building in St. Louis, MO. Interest was payable in kind, compounded on a semi annual basis, in the form of additional notes, which were convertible into common stock at a conversion price of $1.35 per share commencing August 1, 2001 through maturity. Under the terms of the notes, Reuters had the right to declare the notes due and payable upon acceleration of any of our indebtedness. Subsequent to December 31, 2001, the Company exchanged all of the outstanding notes for preferred stock as described in the Subsequent Events disclosure in Note 14.

The Company leases various equipment under capital leases. The below table summarizes future minimum lease payments under capital leases as of December 31, 2001 and as adjusted for the pro forma effect of the transactions described in Note 14.

                                                                  PRO FORMA
                                                    AS OF        EFFECT AS OF
                                                DECEMBER 31,     DECEMBER 31,
                                                    2001             2001
                                               --------------   -------------
                                                                 (UNAUDITED)
   2002 ....................................      $ 49,439         $ 10,641
   2003 ....................................        20,023            2,281
   2004 ....................................         1,046               --
   2005 ....................................            --            7,301
   2006 ....................................            --               --
   Thereafter ..............................            --           52,577
                                                  --------         --------
   Total capital lease obligations .........        70,508           72,800

                       SAVVIS COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Less amount representing imputed interest ..................     (4,733)      (7,923)
                                                                (45,800)      (10,145)
Less current portion .......................................   ----------   -----------
   Capital lease obligations, less current portion .........    $ 19,975     $ 54,732
                                                                ========     ========

From April 2001 until March 2002 we did not pay our monthly amounts due to GECC under capital lease obligations, causing a default in our agreement with GECC. During this period, GECC provided waivers on all defaults under the capital lease obligations. In March 2002, the Company renegotiated the terms of these capital lease agreements, the details of which are included in the Subsequent Events disclosure in Note 14.

7. EMPLOYEE STOCK OPTIONS

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

On January 23, 2001, an additional 12,000,000 stock options were authorized by the Board of Directors under the plan, subject to stockholder approval. This authorization expired in January 2002.

The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock compensation plans. Under the provisions of APB No. 25, compensation expense is recognized to the extent the value of the Company's stock exceeds the exercise price of options or restricted stock at the measurement date.

In accordance with FIN 44, the accounting for stock options granted to non-employees (excluding non-employee members of the Company's Board of Directors) changed effective July 1, 2000. These non-employee stock options are now accounted for under the fair value method of SFAS No. 123. Further, in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28"), these non-employee options are accounted for as variable plan awards, and are adjusted for changes in the quoted market value of the shares of the Company's stock covered by the grant each reporting period. The fair value of these options was estimated at December 31, 2001, using the following assumptions: expected volatility of 50 percent, a risk-free interest rate of 5.1 percent, an assumed dividend yield of zero, and an expected life of the

                       SAVVIS COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

options of up to four years. The weighted average fair value of these options was $0.50 as of December 31, 2001, and the Company recognized $0.5 million and $0.6 million in compensation expense in 2000 and 2001, respectively related to these non-employee grants.

Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options granted to employees and non-employee members of its Board of Directors under the fair value method of the statement. The fair value of the options was estimated at the date of grant. For periods prior to 2000 the minimum value method was used to estimate the fair value of these options. Under this method, the expected volatility of the Company's common stock was not estimated, as there was no market for the Company's common stock in which to monitor such stock price volatility. Due to the short period of time that the Company's common stock has been publicly traded, an expected volatility estimate of 50 percent has been used for 2001. The calculation of the fair value of the options granted in 1999, 2000 and 2001 assumes a weighted average risk-free interest rate of 6.3 percent, 6.2 percent, and 4.8 percent, respectively, an assumed dividend yield of zero, and an expected life of the options of four years. The weighted average fair value of options granted was below $.01 per share for the period January 1 to April 6, 1999. For the period April 7, 1999 to December 31, 1999, the weighted average fair value of options granted was $6.51 per share, for 2000 the weighted average fair value of options granted was $7.92 per share and for 2001, it was $0.41. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

Had compensation cost for the Company's stock option plans above been determined consistent with the provisions of SFAS No. 123 based on the fair value at the grant date, the Company's pro forma net loss would have been as follows:

                                                            APRIL 7 TO       YEAR ENDED        YEAR ENDED
                                          JANUARY 1 TO     DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                         APRIL 6, 1999         1999             2000              2001
                                        ---------------   --------------   --------------   ---------------
                                         (PREDECESSOR)      (SUCCESSOR)      (SUCCESSOR)      (SUCCESSOR)
Net Loss:
 As reported ........................      $  (8,075)       $  (38,617)     $  (164,851)      $  (288,896)
 Pro forma ..........................         (8,104)          (38,683)        (165,593)         (289,358)
Basic and diluted net loss per share:
 As reported ........................           (.14)             (.54)           (1.89)            (3.10)
 Pro forma ..........................           (.14)             (.54)           (1.90)            (3.11)

The following table summarizes stock option activity:

                                                     NUMBER OF                                 WEIGHTED
                                                     SHARES OF                                 AVERAGE
                                                    COMMON STOCK           PRICE PER           EXERCISE
                                                      OPTIONS                SHARE              PRICE
                                                  ---------------   -----------------------   ---------
                                                   (IN THOUSANDS)
Balance, January 1, 1999
(predecessor) .................................     $  115,200       $  0.01      $  0.07      $  0.02
 Granted ......................................          7,409          0.01         0.02         0.03
 Exercised ....................................         (2,700)         0.01         0.01
 Forfeited ....................................         (3,789)         0.01         0.02         0.02
                                                    ----------                                 -------
Balance, April 7, 1999
(predecessor) .................................        116,120          0.01         0.07         0.02
 Cancelled upon acquisition by Bridge .........       (116,120)         0.01         0.07         0.02
 Granted ......................................          8,549            --         0.50      $  0.50
 Exercised ....................................         (5,210)           --         0.50         0.50
 Forfeited ....................................           (373)           --         0.50         0.50
                                                    ----------                                 -------

                       SAVVIS COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Balance, December 31, 1999
(successor) ..............................       2,966           --          0.50       0.50
 Granted .................................       3,029      $  0.50         24.00       9.22
 Exercised ...............................        (996)          --          0.50       0.50
 Forfeited ...............................        (582)        0.50         19.69       6.86
                                                 -----                                 -----
Balance, December 31, 2000
(successor) ..............................       4,417         0.50         24.00       7.29
 Granted .................................         232           --          0.94       0.94
 Exercised ...............................        (126)          --          0.50       0.50
 Forfeited ...............................      (1,559)        0.50         19.69       2.91
                                                ------                                 -----
Balance, December 31, 2001
(successor) ..............................       2,964         0.50         24.00       6.20
                                                ======                                 =====
Options exercisable at December 31, 1999 .       1,094      $  0.50      $     --     $ 0.50
                                                ======                                ======

Options exercisable at December 31, 2000 .       1,022      $  0.50      $  24.00     $ 2.37
                                                ======                                ======
Options exercisable at December 31, 2001 .       1,316      $  0.50      $  24.00     $ 5.02
                                                ======                                ======

The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2001:

                                             OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                             ----------------------------------------------------   ---------------------------------
                                                 WEIGHTED            WEIGHTED
      EXERCISE PRICE             NUMBER           AVERAGE            AVERAGE            NUMBER       WEIGHTED AVERAGE
           RANGE              OUTSTANDING     REMAINING LIFE     EXERCISE PRICES     EXERCISABLE     EXERCISE PRICES
--------------------------   -------------   ----------------   -----------------   -------------   -----------------
$0.50 to $1.33 ...........     1,307,710            7.77            $   0.56            791,725         $   0.52
$2.00 to $3.69 ...........       391,875            8.89                2.57            101,435             2.57
$8.00 to $10.00 ..........       666,500            8.46                9.19            223,554             9.40
$11.75 to $14.94 .........       357,500            8.48               13.36             89,375            13.36
$24.00 ...................       240,000            8.12               24.00            110,000            24.00
                               ---------            ----            --------            -------         --------
$.50 to $24.00 ...........     2,963,585            8.19            $   6.20          1,316,089         $   5.02
                               =========            ====            ========          =========         ========

Included in the option grants discussed above, during the period from October 1999 through February 2000 , the Company granted 3,108,758 stock options at an exercise price of $.50 per share, and 618,500 stock options at an exercise price of $10 per share, to employees of SAVVIS and Bridge. Non-cash compensation cost based upon the difference between the exercise price and the imputed fair value of the Company's stock as of the respective option grant dates totaling approximately $61.2 million will be recorded over the vesting periods of such options, which periods range from immediate up to four years. Approximately $1.5 million, $14.5 million and $15.3 million in non-cash equity based compensation was recorded in the period from April 7, 1999 to December 31, 1999, the years ended December 31, 2000 and 2001, respectively. No non-cash equity based compensation was recorded in the period from January 1, 1999 to April 6, 1999.

8. EMPLOYEE SAVINGS PROGRAM

The predecessor Company sponsored an employee savings plan that qualified as a defined contribution arrangement under Section 401(k) of the Internal Revenue Code. All employees were allowed to contribute a percentage of their base salary, subject to limitations. The Company made no contributions to the plan during 1998 or the 1999 predecessor period. Effective with the acquisition of the Company

                       SAVVIS COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

by Bridge, the plan administrator and investment options were changed, and the plan was amended to incorporate an employer matching contribution. The Company matches 50% of employee contributions up to a maximum of 6% of total compensation or $2,400, whichever is less. Company contributions under this plan vest ratably over five years, and totaled $0.2 million for the period from April 7, 1999 to December 31, 1999, $0.5 million for 2000 and $0.8 million for 2001.

9. INCOME TAXES

We incurred operating losses from inception through December 31, 2001 and, therefore, have not recorded a provision for income taxes.

No U.S. and Foreign Income taxes were provided for the periods from January 1, 1999 to April 6, 1999, April 7, 1999 to December 31, 1999 and for the years ended December 31, 2000 and 2001, respectively, as the potential deferred tax benefit, resulting primarily from the net operating losses, was fully offset by a valuation allowance against such deferred tax benefit.

At December 31, 2000 and 2001, the Company recorded a valuation allowance of $71.2 million and $172.8 million respectively, against the net deferred tax asset due to the uncertainty of its ultimate realization. The valuation allowance increased by $4.9 million from December 31, 1998 to December 31, 1999, $55.0 million from December 31, 1999 to December 31, 2000 and $101.6 million from December 31, 2000 to December 31, 2001.

The components of deferred tax assets and liabilities are as follows at December 31:

                                                       2000          2001
                                                   -----------   ------------
   Deferred tax assets:
     Net operating loss carry forwards .........    $  67,643     $  132,254
     Fixed assets ..............................        1,541             --
     Asset impairment ..........................           --         32,202
     Deferred revenue ..........................           --          5,900
     Accrued payroll ...........................          950          2,832
     Other .....................................        2,059          3,852
                                                    ---------     ----------
      Gross deferred tax assets ................    $  72,193     $  177,040
   Deferred tax liabilities:
     Intangible assets .........................       (1,004)            --
     Fixed assets                                         --          (4,272)
                                                    ---------     ----------
      Gross deferred tax liabilities ...........       (1,004)        (4,272)

                                                       71,189        172,768
   Valuation allowances ........................      (71,189)      (172,768)
   Net deferred tax assets .....................    $      --     $       --
                                                    =========     ==========

The components of loss before income taxes consist of the following:

                                          THE PERIOD FROM      THE PERIOD
                                          JANUARY 1, 1999     FROM APRIL 7    THE YEARS ENDED DECEMBER 31,
                                             TO APRIL 6     TO DECEMBER 31,  -------------------------------
                                                1999              1999             2000            2001
                                         ----------------- ----------------- --------------- ---------------
Domestic ...............................     $  (8,075)       $  (38,617)      $  (155,739)    $  (268,506)
Foreign ................................            --                --            (9,112)        (20,390)
                                             ---------        ----------       -----------     -----------
Total loss before income Taxes .........     $  (8,075)       $  (38,617)      $  (164,851)    $  (288,896)
                                             =========        ==========       ===========     ===========

At December 31, 2001, the Company has approximately $319 million in U.S. net operating loss carryforwards expiring between 2011 and 2021. The net operating losses generated by the Company during the period between April 7, 1999 and September 10, 1999 may be utilized by Bridge in its consolidated tax return.

                       SAVVIS COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Section 382 of the Internal Revenue Code restricts the utilization of U.S. net operating losses and other U.S. carryover tax attributes upon the occurrence of an ownership change, as defined. Such an ownership change occurred during 1998, again in 1999 as a result of the acquisition of our company by Bridge and in 2002 in connection with the transaction described in Note 14. This limitation restricts our ability to utilize the net operating losses over the U.S.
Statutory carryforward periods ranging from 15 to 20 years. Under Section 382 of the Internal Revenue Code, the amount of income that a corporation may offset each year after an ownership change against a net operating loss is limited to an amount determined by multiplying the value of the equity of the corporation just prior to the ownership change by the Federal Long Term tax exempt rate which was approximately 5% on the date of the change of ownership.

At December 31, 2001, net operating loss carryforwards for our foreign subsidiaries are about $30 million primarily from the United Kingdom, Singapore, Switzerland, Germany, Australia, Hong Kong and Canada. The
aforementioned countries each have unlimited carryforward periods except Switzerland and Canada which are seven years.

The effective income tax rate differed from the statutory federal income tax rate as follows:

                                                   PERIOD FROM       PERIOD FROM
                                                   JANUARY 1 TO       APRIL 7 TO
                                                     APRIL 6,        DECEMBER 31,      YEARS ENDED DECEMBER 31,
                                                       1999              1999             2000           2001
                                                 ---------------   ---------------   -------------   ------------
                                                  (PREDECESSOR)     (PREDECESSOR)     (SUCCESSOR)     (SUCCESSOR)
Federal statutory rate .......................           34%              34%              34%             34%
State taxes, net of federal benefit ..........            4%               4%               4%              4%
Change in valuation allowance primarily
 due to net operating loss carry forwards .            (38)%             (3)%            (34)%           (30)%
Attribution of net operating loss to Bridge .           --              (23)%              --              --
Non-deductible goodwill amortization .........          --              (12)%             (2)%            (3)%
Non-deductible compensation ..................          --                --              (2)%            (5)%
                                                       ---              -----            -----           -----
Effective income tax rate ....................            0%               0%               0%              0%
                                                       ===              =====            =====           =====

10. COMMITMENTS AND CONTINGENCIES

The Company leases communications equipment and office space under various operating leases. Future minimum lease payments at December 31, 2001 are as follows:

                           COMMUNICATIONS      OFFICE
                              EQUIPMENT         SPACE        TOTAL
                          ----------------   ----------   ----------
   2002 ...............         $  64         $  8,451     $  8,515
   2003 ...............            60            7,292        7,352
   2004 ...............            40            5,767        5,807
   2005 ...............            16            5,182        5,198
   2006 ...............             8            4,912        4,920
   Thereafter .........            --           17,921       17,921
                                -----         --------     --------
  Total ...............         $ 188         $ 49,525     $ 49,713
                                =====         ========     ========

Rental expense under operating leases for the periods from January 1, 1999 through April 6, 1999 and from April 7, 1999 through December 31, 1999 was $0.6 million and $1.9 million, respectively. Rental expense under operating leases for 2001 and 2000 was $12.6 and $8.4 million, respectively.

From April 2001 until March 2002 we did not pay our monthly amounts due to GECC under capital lease obligations, causing a default in our agreement with GECC. During this period, GECC provided waivers on all defaults under the capital lease obligations. In March 2002, the Company renegotiated the terms of these capital lease agreements, the details of which are included in the Subsequent Events disclosure in Note 14.

                       SAVVIS COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

SAVVIS has employment agreements with several key executive officers. These agreements contain provisions with regard to base salary, bonus, stock options, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control of the Company.

In August 2000, the Company entered into a 20-year agreement with Kiel Center Partners, L.P. ("KCP") pursuant to which it acquired the naming rights to an arena in St. Louis, MO. Upon execution of the agreement, total consideration for these rights amounted to approximately $72 million, including 750,000 shares of its common stock issued by the Company to KCP. The related expense will be recognized over the term of the agreement. On March 21, 2001, KCP notified the Company that it was in default of the agreement relating to possible future insolvency of SAVVIS, a claim KCP subsequently withdrew. The parties entered into an amendment, dated August 21, 2001, of the agreement providing for the payment of $1.25 million on each December 31, through 2005. These payments will be deducted from payments otherwise owed under the agreement in 2007 through 2010. As of December 31, 2001, the Company has recorded approximately $4.5 million of deferred charges resulting from the issuance of common stock under this agreement.

On June 30, 2000, the Company entered into a Global Purchase Agreement (the "Global Purchase Agreement") with Nortel Networks, Inc. ("Nortel"). This agreement called for the Company to purchase and take delivery of products and services from Nortel in the amount of $155 million from the date of the agreement through December 31, 2003. These products and services were to be financed by Nortel pursuant to a credit agreement. Concurrent with the execution of the Global Purchase Agreement, on June 30, 2000, the Company entered into a credit agreement with Nortel Networks Inc. ("Nortel") for the financing of approximately $38 million of network equipment and services. On September 5, 2000, this credit agreement was amended and restated, resulting in an increase to a $235 million advancing term loan facility (the "Term Loan") for the purpose of financing a portion of the Company's costs to purchase network equipment and installation services from Nortel and to pay certain third party expenses. As of December 31, 2001, the Company had drawn approximately $85 million under this financing arrangement for the purchase of equipment and services and other third-party costs. As disclosed in Note 14, the Company entered into a series of agreements that resulted in the elimination of any future purchase commitments from Nortel.

Bridge's Voluntary Petition constituted an event of default under the Nortel Term Loan Facility. As a consequence, the unused portion of the Nortel Term Loan Facility was terminated and the amounts owed became immediately due and payable. The Company has reported the full balance of the Nortel Term Loan Facility as of December 31, 2001 in notes payable -- current portion (See Note
7). As of December 31, 2001, $4.4 million of interest was due to Nortel. The Company repurchased all of the outstanding notes issued pursuant to the credit agreement in March 2002 as more fully described in Note 14.

As of December 31, 2001, deferred financing costs of $2.7 million associated with the Nortel Term Loan Facility are included as Other Non-current Assets on the Company's balance sheet. No provision for any possible impairment of these deferred financing costs has been made in the accompanying financial statements.

On August 2, 2000, the Company entered into two agreements with a communications services providor. These agreements granted to SAVVIS exclusive indefeasible rights of use ("IRU") in certain segments of a multi-conduit fiber optic communications system. The term of each agreement was for a 20-year period beginning with the acceptance of a segment and payment by SAVVIS of the segment IRU fee. The agreements stipulated payments by SAVVIS totaling approximately $36.2 million. As of December 31, 2001, the Company had paid approximately $11.5 million pursuant to these agreements, which amounts were funded by drawings on the Nortel Term Loan. As disclosed in Note 14 the Company

                       SAVVIS COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

entered into an agreement with this vendor providing for a payment of $2.5 million over 18 months, the lease of communications capacity and the release of the Company from its obligations under the IRU agreements.

On June 30, 2000, SAVVIS executed two agreements to acquire approximately $30 million of telecommunications equipment and related services with Winstar Wireless, Inc. ("Winstar"). Upon execution, the Company took delivery of certain equipment and paid approximately $5 million to Winstar. Of the remaining $25 million, approximately $16.5 million, included in Notes Payable at December 31, 2001, has been financed by Winstar over six years at 11% interest. Payments commenced in the third quarter of 2000. The remaining balance of $8.5 million was recorded in other accrued liabilities, with payments of approximately $2 million due every three months until July 2001. On September 29, 2000, the Company executed an additional agreement with Winstar to acquire $10.1 million in telecommunications equipment. This agreement called for a down payment of $1.5 million, which was paid by SAVVIS in October 2000. The remaining $8.6 million, included in Notes Payable at December 31, 2001, was also financed by Winstar over six years at 11% interest, with payments being made quarterly beginning in December 2000.

On April 17, 2001, SAVVIS provided notice to Winstar that a material breach had occurred under the Master Agreement relating to Winstar's installation of the wireless equipment components and accordingly, terminated the equipment purchase and installation agreements. On April 18, 2001, Winstar filed for bankruptcy under Chapter 11 of the Bankruptcy Code. The Company to date has not performed all obligations to Winstar, nor has Winstar performed all of its obligations to the Company. In addition, the Company ceased making payments on the Winstar notes in March 2001. As of December 31, 2001, approximately $4 million remains in other accrued liabilities.

On September 25, 2001, Winstar filed suit in the US Bankruptcy Court for Delaware seeking a total of approximately $38 million from the Company for the repayment of the note payable and professional services liabilities, as well as the refund of $8.5 million of Internet services prepaid by Winstar. In turn, we have filed a proof of claim with the court overseeing the Winstar bankruptcy proceeding in the amount of approximately $19 million. The court has agreed to refer the dispute to arbitration. We believe we have substantial defenses to the suit.

During the year ended December 31, 2000, the Company invested $45.5 million to construct and equip a 100,000 square foot data center in Hazelwood, MO. In May 2001, Bridge and SAVVIS executed a ninety-nine year land lease, effective February 18, 2000 (subsequently acquired by Reuters in connection with the Reuters Asset Acquisition from Bridge), with monthly rental payments of $27,443 for the first twenty-four months, beginning in December 2000, for the land on which the St.Louis data center resides. Thereafter, the rent for each subsequent year is increased at a rate of 2% per annum. In the lease, SAVVIS has the option to purchase the land from Reuters at the greater of $3 million or at the Fair Option Value, as defined in the agreement. In addition, Reuters has a put right option during the first ten years of the lease agreement to require SAVVIS to purchase the land from Reuters at a price of $3 million in the first year; reduced by $0.3 million each year thereafter. The put right option can only be exercised should the data center be damaged, SAVVIS is unwilling to repair the damage, and SAVVIS is in default under the lease.

At December 31, 2001, the Company, as lessee, had network assets under capital leases with Bridge, as sublessor, of $25 million. Bridge leased the underlying assets from General Electric Capital Corporation ("GECC"). In 2002, we entered into a direct lease with GECC on similar economic terms as our sublease with Bridge. The amount of the remaining obligation at December 31, 2001 was $6.2 million.

We have arrangements with various suppliers of communications services that require us to maintain minimum spending levels some of which increase over time. Our aggregate minimum spending level is approximately $59 million, $62 million, $55 million and $15 million in years 2002 to 2005, respectively.

                       SAVVIS COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of March 31, 2002, the maximum termination liability would amount to approximately $155 million.

The Company is subject to various other legal proceedings and other actions arising in the normal course of its business. While the results of such proceedings and actions cannot be predicted, management believes, based on the advice of legal counsel, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

11. VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company's allowance for doubtful accounts was as follows for the periods presented:

                                                              ADDITIONS
                                              BALANCE AT     CHARGED TO                    BALANCE AT
                                               BEGINNING      COSTS AND                      END OF
               PERIOD ENDED                    OF PERIOD      EXPENSES      DEDUCTIONS       PERIOD
------------------------------------------   ------------   ------------   ------------   -----------
   April 6, 1999 (Predecessor) ...........       $ 149         $   61        $    (35)       $  175
   December 31, 1999 (Successor) .........         175            781            (581)          375
   December 31, 2000 (Successor) .........         375          2,066          (1,641)          800
   December 31, 2001 (Successor) .........         800         10,020          (9,695)        1,125

12. INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by management in to assess performance and to allocate resources.

The Company's operations are organized into three geographic operating segments Americas, Europe and Asia. The Company evaluates the performance of its segments and allocates resources to them based on revenue and adjusted EBITDA, which is defined as the respective consolidated loss before interest, taxes, depreciation, amortization, non-cash equity-based compensation, asset impairment and other write-downs of assets and restructuring charges. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States of America, is not indicative of cash used by operating activities and should not be considered in isolation or as an alternative to, or more meaningful than, measures of operating performance determined in accordance with accounting principles generally accepted in the United States of America. Additionally, our calculation of adjusted EBITDA may not be camparable to similarly titled measures of other companies, as other companies may not calculate it in a similar manner. Financial information for the Company's geographic segments for 2000 and 2001 is presented below. In the periods prior to 2000, the company had one operating segment -- the Americas. In 2000 and 2001, revenues earned in the United States represented approximately 72% and 79%, respectively, of total revenues. Revenues in no other country exceeded 10% of total revenues.

            2000                 AMERICAS        EUROPE         ASIA       ELIMINATIONS        TOTAL
----------------------------   ------------   -----------   -----------   --------------   ------------
Revenue ....................    $ 149,602      $ 21,818      $ 14,904         $   --        $ 186,324
Adjusted EBITDA ............      (80,382)       (3,017)         (280)            --          (83,679)
Assets .....................      434,391         4,127           402           (298)         438,622
Capital Additions ..........      339,654        12,020         8,948             --          360,622


            2001                 AMERICAS        EUROPE         ASIA       ELIMINATIONS        TOTAL
----------------------------   ------------   -----------   -----------   --------------   ------------
Revenue ....................    $ 207,975      $ 20,395      $ 14,425       $      --       $ 242,795
Adjusted EBITDA ............      (59,338)       (4,006)       (2,545)             --         (65,889)
Assets .....................      267,426         8,581         5,061         (25,428)        255,640
Capital Additions ..........       34,105           507           372              --          34,984

                       SAVVIS COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Adjusted EBITDA for all reportable segments differs from the consolidated loss before income taxes reported in the consolidated statement of operations as follows:

                                                            2000            2001
                                                       -------------   -------------
   Adjusted EBITDA .................................    $  (83,679)     $  (65,889)
     Plus adjustments as follows:
     Depreciation and amortization .................       (60,511)        (88,079)
     Interest, net .................................        (4,202)        (25,221)
     Non-cash equity based compensation ............       (14,459)        (15,253)
     Asset impairment and other write-downs of asset        (2,000)        (89,633)
     Restructuring charges .........................            --          (4,821)
                                                        ----------      ----------
   Consolidated loss before income taxes ...........    $ (164,851)     $ (288,896)
                                                        ==========      ==========

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is summary information for the 2000 and 2001 quarters.


                                               FIRST         SECOND          THIRD         FOURTH
                                           ------------   ------------   ------------   -----------
2000
   Revenues ............................    $  24,463      $   50,241     $  52,811      $  58,809
   Operating loss ......................      (27,330)        (39,554)      (46,071)       (47,694)
   Net loss ............................      (26,864)        (39,011)      (47,166)       (51,810)
 Basic and diluted loss per common share    $    (.34)     $     (.44)    $    (.53)     $    (.57)
2001
   Revenues ............................    $  59,744      $   57,744     $  58,352      $  66,955
   Operating loss ......................      (51,722)       (114,453)      (75,534)       (21,966)
   Net loss ............................      (56,454)       (123,284)      (81,392)       (27,766)
 Basic and diluted loss per common share    $   (0.62)     $    (1.35)    $   (0.89)     $   (0.30)

Quarterly   and   year-to-date  computations  of  per  share  amounts  are  made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

In  the  second and third quarter of 2001, the Company experienced a significant
increase   in  losses  primarly  due  to  asset  impairment  charges  and  other write-down of assets as disclosed in Note 5.

14. SUBSEQUENT EVENTS

In March 2002, the Company issued $158.1 million of convertible preferred stock (the "Preferred"). Preferred totaling $117.2 million was issued to Welsh Carson and its affiliates in exchange for $57.5 million in cash, satisfaction of all of the outstanding principal and accrued interest on the Company's 10% convertible senior notes totaling $22.2 million, and satisfaction of all of the principal and interest owed in respect of notes issued pursuant to the Credit Agreement with Nortel Networks, Inc. totaling $90.9 million. Preferred totaling $40.9 million was also issued to Reuters Holdings Switzerland S.A. in satisfaction of all of the outstanding principal and accrued interest on the Company's 12% convertible senior notes totaling $40.9 million.

The Preferred accrues dividends at the rate of 11.5% per annum on the outstanding accreted value thereof (initially $1,000 per share). Dividends may not be paid in cash until after the eighth anniversary of the original issuance date. Accrued but unpaid dividends will be added to the outstanding accreted value quarterly. The Preferred is convertible into such number of our common stock equal to the outstanding accreted value divided by the conversion price. The Preferred is initially convertible into approximately 210.8 million shares of common stock, at a conversion price of $0.75 per common share, and is entitled to vote on all matters (other than any voluntary repurchase of the Preferred) submitted to the common

                       SAVVIS COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

stockholders on an as-if-converted basis, representing approximately 69% of the voting stock of the Company. The conversion price of $0.75 was set a few days before the commitment date for the Preferred. On the commitment date, the closing price of the Company's common stock was $1.00. Accordingly, the Company also recorded a non-cash beneficial conversion feature of $52.7 million, representing the $0.25 per share intrinsic value of that feature, as a return to the Preferred shareholders in March 2002.

In March 2002, the Company also entered into a $56.5 million amended and restated master lease agreement with GECC. The amended lease carries a 12% interest rate, which accrues through December 31, 2004, and payable in cash thereafter. The principal amount of the amended lease is due on March 8, 2007. The amended lease calls for excess cash flow, as defined, to be used first for the payment of any accrued and unpaid interest and second for the prepayment of principal on the capital leases. The amended lease places limits on the level of capital expenditures that can be made by the Company and restricts the payment of dividends. In connection with this transaction, the Company also issued five year warrants to purchase 9.6 million shares of its common stock at $0.75 per share.

In February 2002, the Company entered into an agreement with Bridge wherein the Company agreed to pay Bridge $11.9 million in satisfaction of $27.5 million representing all amounts due to Bridge. The Company also agreed not to pursue the collection of $18.7 million of pre-petition receivables owed to it by Bridge and to assign to Bridge any claims it had against other Bridge entities with the exception of Bridge Canada where the Company retained its right to receive a pro rata distribution of assets from the liquidation of Bridge Canada. All amounts due under the settlement agreement were paid in March 2002.

In March 2002, the Company entered into agreements with three of its vendors to settle certain obligations of the Company as follows: amended its Global Purchase Agreement with Nortel releasing the Company from its obligation to purchase optical equipment; entered into an agreement with a communications services vendor providing for the payment of $2.5 million over 18 months, the lease of communications capacity and the release of the Company from its obligations under the IRU agreements entered into in August 2000 so long as the Company is not in default under the communications capacity agreement; and satisfied all of its outstanding obligations to a vendor for a cash payment of $10.0 million. In connection with these vendor transactions, the Company also issued five year warrants to purchase 6.4 million shares of its common stock at $0.75 per share.

As   a   result   of  these  transactions  the  Company  expects  to  record  an extraordinary net gain of $61.1 million in the first quarter of 2002.

The balance of the proceeds will be used for general working capital purposes. The following summary financial information includes an unaudited pro forma column to illustrate the balance sheet at December 31, 2001 as if all the transactions had occurred on December 31, 2001. the unaudited pro forma summary financial information has been adjusted to reflect the impact of these transactions. This information is for illustrative purposes only and is not meant to be indicative of actual results that might have been achieved or results that might be attained in the future.

                       SAVVIS COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                         2001        PRO FORMA 2001
                                                    -------------   ----------------
                                                                       (UNAUDITED)
                                                             (IN THOUSANDS)
   BALANCE SHEET DATA:
   Cash and cash equivalents ....................    $   14,405        $  32,687
   Total current assets .........................        46,005           50,283
   Total assets .................................       255,640          259,918
   Total current liabilities ....................       348,898           94,409
   Debt and capital lease obligations ...........       259,504           93,083
   Total liabilities ............................       412,226          195,683
   Preferred stock ..............................            --          157,013
   Stockholders' equity (deficit),
     excluding preferred stock ..................      (156,586)         (92,778)
   Stockholders' equity (deficit) ...............      (156,586)          64,235


On March 22, 2002, Yipes Communications, Inc. ("Yipes") filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code. The Company is still evaluating its $1.0 million investment in Yipes to determine if impairment has occured. Management does not believe that the loss of its investment would have a material adverse effect on the financial condition of the Company.