Form 10-Q
period 2002-03-31
SAVVIS COMMUNICATIONS CORP
filed 2002-05-15
CIK 1058444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002, OR

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

       COMMON STOCK, $.01 PAR VALUE - 94,060,602 SHARES AS OF May 1, 2002 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
               OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

                    The Index of Exhibits appears on page 21.

                        SAVVIS COMMUNICATIONS CORPORATION

                                TABLE OF CONTENTS






PART I.    FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                            ------------------


ITEM 1. FINANCIAL STATEMENTS -UNAUDITED:
        Condensed Consolidated Balance Sheets as of December 31, 2001 and March 31, 2002                           3

        Condensed Consolidated Statements of Operations for the three-months ended March                           5
        31, 2001 and 2002

        Condensed Consolidated Statements of Cash Flows for the three-months ended March                           6
        31, 2001 and 2002

        Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) and                         7
        Comprehensive Loss for the period January 1, 2002 to March 31, 2002

        Notes to Condensed Consolidated Financial Statements                                                       8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                18


PART II.   OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS                                                                                         19

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                 19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                       20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                          21

SIGNATURES                                                                                                        23

EXHIBITS






-------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS-UNAUDITED



                        SAVVIS COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)


                                                                                               DECEMBER 31,    MARCH 31,
                                                                                                  2001           2002
                                                                                                ---------      --------
                                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                       $ 14,405       $ 33,235

Trade accounts receivable (including non-Bridge affiliates),  less allowance for doubtful
accounts of $1,125 in 2001 and $1,163 in 2002                                                     14,332         19,292

Accounts receivable from Bridge Information Systems, Inc. ("Bridge")                              12,795            440

Prepaid expenses                                                                                   1,554            731

Other current assets                                                                               2,919          2,069
                                                                                                --------       --------
TOTAL CURRENT ASSETS                                                                              46,005         55,767

Property and Equipment- Net                                                                      193,282        177,274

Goodwill and Intangible Assets-Net of accumulated amortization of $35,695 in 2001                  2,772             --

Restricted Cash                                                                                    4,062          4,081

Other Non-Current Assets                                                                           9,519         10,992
                                                                                                --------       --------
TOTAL ASSETS                                                                                    $255,640       $248,114
                                                                                                ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable                                                                                $ 80,447       $ 55,058

Accrued compensation payable                                                                       7,045          6,086

Due to Bridge Information Systems, Inc.                                                           23,326             --

Deferred revenue - current                                                                        12,145          6,203

Notes payable - current                                                                           86,572          1,306

Convertible senior secured notes - current                                                        60,112             --

Current portion of capital lease obligations                                                      45,800          6,614

Other accrued liabilities                                                                         33,451         27,440

                                                                                                --------       --------
TOTAL CURRENT LIABILITIES                                                                       $348,898       $102,707
                                                                                                --------       --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

-------------------------------------------------------------------------------

                        SAVVIS COMMUNICATIONS CORPORATION
                Condensed CONSOLIDATED BALANCE SHEETS - CONTINUED
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)





                                                                                          DECEMBER 31,      MARCH 31,
                                                                                             2001            2002
                                                                                          ----------       ---------

               NON CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Capital Lease Obligations, Less Current                                                  $   19,975       $   58,030

Notes Payable - Non Current                                                                  23,719           23,719

Deferred Revenue - Non Current                                                                6,865            6,674

Other Accrued Liabilities                                                                    12,769           13,638
                                                                                          ---------        ---------
TOTAL LIABILITIES                                                                           412,226          204,768
                                                                                          ---------        ---------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

                        STOCKHOLDERS' EQUITY (DEFICIT):

Convertible Preferred stock; 210,000 shares authorized, 158,070 issued and
outstanding (Note 3)                                                                             --          156,651

Common stock; $.01 par value, 250,000,000 shares authorized, 93,957,229 and
94,022,383 shares issued in 2001 and 2002, respectively, 93,918,353 and
93,986,507 shares outstanding in 2001 and 2002, respectively                                    940              940

Additional paid-in capital                                                                  356,443          368,423

Accumulated deficit                                                                        (492,364)        (460,198)

Deferred compensation                                                                       (21,122)         (21,050)


Treasury stock, at cost, 38,876 and 35,876 shares in 2001 and 2002, respectively                (19)             (18)

Accumulated other comprehensive loss:


Cumulative foreign currency translation adjustment                                             (464)          (1,402)
                                                                                          ---------        ---------
Total Stockholders' Equity (deficit)                                                       (156,586)          43,346
                                                                                          ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      $ 255,640        $ 248,114
                                                                                          =========        =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

-------------------------------------------------------------------------------
                                       4

                        SAVVIS COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



                                                                                                             THREE MONTHS ENDED
                                                                                                                 MARCH 31,
                                                                                                           2001             2002
                                                                                                        ------------    ------------
REVENUES:
Managed IP                                                                                              $     48,167    $    51,198
Managed Hosting                                                                                                2,033          5,105
Internet Access                                                                                                8,860          4,957
Other                                                                                                            684            920
                                                                                                        ------------    ------------


TOTAL REVENUES (Including $46,727 and $27,453 from affiliates in 2001 and 2002, respectively)                 59,744         62,180
                                                                                                        ------------    ------------

DIRECT COSTS AND OPERATING EXPENSES:

Data communications and operations (excluding $0.5 million and $0.4 million of equity-based compensation
in the three months ended in March 31, 2001 and 2002, respectively)                                           67,096         45,095

Sales and marketing (excluding $1.4 million and $1.2 million of equity-based compensation in the three
months ended March 31, 2001 and 2002, respectively)                                                           10,695          9,225

General and administrative (excluding $1.3 million and $1.1 million of equity-based compensation in the
three months ended March 31, 2001 and 2002, respectively)                                                      8,313          6,697

Depreciation and amortization                                                                                 22,122         16,449
Asset impairment & other write-downs of assets                                                                    --          1,000
Non-cash equity-based compensation                                                                             3,240          2,674
                                                                                                        ------------    ------------

Total direct costs and operating expenses                                                                    111,466         81,140
                                                                                                        ------------    ------------

LOSS FROM OPERATIONS                                                                                         (51,722)       (18,960)
                                                                                                        ------------    ------------

NONOPERATING INCOME (EXPENSE):

Interest income                                                                                                  411            78
Interest expense                                                                                              (5,142)       (4,805)
                                                                                                        ------------    ------------
Total nonoperating income (expense)                                                                           (4,731)       (4,727)
                                                                                                        ------------    ------------

LOSS BEFORE EXTRAORDINARY GAIN AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                       (56,453)      (23,687)
                                                                                                        ------------    ------------

Extraordinary gain                                                                                                --        58,625
                                                                                                        ------------    ------------
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                     (56,453)       34,938
                                                                                                        ------------    ------------
Cumulative effect of change in accounting principle                                                               --        (2,772)
                                                                                                        ------------    ------------
NET (LOSS) INCOME                                                                                            (56,453)       32,166
Accreted and deemed dividend on preferred stock                                                                   --       (53,633)
                                                                                                        ------------    ------------
LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                                                                $    (56,453)   $  (21,467)
                                                                                                        ============    ============

BASIC AND DILUTED LOSS PER SHARE BEFORE EXTRAORDINARY GAIN AND CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                                                                    $      (0.62)   $    (0.83)
Extraordinary gain                                                                                                --          0.63
Cumulative effect of change in accounting principle                                                               --         (0.03)
                                                                                                        ------------    ------------
BASIC AND DILUTED LOSS PER COMMON SHARE                                                                 $      (0.62)   $    (0.23)
                                                                                                        ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING                                                                       90,898,126    93,386,548
                                                                                                        ============    ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                                       5

                        SAVVIS COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     2001            2002
                                                                   ---------       ---------
OPERATING ACTIVITIES:
NET (LOSS)/INCOME                                                  $(56,453)       $ 32,166
Reconciliation of net (loss)/income to net cash used in
operating activities:
Extraordinary gain                                                       --         (58,625)
Asset impairment & other write-downs of assets                           --           1,000
Cumulative effect of change in accounting principle                      --           2,772
Accrued interest                                                         --           2,965
Depreciation and amortization                                        22,122          16,449
Stock compensation expense                                            3,240           2,674
Net changes in operating assets and liabilities:
Accounts receivable                                                 (17,405)        (15,901)
Other current assets                                                   (794)            849
Other assets                                                           (767)          1,051
Prepaid expenses                                                       (585)            824
Accounts payable                                                     21,768         (12,458)
Deferred revenue                                                        595          (6,133)
Accrued compensation payable and other accrued liabilities            7,130           2,627
                                                                   --------        --------
             Net cash used in operating activities                  (21,149)        (29,740)
                                                                   --------        --------
INVESTING ACTIVITIES:

Capital expenditures                                                (14,560)           (654)
                                                                   --------        --------
             Net cash used in investing activities                  (14,560)           (654)
                                                                   --------        --------

FINANCING ACTIVITIES:

Exercise of stock options                                                25              33
Proceeds from convertible senior secured notes                       19,767              --
Issuance of preferred stock, net of issue costs                          --          55,374
Principal payments under capital lease obligations                   (4,410)         (5,143)
Funding of letters of credit (restricted cash)                          (80)            (19)
                                                                   --------        --------
           Net cash provided by financing activities                 15,302          50,245
                                                                   --------        --------
Effect of exchange rate changes on cash and cash equivalents           (483)         (1,021)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (20,890)         18,830
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       32,262          14,405
                                                                   --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 11,372        $ 33,235
                                                                   ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt incurred in equipment acquisition                             $  6,755        $     --
Issuance of warrants                                                     --          10,053
Capital expenditures accrued and unpaid                               2,056           1,063
Netting of amounts due to against amounts due from Bridge
Information Systems, Inc.                                            19,365              --
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                             $  2,419        $  1,682


The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------

                        SAVVIS COMMUNICAITONS CORPORATION
  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             AND COMPREHENSIVE LOSS
                             (Dollars in thousands)
                                   (Unaudited)




                                                                            NUMBER OF SHARES
                                                                            ----------------
                                                                                                             PREFERRED
                                                                     COMMON STOCK       TREASURY STOCK         STOCK
                                                                   ------------------- ------------------- ---------------
          BALANCE, January 1, 2002
                                                                      93,957,229          (38,876)                  --

          Issuance of preferred stock                                        --                --              158,070

          Treasury shares                                                 (3,000)           3,000                   --

          Issuance  of  common  stock  upon  exercise  of  stock
          options                                                         68,154               --                   --
                                                                     -----------      -----------          -----------

          BALANCE, March 31, 2002                                     94,022,383          (35,876)             158,070
                                                                     ===========      ===========          ===========




                                                      AMOUNTS


                                                                      Accumulated
                                                                      Other
                                                                      Comprehensive
                                                          Additional  Loss:
                                 Preferred    Common      Paid-In     Cumulative    Deferred     Accumulated  Treasury
                                 Stock        Stock       Capital     Translation   Compensation Deficit      Stock       Total
                                                                      Adjustment
BALANCE, January 1, 2002         $      --    $     940   $ 356,443   $    (464)    $(21,122)    $(492,364)   $   (19)    $(156,586)

Net Income (Loss)                                    --          --          --           --        32,166         --        32,166

Foreign currency translation
adjustment                                           --          --        (938)          --            --         --          (938)

Comprehensive loss                                                                                                           31,228

Issuance of preferred stock        155,944                                                                                  155,944
Proceeds of preferred stock        (52,926)                  52,926
issuance allocated to beneficial
conversion feature
Deemed dividends on preferred       53,633                  (53,633)
stock

Issuance of common stock upon
exercise of stock options                                        33          --           --             --         --           33

Issuance of treasury shares                                      (1)                                                 1           --
Issuance of warrants                                         10,053                                                          10,053

Recognition of deferred
compensation cost                                    --       2,602          --           72             --         --        2,674
                               ------------   ---------- -----------  ------------ -----------   -----------  ----------  ----------
BALANCE, March 31, 2002          $ 156,651    $     940   $ 368,423   $  (1,402)    $(21,050)    $ (460,198)  $    (18)   $  43,346
                               ============   ========== ===========  ============ ===========   ===========  ==========  ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

-------------------------------------------------------------------------------

                        SAVVIS COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Tabular dollars in thousands, except per share amounts)
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission on a basis substantially consistent with the audited consolidated financial statements of SAVVIS Communications Corporation and its subsidiaries (collectively, "SAVVIS" or the "Company") as of and for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K (the "Annual Report") as filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company included in the Annual Report. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the condensed consolidated financial position of the Company at March 31, 2002 and the results of its operations and cash flows for the three month period ended March 31, 2002. See Note 3. The results of operations for the three month period ended March 31, 2002 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2002.

REVENUE RECOGNITION - Service revenues consist primarily of Managed IP networks, Managed Hosting and Internet access service fees, which are fixed monthly amounts, and are recognized in the financial statements when earned during the life of the contract. For all periods, any services billed and payments received in advance of providing services are deferred until the period such services are earned. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101("SAB 101"), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Installation and equipment costs deferred in accordance with SAB 101 are recorded on the balance sheet in other assets. Such costs are recognized on a straightline basis over periods of up to 24 months, the estimated period over which the related revenues from installation and equipment sales are recognized.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS - In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. SFAS No. 142 addresses how intangible assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires that goodwill and certain other intangibles with an indefinite life, as defined in the standard, no longer be amortized. However, goodwill and intangibles would have to be assessed each year to determine whether an impairment loss has occurred. Any impairments recognized upon adoption would be recorded as a change in accounting principle. Future impairments would be recorded in income from continuing operations. The statement provides specific guidance for testing goodwill for impairment. As a result of the adoption of SFAS No. 142, the Company recognized a $2.8 million charge in the three months ended March 31, 2002.

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

NOTE 2.   RELATED PARTY TRANSACTIONS

At December 31, 2001, the Company had amounts payable to BIS Administration, Inc., the successor to Bridge Information Systems, Inc. or Bridge of approximately $23 million consisting of a note payable and accrued interest on the note. In addition, at December 31, 2001, the Company had amounts receivable from Bridge of approximately $12.8 million, relating to network services provided by us to Bridge. As described in Note 3, the Company entered into a series of agreements that resolved substantially all of the outstanding balances, both due to and due from Bridge (see Note 3).

--------------------------------------------------------------------------------

In March 2002, the Company issued $40.9 million of convertible preferred stock to Reuters Holdings Switzerland S.A. in satisfaction of all of the outstanding principal and accrued interest on the Company's 12% convertible senior notes due (see Note 3).

Revenue from affiliates was as follows:

                                   Three Months Ended March 31,
                                   ----------------------------
                                    2001                 2002
                                   -------              -------
Bridge Information Systems, Inc.   $46,727              $    --
Reuters SA                              --               27,453
                                   -------              -------
Total                              $46,727              $27,453
                                   =======              =======

NOTE 3 - SIGNIFICANT TRANSACTIONS

In March 2002, the Company issued $158.1 million of convertible preferred stock (the "Preferred"). Preferred totaling $117.2 million was issued to entities and individuals affiliated with Welsh, Carson, Anderson and Stowe, or Welsh Carson and its affiliates in exchange for $57.5 million in cash, satisfaction of all of the outstanding principal and accrued interest on the Company's 10% convertible senior notes totaling $22.2 million, and satisfaction of all of the principal and interest owed in respect of notes issued pursuant to the Credit Agreement with Nortel Networks, Inc., or Nortel totaling $90.9 million. Preferred totaling $40.9 million was also issued to Reuters Holdings Switzerland S.A. in satisfaction of all of the outstanding principal and accrued interest on the Company's 12% convertible senior notes totaling $40.9 million. The Company incurred $2.1 million in offering costs related to the issuance of 158,070 shares of the Preferred which is recorded net of proceeds.

The Preferred accrues dividends at the rate of 11.5% per annum on the outstanding accreted value thereof (initially $1,000 per share). Dividends may not be paid in cash until after the eighth anniversary of the original issuance date. Accrued but unpaid dividends will be added to the outstanding accreted value quarterly. As of March 31, 2002, the Company incurred accrued dividends of $0.7 million related to the Preferred. The Preferred is convertible into such number of our common stock equal to the outstanding accreted value divided by the conversion price. The Preferred was initially convertible into 210.8 million shares of common stock, at a conversion price of $0.75 per common share. The Preferred is entitled to vote on all matters (other than any voluntary repurchase of the Preferred) submitted to the common stockholders on an as-if-converted basis and represented approximately 69% of the voting stock of the Company as of May 1, 2002. The conversion price of $0.75 was set a few days before the commitment date for the Preferred. On the commitment date, the closing price of the Company's common stock was $1.00. Accordingly, the Company recorded a non-cash beneficial conversion feature of $52.7 million, representing the $0.25 per share intrinsic value of that feature, as a return to the Preferred shareholders in March 2002. The Company also recorded a non-cash beneficial conversion feature of $0.2 million related to accrued dividends for the period ended March 31, 2002.

In March 2002, the Company also entered into a $56.5 million amended and restated master lease agreement with General Electric Capital Corporation, or GECC. The amended lease carries a 12% interest rate, which accrues through December 31, 2004, and is payable in cash thereafter. The principal amount of the amended lease is due on March 8, 2007. The amended lease calls for excess cash flow, as defined, to be used first for the payment of any accrued and unpaid interest and second for the prepayment of principal on the capital leases. The amended lease places limits on the level of capital expenditures that can be made by the Company and restricts the payment of dividends. In connection with this transaction, the Company also issued five year warrants to purchase approximately 9.6 million shares of its common stock at $0.75 per share.

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

In March 2002, the Company entered into agreements with three of its vendors to settle certain obligations of the Company as follows: amended its Global Purchase Agreement with Nortel releasing the Company from its obligation to purchase optical equipment; entered into an agreement with a communications services vendor providing for the payment of $2.5 million over 18 months, the lease of communications capacity and the release of the Company from its obligations under the IRU agreements entered into in August 2000 so long as the Company is not in default under the communications capacity agreement; and satisfied all of its outstanding obligations to a vendor for a cash payment of $10.0 million. In connection with these vendor transactions, the Company also issued five year warrants to purchase approximately 6.4 million shares of its common stock at $0.75 per share.

--------------------------------------------------------------------------------

As a result of these transactions the Company recorded an extraordinary net gain of $58.6 million in the first quarter of 2002.




NOTE 4 - PROPERTY, PLANT AND EQUIPMENT


                                                 December 31, 2001  March 31, 2002
                                                 -----------------  --------------
Communications equipment                            $ 139,877         $ 140,093
Data centers                                           59,618            59,558
Construction in progress                               10,365            10,364
Equipment under capital leases                         95,872            95,874
Other                                                  11,631            11,771
                                                    ---------         ---------
Total                                                 317,363           317,660
Less accumulated depreciation and amortization       (124,081)         (140,386)
                                                    ---------         ---------
Total                                               $ 193,282         $ 177,282
                                                    =========         =========


NOTE 5 - ASSET IMPAIRMENT

On March 22, 2002, Yipes Communications, Inc ("Yipes") filed voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code. As a result of these proceedings, the Company has recorded a $1.0 million impairment charge related to its investment in Yipes.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

In March 2002, the Company entered into a $56.5 million amended and restated master lease agreement with GECC. The amended lease carries a 12% interest rate, which accrues through December 31, 2004, and payable in cash thereafter. The principal amount of the amended lease is due on March 8, 2007. The amended lease calls for excess cash flow, as defined, to be used first for the payment of any accrued and unpaid interest and second for the prepayment of principal on the capital leases. The amended lease places limits on the level of capital expenditures that can be made by the Company and restricts the payment of dividends. In connection with this transaction, the Company also issued five year warrants to purchase approximately 9.6 million shares of its common stock at $0.75 per share.

In August 2000, the Company entered into a 20-year agreement with Kiel Center Partners, L.P. ("KCP") pursuant to which it acquired the naming rights to an arena in St. Louis, MO. Upon execution of the agreement, total consideration for these rights amounted to approximately $72 million, including 750,000 shares of its common stock issued by the Company to KCP. The related expense will be recognized over the term of the agreement. The parties entered into an amendment, dated August 21, 2001, of the agreement providing for the payment of $1.25 million on each December 31, through 2005. These payments will be deducted from payments otherwise owed under the agreement in 2007 through 2010. As of March 31, 2002, the Company has recorded approximately $4.2 million of deferred charges resulting from the issuance of common stock under this agreement.

On June 30, 2000, SAVVIS executed an agreement to acquire approximately $30 million of telecommunications equipment and related services with Winstar Wireless, Inc. ("Winstar"). Upon execution, the Company took delivery of certain equipment and paid approximately $5 million to Winstar. Of the remaining $25 million, approximately $16.5 million, included in Notes Payable at March 31, 2002, has been financed by Winstar over six years at 11% interest. Payments commenced in the third quarter of 2000. The remaining balance of $8.5 million was recorded in other accrued liabilities, with payments of approximately $2 million due every three months until July 2001. On September 29, 2000, the Company executed an additional agreement with Winstar to acquire $10.1 million in telecommunications equipment. This agreement called for a down payment of $1.5 million, which was paid by SAVVIS in October 2000. The remaining $8.6 million, included in Notes Payable at March 31, 2002, was also financed by Winstar over six years at 11% interest, with payments due quarterly beginning in December 2000. As of March 31, 2002, approximately $4 million remains in other accrued liabilities related to this agreement.

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

--------------------------------------------------------------------------------

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

We have arrangements with various suppliers of communications services that require us to maintain minimum spending levels some of which increase over time. Our aggregate minimum spending level is approximately $59 million, $64 million, $57 million and $18 million in years 2002 to 2005, respectively. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of March 31, 2002, the maximum termination liability would amount to approximately $149 million.

On April 23, 2002, Cable & Wireless plc filed suit against the Company in the Circuit Court for Fairfax County, Virginia, for $5.7 million in respect of an alleged payment default of termination penalties under our communications services agreement with Cable & Wireless plc.

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

NOTE 7 - INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

The Company's operations are organized into three geographic operating segments:
Americas, Europe and Asia. The Company evaluates the performance of its segments and allocates resources to them based on revenue and adjusted EBITDA, which is defined as the respective consolidated loss before interest, taxes, depreciation, amortization, non-cash equity-based compensation, asset impairment and other write-downs of assets, extraordinary gain, change in accounting principle and restructuring charges. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States of America. Additionally, our calculation of adjusted EBITDA may not be comparable to similarly titled measures of other companies as other companies may not calculate it in a similar manner. Financial information for the Company's geographic segments for the three months ended March 31, 2001 and 2002 is presented below.



                              Americas        Europe         Asia         Eliminations     Total
                             ---------      ---------      ---------      ------------   ---------
THREE MONTHS ENDED MARCH
31, 2001
Revenue                      $  50,486      $   5,193      $   4,065      $      --      $  59,744
Adjusted EBITDA                (24,555)        (1,656)          (149)            --        (26,360)
Assets                         386,469         16,029          8,014           (752)       409,760
Capital Additions               13,330             --             --             --         13,330

THREE MONTHS ENDED MARCH
31, 2002
Revenue                      $  54,639      $   5,392      $   2,149      $      --      $  62,180
Adjusted EBITDA                  5,828         (1,198)        (3,467)            --          1,163
Assets                         261,438          5,826          4,250        (23,400)       248,114
Capital Additions                  276             --             22             --            298


--------------------------------------------------------------------------------

Adjusted EBITDA for all reportable segments differs from the consolidated loss before income taxes reported in the condensed consolidated statement of operations as follows:


                                                     Three Months ended
                                                          March 31,
                                                     2001          2002
                                                   --------      --------
     Adjusted EBITDA                               $(26,360)     $  1,163

     Plus adjustments as follows:

     Depreciation and amortization                  (22,122)      (16,449)

     Interest, net                                   (4,731)       (4,727)

     Non-cash equity-based compensation              (3,240)       (2,674)

     Asset impairment & other write-downs of
     assets                                              --        (1,000)

     Extraordinary gain                                  --        58,625

     Cumulative effect of change in accounting
     principle                                           --        (2,772)

                                                   --------      --------
     Net (loss)/income                             $(56,453)     $ 32,166
                                                   ========      ========




--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH (1) OUR ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, AND (2) OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS, NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2001 INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K FOR SUCH PERIOD AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE RESULTS SHOWN HEREIN ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED IN ANY FUTURE PERIODS. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) BASED ON CURRENT EXPECTATIONS WHICH INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS. FOR A DISCUSSION OF THE MATERIAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, YOU SHOULD READ "RISK FACTORS" INCLUDED IN PART I, ITEM 1 OF OUR 2001 ANNUAL REPORT ON FORM 10-K.

GENERAL

SAVVIS is a growing provider of high quality, high performance IP VPN, Managed Hosting and Internet related services to medium and large businesses, multinational corporations and Internet service providers. To provide our Internet access services, we use the SAVVIS Intelligent IP NetworkSM, a data communications network that uses our twelve PrivateNAPsSM and our proprietary routing policies to reduce data loss and enhance performance by avoiding the congested public access points on the Internet.

SAVVIS began commercial operations in 1996, offering Internet access services to local and regional Internet service providers. Our customer base has grown from 15 customers at the end of 1996 to approximately 1,500 at March 31, 2002.

Reuters and Moneyline Telerate Agreements

On September 28, 2001 affiliates of Reuters acquired a portion of the assets of Bridge. In connection with the asset acquisition, on September 28, 2001, Reuters entered into a network services agreement with us, pursuant to which we agreed to provide internet protocol network services, internet access, and colocation services for a period of five years with respect to the customers of Bridge that were acquired by affiliates of Reuters. The network services agreement calls for a minimum purchase of these services of $96 million in year one, $90 million in year two, $84 million in year three and $48 million in each of years four and five, for a total of $366 million, less payments made by Bridge to us for services provided to customers acquired by Reuters between May 3, 2001 and September 28, 2001. The network services agreement also provides that our network must perform in accordance with specific quality of service standards. In the event we do not meet the required quality of service levels, Reuters would be entitled to credits, and, in the event of a material breach of such quality of service levels, Reuters would be entitled to terminate the network services agreement. As a result of the network services agreement, Reuters is our largest customer. In connection with the network services agreement, we also entered into a transitional services agreement with Reuters, pursuant to which Reuters has agreed to provide us with technical, administrative and other services, including help desk support, installation, maintenance and repair of equipment, customer related services such as processing service orders, accounting functions and the provision of warehousing and other facilities, pending us establishing our own capabilities. On September 28, 2001, we also entered into a colocation agreement with Reuters, pursuant to which we granted Reuters the right to use portions of our data center in Missouri. The colocation agreement has an initial term of five years and may be renewed by Reuters, at its option, for additional one-year periods. However, the agreement will terminate concurrently with the network services agreement.

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

Transactions with Bridge

In connection with Bridge's acquisition of the Company in April 1999, Bridge funded the Company's operations during 1999 and up through February 18, 2000, the date of SAVVIS' initial public offering. In February 2000, we entered into several agreements with Bridge, related to the acquisition of its IP network assets, the provision of network services to Bridge and the provision of technical and

--------------------------------------------------------------------------------
administrative support services to SAVVIS. As a result, Bridge was our largest customer, accounting for approximately 81% and 55% of revenues, in 2000 and 2001, respectively.

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

Transactions with Welsh Carson and Reuters

On March 18, 2002 we issued approximately $158.1 million of our Series A convertible preferred (the "Preferred") stock to Welsh Carson and Reuters in exchange for $57.5 million in cash and all of the outstanding principal of and accrued interest on our 10% and 12% convertible senior notes and the notes payable originally issued pursuant to our credit agreement with Nortel Networks. The Series A preferred stock will accrue dividends at the rate of 11.5% per annum on the outstanding accreted value thereof (initially $1,000 per share) through the eighth anniversary of the issuance of the Preferred. Thereafter, dividends will be payable in cash or in kind at the option of the Company. Accrued but unpaid dividends will be added to the outstanding accreted value quarterly. The Series A preferred stock is convertible into such number of our common stock equal to the outstanding accreted value divided by the conversion price. The Preferred is initially convertible into approximately 211 million shares of our common stock at a conversion price of $0.75 per share. In connection with this transaction we granted the holders registration rights with respect to the shares of our common stock issuable upon conversion of the Preferred, including demand registration rights and piggy back registration rights.

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

On May 16, 2001, we entered into a securities purchase agreement and certain related agreements and documents with Reuters Holdings Switzerland SA, or Reuters, a societe anonyme organized under the laws of Switzerland. Pursuant to the terms of the securities purchase agreement, Reuters purchased $37.5 million aggregate principal amount of our 12% convertible senior secured notes due 2005. All of the outstanding principal and accrued interest on these notes were exchanged for the Preferred on March 18, 2002.

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

THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

Revenue

Revenue was $62.2 million for the three-months ended March 31, 2002, an increase of $ 2.4 million or 4%, from $59.7 million for the three-months ended March 31, 2001. Managed IP revenues increased 6% to $51.2 million compared to $48.2 million in the same period in 2001. Services provided to Reuters and Moneyline declined 5% to $43.4 million versus $45.6 million of services provided to Bridge in the prior period. The decline resulted from the elimination of excess circuits by Bridge prior to the sale of its assets, the termination of some service locations by Reuters and Moneyline in connection with their integration of the Bridge acquisition and the general downturn in the financial services industry. Managed IP services provided to other customers increased 289% to $7.8 million in the quarter as we added 348 new managed IP customers. Managed Hosting revenue was $5.1 million, a $3.1 million or 151% increase over the first quarter of 2001. The increase in Managed Hosting revenue is

--------------------------------------------------------------------------------
attributable to the addition of new customers following the launch of this product in late 2000, approximately $1.9 million related to colocation charges for Reuters and Moneyline from the fourth quarter and an increase in colocation charges billed to Reuters and Moneyline over previous billings to Bridge. Internet access revenues decreased 44% to $5.0 million in the first quarter of 2002, compared to $8.9 million for the comparable period in 2001. The decrease in Internet access revenue was due to the economic downturn affecting the Internet sector which resulted in the loss of customers, pricing pressure in the Internet access business and the Company's continued initiatives designed to encourage customers to purchase access services as part of their managed network service. Other revenues, consisting of installation and equipment sales, increased from $0.7 million in 2001 to $0.9 million for the first quarter of 2002.

Data Communications and Operations

Data communications and operations expenses consist primarily of leased long distance and local circuit costs, internet connectivity costs, leased hosting and colocation space, as well as related operating expenses such as repairs and maintenance associated with network operations, operating leases for network equipment, customer support and field service, and engineering personnel costs. Data communications and operations expenses were $45.1 million for the quarter ended March 31, 2002; a decrease of $22.0 million from $67.1 million for the quarter ended March 31, 2001. The 33% decline in data communications costs is a result of significant unit price reductions for long-haul capacity, reductions in internet connectivity capacity and unit prices resulting from the adverse operating conditions in that sector and reductions in local circuit costs resulting from the elimination of excess circuits in the Bridge network, reductions in connections with Reuters and Moneyline as they integrate the acquisitions of the Bridge assets in to their operations and unit price reductions from vendors.

Sales and Marketing

Sales and marketing expenses consist of personnel and related sales commission costs, advertising and direct marketing, and travel. Sales and marketing expenses were $9.2 million for the three-months ended March 31, 2002, down 14% or $1.5 million as compared to the first quarter of 2001. This change is principally attributed to a decrease in advertising and direct marketing in the first three months of 2002.

General and Administrative

General and administrative expenses consist primarily of compensation and occupancy costs for executive, financial, legal, tax and support personnel, travel, and bad debt costs. General and administrative expenses amounted to $6.7 million for the three-months ended March 31, 2002 and $8.3 million for the three-months ended March 31, 2001, a decrease of $1.6 million or 19%. This change resulted primarily from decreased bad debt expense of $0.7 million, a reduction of salary and related costs of $0.3 million and a decline in professional services fees of $0.2 million for the three months ended March 31, 2002 compared to the first quarter of 2001.

Non-cash Equity-based Compensation

Non-cash equity-based compensation expense was $2.7 million for the three-months ended March 31, 2002, a decrease of $0.5 million from the three-months ended March 31, 2001. These expenses represent the amortization charge to earnings for the difference between the imputed fair market value of our common stock and the exercise price for options granted to employees and non-employee members of our Board of Directors on various dates in early 2000 and late 1999, as well as options granted to employees on March 6, 2002.

Depreciation and Amortization

Depreciation and amortization expense was $16.4 million for the three-months ended March 31, 2002, a decrease of $5.7 million from the three-months ended March 31, 2001. This change is a result of a decrease in amortization expense of $2.8 million related to a change in accounting principle for goodwill and certain assets related to the network being fully depreciated during the period ended March 31, 2002.

Interest

Interest income amounted to $0.1 million in the quarter ended March 31, 2002, a decrease of $0.3 million from the three-months ended March 31, 2001 due to a reduction of our cash balances. Interest expense for the quarter-ended March 31, 2002 amounted to $4.8 million, a decrease of $0.3 million from the comparable period in 2001.

--------------------------------------------------------------------------------

Net Income/Loss

The net loss for the three months ended March 31, 2002 was $21.5 million, or ($0.23) basic and fully diluted income per share, a decrease of $35.0 million from the net loss for the three-months ended March 31, 2001 of $56.5 million, or ($0.62) per share. The primary reasons for the decrease in net loss are:

     o    Increase in total revenue of $2.4 million.

     o    Decrease in direct costs and operating expenses of $30.3 million.

     o    Cumulative effect of change in accounting principle of $2.8 million.

     o    Asset impairment of $1.0 million related to an equity investment.

     o Extraordinary gain of $58.6 million related to the extinguishment of debt.


LIQUIDITY AND CAPITAL RESOURCES

On March 18, 2002, the Company issued approximately $158.1 million of preferred stock to (i) entities and affiliates of Welsh Carson in exchange for approximately $57.5 million in cash, approximately $22.2 million in principal and accrued interest in respect to our 10% convertible senior secured notes and approximately $90.9 million in notes, and accrued interest, issued pursuant to the credit agreement with Nortel Networks and (ii) Reuters upon conversion of approximately $40.9 million in principal and accrued interest in respect to the 12% convertible senior secured notes. The terms of the preferred stock are more fully described in Note 3 of the financial statements.

In addition, the Company reached agreements with GECC, Nortel, Bridge and certain other vendors as follows:

Approximately $56.5 million of capital lease obligations were amended with GECC. The amended lease provides for repayment at the end of the fifth year, 12% interest payable in cash or in kind, at the Company's option, for the first three years and an excess cash sweep provision.

Release by Nortel from all obligations to purchase optical equipment under the Global Purchase Agreement.

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

The balance of the proceeds $57.5 million from the issuance of the Preferred will be used for working capital and general corporate purposes.

As a result of the transactions discussed in Note 3 of the consolidated financial statements, the Company's financial position changed significantly including a reduction of debt by $171.7 million, a reduction of payables by $32.3 million and an increase in cash position by $18.8 million. Additionally, the Company recognized an extraordinary gain of approximately $58.6 million related to the extinguishment of debt and a non-cash beneficial conversion feature of $52.7 million, representing the $0.25 per share intrinsic value of that feature, as a return to the Preferred shareholders in March 2002. The Company also recorded accrued dividends of $0.2 million related to the beneficial conversion feature for the period ending March 31, 2002.

Negative cash flow from operations increased to $29.7 million for the three months ended March 31, 2002 from $21.1 million in 2001.

Net cash used in investing activities for the three months ended March 31, 2002 was approximately $0.7 million, which reflects the purchase of the property and equipment not financed.

--------------------------------------------------------------------------------

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

On June 30, 2000, SAVVIS executed an agreement to acquire approximately $30 million of telecommunications equipment and related services with Winstar Wireless, Inc. ("Winstar"). Upon execution, the Company took delivery of certain equipment and paid approximately $5 million to Winstar. Of the remaining $25 million, approximately $16.5 million, included in Notes Payable at December 31, 2001, has been financed by Winstar over six years at 11% interest. Payments commenced in the third quarter of 2000. The remaining balance of $8.5 million was recorded in the other accrued liabilities, with payments of approximately $2 million due every three months until July 2001. On September 29, 2000, the Company executed an additional agreement with Winstar to acquire $10.1 million in telecommunications equipment. This agreement called for a down payment of $1.5 million, which was paid by SAVVIS in October 2000. The remaining $8.6 million, included in Notes Payable at March 31, 2002, was also financed by Winstar over six years at 11% interest, with payments being made quarterly beginning in December 2000. As of March 31, 2002, approximately $4 million remains in other accrued liabilities related to Winstar.

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

In August 2000, the Company entered into a 20-year agreement with Kiel Center Partners, L.P. ("KCP") pursuant to which it acquired the naming rights to an arena in St. Louis, MO. Upon execution of the agreement, total consideration for these rights amounted to approximately $72 million, including 750,000 shares of its common stock issued by the Company to KCP. The related expense will be recognized over the term of the agreement. On March 21, 2001, KCP notified the Company that it was in default of the agreement relating to possible future insolvency of SAVVIS, a claim that KCP subsequently withdrew. On August 21, 2001 the parties entered into an amendment of the agreement providing for the payment of $1.25 million on each of December 31, 2002 through 2005. These payments will be deducted from payments otherwise owed under the agreement in 2007 through 2010. As of March 31, 2002, the Company has recorded approximately $4.2 million of deferred charges resulting from the issuance of common stock under this agreement.

We have arrangements with various suppliers of communications services that require us to maintain minimum spending levels some of which increase over time. Our aggregate minimum spending level is approximately $59 million, $64 million, $57 million and $18 million in years 2002 to 2005, respectively. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of March 31, 2002, the maximum termination liability would amount to approximately $149 million.

Based upon our current plans, we believe we have the necessary resources to fund our operating losses, working capital needs and capital expenditure requirements until the Company reaches operating cash flow positive, which is expected to occur in 2003.

We may meet any additional funding needs through a combination of equity investments, debt financings, renegotiation of repayment terms on existing debt and sales of assets and services. If these additional financings were required, there can be no assurance that we would be successful in

--------------------------------------------------------------------------------
completing any of these financings or that if we were, the terms of such financings would be favorable to us.

                                                          PAYMENTS DUE BY

                                                   LESS THAN    2 - 3       4 - 5      AFTER 5
                                        TOTAL       1 YEAR      YEARS       YEARS       YEARS

Capital lease obligations               64,645       6,615          --      58,030          --
Operating  leases                       47,584       6,386      18,357       4,920      17,921
Unconditional purchase obligations     199,050      59,414     121,336      18,300          --
Notes payable                           25,025       1,306      23,719          --          --
                                       -------     -------     -------     -------     -------
Total contractual cash obligations     336,304      73,721     163,412      81,250      17,921
                                       =======     =======     =======     =======     =======


SAVVIS' contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long- term debt arrangements, are fully disclosed in the Notes to the condensed consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. SFAS No. 142 addresses how intangible assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires that goodwill and certain other intangibles with an indefinite life, as defined in the standard, no longer be amortized. However, goodwill and intangibles would have to be assessed each year to determine whether an impairment loss has occurred. Any impairments recognized upon adoption would be recorded as a change in accounting principle. Future impairments would be recorded in income from continuing operations. The statement provides specific guidance for testing goodwill for impairment. As a result of the adoption of SFAS No. 142, the Company recognized a $2.8 million charge in the three months ended March 31, 2002.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures relate to changes in interest rates. As the Company continues to expand our business internationally, we are also exposed to changes in foreign currency exchange rates.

We have financial instruments that are sensitive to changes in interest rates and a number of network equipment financing arrangements. These instruments were entered into for other than trading purposes, are denominated in U.S. Dollars and bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. As discussed in Note 3, in March 2002 a portion of the Company's borrowings were extinguished for less than their carrying value. As discussed in
Note 6, it is not practicable to estimate the fair value of our unextinguished debt as it is currently in dispute.

Changes in foreign exchange rates did not materially impact our results of operations. For the three months ended March 31, 2002, 12% of our service revenue was derived from operations outside the United States and approximately 25% of our total data communications and operations costs were incurred outside the United States. We expect these percentages to remain relatively constant in the periods ahead. Because our foreign revenue closely matched our foreign costs, changes in foreign exchange rates did not have a material impact on our results of operations in this quarter. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

--------------------------------------------------------------------------------

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

On April 23, 2002, Cable & Wireless plc filed suit against the Company in the Circuit Court for Fairfax County, Virginia, for $5.7 million in respect of an alleged payment default of termination penalties under our communications services agreement with Cable & Wireless plc.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 2002, the Company issued $158.1 million of convertible preferred stock (the "Preferred"). Preferred totaling $117.2 million was issued to entities and individuals affiliated with Welsh Carson in exchange for $57.5 million in cash, satisfaction of all of the outstanding principal and accrued interest on the Company's 10% convertible senior notes totaling $22.2 million, and satisfaction of all of the principal and interest owed in respect of notes issued pursuant to the Credit Agreement with Nortel totaling $90.9 million. Preferred totaling $40.9 million was also issued to Reuters Holdings Switzerland S.A. upon conversion of all of the outstanding principal and accrued interest on the Company's 12% convertible senior notes totaling $40.9 million. The Company incurred $2.1 million in offering costs related to the issuance of the Preferred which is recorded net of proceeds.

The Preferred accrues dividends at the rate of 11.5% per annum on the outstanding accreted value thereof (initially $1,000 per share). Dividends may not be paid in cash until after the eighth anniversary of the original issuance date. Accrued but unpaid dividends will be added to the outstanding accreted value quarterly. As of March 31, 2002, the Company incurred accrued dividends of $0.7 million related to the Preferred. The Preferred is convertible into such number of our common stock equal to the outstanding accreted value divided by the conversion price. The Preferred was initially convertible into 210.8 million shares of common stock, at a conversion price of $0.75 per common share. The Preferred is entitled to vote on all matters (other than any voluntary repurchase of the Preferred) submitted to the common stockholders on an as-if-converted basis, and represented approximately 69% of the voting stock of the Company as of May 1, 2002. The conversion price of $0.75 was set a few days before the commitment date for the Preferred. On the commitment date, the closing price of the Company's common stock was $1.00. Accordingly, the Company also recorded a non-cash beneficial conversion feature of $52.7 million, representing the $0.25 per share intrinsic value of that feature, as a return to the Preferred shareholders in March 2002. The Company also recorded a deemed dividend of $0.2 million related to the beneficial conversion feature for the period ending March 31, 2002.

Between January 1, 2002 and March 31, 2002, we granted options to purchase 31,467,071 shares of our common stock at exercises prices from $0.375 to $0.75. All of these options were granted pursuant to our 1999 Stock Option Plan as amended. Of this total, 15,000 shares of stock options were granted to one member of our Board of Directors. These issuances were effected in transactions not subject to, or exempt from, the registration requirements of the Securities Act of 1933, and these transactions were effected without the use of an underwriter.

During the quarter ended March 31, 2002, proceeds of approximately $33,000 were generated from the exercise of options for 68,154 shares of our common stock. There were no significant expenses, underwriting discounts or commissions attributable to these proceeds. We used the proceeds for general working capital expenses incurred in the ordinary course of business. These options had been granted under our 1999 Incentive Stock Option Plan. We issued the shares in reliance on the exemption from registration provided by Rule 701 under the Securities Act of 1933.

--------------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2000 Annual Meeting of Stockholders of the Company was held on March 15, 2002. The only proposal presented for stockholder consideration at the 2000 Annual Meeting was the election of eight directors, which was approved. The following is a tabulation of the voting on the election of directors and a listing of the directors whose term of office as a director continued after the meeting.

Proposal 1 - Election of Directors

                          Votes For      Votes Withheld
                        -------------    --------------
Robert A. McCormick       62,286,294         84,636

John M. Finlayson         62,315,289         55,461

David J. Frear            62,320,323         50,557

Clyde A. Heintzelmann     62,159,334        111,596

Thomas E. McInerney       62,338,443         37,537

Patrick J. Welsh          62,335,463         35,467

Norman K. Korey           62,337,693         34,057

Kevin J. Wiley            62,322,773         48,157







--------------------------------------------------------------------------------
                                       20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

EXHIBIT INDEX

Number                   Exhibit Description
------                   -------------------
3.1*      Amended and Restated Certificate of Incorporation of the Registrant.

3.2*      Certificate of Amendment to Amended and Restated Certificate of Incorporation of the
          Registrant.

3.3*      Amended and Restated Bylaws of the Registrant.

4.1*      Form of Common Stock Certificate.

4.2**     Certificate of Designations relating to the Registrant's Series A Convertible Preferred
          Stock.

4.3       Warrant Agreement, dated as of March 7, 2002, between the Registrant and General Electric
          Capital Corporation.

4.4       Warrant Agreement, dated as of March 15, 2002, between the Registrant and Nortel Networks
          Inc.

4.5       Warrant, dated March 18, 2002, to purchase the Registrant's common stock issued to General
          Electric Capital Corporation.

4.6       Warrant, dated March 18, 2002, to purchase the Registrant's common stock issued to Nortel
          Networks Inc.

10.1      Employment Agreement between SAVVIS Communications Corporation, a Missouri corporation and
          Richard Bubenik, dated February 8, 2002.

10.2      Agreement Resolving All Outstanding SAVVIS-BIS Issues, between the Registrant and BIS
          Administration, Inc., dated as of February 8, 2002 as approved by the Bankruptcy Court on
          February 13, 2002.

10.3      Amendment No. 1, effective February 25, 2002, to the Agreement Resolving All Outstanding
          SAVVIS-BIS Issues, between the Registrant and BIS Administration, Inc., dated as of
          February 8, 2002.

10.4      Amended and Restated Master Lease Agreement, dated as of March 8, 2002, by and among
          SAVVIS Communications Corporation, a Missouri corporation, other signatories named therein and General Electric Capital Corporation.

10.5      Security Agreement, effective as of March 18, 2002, between the Registrant and General
          Electric Capital Corporation, as agent for itself and other lessors.

10.6      Security Agreement, effective as of March 18, 2002, between SAVVIS Communications
          Corporation, a Missouri corporation and General Electric Capital Corporation, as agent for itself and other lessors.

10.7      Security Agreement, effective as of March 18, 2002, between Global Network Assets, LLC and
          General Electric Capital Corporation, as agent for itself and other lessors.

10.8      Security Agreement, effective as of March 18, 2002, between SAVVIS Procurement Corporation and General Electric Capital Corporation, as agent for itself and other lessors.

10.9      Security Agreement, effective as of March 18, 2002, between SAVVIS Communications
          International, Inc. and General Electric Capital Corporation, as agent for itself and other lessors.

10.10     Pledge Agreement, dated as of March 18, 2002, between the Registrant and General Electric
          Capital Corporation, as agent for itself and other lessors.

10.11     Pledge Agreement, dated as of March 18, 2002, between SAVVIS Communications Corporation, a
          Missouri corporation and General Electric Capital Corporation, as agent for itself and other lessors.

10.12     Trademark Security Agreement, dated as of March 18, 2002, between the Registrant and
          General Electric Capital Corporation, as agent for itself and other lessors.

10.13     Trademark Security Agreement, dated as of March 18, 2002, between SAVVIS Communications
          Corporation, a Missouri corporation and General Electric Capital Corporation, as agent for itself and other lessors.

10.14     Trademark Security Agreement, dated as of March 18, 2002, between Global Network Assets,
          LLC and General Electric Capital Corporation, as agent for itself and other lessors.

10.15     Trademark Security Agreement, dated as of March 18, 2002, between SAVVIS Procurement
          Corporation and General Electric Capital Corporation, as agent for itself and other lessors.

10.16     Trademark Security Agreement, dated as of March 18, 2002, between SAVVIS Communications
          International, Inc. and General Electric Capital Corporation, as agent for itself and other lessors.

10.17     Patent Security Agreement, dated as of March 18, 2002, between the Registrant and General
          Electric Capital Corporation, as agent for itself and other lessors.

10.18     Patent Security Agreement, dated as of March 18, 2002, between SAVVIS Communications
          Corporation, a Missouri corporation and General Electric Capital Corporation, as agent for itself and other lessors.

--------------------------------------------------------------------------------

Number                   Exhibit Description
------                   -------------------
10.19     Patent Security Agreement, dated as of March 18, 2002, between Global Network Assets, LLC and General Electric Capital Corporation, as agent for itself and other lessors.

10.20     Patent Security Agreement, dated as of March 18, 2002, between SAVVIS Procurement
          Corporation and General Electric Capital Corporation, as agent for itself and other lessors.

10.21     Patent Security Agreement dated, as of March 18, 2002, between SAVVIS Communications
          International, Inc. and General Electric Capital Corporation, as agent for itself and other lessors.

10.22     Copyright Security Agreement, dated as of March 18, 2002, between the Registrant and
          General Electric Capital Corporation, as agent for itself and other lessors.

10.23     Copyright Security Agreement, dated as of March 18, 2002, between SAVVIS Communications
          Corporation, a Missouri corporation and General Electric Capital Corporation, as agent for itself and other lessors.

10.24     Copyright Security Agreement, dated as of March 18, 2002, between Global Network Assets,
          LLC and General Electric Capital Corporation, as agent for itself and other lessors.

10.25     Copyright Security Agreement, dated as of March 18, 2002, between SAVVIS Procurement
          Corporation and General Electric Capital Corporation, as agent for itself and other lessors.

10.26     Copyright Security Agreement, dated as of March 18, 2002, between SAVVIS Communications
          International, Inc. and General Electric Capital Corporation, as agent for itself and other lessors.

10.27     Guaranty Agreement, effective as of March 18, 2002, delivered by the Registrant to and in favor of General Electric Capital Corporation, as agent for itself and other lessors.

10.28     Guaranty Agreement, effective as of March 18, 2002, delivered by Global Network Assets,
          LLC to and in favor of General Electric Capital Corporation, as agent for itself and other lessors.

10.29     Guaranty Agreement, effective as of March 18, 2002, delivered by SAVVIS Procurement
          Corporation to and in favor of General Electric Capital Corporation, as agent for itself and other lessors.

10.30     Guaranty Agreement, effective as of March 18, 2002, delivered by SAVVIS Communications
          International, Inc. to and in favor of General Electric Capital Corporation, as agent for itself and other lessors.

10.31     Fee Letter, dated March 6, 2002, from the Registrant to WCA Management Corporation.

10.32     Stipulation and Order, dated January 22, 2002, by and among Harris Trust and Savings Bank,
          Goldman Sachs Credit Partners L.P., as Lenders, BIS Administration Inc., SAVVIS
          Communications Corporation, a Missouri corporation, General Electric Capital Corporation,
          First Bank, Heller Financial Leasing, Inc., Transamerica Equipment Financial Services
          Corporation, Pilgrim Prime Rate Trust and Highland Capital Management, L.P.

10.33     Sharing Agreement and Mutual Release, dated as of January 25, 2002, by and among Harris
          Trust and Savings Bank, Goldman Sachs Credit Partners L.P., Lenders, BIS Administration
          Inc., SAVVIS Communications Corporation, a Missouri corporation, General Electric Capital
          Corporation, First Bank, Heller Financial Leasing, Inc., Transamerica Equipment Financial
          Services Corporation, Pilgrim Prime Rate Trust and Highland Capital Management, L.P.

10.34+    Letter of Agreement regarding the Amendment to Nortel Networks Global Purchase Agreement,
          dated March 14, 2002, among the Registrant, SAVVIS Communications Corporation, a Missouri
          corporation and Nortel Networks Inc.

10.35     Amendment No. 2, effective January 8, 2002, to the Agreement Regarding the Supplemental
          Terms of the Interim Savvis Financing as approved by the United States Bankruptcy Court on
          May 3, 2001.

10.36+    Master Services Agreement, dated March 14, 2002, between SAVVIS Communications
          Corporation, a Missouri corporation and Level 3 Communications, LLC.

11.1      Calculation of Basic and Diluted per share and weighted average shares used in EPS calculation.

----------------
* Incorporated by reference to the same numbered exhibit to SAVVIS' Registration Statement on Form S-1, as amended (File No. 333-90881).

** Incorporated by reference to the same numbered exhibit to SAVVIS' Current Report on Form 8-K dated March 27, 2002.

+ A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

(b) Reports on Form 8-K. On March 27, 2002, we filed a Current Report on Form 8-K with respect to Item 5, Other Events.

--------------------------------------------------------------------------------

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SAVVIS Communications Corporation


Date  May 15, 2002                         By:  /s/  Robert McCormick
      ---------------                      ---------------------------

                                           Robert McCormick
                                           Chief Executive Officer

Date  May 15, 2002                         By:  /s/  David J. Frear
      ---------------                      ---------------------------

                                           David J. Frear
                                           EVP & Chief Financial Officer


--------------------------------------------------------------------------------
                                       23