Form 10-Q
period 2002-06-30
SAVVIS COMMUNICATIONS CORP
filed 2002-08-14
CIK 1058444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002, OR

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      COMMON STOCK, $.01 PAR VALUE - 94,026,640 SHARES AS OF August 1, 2002 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
               OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

                    The Index of Exhibits appears on page 29.

                        SAVVIS COMMUNICATIONS CORPORATION

                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION                                                                     PAGE
                                                                                                     ----

Item 1. Financial Statements - UNAUDITED:

Condensed Consolidated Balance Sheets as of December 31, 2001 and June 30, 2002                        3

Condensed Consolidated Statements of Operations for the three and six-months ended June 30,
         2001 and 2002                                                                                 5

Condensed Consolidated Statements of Cash Flows for the three and six-months ended June 30,
         2001 and 2002                                                                                 7

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) and
         Comprehensive Income for the period January 1, 2002 to June 30, 2002                          9

Notes to Condensed Consolidated Financial Statements                                                  10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations         17

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                    25

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings                                                                             26

Item 2. Changes in Securities and Use of Proceeds                                                     26

Item 4. Submission of Matters to a Vote of Security Holders                                           28

Item 6. Exhibits and Reports On Form 8-K                                                              29

Signatures                                                                                            30

Exhibits



--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS-UNAUDITED

                        SAVVIS COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                        DECEMBER 31,    JUNE 30,
                                                            2001          2002
                                                           --------     --------
                   ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                  $ 14,405     $ 38,860
Trade accounts receivable (including
    non-Bridge affiliates), less
    allowance for doubtful accounts of
    $1,125 in 2001 and $500 in 2002                          14,332       15,687

Accounts receivable from Bridge
    Information Systems, Inc. ("Bridge")                     12,795          390

Prepaid expenses                                              1,554        1,933

Other current assets                                          2,919        1,002
                                                           --------     --------

TOTAL CURRENT ASSETS                                       $ 46,005     $ 57,872

Property and equipment- net                                 193,282      164,313

Goodwill and intangible assets-net of
    accumulated amortization of $35,695
    in 2001                                                   2,772           --

Restricted cash                                               4,062        6,584

Other non-current assets                                      9,519       10,525
                                                           --------     --------

TOTAL ASSETS                                               $255,640     $239,294
                                                           ========     ========


  LIABILITIES AND STOCKHOLDERS' EQUITY
                  (DEFICIT)

CURRENT LIABILITIES:

Accounts payable                                             80,447       43,762

Accrued compensation payable                                  7,045        6,738

Due to Bridge Information Systems, Inc.                      23,326           --

Deferred revenue - current                                   12,145        5,042

Notes payable - current                                      86,572        1,299

Convertible senior secured notes -
    current                                                  60,112           --

Current portion of capital lease
    obligations                                              45,800        4,838

Other accrued liabilities                                    33,451       25,511
                                                           --------     --------

TOTAL CURRENT LIABILITIES                                  $348,898     $ 87,190
                                                           ========     ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------

                        SAVVIS COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                (Dollars in thousands except, per share amounts)
                                   (Unaudited)



                                                                     DECEMBER 31,   JUNE 30,
                                                                         2001        2002
                                                                      ---------    ---------

      NON-CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY
                      (DEFICIT)

Capital lease obligations, less current                               $  19,975    $  59,483

Notes payable - non-current                                              23,719       23,719

Deferred revenue - non-current                                            6,865        6,537

Other accrued liabilities                                                12,769       13,790
                                                                      ---------    ---------

TOTAL LIABILITIES                                                       412,226      190,719
                                                                      ---------    ---------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

                    STOCKHOLDERS' EQUITY (DEFICIT):

Convertible preferred stock; 210,000 shares
    authorized, 180,470 issued and outstanding in 2002
    (Note 3)                                                                 --      182,834

Common stock; $.01 par value, 250,000,000 shares
    authorized, 93,957,229 and 94,059,956 shares issued
    in 2001 and 2002, respectively, 93,918,353 and
    94,026,640 shares outstanding in 2001 and 2002,
    respectively                                                            940          941

Additional paid-in capital                                              356,443      363,434

Accumulated deficit                                                    (492,364)    (479,960)

Deferred compensation                                                   (21,122)     (17,843)

Treasury stock, at cost, 38,876 and 33,316 shares in 2001 and 2002,
    respectively                                                            (19)         (17)

Accumulated other comprehensive loss

Cumulative foreign currency translation adjustment                         (464)        (814)
                                                                      ---------    ---------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   (156,586)      48,575
                                                                      ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $ 255,640    $ 239,294
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

--------------------------------------------------------------------------------

                        SAVVIS COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                    JUNE 30,                  JUNE 30,
                                            ------------------------------------------------
                                               2001         2002         2001         2002
                                            ------------------------------------------------


Managed IP                                  $  46,308    $  50,425    $  94,475    $ 100,976
Managed Hosting                                 2,826        4,230        4,858        9,982
Internet Access                                 7,524        4,624       16,384        9,581
Other                                           1,087        1,933        1,770        2,853
                                            ------------------------------------------------

TOTAL REVENUES (1)                             57,745       61,212      117,487      123,392
                                            ------------------------------------------------

Data communications and
    operations (2)                             64,484       43,512      131,579       88,607
                                            ------------------------------------------------

GROSS MARGIN                                   (6,739)      17,700      (14,092)      34,785

Sales and marketing (3)                         8,596        9,311       19,291       18,535

General and administrative (4)                  8,733        7,844       17,046       14,541

Depreciation and amortization                  24,027       14,971       46,149       31,420

Asset impairment & other write-
    downs of assets                            58,133           --       58,133        1,000

Restructuring charges                           4,821           --        4,821           --

Non-cash equity-based
    compensation                                3,403        2,786        6,644        5,461
                                            ------------------------------------------------

LOSS FROM OPERATIONS                         (114,452)     (17,212)    (166,176)     (36,172)

Interest income                                   139          134          550          212
Interest expense                               (8,971)      (2,344)     (14,113)      (7,149)
                                            ------------------------------------------------

LOSS BEFORE EXTRAORDINARY GAIN AND
    CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING
    PRINCIPLE                                (123,284)     (19,422)    (179,739)     (43,109)
                                            ------------------------------------------------

Extraordinary gain                                 --         (340)          --       58,285
                                            ------------------------------------------------

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE           (123,284)     (19,762)    (179,739)      15,176
                                            ------------------------------------------------

Cumulative effect of change in
    accounting principle                           --           --           --       (2,772)
                                            ------------------------------------------------

NET (LOSS) INCOME                            (123,284)     (19,762)    (179,739)      12,404

Accreted and deemed dividend on
    preferred stock                                --       (6,108)          --      (59,741)
                                            ================================================

LOSS ATTRIBUTABLE TO COMMON
    SHAREHOLDERS                            $(123,284)   $ (25,870)   $(179,739)   $ (47,337)
                                            ------------------------------------------------



--------------------------------------------------------------------------------

                        SAVVIS COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


    BASIC AND DILUTED LOSS PER SHARE
        BEFORE EXTRAORDINARY GAIN AND
        CUMULATIVE EFFECT OF CHANGE
        IN ACCOUNTING PRINCIPLE                   $      (1.35)     $      (0.27)     $      (1.98)     $      (1.10)
    Extraordinary gain                                      --             (0.01)               --              0.62
    Cumulative effect of change in
        accounting principle                                --                --                --             (0.03)
                                                  ------------------------------------------------------------------
    BASIC AND DILUTED LOSS PER
        COMMON SHARE                              $      (1.35)     $      (0.28)     $      (1.98)     $      (0.51)
                                                  ==================================================================

    WEIGHTED AVERAGE SHARES
        OUTSTANDING                                 91,024,695        93,537,278        90,962,612        93,462,329


-------------------------

(1) Including $42.0 million and $87.7 million from affiliates in the three and six months ended June 30, 2001, respectively and $28.3 million and $55.8 million from affiliates in the three and six months ended June 30, 2002, respectively

(2) Excluding $0.5 million and $0.9 million of equity-based compensation in the three months and six months ended in June 30, 2001, respectively, and $0.4 million and $0.8 million of equity-based compensation in the three months and six months ended in June 30, 2002, respectively.

(3) Excluding $1.5 million and $2.9 million of equity-based compensation in the three months and six months ended in June 30, 2001, respectively, and $1.2 million and $2.4 million of equity-based compensation in the three months and six months ended in June 30, 2002, respectively.

(4) Excluding $1.4 million and $2.8 million of equity-based compensation in the three months and six months ended in June 30, 2001, respectively, and $1.2 million and $2.3 million of equity-based compensation in the three months and six months ended in June 30, 2002, respectively.

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




--------------------------------------------------------------------------------

                        SAVVIS COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                     ---------------------------
                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                     ---------------------------
                                                        2001             2002
                                                     ---------------------------

OPERATING ACTIVITIES:

Net (Loss) Income                                    $(179,739)       $  12,404
Reconciliation of net (loss)income
    to net cash used in operating
    activities:
Extraordinary gain                                          --          (58,285)
Asset impairment & other write-
    downs of assets                                     58,133            1,000
Restructuring charges                                    4,821               --
Deferred financing costs                                 3,845               --
Cumulative effect of change in
    accounting principle                                    --            2,772
Accrued interest                                            --            5,095
Depreciation and amortization                           46,149           31,420
Stock compensation expense                               6,644            5,461
Net changes in operating assets
    and liabilities:
Trade accounts receivable                                5,754          (12,587)
Other current assets                                      (224)           1,917
Other non-current assets                                  (130)           1,547
Prepaid expenses                                        (2,546)            (378)
Accounts payable                                        14,600          (23,755)
Deferred revenue                                           513           (7,431)
Accrued compensation payable and
    other accrued liabilities                            3,394            1,503
                                                     ---------------------------
Net cash used in operating
    activities                                         (38,786)         (39,317)
                                                     ---------------------------
INVESTING ACTIVITIES:

Capital Expenditures                                   (20,302)          (2,162)
                                                     ---------------------------
Net cash used in investing
    activities                                         (20,302)          (2,162)
                                                     ---------------------------
FINANCING ACTIVITIES:

Exercise of stock options                                   31               52
Proceeds from convertible senior
    secured notes                                       40,000               (7)
Issuance of preferred stock, net
    of issue costs                                          --           76,971
Principal payments under capital
    lease obligations                                   (4,978)          (7,596)
Funding of letters of credit
    (restricted cash)                                      290           (2,522)
                                                     ---------------------------
Net cash provided by financing
    activities                                          35,343           66,898
                                                     ---------------------------
Effect of exchange rate changes on
    cash and cash equivalents                             (738)            (964)

NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                               (24,483)          24,455
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                 32,262           14,405
                                                     ---------------------------
CASH AND CASH EQUIVALENTS, END OF
    PERIOD                                           $   7,779        $  38,860
                                                     ===========================



--------------------------------------------------------------------------------

                        SAVVIS COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                           ---------------------
                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
                                                           ---------------------
                                                             2001         2002
                                                           --------     --------

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:

NON-CASH INVESTING AND FINANCING
    ACTIVITIES:

Debt incurred in equipment
    acquisition                                            $ 6,755       $    --
Issuance of warrants                                            --        10,053
Capital expenditures accrued and
    unpaid                                                  15,193           419
Netting of amounts due to against
    amounts due from Bridge
    Information Systems, Inc.                                6,566            --
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
Cash paid for interest                                     $ 4,637       $ 2,330


  The accompanying notes are an integral part of these condensed consolidated financial statements.


--------------------------------------------------------------------------------

                        SAVVIS COMMUNICATIONS CORPORATION
  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                            AND COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)



                                                               NUMBER OF SHARES
                                                ------------------------------------------
                                                                               CONVERTIBLE
                                                                   TREASURY     PREFERRED
                                                COMMON STOCK        STOCK         STOCK
                                                ------------------------------------------
     BALANCE, JANUARY 1, 2002                    93,957,229        (38,876)            --

     Issuance of preferred stock                         --             --        180,470
     Issuance of common and/or treasury stock
         upon exercise of stock options             102,727          5,560             --
                                                 ----------------------------------------

     BALANCE, JUNE 30, 2002                      94,059,956        (33,316)       180,470
                                                 ========================================




                                                                            AMOUNTS
                              ---------------------------------------------------------------------------------------------------
                                                                ACCUMULATED
                                                                   OTHER
                                                               COMPREHENSIVE
                                                                   LOSS:
                                                                CUMULATIVE
                                                                  FOREIGN
                              CONVERTIBLE          ADDITIONAL    CURRENCY
                               PREFERRED   COMMON   PAID-IN     TRANSLATION    DEFERRED     ACCUMULATED  TREASURY
                                 STOCK     STOCK    CAPITAL      ADJUSTMENT  COMPENSATION     DEFICIT      STOCK      TOTAL
                              -----------------------------------------------------------------------------------------------

BALANCE, January 1, 2002      $     --      $ 940    $356,443      $  (464)    $ (21,122)    $(492,364)    $ (19)  $ (156,586)

Net Income                                                                                      12,404                 12,404

Foreign currency translation
    adjustment                                                        (350)                                              (350)
                                                                                                                   ----------

Comprehensive income                                                                                                   12,054

Issuance of preferred stock    177,541                                                                                177,541

Proceeds of preferred stock
    issuance allocated to
    beneficial conversion
    feature                    (54,448)                54,448
Deemed dividends on preferred
    stock                       59,741                (59,741)

Issuance of common and treasury
    stock upon exercise of
    stock options                               1          49                                                  2           52

Issuance of warrants                                   10,053                                                          10,053
Recognition of deferred
    compensation cost                                   2,182                      3,279                                5,461
                              -----------------------------------------------------------------------------------------------

BALANCE, June 30, 2002        $182,834      $ 941    $363,434      $  (814)    $ (17,843)    $(479,960)    $ (17)  $   48,575
                              ===============================================================================================



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


--------------------------------------------------------------------------------

                        SAVVIS COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Tabular dollars in thousands, except per share amounts)
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission on a basis substantially consistent with the audited consolidated financial statements of SAVVIS Communications Corporation and its subsidiaries (collectively, "SAVVIS" or the "Company") as of and for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K (the "Annual Report") as filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company included in the Annual Report. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments), which management considers necessary to present fairly the condensed consolidated financial position of the Company at June 30, 2002 and the results of its operations and cash flows for the three-month and six-month periods ended June 30, 2002. See Note 3. The results of operations for the three-month period ended June 30, 2002 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2002.

REVENUE RECOGNITION - Service revenues consist primarily of Managed IP networks, Managed Hosting and Internet access service fees, which are fixed monthly amounts, and are recognized in the financial statements when earned during the life of the contract. For all periods, any services billed and payments received in advance of providing services are deferred until the period such services are earned. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101("SAB 101"), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Installation and equipment costs and related revenues deferred in accordance with SAB 101 are recorded on the balance sheet in other assets and deferred revenue, respectively. Such costs are recognized on a straight line basis over the expected customer relationship period of up to 24 months, the estimated period over which the related revenues from installation and equipment sales are recognized.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. SFAS No. 142 addresses how intangible assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires that goodwill and certain other intangibles with an indefinite life, as defined in the standard, no longer be amortized. However, goodwill and intangibles would have to be assessed each year to determine whether an impairment loss has occurred. Any impairments recognized upon adoption would be recorded as a change in accounting principle. Future impairments would be recorded in income from continuing operations. The statement provides specific guidance for testing goodwill for impairment. As a result of the adoption of SFAS No. 142, the Company recognized a $2.8 million charge in the three months ended March 31, 2002.

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires that one accounting model be used for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. It also broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on our financial position or results of operations.

In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Effective January 1, 2003, SFAS No. 145 requires gains and losses from the extinguishment or repurchase of debt to be classified as

--------------------------------------------------------------------------------
extraordinary items only if they meet the criteria for such classification in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB No. 30). Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt must be classified as extraordinary items, as SAVVIS has done. After January 1, 2003, any gain or loss resulting from the extinguishment or repurchase of debt classified as an extraordinary item in a prior period that does not meet this criteria for such classification under APB No. 30 must be reclassified.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and also establishes fair value as the objective for initial measurement of the costs. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the consolidated financial statements of the Company.

NOTE 2 - RELATED PARTY TRANSACTIONS

At December 31, 2001, the Company had amounts payable to BIS Administration, Inc., the successor to Bridge Information Systems, Inc., or Bridge, of approximately $23.3 million consisting of a note payable and accrued interest on the note. In addition, at December 31, 2001, the Company had amounts receivable from Bridge of approximately $12.8 million, relating to network services provided by the Company to Bridge. As described in Note 3, the Company entered into a series of agreements that resolved substantially all of the outstanding balances, both due to and due from Bridge (see Note 3).

In March 2002, the Company issued $40.9 million of convertible preferred stock to Reuters Holdings Switzerland S.A. in satisfaction of all of the outstanding principal and accrued interest on the Company's 12% convertible senior notes due (see Note 3).

Revenue from affiliates was as follows:

                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                            JUNE 30,            JUNE 30,
                                        -----------------------------------
                                         2001     2002       2001     2002
                                        ------   ------     ------   ------

     Bridge Information Systems, Inc.   $ 43.3   $   --     $ 90.0   $   --
     Reuters SA                                    28.3         --     55.8
                                        ------   ------     ------   ------
     Total                              $ 43.3   $ 28.3     $ 90.0   $ 55.8
                                        ======   ======     ======   ======

NOTE 3 - SIGNIFICANT TRANSACTIONS

In June 2002, the Company's Series A convertible preferred stock (the "Preferred") totaling $20.0 million was issued to Constellation Ventures in exchange for cash. The Company also issued five-year performance warrants to Constellation Ventures to acquire shares of common stock at $0.75 per share which it will earn the right to exercise if it meets certain performance criteria related to aiding the Company in winning new business. In addition, the Company issued $2.4 million of Preferred in satisfaction of certain vendor obligations. The Preferred was issued in reliance on Rule 506 of Regulation D of the Securities Act of 1933.

In March 2002, the Company issued $158.1 million of Preferred. Preferred totaling $117.2 million was issued to entities and individuals affiliated with Welsh, Carson, Anderson and Stowe, or Welsh Carson and its affiliates in exchange for $57.5 million in cash, satisfaction of all of the outstanding principal and accrued interest on the Company's 10% convertible senior notes totaling $22.2 million, and satisfaction of all of the principal and interest owed in respect of notes issued pursuant to the Credit Agreement with Nortel Networks, Inc., or Nortel totaling $90.9 million. Preferred totaling $40.9 million was also issued to Reuters Holdings Switzerland S.A. in satisfaction of all of the outstanding principal and accrued interest on the Company's 12% convertible senior notes totaling $40.9 million. The Company incurred $2.9 million in offering costs related to the issuance of 180,470 shares of the Preferred which is recorded net of proceeds.

The Preferred accrues dividends at the rate of 11.5% per annum on the outstanding accreted value thereof (initially $1,000 per share). Dividends may not be paid in cash until after the eighth anniversary of the original issuance date. Accrued but unpaid dividends will be added to the outstanding accreted value quarterly. The Preferred is convertible into such number of our common stock equal to the outstanding accreted value divided by the conversion price. The Preferred is entitled to vote on all matters (other than any voluntary repurchase of the Preferred) submitted to

--------------------------------------------------------------------------------
the common stockholders on an as-if-converted basis and represented approximately 72% of the voting stock of the Company as of June 30, 2002. The conversion price of $0.75 was set a few days before the commitment date for the Preferred issued in March 2002. On the commitment date, the closing price of the Company's common stock was $1.00. Accordingly, the Company recorded a non-cash beneficial conversion feature of $52.7 million, representing the $0.25 per share intrinsic value of that feature, as a return to the Preferred shareholders in March 2002. The Company also recorded a non-cash beneficial conversion feature of $1.7 million related to accrued dividends for the six-month period ended June 30, 2002.

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

As a result of these transactions the Company recorded an extraordinary net gain of $58.3 million in the six-month period ended June 30, 2002.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                                     DECEMBER 31, 2001          JUNE 30, 2002
                                     ----------------------------------------
Communications equipment                $ 139,877                  $ 151,796
Data centers                               59,618                     61,023
Construction in progress                   10,365                         --
Equipment under capital leases             95,872                     96,383
Other                                      11,631                     11,683
                                        ------------------------------------
Total                                     317,363                    320,885
Less accumulated depreciation and
amortization                             (124,081)                  (156,572)
                                        ------------------------------------
Total                                   $ 193,282                  $ 164,313
                                        ====================================

NOTE 5 - ASSET IMPAIRMENT

Goodwill

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2002:

                                                                 NET
                                                                ASSETS
                                                               -------

         BALANCE AS OF DECEMBER 31, 2001                       $ 2,772

         Impairment                                             (2,772)
                                                               -------
         BALANCE AS OF JUNE 30, 2002                           $     0
                                                               =======

--------------------------------------------------------------------------------

Amortization expense related to goodwill was $2.8 million and $5.5 million for the three and six-month periods ended June 30, 2001.

In accordance with the provisions of SFAS 142 adopted on January 1, 2002, SAVVIS recognized a $2.8 million charge, as the balance of goodwill was impaired. The following pro forma information presents a reconciliation of net loss and loss per common share reported in the Condensed Consolidated Statements of Operations adjusted to exclude the goodwill amortization. The effective tax rate used in this table is 0.0%.



                                                             FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,                      ENDED JUNE 30,
                                                        ------------------------------      ------------------------------

                                                             2001              2002              2001              2002
                                                        ------------------------------      ------------------------------

         Net loss, as reported                          $   (123,284)     $    (19,762)     $   (179,739)     $     12,404

         Add: Goodwill
         amortization, net of
         income tax                                            2,772                               5,544

         Net loss, pro forma                            $   (120,512)     $    (19,762)     $   (174,195)     $     12,404


         Basic and diluted loss
         per share:
         Net loss, as reported                          $      (1.35)     $      (0.21)     $      (1.98)     $      (0.13)

         Add: Goodwill
         amortization, net of
         income tax                                             0.03                                0.06
         Loss per share, pro
         forma                                          $      (1.32)     $      (0.21)     $      (1.92)     $      (0.13)


         Weighted average shares
         outstanding                                      91,024,695        93,537,278        90,962,612        93,462,329



                                                        ------------------------------      ------------------------------
                                                             FOR THE PERIOD FROM            FOR THE YEAR ENDED DECEMBER 31,
                                                        ------------------------------      ------------------------------
                                                                          APRIL 7, TO
                                                        JANUARY 1, TO     DECEMBER 31,
                                                        APRIL 6, 1999         1999
                                                        (PREDECESSOR)      (SUCCESSOR)            2000             2001
                                                        ------------------------------      ------------------------------

         Net loss, as reported                          $     (9,025)     $    (38,617)     $   (164,851)     $   (288,896)

         Add: Goodwill amortization, net of
         income tax                                                              8,171            11,088            11,088

         Net loss, pro forma                            $     (9,025)     $    (30,446)     $   (153,763)     $   (277,808)

         Basic and diluted loss
         per share:
         Net loss, as reported                          $      (0.14)     $      (0.54)     $      (1.89)     $      (3.10)

         Add: Goodwill
         amortization, net of
         income tax                                                               0.12              0.13              0.12
         Loss per share, pro
         forma                                          $      (0.14)     $      (0.42)     $      (1.76)     $      (2.98)

         Weighted average shares
         outstanding                                      66,018,388        72,075,287        87,343,896        93,113,823



--------------------------------------------------------------------------------

On March 22, 2002, Yipes Communications, Inc. ("Yipes") filed voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code. As a result of these proceedings, the Company has recorded a $1.0 million impairment charge related to its investment in Yipes.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

In May 2002, SAVVIS entered into a 15 year, office facility lease agreement with Duke Realty Limited Partnership (Duke) with total minimum rent payments of approximately $39.9 million. The Company also entered into an agreement with Duke in which SAVVIS may be required to make payments of up to $2 million plus interest accruing at 4.88% from the date of the agreement if certain events do not occur prior to June 2004. These payments, if required, would be made from July 2005 to June 2007.

In March 2002, the Company entered into a lease agreement with GECC (see note
3). The amended lease calls for excess cash flow, as defined, to be used first for the payment of any accrued and unpaid interest and second for the prepayment of principal on the capital leases.

In August 2000, the Company entered into a 20-year agreement with Kiel Center Partners, L.P. ("KCP") pursuant to which it acquired the naming rights to an arena in St. Louis, MO. Upon execution of the agreement, total consideration for these rights amounted to approximately $72 million, including 750,000 shares of its common stock issued by the Company to KCP. The related expense will be recognized over the term of the agreement. The parties entered into an amendment of the agreement, dated August 21, 2001, providing for the payment of $1.25 million on each December 31, from 2002 through 2005. These payments will be deducted from payments otherwise owed under the agreement in 2007 through 2010. As of June 30, 2002, the Company has recorded in other non-current assets approximately $4.0 million of deferred charges resulting from the issuance of common stock under this agreement.

On June 30, 2000, SAVVIS executed an agreement to acquire approximately $30 million of telecommunications equipment and related services with Winstar Wireless, Inc. ("Winstar"). Upon execution, the Company took delivery of certain equipment and paid approximately $5 million to Winstar. Of the remaining $25 million, approximately $16.5 million, included in Notes Payable at June 30, 2002, has been financed by Winstar over six years at 11% interest. Payments commenced in the third quarter of 2000. The remaining balance of $8.5 million was recorded in other accrued liabilities. As of June 30, 2002, approximately $4.1 million remains in other accrued liabilities related to this agreement. On September 29, 2000, the Company executed an additional agreement with Winstar to acquire $10.1 million in telecommunications equipment. This agreement called for a down payment of $1.5 million, which was paid by SAVVIS in October 2000. The remaining $8.6 million, included in Notes Payable at June 30, 2002, was also financed by Winstar over six years at 11% interest, with payments due quarterly beginning in December 2000.

On April 17, 2001, SAVVIS provided notice to Winstar that a material breach had occurred under the Master Agreement relating to Winstar's installation of the wireless equipment components and accordingly, terminated the equipment purchase and installation agreements. On April 18, 2001, Winstar filed for bankruptcy under Chapter 11 of the Bankruptcy Code. In addition, the Company ceased making payments to Winstar under all agreements in March 2001.

On September 25, 2001, Winstar filed suit in the US Bankruptcy Court for Delaware seeking a total of approximately $38 million from the Company for the repayment of the note payable, professional services liabilities and the prepaid Internet services. In turn, SAVVIS has filed proof of claim with the court overseeing the Winstar bankruptcy proceeding in the amount of approximately $19 million. In December 2001, the court agreed to refer the dispute to binding arbitration, however, no arbitration date has been scheduled. Management believes SAVVIS has substantial defenses to the suit.

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

We have arrangements with various suppliers of communications services that require us to maintain minimum spending levels some of which increase over time. Our aggregate minimum spending level is approximately $59 million, $64 million, $57 million and $18 million in years 2002 to 2005, respectively. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a

--------------------------------------------------------------------------------
downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of June 30, 2002, the maximum termination liability would amount to approximately $130.2 million.

On May 2, 2002, Cable & Wireless, USA, Inc. ("Cable & Wireless") filed suit against the Company in the Circuit Court for Fairfax County, Virginia, for $5.7 million, alleging that SAVVIS breached a series of agreements with Cable & Wireless for the provision of Internet connections at locations throughout the United States. On June 28, 2002, SAVVIS filed various defenses and counter claims against Cable & Wireless. A trial date has been set for February 2003.

Including the foregoing matters, the Company is subject to various other legal proceedings and other actions arising in the normal course of its business. While the results of such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on the Company's financial position or results of operations or cash flows.

NOTE 7 - INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

The Company's operations are organized into three geographic operating segments:
Americas, Europe and Asia. The Company evaluates the performance of its segments and allocates resources to them based on revenue and Adjusted EBITDA, which is defined as the respective consolidated loss before interest, taxes, depreciation, amortization, non-cash equity-based compensation, asset impairment and other write-downs of assets, extraordinary gain, change in accounting principle and restructuring charges. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States of America. Additionally, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies as other companies may not calculate it in a similar manner. Financial information for the Company's geographic segments for the three and six months ended June 30, 2001 and 2002 is presented below.


                                 AMERICAS           EUROPE             ASIA         ELIMINATIONS          TOTAL
                                ---------------------------------------------------------------------------------

     THREE MONTHS ENDED
     JUNE 30, 2001
     Revenue                    $  48,919         $   5,051         $   3,775         $      --         $  57,745
     Adjusted EBITDA              (22,485)             (812)             (771)               --           (24,068)
     Assets                       330,305            12,875             7,440           (25,699)          324,921
     Capital Additions             15,638                --                --                --            15,638

     THREE MONTHS ENDED
     JUNE 30, 2002
     Revenue                    $  39,874         $   9,839         $  11,499         $      --         $  61,212
     Adjusted EBITDA               (4,847)            1,706             3,686                --               545
     Assets                       260,589             5,815             4,398           (31,508)          239,294
     Capital Additions              3,189                11                25                --             3,225



                                 AMERICAS           EUROPE             ASIA         ELIMINATIONS          TOTAL
                                ---------------------------------------------------------------------------------

     SIX MONTHS ENDED
     JUNE 30, 2001
     Revenue                    $  99,403         $  10,244         $   7,840         $      --         $ 117,487
     Adjusted EBITDA              (47,041)           (2,468)             (920)               --           (50,429)
     Assets                       330,305            12,875             7,440           (25,699)          324,921
     Capital Additions             28,967                --                --                --            28,967

     SIX MONTHS ENDED
     JUNE 30, 2002
     Revenue                    $  81,034         $  19,089         $  23,269         $      --         $ 123,392
     Adjusted EBITDA              (12,497)            4,366             9,839                --             1,708
     Assets                       260,589             5,815             4,398           (31,508)          239,294
     Capital Additions              3,464                11                47                --             3,522


--------------------------------------------------------------------------------

Adjusted EBITDA for all reportable segments differs from the consolidated loss before income taxes reported in the condensed consolidated statement of operations as follows:


                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                      JUNE 30,                               JUNE 30,
                                           ------------------------------------------------------------------
                                               2001              2002               2001               2002
                                           ------------------------------------------------------------------

     Adjusted EBITDA                       $ (24,068)         $     545          $ (50,429)         $   1,708

     Plus adjustments as follows:

     Depreciation and
     amortization                            (24,026)           (14,971)           (46,149)           (31,420)

     Interest, net                            (8,832)            (2,210)           (13,563)            (6,937)

     Non-cash equity-based
     compensation                             (3,404)            (2,786)            (6,644)            (5,460)

     Asset impairment & other
     write-downs of assets                   (58,133)                --            (58,133)            (1,000)

     Extraordinary gain                                            (340)                --             58,285

     Restructuring charges                    (4,821)                --             (4,821)                --

     Cumulative effect of change in
     accounting principle                                            --                 --             (2,772)
                                           ------------------------------------------------------------------
     Net (loss)income                      $(123,284)         $ (19,762)         $(179,739)         $  12,404
                                           ------------------------------------------------------------------





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

SAVVIS began commercial operations in 1996, offering Internet access services to local and regional Internet service providers. Our customer base has grown from 15 customers at the end of 1996 to approximately 1,600 at June 30, 2002.

Reuters and Moneyline Telerate Agreements

On September 28, 2001 affiliates of Reuters acquired a portion of the assets of Bridge. In connection with the asset acquisition, on September 28, 2001, Reuters entered into a network services agreement with us, pursuant to which we agreed to provide internet protocol network services, internet access, and colocation services for a period of five years with respect to the customers of Bridge that were acquired by affiliates of Reuters. The network services agreement calls for a minimum purchase of these services of $96 million in year one, $90 million in year two, $84 million in year three and $48 million in each of years four and five, for a total of $366 million, less payments made by Bridge to us for services provided to customers acquired by Reuters between May 3, 2001 and September 28, 2001. The network services agreement also provides that our network must perform in accordance with specific quality of service standards. In the event we do not meet the required quality of service levels, Reuters would be entitled to credits, and, in the event of a material breach of such quality of service levels, Reuters would be entitled to terminate the network services agreement. As a result of the network services agreement, Reuters is our largest customer. In connection with the network services agreement, we also entered into a transitional services agreement with Reuters, pursuant to which Reuters has agreed to provide us with technical, administrative and other services, including help desk support, installation, maintenance and repair of equipment, customer related services such as processing service orders and the provision of warehousing and other facilities, pending us establishing our own capabilities. Effective July 2002, SAVVIS has assumed responsibility for these services and reliance on Reuters for future services will be minimal. On September 28, 2001, we also entered into a colocation agreement with Reuters, pursuant to which we granted Reuters the right to use portions of our data center in Missouri. The co-location agreement has an initial term of five years and may be renewed by Reuters, at its option, for additional one-year periods. However, the agreement will terminate concurrently with the network services agreement.

In connection with its purchase of assets from Bridge in October 2001, Moneyline Telerate entered into a binding letter of intent dated October 18, 2001, to enter into a network services agreement with SAVVIS. The letter of intent requires Moneyline Telerate to buy a total of $200 million of services according to the following minimum spending levels: $70 million in year one, $50 million in year two, $35 million in year three, $25 million in year four, and $20 million in year five.

In addition, Moneyline Telerate agreed to provide technical and administrative services to SAVVIS for a period of up to one year. The Company is currently engaged in transition plans to perform these services and will incur additional costs in doing so.

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

Transactions with Welsh Carson Anderson, & Stowe (Welsh Carson), Reuters and Constellation Ventures

In June 2002, the Company's Series A convertible preferred stock (the "Preferred") totaling $20.0 million was issued to Constellation Ventures in exchange for cash. The Company also issued five-year performance warrants to Constellation Ventures to acquire shares of common stock at $0.75 per share which it will earn the right to exercise if it meets certain criteria related to aiding the Company in winning new business. In addition, the Company issued $2.4 million of Preferred in satisfaction of certain vendor obligations.

On March 18, 2002 we issued approximately $158.1 million of Preferred to Welsh Carson and Reuters in exchange for $57.5 million in cash and all of the outstanding principal of and accrued interest on our 10% and 12% convertible senior notes and the notes payable originally issued pursuant to our credit agreement with Nortel Networks. The Preferred will accrue dividends at the rate of 11.5% per annum on the outstanding accreted value thereof (initially $1,000 per share) through March 18, 2010. Thereafter, dividends will be payable in cash or in kind at the option of the Company. Accrued but unpaid dividends will be added to the outstanding accreted value quarterly. The Preferred is convertible into such number of our common stock equal to the outstanding accreted value divided by the conversion price, $.075 per share. In connection with this transaction we granted the holders registration rights with respect to the shares of our common stock issuable upon conversion of the Preferred, including demand registration rights and piggy back registration rights.

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

On May 16, 2001, we also granted Reuters and its successors, assigns and affiliates the right, for so long as they hold any of our notes or preferred stock or common stock comprising or convertible into at least 5% of our outstanding voting stock, among other things, to (1) designate an observer to attend all meetings of our board of directors or any board committees, and (2) to nominate and elect such number of directors, but not fewer than one, equal to the product of the percentage of the voting power held by Reuters on a fully-diluted, as-converted basis, multiplied by the number of seats on the registrant's board of directors (rounded down to the nearest whole number). In accordance with the terms of this letter, Reuters has appointed an observer to attend all meetings of our board of directors and audit committee meetings.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-Q does not reflect our future results of operations, financial position and cash flows.

THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

Summary

The Company's revenues increased 6% in the quarter as growth in the Managed IP product line offset continuing declines in Internet access revenues. Gross margin increased by approximately $24.4 million as the $3.5 million increase in our revenues was combined with a $21.0 million reduction in data communications costs due to reductions in capacity, unit costs and accruals for such costs. This gross margin improvement led to a $24.6 million improvement in adjusted EBITDA. Net loss

--------------------------------------------------------------------------------
improved by $103.5 million due to the improvement in adjusted
EBITDA, a $9 million reduction in depreciation and amortization, a $6.6 million reduction in interest expense and $63 million of asset impairment and restructuring charges recorded in 2001.

Revenues

                                             THREE MONTHS ENDED JUNE 30,
                                                   (IN MILLIONS)
                                             ---------------------------
                                                 2001           2002
                                             -----------    ------------
     Bridge Information Systems, Inc.          $  42.0       $    --
     Reuters SA                                     --          26.7
     Moneyline Telerate                             --          15.2
     Managed IP                                    4.3           8.5
                                               -------       -------
              Total Managed IP                    46.3          50.4

     Managed Hosting                               2.8           4.2
     Internet Access                               7.5           4.6
     Other                                         1.1           2.0
                                               -------       -------
              Total Other                         11.4          10.8

     Total Revenue                             $  57.7       $  61.2
                                               =======       =======

Revenue was $61.2 million for the three-months ended June 30, 2002, an increase of $3.5 million or 6%, from $57.7 million for the three-months ended June 30, 2001. Managed IP revenues increased 9% to $50.4 million compared to $46.3 million in the same period in 2001. Managed IP revenues provided to Reuters and Moneyline declined 4% to $40.5 million, after the elimination of a non-recurring service charge of $1.4 million, versus $42.0 million of services provided to Bridge in the prior period. The decline resulted from the elimination of excess circuits by Bridge prior to the sale of its assets, the termination of service locations by Reuters and Moneyline in connection with their integration of the Bridge acquisition and reduced pricing for some services. The effect of these factors is expected to result in a decline in Reuters revenues for the third quarter. Managed IP services provided to other customers increased 98% to $8.5 million in the quarter as we added 174 new managed IP customers. Managed Hosting revenue was $4.2 million, a $1.4 million or 50% increase over the second quarter of 2001. The increase in Managed Hosting revenue is attributable to approximately $2.5 million related to colocation charges for Reuters and Moneyline over previous billings to Bridge. Internet access revenues decreased 39% to $4.6 million in the second quarter of 2002, compared to $7.5 million for the comparable period in 2001. The decrease in Internet access revenue was due to the economic downturn affecting the Internet sector which resulted in the loss of customers, pricing pressure in the Internet access business and the Company's continued initiatives designed to encourage customers to purchase access services as part of their managed network service. Other revenues, consisting of installation and equipment sales, increased from $1.1 million in 2001 to $2.0 million for the comparable period of 2002 as a result of the acceleration of $1.3 million of installation fees, previously deferred under SAB 101, associated with the now terminated Bridge contract.

Data Communications and Operations

Data communications and operations expenses consist primarily of leased long distance and local circuit costs, internet connectivity costs, leased hosting and colocation space, as well as related operating expenses such as repairs and maintenance associated with network operations, operating leases for network equipment, customer support and field service, and engineering personnel costs. Data communications and operations expenses were $43.5 million for the quarter ended June 30, 2002; a decrease of $21.0 million from $64.5 million for the quarter ended June 30, 2001. The 33% decline in data communications costs is a result of significant unit price reductions for long-haul capacity, reductions in internet connectivity capacity and unit prices and reductions in local circuit costs resulting from the elimination of excess circuits in the Bridge network, reductions in connections with Reuters and Moneyline and unit price reductions from vendors. These costs were also reduced by $6.5 million as a result of reductions in estimated accruals for such costs which we believe are no longer required. Cost reductions in data communications costs were partially offset by additional employees needed in operations to assume services previously provided by Reuters and Moneyline, transitional costs associated with taking over certain services from Reuters and $1.3 million in costs related to the non-recurring service charge to Reuters and the accelerated installation revenues discussed above. Total operational employees increased by 19% to 281 at June 2002 versus 237 in June 2001. Data communications costs are expected to decline further in the third quarter.

Sales and Marketing

Sales and marketing expenses consist of personnel and related sales commission costs, advertising and direct marketing, and travel. Sales and marketing expenses were $9.3 million for the three-months ended June 30, 2002, down 8% or $0.7 million as compared to the second quarter of 2001. This change is principally attributed to a decrease in advertising and direct marketing in the second quarter of

--------------------------------------------------------------------------------

2002. Sales and marketing employees increased 3% to 268 at June 2002 compared to 260 at June 2001. The Company expects personnel, advertising and marketing expenses to increase through the end of 2002 to accelerate the growth of our revenues.

General and Administrative

General and administrative expenses consist primarily of compensation and occupancy costs for executive, financial, legal, tax and support personnel, travel, and bad debt costs. General and administrative expenses amounted to $7.8 million for the three-months ended June 30, 2002 and $8.7 million for the three-months ended June 30, 2001, a decrease of $0.9 million or 10%. This change resulted primarily from a decrease in employee expenses of $0.3 million as well as a decrease in expenses related to Bridge Administrative Services, legal, and audit fees of $1.2 million. This was offset by an increase in rent expense of $0.6 million.

Non-cash Equity-based Compensation

Non-cash equity-based compensation expense was $2.8 million for the three-months ended June 30, 2002, a decrease of $0.6 million from the three-months ended June 30, 2001. These expenses represent the amortization charge to earnings for the difference between the imputed fair market value of our common stock and the exercise price for options granted to employees and non-employee members of our Board of Directors on various dates in early 2000 and late 1999, as well as options granted to employees on March 6, 2002.

Depreciation and Amortization

Depreciation and amortization expense was $15.0 million for the three-months ended June 30, 2002, a decrease of $9.1 million from the three-months ended June 30, 2001. This change is a result of a decrease in amortization expense of $2.8 million related to a change in accounting principle for goodwill and certain assets related to the network being fully depreciated during the period ended March 31, 2002.

Interest

Interest income amounted to $0.1 million in the quarter ended June 30, 2002, which is comparable to interest earned in the three-months ended June 30, 2001. Interest expense for the quarter-ended June 30, 2002 amounted to $2.3 million, a decrease of $6.6 million from the comparable period in 2001. The decrease in interest expense is largely due to financing and debt restructuring that occurred in March 2002 which eliminated approximately $171.7 million in debt from the financial statements.

Net Income(Loss)

The net loss for the three months ended June 30, 2002 was $19.8 million, or $0.28 basic and fully diluted loss per share, a decrease of $103.5 million from the net loss for the three-months ended June 30, 2001 of $123.3 million, or $1.35 per share. The primary reasons for the decrease in net loss are:

     o Increase in total revenue of $3.5 million

     o Decrease in data communications costs of $21.0 million.

     o Decrease in depreciation and amortization expenses of $9 million.

     o Decrease in asset impairment and restructuring charges of $63 million

SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

Summary

The Company's revenues increased 5% in the first half as growth in the Managed IP product line offset continuing declines in Internet access revenues. Gross margin increased by approximately $48.9 million as the $5.9 million increase in our revenues was combined with a $43.0 million reduction in data communications costs due to reductions in capacity, unit costs and accruals for such costs. This gross margin improvement led to a $52.1 million improvement in adjusted EBITDA. Net loss improved by $192.1 million, resulting in net income of $12.4 million, due to the improvement in adjusted EBITDA, an extraordinary gain of $58.3 million resulting from the recapitalization in March 2002, a $14.7 million reduction in depreciation and amortization, a $6.6 million reduction in net interest expense and $63 million of asset impairment and restructuring charges recorded in 2001.


--------------------------------------------------------------------------------

Revenues

                                                       SIX MONTHS ENDED JUNE 30,
                                                             (IN MILLIONS)
                                                       -------------------------
                                                          2001          2002
                                                       ----------   ------------

     Bridge Information Systems, Inc.                   $   87.7     $     --
     Reuters SA                                               --         51.6
     Moneyline Telerate                                       --         33.1
     Managed IP                                              6.8         16.3
                                                        --------     --------
              Total Managed IP                              94.5        101.0

     Managed Hosting                                         4.9         10.0
     Internet Access                                        16.4          9.6
     Other                                                   1.7          2.8
                                                        --------     --------
              Total Other                                   23.0         22.4

     Total Revenue                                      $  117.5     $  123.4
                                                        ========     ========

Revenue was $123.4 million for the six-months ended June 30, 2002, an increase of $5.9 million or 5%, from $117.5 million for the six-months ended June 30, 2001. Managed IP revenues increased 7% to $101.0 million compared to $94.5 million in the same period in 2001. Managed IP revenues provided to Reuters and Moneyline decreased 5% to $83.3 million, after the elimination of a non-recurring service charge of $1.4 million, versus $87.7 million of services provided to Bridge in the prior period. The decline resulted from the elimination of excess circuits by Bridge prior to the sale of its assets, the termination of service locations by Reuters and Moneyline in connection with their integration of the Bridge acquisition and reduced pricing for some services. The effect of these factors is expected to result in a decline in Reuters revenues for the third quarter. Managed IP services provided to other customers increased 135% to $16.3 million in the six months ended June 30, 2002 as we added 174 new managed IP customers. Managed Hosting revenue was $10.0 million, a $5.0 million or 102% increase over the six months ended June 30, 2001. The increase in Managed Hosting revenue is attributable to an increase in colocation charges billed to Reuters and Moneyline over previous billings to Bridge. Internet access revenues decreased 42% to $9.6 million in the six months ended June 30, 2002, compared to $16.4 million for the comparable period in 2001. The decrease in Internet access revenue was due to the economic downturn affecting the Internet sector which resulted in the loss of customers, pricing pressure in the Internet access business and the Company's continued initiatives designed to encourage customers to purchase access services as part of their managed network service. Other revenues, consisting of installation and equipment sales, increased from $1.7 million in 2001 to $2.8 million for the comparable period in 2002 as a result of the acceleration of $1.3 million of installation fees, previously deferred under SAB 101, associated with the now terminated Bridge contract.

Data Communications and Operations

Data communications and operations expenses consist primarily of leased long distance and local circuit costs, internet connectivity costs, leased hosting and colocation space, as well as related operating expenses such as repairs and maintenance associated with network operations, operating leases for network equipment, customer support and field service, and engineering personnel costs. Data communications and operations expenses were $88.6 million for the six months ended June 30, 2002; a decrease of $43.0 million, from $131.6 million for the six months ended June 30, 2001. The 33% decline in data communications costs is a result of significant unit price reductions for long-haul capacity, reductions in internet connectivity capacity and unit prices, reductions in local circuit costs resulting from the elimination of excess circuits in the Bridge network, reductions in connections with Reuters and Moneyline and unit price reductions from vendors. These costs were also reduced by $6.5 million as a result of reductions in estimated accruals for such costs which we believe are no longer required. Cost reductions in data communications costs were partially offset by additional employees needed in operations to assume services previously provided by Reuters and Moneyline, transitional costs associated with taking over certain services from Reuters and $1.3 million in costs related to the non-recurring service charge to Reuters and the accelerated installation revenues discussed above. Data communications costs are expected to decline further in the third quarter.

Sales and Marketing

Sales and marketing expenses consist of personnel and related sales commission costs, advertising and direct marketing, and travel. Sales and marketing expenses were $18.5 million for the six-months ended June 30, 2002, down 4% or $0.8 million as compared to the six months ended June 30, 2001. This change is principally attributed to a decrease in advertising and direct marketing in the second quarter of 2002. The Company expects personnel, advertising and marketing expenses to increase through the end of 2002 to accelerate the growth of our revenues.

--------------------------------------------------------------------------------

General and Administrative

General and administrative expenses consist primarily of compensation and occupancy costs for executive, financial, legal, tax and support personnel, travel, and bad debt costs. General and administrative expenses amounted to $14.5 million for the six-months ended June 30, 2002 and $17.0 million for the six-months ended June 30, 2001, a decrease of $2.5 million or 15%. This change resulted primarily from decreased bad debt expense of $1.1 million, a decline of legal, audit, and administrative service expenses of $2.2 million, and a reduction of employee related and sponsorship expenses of $0.4 million. This was offset by an increase in office rent of $1.1 million.

Non-cash Equity-based Compensation

Non-cash equity-based compensation expense was $5.5 million for the six-months ended June 30, 2002, a decrease of $1.1 million from the six-months ended June 30, 2001. These expenses represent the amortization charge to earnings for the difference between the imputed fair market value of our common stock and the exercise price for options granted to employees and non-employee members of our Board of Directors on various dates in early 2000 and late 1999, as well as options granted to employees on March 6, 2002.

Depreciation and Amortization

Depreciation and amortization expense was $31.4 million for the six-months ended June 30, 2002, a decrease of $14.8 million from the six-months ended June 30, 2001. This change is a result of a decrease in amortization expense of $2.8 million related to a change in accounting principle for goodwill and certain assets related to the network being fully depreciated during the period ended March 31, 2002.

Interest

Interest income amounted to $0.2 million in the six months ended June 30, 2002, a decrease of $0.3 million from the comparable period in 2001. Interest expense for the six months-ended June 30, 2002 amounted to $7.1 million, a decrease of $7.0 million from the comparable period in 2001. The decrease in interest expense is largely due to financing and debt restructuring that occurred in March 2002 which eliminated approximately $171.7 million in debt. Cash interest during the period ended June 30, 2002 was $1.7 million a reduction of approximately $2.9 million from the same period of 2001.

Net Income(Loss)

The net income for the six months ended June 30, 2002 was $12.4 million, or $0.51 basic and fully diluted loss per share, an improvement of $192.1 million from the net loss for the six-months ended June 30, 2001 of $179.7 million, or ($1.98) per share. The primary reasons for the improvement in net income (loss) are:

     o Increase in gross margin of $48.9 million.

     o Decrease in depreciation and amortization expenses of $14.8 million.

     o Decrease due to cumulative effect of change in accounting principle of $2.8 million.

     o Increase in extraordinary gain of $58.3 million related to the extinguishment of debt.

     o Decrease in asset impairment and restructuring charges of $62 million

     o Decrease in net interest expense of $6.6 million


LIQUIDITY AND CAPITAL RESOURCES

In June 2002, convertible preferred stock (the "Preferred") totaling $20.0 million was issued to Constellation Ventures in exchange for cash. The Company also issued five-year performance warrants to Constellation Ventures to acquire shares of common stock at $0.75 per share which it will earn the right to exercise if it meets certain performance criteria related to aiding the Company in winning new business. In addition, the Company issued $2.4 million of Preferred in satisfaction of certain vendor obligations.

In May 2002, SAVVIS entered into a 15 year, office facility lease agreement with Duke Realty Limited Partnership (Duke) with total minimum rent payments of approximately $39.9 million. The Company also entered into an agreement with Duke in which SAVVIS may be required to make payments of up to $2 million plus interest accruing at 4.88% from the date of the agreement if certain events do not occur prior to June 2004. These payments, if required, would be made from July 2005 to June 2007.

--------------------------------------------------------------------------------

On March 18, 2002, the Company issued approximately $158.1 million of Preferred to (i) entities and affiliates of Welsh Carson in exchange for approximately $57.5 million in cash, approximately $22.2 million in principal and accrued interest in respect to our 10% convertible senior secured notes and approximately $90.9 million in notes, and accrued interest, issued pursuant to the credit agreement with Nortel Networks and (ii) Reuters upon conversion of approximately $40.9 million in principal and accrued interest in respect to the 12% convertible senior secured notes. The terms of the Preferred are more fully described in Note 3 of the financial statements.

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

         In connection with these transactions, the Company also issued five-year warrants to purchase 16.0 million shares of its common stock at $0.75 per share.

The balance of the proceeds of $57.5 million from the issuance of the Preferred will be used for working capital and general corporate purposes.

As a result of the transactions discussed in Note 3 of the consolidated financial statements, the Company's financial position changed significantly including a reduction of debt by $171.7 million, a reduction of payables by $32.3 million and an increase in cash position by $18.8 million. Additionally, the Company recognized an extraordinary gain of approximately $58.3 million related to the extinguishment of debt and a non-cash beneficial conversion feature of $52.7 million, representing the $0.25 per share intrinsic value of that feature, as a return to the Preferred shareholders in March 2002. The Company also recorded a non-cash beneficial conversion feature of $1.7 million related to the accrued dividendsfor the six-month period ending June 30, 2002.

Negative cash flow from operations increased to $39.3 million for the six months ended June 30, 2002 from $38.8 million in 2001. This is primarily related to the payment of accounts payable following the issuance of the Preferred on March 18, 2002 and the deferral of $5.3 million of receivables by Moneyline. Moneyline is required to pay these deferred balances in October and November 2002.

Net cash used in investing activities for the six months ended June 30, 2002 was approximately $2.1 million, a decrease from the $20.3 million used in the first six months ended June 30, 2001. The cash used in investing activities reflects the purchase of the property and equipment not financed. We also purchased an additional $1.1 million of capital equipment during the period for which payment will be made in the third quarter.

In connection with our purchase of the global Internet protocol network assets from Bridge, we also entered into a network services agreement under which we provided Bridge with managed data networking services. Because the amounts paid to us under the network services agreement for the services provided over the original network acquired from Bridge are based upon the cash cost to operate the original network, the provision of such services did not have an impact on our cash flows from operations. However, due to amortization and depreciation relating to the network, the provision of services under the network services agreement resulted in our incurring losses from operations. The effects of such operating losses increased our accumulated deficit and reduced our stockholders' equity. As of October 2001, this agreement has been replaced by the Reuters Network Services Agreement and the MoneyLine Telerate binding letter of intent.

On June 30, 2000, SAVVIS executed an agreement to acquire approximately $30 million of telecommunications equipment and related services with Winstar Wireless, Inc. ("Winstar"). Upon execution, the Company took delivery of certain equipment and paid approximately $5 million to Winstar. Of the remaining $25 million, approximately $16.5 million, included in Notes Payable at


--------------------------------------------------------------------------------

June 30, 2002, has been financed by Winstar over six years at 11% interest. Payments commenced in the third quarter of 2000. The remaining balance of $8.5 million was recorded in the other accrued liabilities, as of June 30, 2002, approximately $4.1 million remains in other accrued liabilities related to Winstar.

On September 29, 2000, the Company executed an additional agreement with Winstar to acquire $10.1 million in telecommunications equipment. This agreement called for a down payment of $1.5 million, which was paid by SAVVIS in October 2000. The remaining $8.6 million, included in Notes Payable at June 30, 2002, was also financed by Winstar over six years at 11% interest, with payments due quarterly beginning in December 2000.

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

On September 25, 2001, Winstar filed suit in the US Bankruptcy Court for Delaware seeking a total of approximately $38 million from the Company for the repayment of the note payable, professional services liabilities and the prepaid Internet services. In turn, we have filed proof of claim with the court overseeing the Winstar bankruptcy proceeding in the amount of approximately $19 million. In December 2001, the court agreed to refer the dispute to binding arbitration however, no arbitration proceeding has been scheduled. We believe we have substantial defenses to the suit.

In August 2000, the Company entered into a 20-year agreement with Kiel Center Partners, L.P. ("KCP") pursuant to which it acquired the naming rights to an arena in St. Louis, MO. Upon execution of the agreement, total consideration for these rights amounted to approximately $72 million, including 750,000 shares of its common stock issued by the Company to KCP. The related expense will be recognized over the term of the agreement. The parties entered into an amendment of the agreement, dated August 21, 2001, providing for the payment of $1.25 million on each December 31, from 2002 through 2005. These payments will be deducted from payments otherwise owed under the agreement in 2007 through 2010. As of June 30, 2002, the Company has approximately $4.0 million of deferred charges resulting from the issuance of common stock under this agreement.

We have arrangements with various suppliers of communications services that require us to maintain minimum spending levels some of which increase over time. Our aggregate minimum spending level is approximately $59 million, $64 million, $57 million and $18 million in years 2002 to 2005, respectively. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of June 30, 2002, the maximum termination liability would amount to approximately $130.2 million.

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



                                                        PAYMENTS DUE BY

                                                LESS THAN    2 - 3      4 - 5     AFTER 5
                                       TOTAL     1 YEAR      YEARS      YEARS      YEARS
                                     ----------------------------------------------------

Capital lease obligations            $ 64,321   $  4,838   $ 59,483   $     --   $     --


Operating  leases                      89,140      9,500     17,417     14,721     47,502
Unconditional purchase
obligations                           194,950     55,314    121,336     18,300         --
Notes payable                          25,018      1,299     23,719         --         --
                                     ----------------------------------------------------
Total contractual cash
obligations                          $373,429   $ 70,951   $221,955   $ 33,021   $ 47,502
                                     ====================================================


--------------------------------------------------------------------------------

SAVVIS' contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long- term debt arrangements, are fully disclosed in the Notes to the condensed consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (("FASB") issued Statement of Financial Accounting Stands ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. SFAS No. 142 addresses how intangible assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires that goodwill and certain other intangibles with an indefinite life, as defined in the standard, no longer be amortized. However, goodwill and intangibles would have to be assessed each year to determine whether an impairment loss has occurred. Any impairments recognized upon adoption would be recorded as a change in accounting principle. Future impairments would be recorded in income from continuing operations. The statement provides specific guidance for testing goodwill for impairment. As a result of the adoption of SFAS No. 142, the Company recognized a $2.8 million charge in the three months ended March 31, 2002.

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires that one accounting model be used for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. It also broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on our financial position or results of operations.

In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Effective January 1, 2003, SFAS No. 145 requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB No. 30). Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt must be classified as extraordinary items, as SAVVIS has done. After January 1, 2003, any gain or loss resulting from the extinguishment or repurchase of debt classified as an extraordinary item in a prior period that does not meet this criteria for such classification under APB No. 30 must be reclassified.

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and also establishes fair value as the objective for initial measurement of the costs. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the consolidated financial statements of the Company.

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

Changes in foreign exchange rates did not materially impact our results of operations. For the three months ended June 30, 2002, 34% of our service revenue was derived from operations outside the United States and approximately 35% of our total data communications and operations costs were incurred outside the United States. We expect these percentages to remain relatively constant in

--------------------------------------------------------------------------------
the periods ahead. Because our foreign revenue closely matched our foreign costs, changes in foreign exchange rates did not have a material impact on our results of operations in this quarter. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Winstar

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

On September 25, 2001, Winstar filed suit in the US Bankruptcy Court for Delaware seeking a total of approximately $38 million from the Company for the repayment of the note payable, professional services liabilities and the prepaid Internet services. In turn, we have filed proof of claim with the court overseeing the Winstar bankruptcy proceeding in the amount of approximately $19 million. In December 2001, the court agreed to refer the dispute to binding arbitration however, to date no arbitration proceeding has been scheduled. We believe we have substantial defenses to the suit.

Cable & Wireless

On May 2, 2002, Cable & Wireless, USA, Inc. filed suit against the Company in the Circuit Court for Fairfax County, Virginia, for $5.7 million, alleging that SAVVIS breached a series of agreements with Cable & Wireless for the provision of Internet connections at locations throughout the United States. On June 28, 2002, SAVVIS filed various defenses and counter claims against Cable & Wireless. A trial date has been set for February 2003.

Including the foregoing matters, the Company is subject to various legal proceedings and actions arising in the normal course of its business. While the results of such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In June 2002, the Company's Series A convertible preferred stock (the "Preferred") totaling $20.0 million was issued to Constellation Ventures in exchange for cash. The Company also agreed to issue five-year warrants to Constellation Ventures to acquire shares of common stock at $0.75 per share which it will earn the right to exercise if it aids the Company in winning new business. In addition, the Company issued $2.4 million of preferred stock in satisfaction of certain vendor obligations. The Preferred was issued in reliance on Rule 506 of Regulation D of the Securities Act of 1933.

In March 2002, the Company issued $158.1 million of convertible preferred stock (the "Preferred"). Preferred totaling $117.2 million was issued to entities and individuals affiliated with Welsh Carson in exchange for $57.5 million in cash, satisfaction of all of the outstanding principal and accrued interest on the Company's 10% convertible senior notes totaling $22.2 million, and satisfaction of all of the principal and interest owed in respect of notes issued pursuant to the Credit Agreement with Nortel totaling $90.9 million. Preferred totaling $40.9 million was also issued to Reuters Holdings Switzerland S.A. upon conversion of all of the outstanding principal and accrued interest on the Company's 12% convertible senior notes totaling $40.9 million. The Company incurred $2.9 million in offering costs related to the issuance of the Preferred which is recorded net of proceeds. The proceeds from the issuance of the Preferred will be used for working capital and general corporate purposes.

The Preferred accrues dividends at the rate of 11.5% per annum on the outstanding accreted value thereof (initially $1,000 per share). Dividends may not be paid in cash until after the eighth anniversary of the original issuance date. Accrued but unpaid dividends will be added to the outstanding accreted value quarterly. The Preferred is convertible into such number of our common stock equal to the outstanding accreted value divided by the conversion price. The Preferred is

--------------------------------------------------------------------------------
entitled to vote on all matters (other than any voluntary repurchase of the Preferred) submitted to the common stockholders on an as-if-converted basis, and represented approximately 72% of the voting stock of the Company as of June 30, 2002. The conversion price of $0.75 was set a few days before the commitment date for the Preferred issued in March 2002. On the commitment date, the closing price of the Company's common stock was $1.00. Accordingly, the Company also recorded a non-cash beneficial conversion feature of $52.7 million, representing the $0.25 per share intrinsic value of that feature, as a return to the Preferred shareholders in March 2002. The Company also recorded a non-cash beneficial conversion feature of $1.7 million related to accrued dividends for the six-month period ending June 30, 2002.

Between January 1, 2002 and June 30, 2002, we granted options to purchase 32,670,071 shares of our common stock at exercises prices from $0.375 to $0.75. All of these options were granted pursuant to our 1999 Stock Option Plan as amended. Of this total, 195,000 shares of stock options were granted to three independent members of our Board of Directors. These issuances were effected in transactions not subject to, or exempt from, the registration requirements of the Securities Act of 1933, and these transactions were effected without the use of an underwriter.

During the quarter ended June 30, 2002, proceeds of approximately $20,000 were generated from the exercise of options for 40,133 shares of our common stock. There were no significant expenses, underwriting discounts or commissions attributable to these proceeds. We used the proceeds for general working capital expenses incurred in the ordinary course of business. These options had been granted under our 1999 Incentive Stock Option Plan. We issued the shares in reliance on the exemption from registration provided by Rule 701 under the Securities Act of 1933.





--------------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2002 Annual Meeting of Stockholders of SAVVIS Communications Corporation was held on June 7, 2002. The following matters were voted upon at the meeting: (i) the election of nine directors; (ii) the approval of the proposal to authorize the board of directors, in its discretion, to amend the certificate of incorporation to effect a 1-for-3 reverse stock split; (iii) the approval of the proposal to authorize the board of directors, in its discretion, to amend the certificate of incorporation to effect a 1-for-7 reverse stock split; (iv) the approval of the proposal to authorize the board of directors, in its discretion, to amend the certificate of incorporation to effect a 1-for-10 reverse stock split; and (v) the ratification of the appointment of Deloitte & Touche LLP as SAVVIS's independent auditors for the year ending December 31, 2002.

(i) The entire nominated board of directors was elected and the votes cast for or withheld with respect to the election of each director were as follows:

                        Number of Votes in Favor of   Withhold Authority to Vote
Nominee for Director          of Nominees
--------------------    ---------------------------   --------------------------

Robert A. McCormick           292,075,102                      1,195,652
John D. Clark                 292,173,002                      1,097,752
John M. Finlayson             292,172,545                      1,098,209
David J. Frear                292,175,127                      1,095,627
Clyde A. Heintzelman          292,160,352                      1,110,402
Thomas E. McInerney           292,144,246                      1,126,508
Patrick J. Welsh              292,127,533                      1,143,221
James E. Ousley               292,193,335                      1,077,419
James P. Pellow               292,199,027                      1,071,727

(ii) The votes cast for, against or abstaining and the broker non-votes, with respect to the approval of the proposal to authorize the board of directors, in its discretion, to amend the certificate of incorporation to effect a 1-for-3 reverse stock split were as follows:


      Number of Votes in   Number of Votes    Number of Votes   Number of Broker Non-
            Favor             Against           Abstained              Votes
     -------------------   ---------------    ---------------   ---------------------
         292,047,647         1,111,729           111,378                 0


(iii) The votes cast for, against or abstaining and the broker non-votes, with respect to the approval of the proposal to authorize the board of directors, in its discretion, to amend the certificate of incorporation to effect a 1-for-7 reverse stock split were as follows:


      Number of Votes in   Number of Votes    Number of Votes   Number of Broker Non-
            Favor             Against           Abstained              Votes
     -------------------   ---------------    ---------------   ---------------------
         291,391,162         1,758,723           120,869                 0



(iv) The votes cast for, against or abstaining and the broker non-votes, with respect to the approval of the proposal to authorize the board of directors, in its discretion, to amend the certificate of incorporation to effect a 1-for-10 reverse stock split were as follows:


      Number of Votes in   Number of Votes    Number of Votes   Number of Broker Non-
            Favor             Against           Abstained              Votes
     -------------------   ---------------    ---------------   ---------------------
         291,548,280         1,627,071           95,403                  0


(iv) The votes cast for, against or abstaining, with respect to the approval of the proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ending December 31, 2002 were as follows:

      Number of Votes in   Number of Votes    Number of Votes
            Favor             Against           Abstained
     -------------------   ---------------    ---------------
         293,020,287         154,757             95,710

--------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

EXHIBIT INDEX

Number                   Exhibit Description
------                   -------------------

3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS' Registration Statement on Form S-1, as amended (File No. 333-90881))
3.2 Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS' Registration Statement on Form S-1, as amended (File No. 333-90881))
3.3 Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant
3.4 Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to SAVVIS' Registration Statement on Form S-1, as amended (File No. 333-90881))
4.1 Form of Common Stock Certificate (incorporated by reference to the same numbered exhibit to SAVVIS' Registration Statement on Form S-1, as amended (File No. 333-90881))
4.2 Certificate of Designations relating to the Registrant's Series A Convertible Preferred Stock (incorporated by reference to the same numbered exhibit to SAVVIS' Current Report on Form 8-K dated March 27, 2002)
4.3 Warrant Agreement, dated as of March 7, 2002, between the Registrant and General Electric Capital Corporation (incorporated by reference to the same numbered exhibit to SAVVIS' Quarterly Report on Form 10-Q, dated May 15, 2002)
4.4 Warrant Agreement, dated as of March 15, 2002, between the Registrant and Nortel Networks Inc. (incorporated by reference to the same numbered exhibit to SAVVIS' Quarterly Report on Form 10-Q, dated May 15, 2002)
4.5 Warrant, dated March 18, 2002, to purchase the Registrant's common stock issued to General Electric Capital Corporation (incorporated by reference to the same numbered exhibit to SAVVIS' Quarterly Report on Form 10-Q, dated May 15, 2002)
4.6 Warrant, dated March 18, 2002, to purchase the Registrant's common stock issued to Nortel Networks Inc. (incorporated by reference to the same numbered exhibit to SAVVIS' Quarterly Report on Form 10-Q, dated May 15, 2002)
4.7+ Warrant, dated June 28, 2002, to purchase the Registrant's common stock issued to Constellation Venture Capital II, L.P. (incorporated by reference to the same numbered exhibit to SAVVIS' Current Report on Form 8-K, dated July 8, 2002)
4.8+ Warrant, dated June 28, 2002, to purchase the Registrant's common stock issued to Constellation Venture Capital Offshore II, L.P. (incorporated by reference to the same numbered exhibit to SAVVIS' Current Report on Form 8-K, dated July 8, 2002)
4.9+ Warrant, dated June 28, 2002, to purchase the Registrant's common stock issued to The BSC Employee Fund IV, L.P. (incorporated by reference to the same numbered exhibit to SAVVIS' Current Report on Form 8-K, dated July 8, 2002)
4.10+ Warrant, dated, June 28, 2002, to purchase the Registrant's common stock issued to CVC II Partners, L.L.C. (incorporated by reference to the same numbered exhibit to SAVVIS' Current Report on Form 8-K, dated July 8, 2002)
10.1       Amendment No. 1 to 1999 Stock Option Plan
10.2       Amendment No. 2 to 1999 Stock Option Plan
10.3       Amendment No. 3 to 1999 Stock Option Plan
10.4       Employee Stock Purchase Plan
10.5 Amended and Restated Lease Agreement, dated as of January 25, 2002, by and between General Electric Capital Corporation and SAVVIS Communications Corporation, a Missouri corporation
10.6 Lease Agreement, dated as of May 24, 2002, by and between Duke Realty Limited Partnership and SAVVIS Communications Corporation, a Missouri corporation
10.7 Missouri Leasehold Deed of Trust, Security Agreement and Fixture Filing, dated June 12, 2002, among SAVVIS Communications Corporation, a Missouri corporation and General Electric Capital Corporation
10.8 Amendment No.1 and Consent, dated May 28, 2002, to the Amended and Restated Master Lease Agreement, dated as of March 8, 2002, by and among SAVVIS Communications Corporation, a Missouri corporation, other signatories named therein and General Electric Capital Corporation
11.1 Calculation of Basic and Diluted per share and weighted average shares used in EPS calculation

----------------
+ A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

--------------------------------------------------------------------------------

(b) Reports on Form 8-K. On May 24, 2002 and July 8, 2002, we filed Current Reports on Form 8-K with respect to Item 5, Other Events.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SAVVIS Communications Corporation

Date   August 14, 2002                     By: /s/ Robert McCormick
      -------------------------                --------------------------------
                                                Robert McCormick
                                                Chief Executive Officer

Date      August 14, 2002                  By: /s/ David J. Frear
      -------------------------                ---------------------------------
                                                David J. Frear
                                                EVP & Chief Financial Officer






--------------------------------------------------------------------------------