Form 10-Q/A
period 2002-06-30
SAVVIS COMMUNICATIONS CORP
filed 2002-08-16
CIK 1058444

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

                                EXPLANATORY NOTE

The Form 10-Q of SAVVIS Communications Corporation for the quarterly period ended June 30, 2002 is being amended and restated to correct the disclosure of the amount of reductions in estimated accruals set forth under each subsection captioned "Data Communications and Operations" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

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

Data Communications and Operations


Data communications and operations expenses consist primarily of leased long distance and local circuit costs, internet connectivity costs, leased hosting and colocation space, as well as related operating expenses such as repairs and maintenance associated with network operations, operating leases for network equipment, customer support and field service, and engineering personnel costs. Data communications and operations expenses were $43.5 million for the quarter ended June 30, 2002; a decrease of $21.0 million from $64.5 million for the quarter ended June 30, 2001. The 33% decline in data communications costs is a result of significant unit price reductions for long-haul capacity, reductions in internet connectivity capacity and unit prices and reductions in local circuit costs resulting from the elimination of excess circuits in the Bridge network, reductions in connections with Reuters and Moneyline and unit price reductions from vendors. These costs were also reduced by $4.7 million as a result of reductions in estimated accruals for such costs which we believe are no longer required. Cost reductions in data communications costs were partially offset by additional employees needed in operations to assume services previously provided by Reuters and Moneyline, transitional costs associated with taking over certain services from Reuters and $1.3 million in costs related to the non-recurring service charge to Reuters and the accelerated installation revenues discussed above. Total operational employees increased by 19% to 281 at June 2002 versus 237 in June 2001. Data communications costs are expected to decline further in the third quarter.


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

Data Communications and Operations


Data communications and operations expenses consist primarily of leased long distance and local circuit costs, internet connectivity costs, leased hosting and colocation space, as well as related operating expenses such as repairs and maintenance associated with network operations, operating leases for network equipment, customer support and field service, and engineering personnel costs. Data communications and operations expenses were $88.6 million for the six months ended June 30, 2002; a decrease of $43.0 million, from $131.6 million for the six months ended June 30, 2001. The 33% decline in data communications costs is a result of significant unit price reductions for long-haul capacity, reductions in internet connectivity capacity and unit prices, reductions in local circuit costs resulting from the elimination of excess circuits in the Bridge network, reductions in connections with Reuters and Moneyline and unit price reductions from vendors. These costs were also reduced by $4.7 million as a result of reductions in estimated accruals for such costs which we believe are no longer required. Cost reductions in data communications costs were partially offset by additional employees needed in operations to assume services previously provided by Reuters and Moneyline, transitional costs associated with taking over certain services from Reuters and $1.3 million in costs related to the non-recurring service charge to Reuters and the accelerated installation revenues discussed above. Data communications costs are expected to decline further in the third quarter.


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


Date      August 15, 2002                  By: /s/ Robert McCormick
      -------------------------                --------------------------------
                                                Robert McCormick
                                                Chief Executive Officer

Date      August 15, 2002                  By: /s/ David J. Frear
      -------------------------                ---------------------------------
                                                David J. Frear
                                                EVP & Chief Financial Officer





--------------------------------------------------------------------------------