Form 10-Q
period 2002-09-30
SAVVIS COMMUNICATIONS CORP
filed 2002-11-12
CIK 1058444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002, OR

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

               Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the
                          Exchange Act). Yes /_/ No /X/

     COMMON STOCK, $.01 PAR VALUE - 94,028,184 SHARES AS OF October 24, 2002 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
               OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

                    The Index of Exhibits appears on page 30.

                        SAVVIS COMMUNICATIONS CORPORATION

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                                 ----
ITEM 1. FINANCIAL STATEMENTS -UNAUDITED:

Condensed Consolidated Balance Sheets as of December 31, 2001 and September 30, 2002                              3

Condensed Consolidated Statements of Operations for the three and nine-months ended September 30, 2001
         and 2002                                                                                                 5

Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2001 and 2002             7


Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Income
         for the period January 1, 2002 to September 30, 2002                                                     9

Notes to Condensed Consolidated Financial Statements                                                              10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                27

ITEM 4. CONTROLS AND PROCEDURES                                                                                   28

PART II.   OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS                                                                                         28

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                 29

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                       30

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                          30

SIGNATURES                                                                                                        31

CERTIFICATIONS                                                                                                    32

EXHIBITS

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS-UNAUDITED

                        SAVVIS COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                    DECEMBER 31,   SEPTEMBER 30,
                                                                                       2001           2002
                                                                                       ----           ----
                                                                                                   (Unaudited)
                                 ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                            $ 14,405       $ 44,092
Trade accounts receivable (including non-Bridge
    affiliates), less allowance for doubtful accounts
    of $1,125 in 2001 and $ 742 in 2002                                                14,332         19,180
Accounts receivable from Bridge Information Systems,
    Inc. ("Bridge")                                                                    12,795            390
Prepaid expenses                                                                        1,554          1,995
Other current assets                                                                    2,919          1,432
                                                                                     --------       --------
TOTAL CURRENT ASSETS                                                                 $ 46,005       $ 67,089

Property and equipment- net                                                           193,282        152,154
Goodwill and intangible assets-net of accumulated
    amortization of $35,695 in 2001                                                     2,772             --
Restricted cash                                                                         4,062          6,584
Other non-current assets                                                                9,519         10,136
                                                                                     --------       --------
TOTAL ASSETS                                                                         $255,640       $235,963
                                                                                     ========       ========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                                                                       80,447         33,565
Accrued compensation payable                                                            7,045          7,044
Due to Bridge Information Systems, Inc.                                                23,326             --
Deferred revenue - current                                                             12,145          5,102
Notes payable - current                                                                86,572             --
Convertible senior secured notes - current                                             60,112             --
Current portion of capital lease obligations                                           45,800          3,667
Other accrued liabilities                                                              33,451         23,604
                                                                                     --------       --------
TOTAL CURRENT LIABILITIES                                                            $348,898       $ 72,982
                                                                                     ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SAVVIS COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                (Dollars in thousands except, per share amounts)

                                                                                                     DECEMBER 31,     SEPTEMBER 30,
                                                                                                        2001             2002
                                                                                                        ----             ----
                                                                                                                      (Unaudited)
      NON-CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Capital lease obligations, less current                                                               $  19,975        $  60,673
Notes payable - non-current                                                                              23,719           25,018
Deferred revenue - non-current                                                                            6,865            6,535
Other accrued liabilities                                                                                12,769           13,476
                                                                                                      ---------        ---------
TOTAL LIABILITIES                                                                                       412,226          178,684
                                                                                                      ---------        ---------
COMMITMENTS AND CONTINGENCIES (NOTE 6)

                    STOCKHOLDERS' EQUITY (DEFICIT):

Convertible preferred stock; 210,000 shares designated, 203,070 issued
    and outstanding in 2002 (Note 3)                                                                         --          210,859
Common stock; $.01 par value, 900,000,000 shares authorized, 93,957,229 and
    94,059,956 shares issued in 2001 and 2002, respectively, 93,918,353 and
    94,028,162 shares outstanding in 2001 and 2002, respectively                                            940              941
Additional paid-in capital                                                                              356,443          358,000
Accumulated deficit                                                                                    (492,364)        (495,716)
Deferred compensation                                                                                   (21,122)         (15,057)
Treasury stock, at cost, 38,876 and 31,794 shares in 2001 and 2002,
    respectively                                                                                            (19)             (15)
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment                                                         (464)          (1,733)
                                                                                                      ---------        ---------
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                                                   (156,586)          57,279
                                                                                                      ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                                                  $ 255,640        $ 235,963
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

                        SAVVIS COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                             ----------------------    ----------------------
                                                2001        2002         2001         2002
                                             ---------   ----------    ---------    ---------
Managed IP                                   $  47,562    $  47,594    $ 142,038    $ 148,570
Managed hosting                                  2,601        4,521        7,459       14,503
Internet access                                  7,360        4,197       23,744       13,778
Other                                              829          344        2,599        3,197
                                             ---------    ---------    ---------    ---------
TOTAL REVENUES (1)                              58,352       56,656      175,840      180,048
                                             ---------    ---------    ---------    ---------
Data communications and operations (2)          57,717       37,671      189,296      126,278
                                             ---------    ---------    ---------    ---------
GROSS MARGIN                                       635       18,985      (13,456)      53,770
Sales and marketing (3)                          7,547        8,925       26,838       27,460
General and administrative (4)                  12,099        7,810       29,145       22,351
Depreciation and amortization                   21,723       13,204       67,873       44,624
Asset impairment & other write-downs of
    assets                                      31,500           --       89,633        1,000
Restructuring charges                               --           --        4,821           --
Non-cash equity-based compensation               3,300        2,786        9,943        8,247
                                             ---------    ---------    ---------    ---------
LOSS FROM OPERATIONS                           (75,534)     (13,740)    (241,709)     (49,912)
Interest income                                    115          115          665          327
Interest expense                                (5,973)      (2,131)     (20,086)      (9,280)
                                             ---------    ---------    ---------    ---------
LOSS BEFORE EXTRAORDINARY GAIN AND
    CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                       (81,392)     (15,756)    (261,130)     (58,865)
                                             ---------    ---------    ---------    ---------
Extraordinary gain                                  --           --           --       58,285
                                             ---------    ---------    ---------    ---------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                       (81,392)     (15,756)    (261,130)        (580)
                                             ---------    ---------    ---------    ---------
Cumulative effect of change in accounting
    principle (5)                                   --           --           --       (2,772)
                                             ---------    ---------    ---------    ---------
NET LOSS                                       (81,392)     (15,756)    (261,130)      (3,352)
Accreted and deemed dividend on preferred
    stock                                           --       (7,000)          --      (66,741)
                                             ---------    ---------    ---------    ---------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS     $ (81,392)   $ (22,756)   $(261,130)   $ (70,093)
                                             =========    =========    =========    =========

                        SAVVIS COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                   ----------------------------       -----------------------------
                                                     2001              2002               2001             2002
                                                   ----------       -----------       -----------       -----------
BASIC AND DILUTED LOSS PER SHARE BEFORE
    EXTRAORDINARY GAIN AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE       $     (.89)      $     (0.24)      $     (2.84)      $     (1.34)
Extraordinary gain                                         --                --                --              0.62
Cumulative effect of change in accounting
    principle                                              --                --                --             (0.03)
                                                   ----------        ----------        ----------        ----------
BASIC AND DILUTED LOSS PER COMMON SHARE            $     (.89)       $    (0.24)       $    (2.84)       $    (0.75)
                                                   ==========        ==========        ==========        ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                91,887,152        93,616,371        91,814,769        93,513,597

(1) Including $43.0 million and $133.1 million from affiliates in the three and nine months ended September 30, 2001, respectively and $ 23.7 million and $80.9 million from affiliates in the three and nine months ended September 30, 2002, respectively.

(2) Excluding $0.4 million and $1.4 million of equity-based compensation in the three months and nine months ended in September 30, 2001, respectively, and $0.4 million and $1.1 million of equity-based compensation in the three months and nine months ended in September 30, 2002, respectively.

(3) Excluding $1.5 million and $4.4 million of equity-based compensation in the three months and nine months ended in September 30, 2001, respectively, and $1.2 million and $3.7 million of equity-based compensation in the three months and nine months ended in September 30, 2002, respectively.

(4) Excluding $1.4 million and $4.1 million of equity-based compensation in the three months and nine months ended in September 30, 2001, respectively, and $
1.2 million and $3.4 million of equity-based compensation in the three months and nine months ended in September 30, 2002, respectively.

(5) See Note 1 to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SAVVIS COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                 -----------------------
                                                     2001         2002
                                                 -----------   ---------
OPERATING ACTIVITIES:

NET LOSS                                          $(261,130)   $ (3,352)
Reconciliation of net loss to net cash used in
    operating activities:
Extraordinary gain                                       --     (58,285)
Asset impairment & other write-downs of assets       89,633       1,000
Restructuring charges                                 4,821          --
Deferred financing costs                              3,845          --
Cumulative effect of change in accounting
    principle                                            --       2,772
Accrued interest                                         --       6,853
Depreciation and amortization                        67,873      44,624
Stock compensation expense                            9,943       8,247
Net changes in operating assets and liabilities:
Trade accounts receivable                            24,035       7,217
Other current assets                                   (167)      1,487
Other non-current assets                                116       1,906
Prepaid expenses                                       (699)       (441)
Accounts payable                                     (4,039)    (54,088)
Deferred revenue                                      1,530      (7,373)
Accrued compensation payable and other accrued
    liabilities                                       6,387        (410)
                                                  ---------    --------
Net cash used in operating activities               (57,852)    (49,843)
                                                  ---------    --------

INVESTING ACTIVITIES:
Capital expenditures                                (22,374)     (4,065)
                                                  ---------    --------
Net cash used in investing activities               (22,374)     (4,065)
                                                  ---------    --------
FINANCING ACTIVITIES:
Exercise of stock options                                40          55
Proceeds from convertible senior secured notes       57,500          (7)
Issuance of PIK note on convertible senior
    secured notes                                     1,572          --
Issuance of preferred stock, net of issue costs          --      97,161
Principal payments under capital lease
    obligations                                      (7,877)     (9,336)
Repayment of vendor financed debt                      (201)         --
Funding of letters of credit (restricted cash)        1,528      (2,522)
                                                  ---------    --------
Net cash provided by financing activities            52,562      85,351
                                                  ---------    --------
Effect of exchange rate changes on cash and            (264)     (1,756)
    cash equivalents

NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                     (27,928)     29,687
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       32,262      14,405
                                                  ---------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $   4,334    $ 44,092
                                                  =========    ========

                                                 ---------------------
                                                   NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                 ---------------------
                                                   2001         2002
                                                 -------     ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt incurred in equipment acquisition           $10,410      $     --
Issuance of preferred stock in satisfaction
    of accounts payable and debt                      --       156,400
Issuance of warrants                                  --        10,053
Capital expenditures accrued and unpaid           15,032           301
Netting of amounts due to against amounts due
    from Bridge Information Systems, Inc.             --            --
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
Cash paid for interest                           $ 6,188      $  2,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SAVVIS COMMUNICATIONS CORPORATION
  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                            AND COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                                               NUMBER OF SHARES
                                            ----------------------
                                                                    CONVERTIBLE
                                              COMMON      TREASURY    PREFERRED
                                              STOCK        STOCK       STOCK
                                            -----------  ---------     -----

BALANCE, JANUARY 1, 2002                     93,957,229   (38,876)         --
Issuance of preferred stock                          --        --     203,070
Issuance of preferred stock upon accretion           --        --       5,293
Issuance of common and/or treasury stock
    upon exercise of stock options              102,727     7,082          --
                                             ----------   -------     -------
BALANCE, SEPTEMBER 30, 2002                  94,059,956   (31,794)    208,363
                                             ==========   =======     =======

                                                                           AMOUNTS
                               ----------------------------------------------------------------------------------------------------
                                                                 ACCUMULATED
                                                                    OTHER
                                                                COMPREHENSIVE
                                                                    LOSS:
                                                                 CUMULATIVE
                                                                   FOREIGN
                                CONVERTIBLE           ADDITIONAL  CURRENCY
                                 PREFERRED   COMMON    PAID-IN   TRANSLATION   DEFERRED    ACCUMULATED  TREASURY
                                   STOCK      STOCK    CAPITAL   ADJUSTMENT  COMPENSATION   DEFICIT     STOCK     TOTAL
                               ----------------------------------------------------------------------------------------------------
BALANCE, January 1, 2002           $     --   $ 940    $356,443   $   (464)   $ (21,122)   $(492,364)   $ (19)  $(156,586)
Net Loss                                                                                      (3,352)              (3,352)
Foreign currency translation
    adjustment                                                      (1,269)                                        (1,269)
                                                                                                                 --------
Comprehensive loss                                                                                                 (4,621)
Issuance of preferred stock          200,131                                                                      200,131
Proceeds of preferred stock
    issuance allocated to
    beneficial conversion
    feature                          (52,690)            52,690                                                        --
Deemed dividends on preferred
    stock allocated to
    beneficial conversion
    feature                           (3,323)             3,323                                                        --
Deemed dividends on preferred
    stock                             66,741            (66,741)                                                       --
Issuance of common and
    treasury stock upon
    exercise of stock options                     1          50                                             4          55
Issuance of warrants                                     10,053                                                    10,053
Recognition of deferred
    compensation cost                                     2,182                   6,065                             8,247
                                   --------   -----   ---------   --------    ---------    ---------    -----    --------
BALANCE, September 30, 2002        $210,859   $ 941    $358,000   $ (1,733)   $ (15,057)   $(495,716)   $ (15)  $  57,279
                                   ========   =====   =========   ========    =========    =========    =====    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SAVVIS COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Tabular dollars in thousands, except per share amounts)
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission on a basis substantially consistent with the audited consolidated financial statements of SAVVIS Communications Corporation and its subsidiaries (collectively, "SAVVIS" or the "Company") as of and for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K (the "Annual Report") as filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company included in the Annual Report. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments), which management considers necessary to present fairly the condensed consolidated financial position of the Company at September 30, 2002, the results of its operations for the three-month and nine-month periods ended September 30, 2002 and cash flows for the nine-month period ended September 30, 2002. The results of operations for the three-month period ended September 30, 2002 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2002.

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

NEW ACCOUNTING STANDARDS - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. SFAS No. 142 addresses how intangible assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires that goodwill and certain other intangibles with an indefinite life, as defined in the standard, no longer be amortized. However, goodwill and intangibles would have to be assessed each year to determine whether an impairment loss has occurred. Any impairments recognized upon adoption would be recorded as a change in accounting principle. Future impairments would be recorded in income from continuing operations. The statement provides specific guidance for testing goodwill for impairment. As a result of the adoption of SFAS No. 142, on January 1, 2002 the Company recognized a $2.8 million charge.

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

In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Effective January 1, 2003, SFAS No. 145 requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB No. 30). Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt may be classified as extraordinary items, as SAVVIS has done. After the adoption of SFAS No. 145, any gain or loss resulting from the extinguishment or repurchase of debt classified as an extraordinary item in a prior period that does not meet this criteria for such classification under APB No. 30 must be reclassified. The Company will adopt SFAS No. 145 in the fourth quarter of 2002. After adoption, the gain on retirement of debt of $58.3 million recognized in March 2002 will no longer be classified as an extraordinary item.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and also establishes fair value as the objective for initial measurement of the costs. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002.

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

In March 2002, the Company issued $40.9 million of convertible preferred stock to Reuters Holdings Switzerland S.A. (together with its affiliates, "Reuters") in satisfaction of all of the outstanding principal and accrued interest on the Company's 12% convertible senior notes (see Note 3).

Revenue from affiliates was as follows:

                   THREE MONTHS ENDED             NINE MONTHS ENDED
                      SEPTEMBER 30,                   SEPTEMBER 30,
                ---------------------------------------------------------
                                  (Dollars in millions)
                ---------------------------------------------------------
                    2001            2002            2001           2002
                    ----            ----            ----           ----
Bridge          $    43.0       $      --       $   133.1       $     1.4
Reuters                --            23.7              --            79.5
                ---------       ---------       ---------       ---------
Total           $    43.0       $    23.7       $   133.1       $    80.9
                =========       =========       =========       =========


NOTE 3 - SIGNIFICANT TRANSACTIONS

In September 2002, the Company raised $22.6 million from the issuance of Series A convertible preferred stock (the "Preferred") to entities and individuals affiliated with Welsh, Carson, Anderson & Stowe ("Welsh Carson"). As of September 30, 2002, Welsh Carson owns approximately 56% of the Company's voting stock.

In June 2002, the Company issued Preferred totaling $20.0 million to a group of funds ("Constellation Ventures") in exchange for cash. The Company also issued five-year performance warrants to Constellation Ventures to acquire shares of common stock at $0.75 per share which it will earn the right to exercise if it meets certain performance criteria related to aiding the Company in winning new business. As of September 30, 2002, this performance criteria has not been met. In addition, the Company issued $2.4 million of Preferred in satisfaction of certain vendor obligations.

In March 2002, the Company issued $158.1 million of Preferred. Preferred totaling $117.2 million was issued to entities and individuals affiliated with Welsh Carson in exchange for $57.5 million in cash, satisfaction of all of the outstanding principal and accrued interest on the Company's 10% convertible senior notes totaling $22.2 million, and satisfaction of all of the principal and interest owed in respect of notes issued pursuant to the Credit Agreement with Nortel Networks, Inc., or Nortel, totaling $90.9 million. In connection with these transactions, the Company also issued five year warrants to purchase approximately 6.4 million shares of its common stock at $0.75 per share. Preferred totaling $40.9 million was also issued to Reuters in satisfaction of all of the outstanding principal and accrued interest on the Company's 12% convertible senior notes totaling $40.9 million. The Company incurred $2.9 million in offering costs related to the issuance of 203,070 shares of the Preferred which is recorded net of proceeds.

The Preferred accrues dividends at the rate of 11.5% per annum on the outstanding accreted value thereof (initially $1,000 per share). Dividends may not be paid in cash until after the eighth anniversary of the original issuance date. Accrued but unpaid dividends will be added to the outstanding accreted value quarterly. The Preferred is convertible into such number of our common stock equal to the outstanding accreted value divided by the conversion price. The Preferred is entitled to vote on all matters (other than any voluntary repurchase of the Preferred) submitted to the common stockholders on an as-if-converted basis and represented approximately 75% of the voting stock of the Company as of September 30, 2002. The conversion price of $0.75 was set a few days before the commitment date for the Preferred issued in March 2002. On the commitment date, the closing price of the Company's common stock was $1.00. Accordingly, the Company recorded a non-cash beneficial conversion feature of $52.7 million, representing the $0.25 per share intrinsic value of that feature, as a return to the Preferred shareholders in March 2002. The Company also recorded a non-cash beneficial conversion feature of $ 3.3 million related to accrued dividends for the nine-month period ended September 30, 2002.

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

As a result of these transactions the Company recorded an extraordinary net gain of $58.3 million in the nine-month period ended September 30, 2002.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                                     DECEMBER 31, 2001      SEPTEMBER 30, 2002
                                     -----------------      ------------------
Communications equipment                $ 139,877             $  152,558
Data centers                               59,618                 60,266
Construction in progress                   10,365                     --
Equipment under capital leases             95,872                 96,453
Other                                      11,631                 12,394
                                        ---------             ---------
Total                                     317,363                321,671
Less accumulated depreciation and
 amortization                            (124,081)              (169,517)
                                        ---------             ----------
Total                                   $ 193,282             $  152,154
                                        =========             ==========

NOTE 5 - ASSET IMPAIRMENT

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2002:

                                                          NET
                                                         ASSETS
                                                         ------
               BALANCE AS OF DECEMBER 31, 2001          $ 2,772
               Impairment                                (2,772)
                                                        -------
               BALANCE AS OF SEPTEMBER 30, 2002         $    --
                                                        =======


Amortization expense related to goodwill was $2.8 million and $8.3 million for the three and nine-month periods ended September 30, 2001.

In accordance with the provisions of SFAS 142 adopted on January 1, 2002, SAVVIS recognized a $2.8 million charge, as the balance of goodwill was impaired. The following adjusted information presents a reconciliation of net loss and loss per common share reported in the Condensed Consolidated Statements of Operations adjusted to exclude the goodwill amortization. The effective tax rate used in this table is 0.0%.

                                         FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS
                                                SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                         --------------------------        ---------------------------
                                             2001          2002                2001          2002
                                         ----------    ------------        -----------    -----------
Net loss, as reported                   $   (81,392)   $   (15,756)        $  (261,130)   $    (3,352)
Add: Goodwill
     amortization, net of
     income tax                               2,772             --               8,316             --
                                        -----------    -----------         -----------    -----------
Net loss, as adjusted                       (78,620)   $   (15,756)        $  (252,814)   $    (3,352)
                                        -----------    -----------         -----------    -----------
Basic and diluted loss per share:
Loss per share                          $     (0.89)   $     (0.17)        $     (2.84)   $     (0.04)
Add: Goodwill
     amortization, net of
     income tax                                0.03             --                0.09             --
                                        -----------    -----------         -----------    -----------
Loss per share, as adjusted             $    (0.86)    $     (0.17)        $     (2.75)   $     (0.04)
                                        ===========    ===========         ===========    ===========
Weighted average shares
  outstanding                            91,887,152     93,616,371          91,814,769     93,513,597


On March 22, 2002, Yipes Communications, Inc. ("Yipes") filed voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code. As a result of these proceedings, the Company has recorded a $1.0 million impairment charge related to its investment in Yipes.

During the third quarter of 2001, SAVVIS recorded asset impairments of $31.5 million (or $0.34 per share) relating to its purchase of optical equipment for which the Company does not expect to recover its costs either through the operation or disposition of such equipment.

During the second quarter of 2001, SAVVIS recorded asset impairments of $58.1 million (or $0.64 per share) as a result of the termination of its wireless initiative and Texas and Midwest fiber optic ring plan. Asset impairment charges were determined and recorded in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". During the second quarter of 2001, SAVVIS recorded restructuring charges of $
4.8 million (or $0.05 per share). The restructuring charges were determined and recorded in accordance with EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)".

NOTE 6 - COMMITMENTS AND CONTINGENCIES

In May 2002, SAVVIS entered into a 15 year, office facility lease agreement with Duke Realty Limited Partnership ("Duke") with total minimum rent payments of approximately $39.9 million. The Company also entered into an agreement with Duke in which SAVVIS may be required to make payments of up to $2 million plus interest accruing at 4.88% from the date of the agreement if certain events do not occur prior to June 2004. These payments, if required, would be made from July 2005 to June 2007.

In March 2002, the Company entered into a lease agreement with GECC (see note
3). The amended lease calls for excess cash flow, as defined, to be used first for the payment of any accrued and unpaid interest and second for the prepayment of principal on the capital leases.

In August 2000, the Company entered into a 20-year agreement with Kiel Center Partners, L.P. ("KCP") pursuant to which it acquired the naming rights to an arena in St. Louis, MO. Upon execution of the agreement, total consideration for these rights amounted to approximately $72 million, including 750,000 shares of its common stock issued by the Company to KCP. The related expense will be recognized over the term of the agreement. The parties entered into an amendment of the agreement, dated August 21, 2001, providing for the payment of $1.25 million on each December 31, from 2002 through 2005. These payments will be deducted from payments otherwise owed under the agreement in 2007 through 2010. As of September 30, 2002, the Company has recorded in other non-current assets approximately $3.8 million of deferred charges resulting from the issuance of common stock under this agreement.

In May 2001, Bridge and SAVVIS executed a ninety-nine year land lease, effective February 18, 2000 (subsequently acquired by Reuters in connection with its acquisition of a portion of the assets of Bridge), with monthly rental payments of $27,443 for the first twenty-four months, beginning in December 2000, for the land on which the St.Louis data center resides. Thereafter, the rent for each subsequent year is increased at a rate of 2% per annum. In the lease, SAVVIS has the option to purchase the land from Reuters at the greater of $3 million or at the Fair Option Value, as defined in the agreement. In addition, Reuters has a put right option during the first ten years of the lease agreement to require SAVVIS to purchase the land from Reuters at a price of $3 million in the first year; reduced by $0.3 million each year thereafter. The put right option can only be exercised should the data center be damaged, SAVVIS is unwilling to repair the damage, and SAVVIS is in default under the lease.

We have arrangements with various suppliers of communications services that require us to maintain minimum spending levels some of which increase over time. Our aggregate minimum spending level is approximately $ 14.2 million, $ 64.6 million, $ 58.2 million and $ 18.3 million in years 2002 to 2005, respectively. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. SAVVIS expects to meet its spending minimums in the current year of communications services agreements. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of September 30, 2002, the maximum termination liability would amount to approximately $111 million.

On August 23, 2002, Highland Capital Management, L.P., on behalf of itself and various equity funds under its management, each a former debt holder of Bridge Information Systems, Inc., filed suit against the Company and entities and individuals affiliated with Welsh, Carson, Anderson & Stowe, in the District Court of Dallas County, Texas seeking an unspecified amount of damages in connection with certain payments made by Bridge to the Company prior to Bridge's bankruptcy and certain other matters. The Company has filed a motion to transfer the case to the U.S. Bankruptcy Court in St. Louis, Missouri. The Company believes the plaintiffs' claims are without merit and intends to vigorously defend the suit.

Including the foregoing matters, the Company is subject to various other legal proceedings and other actions arising in the normal course of its business. While the results of such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on the Company's financial position, results or operations or cash flows.

NOTE 7 - INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

The Company's operations are organized into three geographic operating segments:
Americas, Europe and Asia. The Company evaluates the performance of its segments and allocates resources to them based on revenue and Adjusted EBITDA, which is defined as the respective consolidated loss before interest, taxes, depreciation, amortization, non-cash equity-based compensation, asset impairment and other write-downs of assets, extraordinary gain, change in accounting principle and restructuring charges. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States of America. Additionally, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies as other companies may not calculate it in a similar manner. Financial information for the Company's geographic segments for the three and nine months ended September 30, 2001 and 2002 is presented below.

As a result of changes in the structure of our contracts with Reuters and Moneyline Telerate versus the Bridge contract, the Company has experienced a shift in revenues to our Asia and European regions from the Americas. Adjusted EBITDA by region does not reflect the allocation of centrally incurred network management and support, executive and other administrative costs.

                      AMERICAS     EUROPE     ASIA      ELIMINATIONS    TOTAL
                      --------     ------     ----      ------------    -----
THREE MONTHS ENDED
SEPTEMBER 30, 2001
Revenue              $  48,741  $   5,734   $   3,877    $      --    $  58,352
Adjusted EBITDA        (18,340)      (314)       (357)          --      (19,011)
Assets                 263,216     13,360       5,785      (25,456)     256,905
Capital Additions        4,064         --          --           --        4,064

THREE MONTHS ENDED
SEPTEMBER 30, 2002
Revenue              $  36,183  $   8,647   $  11,826    $      --    $  56,656
Adjusted EBITDA         (6,097)     2,260       6,087           --        2,250
Assets                 269,302      5,112       3,714      (42,165)     235,963
Capital Additions          391        120          32           --          543

                      AMERICAS    EUROPE      ASIA     ELIMINATIONS    TOTAL
                      --------    ------      ----     ------------    -----
NINE MONTHS ENDED
SEPTEMBER 30, 2001
Revenue              $ 148,145  $  15,978  $  11,717    $      --    $ 175,840
Adjusted EBITDA        (65,380)    (2,782)    (1,277)          --      (69,439)
Assets                 263,216     13,360      5,785      (25,456)     256,905
Capital Additions       33,032         --         --           --       33,032

NINE MONTHS ENDED
SEPTEMBER 30, 2002
Revenue              $ 117,217  $  27,736  $  35,095    $      --    $ 180,048
Adjusted EBITDA        (18,593)     6,626     15,926           --        3,959
Assets                 269,302      5,112      3,714      (42,165)     235,963
Capital Additions        3,855        131         79           --        4,065

Adjusted EBITDA for all reportable segments differs from the net loss reported in the condensed consolidated statement of operations as follows:

                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                           SEPTEMBER 30,            SEPTEMBER 30,
                                     ----------------------    ----------------------
                                         2001        2002        2001         2002
                                     ----------   ---------    ---------   ----------
Adjusted EBITDA                      $ (19,011)   $   2,250    $ (69,439)   $   3,959
Plus adjustments as follows:
Depreciation and amortization          (21,723)     (13,204)     (67,873)     (44,624)
Interest, net                           (5,858)      (2,016)     (19,421)      (8,953)
Non-cash equity-based compensation      (3,300)      (2,786)      (9,943)      (8,247)
Asset impairment & other write-downs
of assets                              (31,500)          --      (89,633)      (1,000)
Extraordinary gain                          --           --           --       58,285
Restructuring charges                       --           --       (4,821)          --
Cumulative effect of change in
accounting principle                        --           --           --       (2,772)
                                     ---------    ---------    ---------    ---------
Net loss                             $ (81,392)   $ (15,756)   $(261,130)   $  (3,352)
                                     =========    =========    =========    =========


NOTE 8 SUBSEQUENT EVENTS

On October 23, 2002, the Company entered into a settlement agreement with Winstar under which we have agreed to pay Winstar $1.5 million in satisfaction of all amounts owed by us to Winstar. Additionally, we have agreed to release each other from any and all claims against the other. This settlement, which was approved by the bankruptcy court on November 5, 2002 will result in a gain of $39.6 million in the fourth quarter.

As a result of this transaction, the Company's financial position changed significantly including a reduction of debt by $25.0 million, a reduction of other accrued liabilities of $8.4 million which included $4.3 million of accrued interest, a reduction of deferred revenue of $7.7 million and a reduction in cash position by $1.5 million. Additionally, the Company recognized a gain of approximately $39.6 million related to the extinguishment of debt. The following summary financial information illustrates the balance sheet at September 30, 2002 as if all the transaction had occurred on September 30, 2002. The summary financial information has been adjusted to reflect the impact of these transactions. This information is for illustrative purposes only and is not meant to be indicative of actual results that might have been achieved or results that might be attained in the future.

                                                      SEPTEMBER 30,
                                              ---------------------------------
                                                 2002           PRO FORMA 2002
                                              --------------------------------
BALANCE SHEET DATA:
-------------------
Cash and cash equivalents                       $44,092            $42,592
Total current assets                             67,089             65,589
Total assets                                    235,963            234,463
Total current liabilities                        72,982             63,333
Deferred revenue                                 11,637              3,969
Debt and capital lease obligations               89,358             64,340
Total liabilities                               178,684            137,571
Stockholders' equity                             57,279             96,892
Total liabilities and stockholders' equity      235,963            234,463

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

GENERAL

SAVVIS Communications Corporation ("SAVVIS" or the "Company") is a global managed service provider that delivers IP VPNs, both private and public, and managed hosting services to businesses around the globe. SAVVIS targets the financial services industry and other enterprises with demanding network and hosting requirements such as legal, media, retail, professional services, and healthcare. Its customer base is 30% financial services, with 80% of its revenue derived from Managed IP VPNs.

SAVVIS began commercial operations in 1996, offering Internet access services to local and regional Internet service providers. Our customer base has grown from 15 customers at the end of 1996 to 1,747 at September 30, 2002.

Reuters Agreements

On September 28, 2001 Reuters acquired a portion of the assets of Bridge. In connection with the asset acquisition, Reuters entered into a network services agreement with us, pursuant to which we agreed to provide continuing network services to the Bridge customers acquired by Reuters as well as, internet access, and colocation services for a period of five years. The network services agreement calls for a minimum purchase of these services of $88 million in year two, $82 million in year three and $48 million in each of years four and five, less payments made by Bridge to us for services provided to customers acquired by Reuters between May 3, 2001 and September 28, 2001. The network services agreement also provides that our network must perform in accordance with specific quality of service standards. In the event we do not meet the required quality of service levels, Reuters would be entitled to credits, and, in the event of a material breach of such quality of service levels, Reuters would be entitled to terminate the network services agreement. As a result of the network services agreement, Reuters is our largest customer. On September 28, 2001, we also entered into a colocation agreement with Reuters, pursuant to which we granted Reuters the right to use portions of our data center in Missouri. The co-location agreement has an initial term of five years and may be renewed by Reuters, at its option, for additional one-year periods. However, the agreement will terminate concurrently with the network services agreement.

Moneyline Telerate Agreements

In October 2002, the Company entered into a seven year Master Services Agreement ("MSA") with Moneyline Telerate that replaces the binding letter of intent dated October 18, 2001. Under the MSA, the Company is Moneyline's exclusive network supplier and will provide services including network services, colocation, help desk, warehousing and logistics, field install and repair. The contract carries the same minimums as the October 2001 binding letter of intent, which will provide the Company with revenues of $50 million in year two, $35 million in year three, $25 million in year four and $20 million in year five.

Transactions with Welsh Carson, Reuters and Constellation Ventures

In September 2002, the Company raised $22.6 million from the issuance of Series A convertible preferred stock (the "Preferred") to entities and individuals affiliated with Welsh, Carson, Anderson & Stowe ("Welsh Carson"). As of September 30, 2002, Welsh Carson owns approximately 56% of the Company voting stock.

In June 2002, the Company issued Preferred totaling $20.0 million to Constellation Ventures in exchange for cash. The Company also issued five-year performance warrants to Constellation Ventures to acquire shares of common stock at $0.75 per share which it will earn the right to exercise if it meets certain criteria related to aiding the Company in winning new business. In addition, the Company issued $2.4 million of Preferred in satisfaction of certain vendor obligations.

On March 18, 2002 we issued approximately $158.1 million of Preferred to Welsh Carson and Reuters in exchange for $57.5 million in cash and all of the outstanding principal of and accrued interest on our 10% and 12% convertible senior notes and the notes payable originally issued pursuant to our credit agreement with Nortel. The Preferred accrues dividends at the rate of 11.5% per annum on the outstanding accreted value thereof (initially $1,000 per share) through March 18, 2010. Thereafter, dividends will be payable in cash or in kind at the option of the Company. Accrued but unpaid dividends will be added to the outstanding accreted value quarterly. The Preferred is convertible into such number of our common stock equal to the outstanding accreted value divided by the conversion price, $0.75 per share. In connection with this transaction we granted the holders registration rights with respect to the shares of our common stock issuable upon conversion of the Preferred, including demand registration rights and piggy back registration rights.

On February 16, 2001, Welsh Carson purchased $20.0 million aggregate principal amount of our 10% convertible senior secured notes due 2006. All of the outstanding principal and accrued interest on these notes were exchanged for the Preferred on March 18, 2002.

On May 16, 2001, Reuters purchased $37.5 million aggregate principal amount of our 12% convertible senior secured notes due 2005. All of the outstanding principal and accrued interest on these notes were exchanged for the Preferred on March 18, 2002.

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Summary

The Company's revenues decreased 3% in the quarter as strong growth in our managed services products was offset by reductions in internet access and services provided to Reuters and Moneyline Telerate from the level of service provided to Bridge in the prior year period. Gross margin increased by approximately $18.4 million as the $1.7 million decrease in our revenues was offset by $20.0 million of reductions in data communications costs due to reductions in capacity, unit costs and refunds of sales taxes related to such costs. This gross margin improvement led to a $21.3 million improvement in Adjusted EBITDA. Net loss improved by $65.6 million due to the improvement in Adjusted EBITDA, an $8.5 million reduction in depreciation and amortization, a $3.9 million reduction in interest expense and $31.5 million of asset impairment charges recorded in 2001.

Revenues


                                     THREE MONTHS ENDED SEPTEMBER 30,
                                              (IN MILLIONS)
                                      -------------------------------
                                       2001                     2002
                                      -------                 -------


        Bridge                        $ 41.8                   $  --
        Reuters                           --                    21.6
        Moneyline Telerate                --                    16.4
        Managed IP                       5.8                     9.6
                                      ------                  ------
                 Total Managed IP       47.6                    47.6

        Managed Hosting                  2.6                     4.5
        Internet Access                  7.4                     4.2
        Other                            0.8                     0.4
                                      ------                  ------
                 Total Other            10.8                     9.1
                                      ------                  ------
        Total Revenue                 $ 58.4                  $ 56.7
                                      ======                  ======


Revenue was $56.7 million for the three-months ended September 30, 2002, a decrease of $1.7 million or 3%, from $58.4 million for the three-months ended September 30, 2001. Managed IP revenues were flat at $47.6 million. Managed IP revenues provided to Reuters and Moneyline declined 9% to $38.0 million, versus $41.8 million of services provided to Bridge in the third quarter of 2001. The decline resulted from the elimination of excess circuits by Bridge prior to the sale of its assets, the termination of service locations by Reuters and Moneyline in connection with their integration of the Bridge acquisition, workforce reductions implemented by some of their customers and reduced pricing for some services. Revenues in the quarter included approximately $1.4 million of adjustments related to services provided to Moneyline Telerate in prior periods. The effect of these factors is expected to result in a decline in Moneyline and Reuters revenues for the fourth quarter. Managed IP services provided to other customers increased 66% to $9.6 million in the quarter as we added 101 new managed IP customers. Managed Hosting revenue was $4.5 million, a $1.9 million or 73% increase over the third quarter of 2001. The increase in Managed Hosting revenue is attributable to an increase in colocation charges for Reuters and Moneyline over previous billings to Bridge. Other gains in our managed hosting services were offset by turnover of over half our 2001 customer base as a result of bad debts. Internet access revenues decreased 43% to $4.2 million in the third quarter of 2002, compared to $7.4 million for the comparable period in 2001. The decrease in Internet access revenue was due to the economic downturn affecting the Internet sector which resulted in the loss of customers, pricing pressure in the Internet access business and the Company's continued initiatives designed to encourage customers to purchase access services as part of their managed network service. Other revenues, consisting of installation and equipment sales, decreased from $0.8 million in 2001 to $0.4 million for the comparable period of 2002.

Data Communications and Operations

Data communications and operations expenses consist primarily of leased long distance and local circuit costs, internet connectivity costs, leased hosting and colocation space, as well as related operating expenses such as repairs and maintenance associated with network operations, operating leases for network equipment, customer support, field service, and engineering personnel costs. Data communications and operations expenses were $37.7 million for the quarter ended September 30, 2002, a decrease of $20.0 million from $57.7 million for the quarter ended September 30, 2001. The 35% decline in data communications costs is a result of significant unit price reductions for long-haul capacity, reductions in internet connectivity capacity and unit prices and reductions in local circuit costs resulting from the elimination of excess circuits in the Bridge network, reductions in connections with Reuters and Moneyline and unit price reductions from vendors. These costs were also reduced by $2.6 million as a result of sales tax refunds received in the quarter. Cost reductions in data communications costs were partially offset by additional employees needed in operations to assume services previously provided by Reuters and Moneyline and transitional costs associated with taking over certain services from Reuters. Total operational employees increased by 43% to 348 at September 30, 2002 versus 243 at September 30, 2001. Data communications costs are not expected to decline further in the fourth quarter.

Sales and Marketing

Sales and marketing expenses consist of personnel and related sales commission costs, advertising and direct marketing, and travel. Sales and marketing expenses were $8.9 million for the three-months ended September 30, 2002, up 19% or $1.4 million as compared to the third quarter of 2001. This change is principally attributed to an increase in sales and marketing employee costs in the third quarter of 2002. Sales and marketing employees increased 13% to 235 at September 30, 2002 compared to 209 at September 30, 2001. The Company expects personnel, advertising and marketing expenses to increase through the end of 2002 to accelerate the growth of our revenues.

General and Administrative

General and administrative expenses consist primarily of compensation and occupancy costs for executive, financial, legal, tax and support personnel, travel, and bad debt costs. General and administrative expenses amounted to $7.8 million for the three-months ended September 30, 2002 and $12.1 million for the three-months ended September 30, 2001, a decrease of $4.3 million or 36%. This decrease resulted primarily from reductions in bad debt expense of $5.0 million, $4.7 million of which was associated with receivables from Bridge Canada, in addition to savings in outside services and property taxes of $0.9 million. These expense decreases were partially offset by increases in rent and related office expenses of $1.5 million. General and administrative headcount has remained flat year over year.

Non-cash Equity-based Compensation

Non-cash equity-based compensation expense was $2.8 million for the three-months ended September 30, 2002, a decrease of $0.5 million from the three-months ended September 30, 2001. These expenses represent the amortization charge to earnings for the difference between the imputed fair market value of our common stock and the exercise price for options granted to employees and non-employee members of our Board of Directors on various dates in early 2000 and late 1999, as well as options granted to employees on March 6, 2002.

Depreciation and Amortization

Depreciation and amortization expense was $13.2 million for the three-months ended September 30, 2002, a decrease of $8.5 million from the three-months ended September 30, 2001. This change is a result of a decrease in amortization expense of $2.8 related to goodwill fully amortized and certain network assets being fully depreciated in 2002.

Interest

Interest income amounted to $0.1 million in the quarter ended September 30, 2002, which is comparable to interest earned in the three-months ended September 30, 2001. The average monthly cash balance for the three months ended September 30, 2002 was $32.2 million compared to $4.3 million for the same period of 2001. The increase in cash balances was offset by a sharp decline in interest rates in 2002. Interest expense for the quarter-ended September 30, 2002 amounted to $2.1 million, a decrease of $3.9 million from the comparable period in 2001. The decrease in interest expense is largely due to financing and debt restructuring that occurred in March 2002 which eliminated approximately $171.7 million in debt from the financial statements.

Net Loss

The net loss for the three months ended September 30, 2002 was $15.8 million, or $0.17 basic and diluted loss per share, a decrease of $65.6 million from the net loss for the three-months ended September 30, 2001 of $81.4 million, or $ 0.89 per share. The primary reasons for the decrease in net loss are:

     o   Decrease in asset impairment charges of $31.5 million

     o   Decrease in data communications costs of $20.0 million.

     o   Decrease in depreciation and amortization expenses of $8.5 million.

     o   Decrease in general and administrative expense of $4.3 million

     o   Decrease in interest expense of $3.9 million

     o   Offset by a decrease in revenues of $1.7 million


NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Summary

The Company's revenues increased 2% year to date as a doubling of revenues from our managed service products was partially offset by reductions in internet access and services provided to Reuters and Moneyline Telerate from the level of service provided to Bridge in the prior year period. Gross margin increased by approximately $67.3 million as the $4.2 million increase in our revenues was combined with a $63.0 million reduction in data communications costs due to reductions in capacity, unit costs and accruals for such costs.

This gross margin improvement, combined with a $6.6 million decrease in bad debt expense, led to a $73.4 million improvement in Adjusted EBITDA. Net loss improved by $257.7 million, resulting in net loss of $3.4 million, due to the improvement in Adjusted EBITDA, an extraordinary gain of $58.3 million resulting from the recapitalization in March 2002, a $23.3 million reduction in depreciation and amortization, a $10.4 million reduction in net interest expense and a $93.4 million decrease in asset impairment and restructuring charges in 2002.

Revenues
                                               NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                                 (IN MILLIONS)
                                           --------------------------
                                             2001             2002
                                           --------         ---------
       Bridge                              $  129.5         $     --
       Reuters                                   --             73.3
       Moneyline Telerate                        --             49.5
       Managed IP                              12.5             25.8
                                           --------         --------
                Total Managed IP              142.0            148.6

       Managed Hosting                          7.5             14.5
       Internet Access                         23.7             13.8
       Other                                    2.6              3.1
                                           --------         --------
                Total Other                    33.8             31.4
                                           --------         --------
       Total Revenue                       $  175.8         $  180.0
                                           ========         ========


Revenue was $180.0 million for the nine-months ended September 30, 2002, an increase of $4.2 million or 2%, from $175.8 million for the nine-months ended September 30, 2001. Managed IP revenues increased 5% to $148.6 million compared to $142.0 million in the same period in 2001. Managed IP revenues provided to Reuters and Moneyline decreased 5% to $122.8 million, versus $129.5 million of services provided to Bridge in the same period of 2001. The decline resulted from the elimination of excess circuits by Bridge prior to the sale of its assets, the termination of service locations by Reuters and Moneyline in connection with their integration of the Bridge acquisition, workforce reductions implemented by some of their customers and reduced pricing for some services. The effect of these factors is expected to result in a decline in Reuters and Moneyline revenues for the fourth quarter. Managed IP services provided to other customers increased 106% to $25.8 million in the nine months ended September 30, 2002 as we added 623 new managed IP customers. Managed Hosting revenue was $14.5 million, a $7.0 million or 93% increase over the nine months ended September 30, 2001. The increase in Managed Hosting revenue is attributable to an increase in colocation charges billed to Reuters and Moneyline over previous billings to Bridge. Other gains in our managed hosting services were offset by turnover of over half our 2001 customer base as a result of bad debts. Internet access revenues decreased 42% to $13.8 million in the nine months ended September 30, 2002, compared to $23.7 million for the comparable period in 2001. The decrease in Internet access revenue was due to the economic downturn affecting the Internet sector which resulted in the loss of customers, pricing pressure in the Internet access business and the Company's continued initiatives designed to encourage customers to purchase access services as part of their managed network service. Other revenues, consisting of installation and equipment sales, increased from $2.6 million in 2001 to $3.1 million for the comparable period in 2002 as a result of the acceleration of $1.4 million of installation fees, previously deferred under SAB 101, associated with the now terminated Bridge contract.

Data Communications and Operations

Data communications and operations expenses consist primarily of leased long distance and local circuit costs, internet connectivity costs, leased hosting and colocation space, as well as related operating expenses such as repairs and maintenance associated with network operations, operating leases for network equipment, customer support and field service, and engineering personnel costs. Data communications and operations expenses were $126.3 million for the nine months ended September 30, 2002, a decrease of $63.0 million from $189.3 million for the nine months ended September 30, 2001. The 33% decline in data communications costs is a result of significant unit price reductions for long-haul capacity, reductions in internet connectivity capacity and unit prices, reductions in local circuit costs resulting from the elimination of excess circuits in the Bridge network, reductions in connections with Reuters and Moneyline and unit price reductions from vendors. These costs were also reduced by $4.7 million as a result of reductions in estimated accruals for such costs which we believe are no longer required and $2.6 million as a result of sales tax refunds received in the third quarter. Cost reductions in data communications costs were partially offset by additional employees needed in operations to assume services previously provided by Reuters and Moneyline, transitional costs associated with taking over certain services from Reuters and $1.4 million in costs related to the non-recurring service charge to Reuters and $1.4 million in costs associated with the accelerated installation revenues discussed above. Data communications costs are not expected to decline further in the fourth quarter.

Sales and Marketing

Sales and marketing expenses consist of personnel and related sales commission costs, advertising and direct marketing, and travel. Sales and marketing expenses increased $0.7 million to $27.5 million for the nine-months ended September 30, 2002, as compared to the nine months ended September 30, 2001. This change is principally attributed to an increase in sales and marketing employee costs in the third quarter of 2002. Sales and marketing employees increased 13% to 235 at September 30, 2002 compared to 209 at September 30, 2001. The Company expects personnel, advertising and marketing expenses to increase through the end of 2002 to accelerate the growth of our revenues.

General and Administrative

General and administrative expenses consist primarily of compensation and occupancy costs for executive, financial, legal, tax and support personnel, travel, and bad debt costs. General and administrative expenses amounted to $22.4 million for the nine-months ended September 30, 2002 and $29.1 million for the nine-months ended September 30, 2001, a decrease of $6.7 million or 23%. This decrease resulted primarily from reductions in bad debt expense of $6.6 million, $4.7 million of which was associated with receivables from Bridge Canada, in addition to savings in outside services and property taxes of $3.1 million. These expense decreases were partially offset by increases in rent and related office expenses of $2.7 million. General and administrative headcount has remained flat year over year.

Non-cash Equity-based Compensation

Non-cash equity-based compensation expense was $ 8.2 million for the nine-months ended September 30, 2002, a decrease of $ 1.7 million from the nine-months ended September 30, 2001. These expenses represent the amortization charge to earnings for the difference between the imputed fair market value of our common stock and the exercise price for options granted to employees and non-employee members of our Board of Directors on various dates in early 2000 and late 1999, as well as options granted to employees on March 6, 2002.

Depreciation and Amortization

Depreciation and amortization expense was $44.6 million for the nine-months ended September 30, 2002, a decrease of $23.3 million from the nine-months ended September 30, 2001. This change is a result of a decrease in amortization expense of $8.3 million related to goodwill fully amortized and certain network assets being fully depreciated in 2002.

Interest

Interest income amounted to $0.3 million in the nine months ended September 30, 2002, a decrease of $ 0.4 million from the comparable period in 2001. The average monthly cash balance for the nine months ended September 30, 2002 was $24.1 million compared to $10.8 million for the same period of 2001. The increase in cash balances was offset by a sharp decline in interest rates in 2002. Interest expense for the nine months-ended September 30, 2002 amounted to $ 9.3 million, a decrease of $ 10.8 million from the comparable period in 2001. The decrease in interest expense is largely due to financing and debt restructuring that occurred in March 2002 which eliminated approximately $171.7 million in debt. Interest paid during the period ended September 30, 2002 was $2.5 million a reduction of approximately $3.7 million from the same period of 2001.

Net Loss

The net loss for the nine months ended September 30, 2002 was $3.4 million, or $0.04 basic and diluted loss per share, an improvement of $257.7 million from the net loss for the nine-months ended September 30, 2001 of $261.1 million, or $2.84 per share. The primary reasons for the improvement in net loss are:

     o   Decrease in asset impairment and restructuring charges of $93.4 million

     o   Increase in gross margin of $67.3 million.

     o Increase in extraordinary gain of $58.3 million related to the extinguishment of debt.

     o   Decrease in depreciation and amortization expenses of $23.3 million.

     o   Decrease in net interest expense of $10.4 million

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, our cash balances were $44.1 million. Based upon our current plans, these cash balances are sufficient to fund our operating losses, working capital needs and capital expenditure requirements until the Company reaches operating cash flow positive, which is expected to occur in 2003.

Cash used in operating activities decreased to $49.8 million for the nine months ended September 30, 2002 from $57.9 million in 2001. This improvement is due to an $87 million improvement in cash required by operations offset, in part, by the payment of accounts payable, which had been delayed in 2001 pending the issuance of the Preferred shares in 2002, as well as the deferral of $10.5 million of receivables by Moneyline. In October 2002, Moneyline paid the $10.5 million deferred balance.

Net cash used in investing activities for the nine months ended September 30, 2002 was approximately $4.1 million, a decrease from the $22.4 million used in the nine months ended September 30, 2001. This decrease results from a reduction in capital expenditures related to the completion of the Company's network and data center builds in the prior year.

Net cash provided by financing activities increased to $85.4 million from $52.6 million in the prior year period as the Company completed its recapitalization efforts in 2002. As more fully described below, the Company issued approximately $203.1 million of Preferred in exchange for a combination of cash, accounts payable and debt. The proceeds from the preferred were used to settle all outstanding obligations to Bridge, to make scheduled payments on capital lease obligations and to support the Company's working capital requirements, including payments of past due balances with certain of our vendors.

In September 2002, the Company raised $22.6 million from the issuance of Preferred to Welsh Carson. As of September 30, 2002, Welsh Carson owns approximately 56% of the Company's voting stock.

In June 2002, Preferred totaling $20.0 million was issued to Constellation Ventures in exchange for cash. The Company also issued five-year performance warrants to Constellation Ventures to acquire shares of common stock at $0.75 per share which it will earn the right to exercise if it meets certain performance criteria related to aiding the Company in winning new business. As of September 30, 2002, this performance criteria has not been met. In addition, the Company issued $2.4 million of Preferred in satisfaction of certain vendor obligations.

In May 2002, SAVVIS entered into a 15 year, office facility lease agreement with Duke Realty Limited Partnership ("Duke") with total minimum rent payments of approximately $39.9 million. The Company also entered into an agreement with Duke in which SAVVIS may be required to make payments of up to $2 million plus interest accruing at 4.88% from the date of the agreement if certain events do not occur prior to June 2004. These payments, if required, would be made from July 2005 to June 2007.

On March 18, 2002, the Company issued approximately $158.1 million of Preferred to (i) Welsh Carson in exchange for approximately $57.5 million in cash, approximately $22.2 million in principal and accrued interest in respect to our 10% convertible senior secured notes and approximately $90.9 million in notes, and accrued interest, issued pursuant to the credit agreement with Nortel and
(ii) Reuters upon conversion of approximately $40.9 million in principal and accrued interest in respect to the 12% convertible senior secured notes. The terms of the Preferred are more fully described in Note 3 of the condensed consolidated financial statements.

In addition, the Company reached agreements with GECC, Nortel, Bridge and certain other vendors as follows:

         Approximately $56.5 million of capital lease obligations were amended with GECC. The amended lease provides for repayment at the end of the fifth year, 12% interest payable in kind, for the first three years and an excess cash sweep provision.

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

The balance of the proceeds of $100.1 million from the issuance of the Preferred will be used for working capital and general corporate purposes.

In August 2000, the Company entered into a 20-year agreement with Kiel Center Partners, L.P. ("KCP") pursuant to which it acquired the naming rights to an arena in St. Louis, MO. Upon execution of the agreement, total consideration for these rights amounted to approximately $72 million, including 750,000 shares of its common stock issued by the Company to KCP. The related expense will be recognized over the term of the agreement. The parties entered into an amendment of the agreement, dated August 21, 2001, providing for the payment of $1.25 million on each December 31, from 2002 through 2005. These payments will be deducted from payments otherwise owed under the agreement in 2007 through 2010. As of September 30, 2002, the Company has approximately $3.8 million of deferred charges resulting from the issuance of common stock under this agreement.

We have arrangements with various suppliers of communications services that require us to maintain minimum spending levels some of which increase over time. Our aggregate minimum spending level is approximately $14.2 million, $64.6 million, $58.2 million and $18.3 million in years 2002 to 2005, respectively. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. SAVVIS expects to meet its spending minimums in the current year of communications services agreements. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of September 30, 2002, the maximum termination liability would amount to approximately $111 million.


                                                        PAYMENTS DUE BY
                                                LESS THAN    2 - 3     4 - 5    AFTER 5
                                      TOTAL      1 YEAR      YEARS     YEARS     YEARS
                                      -----      ------      -----     -----     -----
Capital lease obligations (2)        $102,932  $  3,667    $  6,468   $ 92,797  $     --
Operating leases                       91,963     9,777      18,287     15,471    48,428
Unconditional purchase obligations    146,990    13,998     117,992     15,000        --
Notes payable (1)                      25,018        --          --     25,018        --
                                     --------  --------    --------   --------  --------
Total contractual cash obligations   $366,903  $ 27,442    $142,747   $148,286  $ 48,428
                                     ========  ========    ========   ========  ========


(1) As disclosed in Note 8 of the condensed consolidated financial statements, subsequent to September 30, 2002, the Company entered into a settlement agreement with Winstar to settle all outstanding debt and payables for $1.5 million, eliminating the notes payable payments disclosed above.

(2) Includes interest payments of $38.6 million over the life of the capital lease obligations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (("FASB") issued Statement of Financial Accounting Stands ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. SFAS No. 142 addresses how intangible assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires that goodwill and certain other intangibles with an indefinite life, as defined in the standard, no longer be amortized. However, goodwill and intangibles would have to be assessed each year to determine whether an impairment loss has occurred. Any impairments recognized upon adoption would be recorded as a change in accounting principle. Future impairments would be recorded in income from continuing operations. The statement provides specific guidance for testing goodwill for impairment. As a result of the adoption of SFAS No. 142, on January 1, 2002 the Company recognized a $2.8 million charge.

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

In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Effective January 1, 2003, SFAS No. 145 requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB No. 30). Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt may be classified as extraordinary items, as SAVVIS has done. After the adoption of SFAS No. 145, any gain or loss resulting from the extinguishment or repurchase of debt classified as an extraordinary item in a prior period that does not meet this criteria for such classification under APB No. 30 must be reclassified. The Company will adopt SFAS No. 145 in the fourth quarter of 2002. After adoption, the gain on retirement of debt of $58.3 million recognized in March 2002 will no longer be classified as an extraordinary item.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and also establishes fair value as the objective for initial measurement of the costs. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002.

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

Changes in foreign exchange rates did not materially impact our results of operations. For the three months ended September 30, 2002, 36% of our service revenue was derived from operations outside the United States, 1% of total revenue was denominated in currencies other than U.S. Dollars. Approximately 30% of our total data communications and operations costs were incurred outside the United States, 21% of total data communications and operations costs were incurred in a currency other than U.S. Dollars. Approximately 6% of our total sales, marketing, general and administrative costs were incurred outside the

United States, 6% of total sales, marketing, general and administrative costs were incurred in a currency other than U.S. Dollars. We expect these percentages to remain relatively constant in the periods ahead. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-14 of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Winstar

In June 2000, SAVVIS entered into a series of agreements to acquire approximately $30 million of telecommunications equipment and related services with Winstar Wireless, Inc. ("Winstar"), the purchase of which was financed by Winstar. In addition, Winstar agreed to purchase from SAVVIS certain Internet services. On September 25, 2001, Winstar filed suit in the US Bankruptcy Court for Delaware seeking a total of approximately $38 million from the Company for the repayment of a note payable, professional services liabilities and prepaid Internet services. On October 23, 2002, the Company entered into a settlement agreement with Winstar under which the Company agreed to pay Winstar $1.5 million in satisfaction of all amounts owed by us to Winstar. Additionally, SAVVIS and Winstar have agreed to release each other from any and all claims against the other. This settlement, which was approved by the US Bankruptcy Court on November 5, 2002 will result in a gain of $39.6 million in the fourth quarter.

Cable & Wireless

On May 2, 2002, Cable & Wireless, USA, Inc. filed suit against the Company in the Circuit Court for Fairfax County, Virginia, for $5.7 million, alleging that SAVVIS breached a series of agreements with Cable & Wireless for the provision of Internet connections at locations throughout the United States. In August 2002, the Company paid Cable & Wireless $3 million in satisfaction and dismissal of all claims under this suit.

On August 23, 2002, Highland Capital Management, L.P., on behalf of itself and various equity funds under its management, each a former debt holder of Bridge Information Systems, Inc., filed suit against the Company and entities and individuals affiliated with Welsh, Carson, Anderson & Stowe, in the District Court of Dallas County, Texas seeking an unspecified amount of damages in connection with certain payments made by Bridge to the Company prior to Bridge's bankruptcy and certain other matters. The Company has filed a motion to transfer the case to the U.S. Bankruptcy Court in St. Louis, Missouri. The Company believes the plaintiffs' claims are without merit and intends to vigorously defend the suit.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In September 2002, the Company raised $22.6 million from the issuance of Preferred to Welsh Carson. As of September 30, 2002, Welsh Carson owns approximately 56% of the Company's voting stock. In connection with these issuances, the Company relied on the exemption from registration under the Securities Act of 1933 provided in Section 4(2) of the Securities Act and Regulation D thereunder.

In June 2002, the Company issued Preferred totaling $20.0 million to Constellation Ventures in exchange for cash. The Company also agreed to issue five-year warrants to Constellation Ventures to acquire shares of common stock at $0.75 per share which it will earn the right to exercise if it aids the Company in winning new business. In addition, the Company issued $2.4 million of preferred stock in satisfaction of certain vendor obligations.

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

The Preferred accrues dividends at the rate of 11.5% per annum on the outstanding accreted value thereof (initially $1,000 per share). Dividends may not be paid in cash until after the eighth anniversary of the original issuance date. Accrued but unpaid dividends will be added to the outstanding accreted value quarterly. The Preferred is convertible into such number of our common stock equal to the outstanding accreted value divided by the conversion price. The Preferred is entitled to vote on all matters (other than any voluntary repurchase of the Preferred) submitted to the common stockholders on an as-if-converted basis, and represented approximately 75% of the voting stock of the Company as of September 30, 2002. The conversion price is $0.75.

Between January 1, 2002 and September 30, 2002, we granted options to purchase 33,465,571 shares of our common stock at exercises prices from $0.31 to $0.75. All of these options were granted pursuant to our 1999 Stock Option Plan as amended. Of this total, 195,000 shares of stock options were granted to three independent members of our Board of Directors. These issuances were effected in transactions not subject to, or exempt from, the registration requirements of the Securities Act of 1933, and these transactions were effected without the use of an underwriter.

During the quarter ended September 30, 2002, proceeds of approximately $1,000 were generated from the exercise of options for 1,522 shares of our common stock. There were no significant expenses, underwriting discounts or commissions attributable to these proceeds. We used the proceeds for general working capital expenses incurred in the ordinary course of business. These options had been granted under our 1999 Stock Option Plan. We issued the shares in reliance on the exemption from registration provided by Rule 701 under the Securities Act of 1933.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

EXHIBIT INDEX

Number                              Exhibit Description
------                              -------------------

3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS' Registration Statement on Form S-1, as amended (File No. 333-90881))
3.2 Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS' Registration Statement on Form S-1, as amended (File No. 333-90881))
3.3 Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS' Quarterly Report on Form 10-Q, dated August 16, 2002)
3.4 Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to SAVVIS' Registration Statement on Form S-1, as amended (File No. 333-90881))
4.1 Form of Common Stock Certificate (incorporated by reference to the same numbered exhibit to SAVVIS' Registration Statement on Form S-1, as amended (File No. 333-90881))
4.2 Certificate of Designations relating to the Registrant's Series A Convertible Preferred Stock (incorporated by reference to the same numbered exhibit to SAVVIS' Current Report on Form 8-K dated March 27, 2002)
4.3 Warrant Agreement, dated as of March 7, 2002, between the Registrant and General Electric Capital Corporation (incorporated by reference to the same numbered exhibit to SAVVIS' Quarterly Report on Form 10-Q, dated May 15, 2002)
4.4 Warrant Agreement, dated as of March 15, 2002, between the Registrant and Nortel Networks Inc. (incorporated by reference to the same numbered exhibit to SAVVIS' Quarterly Report on Form 10-Q, dated May 15, 2002)
4.5 Warrant, dated March 18, 2002, to purchase the Registrant's common stock issued to General Electric Capital Corporation (incorporated by reference to the same numbered exhibit to SAVVIS' Quarterly Report on Form 10-Q, dated May 15, 2002)
4.6 Warrant, dated March 18, 2002, to purchase the Registrant's common stock issued to Nortel Networks Inc. (incorporated by reference to the same numbered exhibit to SAVVIS' Quarterly Report on Form 10-Q, dated May 15, 2002)
4.7+ Warrant, dated June 28, 2002, to purchase the Registrant's common stock issued to Constellation Venture Capital II, L.P. (incorporated by reference to the same numbered exhibit to SAVVIS' Current Report on Form 8-K, dated July 8, 2002)
4.8+ Warrant, dated June 28, 2002, to purchase the Registrant's common stock issued to Constellation Venture Capital Offshore II, L.P. (incorporated by reference to the same numbered exhibit to SAVVIS' Current Report on Form 8-K, dated July 8, 2002)
4.9+ Warrant, dated June 28, 2002, to purchase the Registrant's common stock issued to The BSC Employee Fund IV, L.P. (incorporated by reference to the same numbered exhibit to SAVVIS' Current Report on Form 8-K, dated July 8, 2002)
4.10+ Warrant, dated, June 28, 2002, to purchase the Registrant's common stock issued to CVC II Partners, L.L.C. (incorporated by reference to the same numbered exhibit to SAVVIS' Current Report on Form 8-K, dated July 8, 2002)
10.1++ Master Services Agreement, dated October 1, 2002, by and between Moneyline Telerate and Moneyline Telerate International and SAVVIS Communications Corporation, a Missouri corporation.
11.1 Calculation of Basic and Diluted per share and weighted average shares used in EPS calculation
99.1       Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2       Certification of Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------
+ Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment. ++ A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

(b) Reports on Form 8-K. On August 14, 2002 and August 16, 2002, we filed Current Reports on Form 8-K with respect to Item 9, Regulation FD Disclosure, and on September 19, 2002, we filed a Current Report on Form 8-K with respect to
Item 5, Other Events.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SAVVIS Communications Corporation




Date   November 11, 2002                     By: /s/ Robert McCormick
                                                --------------------------------
                                                Robert McCormick
                                                Chief Executive Officer

Date   November 11, 2002                     By: /s/ David J. Frear
                                                --------------------------------
                                                David J. Frear
                                                EVP & Chief Financial Officer

CERTIFICATIONS


I, Robert A. McCormick, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of SAVVIS Communications Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 11, 2002
                                        By: /s/ Robert McCormick
                                            --------------------
                                            Robert A. McCormick
                                            Chairman and Chief Executive Officer

I, David J. Frear, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of SAVVIS Communications Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 11, 2002
                                                By: /s/ David J. Frear
                                                    -----------------------
                                                    David J. Frear
                                                    Executive Vice President and
                                                     Chief Financial Officer