Form 10-K
period 2002-12-31
SAVVIS COMMUNICATIONS CORP
filed 2003-02-28
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 0-29375

SAVVIS COMMUNICATIONS CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	43-1809960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 SAVVIS PARKWAY

ST. LOUIS, MISSOURI 63017

(Address of principal executive offices) (Zip Code)

(314-628-7000)

(Registrant’s telephone number, including area code)

12851 Worldgate Drive

Herndon, Virginia 20170

(Address of principal executive offices) (Zip Code)

(703)-234-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities Registered pursuant to Section 12(g) of the Act:    Common stock, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    ☒             No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐     No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 was approximately $41,742,000.

The number of shares of the registrant’s common stock outstanding as of February 14, 2003 was 94,028,638.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Portions of the definitive proxy statement for the 2003 annual meeting of stockholders to be held on June 4, 2003, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

SAVVIS COMMUNICATIONS CORPORATION

PART I

ITEM 1.    BUSINESS.

Cautionary Statement

Some of the statements contained in this Form 10-K discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. Any statements in this report that are not statements of historical facts, are intended to be, and are, “forward-looking statements” under the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual events to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called “forward-looking statements” by our use of words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “intend” or “potential” or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause actual events or results to be materially different from the forward-looking statements include those discussed under the heading “Business—Risk Factors” and throughout this Form 10-K. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-K and the information incorporated by reference in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The terms “SAVVIS,” “we,” “us,” “the Company,” and “our” as used in this report refer to SAVVIS Communications Corporation, a Delaware corporation, formerly SAVVIS Holdings Corporation, and its subsidiaries, except where by the context it is clear that such terms mean only SAVVIS Communications Corporation.

OVERVIEW

SAVVIS is a global managed service provider, delivering Internet Protocol (“IP”) applications for a diverse mix of business customers. SAVVIS offers its customers the latest technology at an affordable price because its network and hosting infrastructure was built from the ground up to support real-time IP applications worldwide.

•	Known as the Network That Powers Wall StreetSM, SAVVIS is a leading provider of high performance networking services in the financial services industry. Financial XchangeSM is one of SAVVIS’ premier networking solutions that delivers speed-to-market advantages through its connectivity to approximately 4,700 financial institutions worldwide.

•	Based on its track record in financial services, SAVVIS has expanded its customer base to include legal, media, retail, professional services and healthcare companies. As the industry trend toward IP Convergence gains momentum, SAVVIS believes it is uniquely positioned to meet these high performance network and hosting requirements.

SAVVIS’ services are briefly described below:

•	MANAGED IP Virtual Private Networks (“VPNs”) combine the advantages of private networks (reliability, performance and security) with the popular features of the Internet (scalability and flexibility), at an affordable price. Enterprises can connect their offices, partners, remote employees and telecommuters over an award-winning private network that is fully meshed and assures quality for each application site-to-site. SAVVIS is the only provider that guarantees 100% throughput, meaning that the bandwidth you pay for is the bandwidth you receive.

•	MANAGED HOSTING services from SAVVIS allow enterprises to outsource their mission-critical content in a highly secure, fault tolerant data center environment without sacrificing the control and oversight typically found with an in-house solution. Through its Intelligent HostingSM product set, SAVVIS can satisfy complex hosting needs with its a la carte service offering or provide pre-packaged solutions for web, enterprise and database applications that can be installed in as little as 5 days.

•	INTERNET ACCESS services from SAVVIS bypasses the bottlenecks of the public Internet, based on our award-winning PrivateNAPSM architecture. Available in both managed and unmanaged offerings, this service is often bundled with our IP VPN service.

HISTORY

SAVVIS Communications is the result of a combination of two companies with distinct competencies: one that sold high-performance Internet services and the other that pioneered Private IP and hosting services for financial services institutions worldwide.

The Internet company began commercial operations in 1996, offering Internet access services to local and regional Internet service providers. We pioneered the use of Private Network Access Points (“PrivateNAPsSM”), where SAVVIS exchanges data through dynamic “on net” connections with the other major Internet network providers. PrivateNAPsSM dramatically minimize latency and packet loss by bypassing the PublicNAPs, which are the bottlenecks of the Internet.

Bridge Information Systems, Inc. (“Bridge”), a global provider of real-time/historical financial information as well as news about stocks, bonds, foreign exchange and commodities, acquired the Internet company in April 1999. Bridge had constructed a highly redundant, fault tolerant network based on IP and ATM (asynchronous transfer mode) technologies to provide its services to some of the largest financial companies and institutional investors in the world.

In September 1999, the two networks were combined: the original Internet network, which was constructed to provide high quality Internet access in the United States, and the IP network of Bridge, which had been constructed to meet the exacting requirements of the financial services industry worldwide. Both of these networks have been operational since 1996, and we refer to the combined network as the “SAVVIS Intelligent IP NetworkSM.”

On February 18, 2000 simultaneously with the completion of our initial public offering, SAVVIS acquired the IP network assets of Bridge, for total consideration of approximately $150 million, and the employees of Bridge who operated that network were transferred to us.

We currently provide IP VPNs, hosting services and Internet access to approximately 1,900 customers. Each of these services is described below:

SAVVIS Communications Corporation was incorporated in Delaware in 1998.

Network-based IP VPNs

Three months after our IPO, SAVVIS enhanced its IP VPN offerings by introducing network-based IP VPN services across our entire global platform. SAVVIS was the first global network service provider to provide IP VPNs that were network-based, i.e., the “intelligence” needed to make networking decisions resides inside our network, rather than residing inside complex hardware at the customer’s premises. In-Stat/MDR, an Industry Analyst firm, predicts that U.S. revenues of network-based VPNs will grow twice as fast as customer premise equipment (“CPE”)-based VPNs, reaching $4 billion in 2006. We currently have 475 customers and approximately $194 million in revenue in this category.

The SAVVIS Intelligent IP NetworkSM architecture, which connects customers in 107 of the world’s major commercial cities in 45 countries, is based on the unique marriage of two technologies:

•	ATM, which allows application-specific service levels and associated guarantees, and

•	IP, a communications protocol that is a core element of the Internet and is used on computers, but that cannot reliably deliver real-time data currently, unless operated over an ATM network, such as the SAVVIS Intelligent IP NetworkSM.

We believe that the widely predicted growth in Internet-based IP VPNs was not attained because of the inherent unpredictable performance of the Internet, which SAVVIS’ unique architecture solves. SAVVIS’ Intelligent IP NetworkingSM combines the security, reliability and performance of private networking with the affordability and flexibility of the Internet.

SAVVIS’ Intelligent IP NetworkingSM platform has four other significant distinctions:

•	First, the service is simple to deploy and easy to scale. Routing and firewalling are virtual services, provided by the “intelligence” in the network, so no complex equipment is required at the customer’s premises. Adding and deleting sites is easy because there is no complicated meshing, and software changes are made centrally by SAVVIS, rather than having to deploy a field technician.

•	Second, SAVVIS can accommodate numerous mission-critical applications over a single connection to the network, enabling customers to save on expensive local loop charges.

•	Third, customers can manage their data service costs by assigning high Quality of Service (QoS) levels to mission-critical applications and lower QoS to less time-sensitive applications, such as e-mail. Other carriers force the customer to pay for the highest common denominator, since they do not have the flexibility to ascribe different QoS levels to each application.

•	Fourth, SAVVIS fully automates our provisioning and network management, enabling us to easily design, implement and change parameters on customer’s individual networks without adding costly overhead. As a result, SAVVIS can keep prices competitive and our financial performance strong.

All of this capability is provided with simplified pricing, modeled after the price structure of the Internet, i.e. one price per site. Furthermore, the customer does not need technical staff at each location, which provides further cost saving benefits. Unburdened by complex information technology (“IT”) requirements, businesses can focus on their core competencies.

We charge each customer an initial installation fee that typically ranges from $500 to $3,000 and a monthly fixed fee that varies depending on the services provided, the bandwidth used, and the QoS level chosen. Our customer agreements are typically for 12 to 36 months.

Our revenue is derived primarily from the sale of IP VPN services. Our two largest customers, Reuters plc (“Reuters”) and Moneyline Telerate represent approximately 73% of our revenues. Reuters and Moneyline Telerate acquired substantially all of the operating assets of Bridge in September and October 2001, respectively. Reuters and Moneyline Telerate have each entered into network service agreements with us, which expire in October 2006 and October 2009, respectively.

Managed Hosting

SAVVIS’ Intelligent HostingSM services have been developed from the ground up to meet the demanding needs of the financial services sector. Our proprietary systems were created to remotely manage more than 20,000 servers for this demanding industry. With this foundation, SAVVIS has assisted enterprises of all types and sizes in the launch of new services and applications. International Data Corporation (“IDC”) forecasts the United States (U.S.) managed hosting will grow from $5.1 billion in 2002 to $10.4 billion in 2007, a 15% combined annual growth rate.

SAVVIS believes that there are four key characteristics that drive businesses’ decision-making for hosting: data center availability and high-performance Internet connectivity; experience of the hosting provider; the level of support provided; and the customer’s ability to monitor performance at the site.

Data Center Availability & Connectivity:    SAVVIS operates data center facilities around the globe, with the highest levels of security, redundancy, availability and on-site support. For instance, in the St. Louis data center, walls are constructed with reinforced concrete four-feet thick; tanks hold 20,000 gallons of diesel fuel to provide redundancy in the event of power outages; and the Center is built to withstand an earthquake of 7.5 on the Richter scale. The company has data centers in St. Louis, Santa Clara, San Francisco, London, Tokyo, Singapore, Northern Virginia and New York.

Experience:    SAVVIS has years of experience supporting mission-critical systems for high profile clients in the financial industry. Currently, SAVVIS manages more than 7,500 servers around the globe. Acting as the customer’s de-facto computer operations department, we manage the total application infrastructure. SAVVIS has the unique experience of providing both managed hosting and managed network services and, as a result, can combine the two in order to provide customers with the option to connect users through Intranets, Extranets or a top-performing Internet backbone.

Support:    SAVVIS provides an extensive monitoring service that allows for constant health reports. Events are proactively recognized and repaired, virtually alleviating any performance issue before it happens. Many functions of setting thresholds and sending alerts are done locally, triggering an automated script or process at the time of event detection, allowing for self-repair in many cases.

All actions, whether self-healing or not, are monitored and directly alerted to the SAVVIS Network Operations Center where any problems are reacted to and acknowledged in a swift and effective manner by a team of highly trained, highly experienced personnel. In most cases, SAVVIS recognizes a problem before it has an impact to a customer’s service.

Integrated Site Monitoring and Reporting:    Customers gain full visibility into their hosted environment through the SAVVIS Customer Command Center, which is a secure information portal that allows customers remote access to statistics and information regarding the performance of their site. The Customer Command Center is unique because it integrates hosting and network statistics.

In addition to managed hosting services, SAVVIS also provides colocation at its Private Network Access Point (PrivateNAPSM) locations for companies that want direct access to the top ranked Internet backbone, but prefer to manage their own hosting environments.

Internet Access

SAVVIS offers a wide range of Internet access options designed to meet the needs of businesses of all sizes. From its inception in 1995 as a national Internet service provider, SAVVIS designed its global network infrastructure to deliver the superior performance, reliability and security demanded by companies for whom data transmission is critical to success. SAVVIS’ backbone has been consistently rated high (#1 in previous years 1999 and 2000) by Keynote Systems in Boardwatch magazine, and the network was declared “perfect” for reliability in Network World Magazine’s study of ISP backbone performance in 2002.

SAVVIS pioneered the use of strategically located Private Network Access Points (PrivateNAPsSM) to provide businesses with the most direct route on the Internet. Today, SAVVIS has 10 PrivateNAPs on our network, including international locations in London, Sao Paulo, and Singapore.

SAVVIS has also deployed 133 Points of Presence (POPs), and the global network currently reaches 107 cities in 45 countries. POPs bring the edge of the network closer to customers and provide cost-effective geographic outreach. Customer traffic is then routed through a PrivateNAPSM, directly connecting to the ultimate Internet destination over 95% of the time. In contrast, most competitive ISPs must traverse multiple PublicNAPs to reach the desired location. These publicNAPs are where most of the bottlenecks of the Internet occur.

SAVVIS offers both fully managed Internet solutions as well as Internet access. With managed solutions, we provide all of the equipment, installation and technical support to manage the circuit and CPE. We also provide other in-network services such as firewalling, without the enterprise having to incur the expense of buying or managing security equipment. These solutions provide the flexibility that growing companies need, as they can add new Internet applications or increase their bandwidth virtually instantaneously.

MARKET OVERVIEW

Market opportunity.    As the telecommunications industry continues to experience turmoil, there continues to be growth and new market opportunities; internationally and with IP converged offerings. SAVVIS offers services in one of the fastest growing sectors of telecommunications: the IP services sector. A recent Yankee Group report states that the IP VPN services market was “totally up for grabs” with no one provider or carrier dominating. We believe that the real opportunity comes from SAVVIS’ ability to marry managed hosting and managed private networking, giving us a market advantage. Outsourcing is favored by about 35 percent of Global 2000 companies but is expected to become the norm among 60 percent of those companies by 2004, according to the Aberdeen Group. As more enterprises look to outsource their network and hosting solutions, they will also look to maximize their purchasing power by looking for “one-stop” shops that offer both solutions.

IP VPNs.    The majority of business data communications today take place over private or managed corporate data networks. IDC forecasts U.S. IP VPN services revenue to reach $14.7 billion in 2006, which is an annual growth of 22%. Network-based IP VPNs, which Savvis offers, is forecasted to grow 46% each year. More companies are looking to provide communication between their employees, partners and customers over the same connection that also provides data, voice and video services. This convergence is best done using IP technology because of its scalability, security and ubiquity. SAVVIS’ Intelligent Network platform was designed to provide these services at an affordable price.

Hosting.    We believe SAVVIS is poised to play a significant role in a hosting market that is rapidly consolidating. IDC, projects the hosting sector to grow to over $10 billion by 2007 from its current projection of $5.6 billion in 2003.

Internet.    Internet access has become a strategic component necessary for a company’s success, regardless of their industry focus. Access services include dial-up access for mobile workers and small businesses, and high-speed dedicated access used primarily by mid-sized and larger organizations. Use of Internet services continues to increase as evidenced by IDC’s estimate that Internet service providers’ corporate access revenues will grow to $15 billion by 2006, an 8% compound annual growth rate.

Convergence between the Internet and corporate data networking.    Companies are looking to have a single local loop connection that links everyone to their network and centralized database. This means the network has to perform much better than was previously accepted. This network connection needs to be able to separate out different applications and guarantee each its appropriate bandwidth and quality. SAVVIS’ network was designed inherently to share the local loop and to transport mission-critical data with extreme reliability. Application-aware QoS, which assigns priority based on the customers’ needs, and industry leading end-to-end service level agreements (SLAs) are two ways SAVVIS ensures the highest quality is delivered to its customers. By converging multiple applications onto one network and local loop, it’s possible to save up to 70% in monthly network costs.

Rapid growth in e-commerce.    In an effort to lower the overall costs associated with managing massive supply chains and customer bases, enterprises are looking at e-commerce solutions. A recent Gartner report stated that e-commerce growth will be driven by the demand from the following industries: manufacturing, retail, government and healthcare because they have some of the largest supply chains in the world. Corporations continue to use e-commerce solutions to generate new revenues, increase efficiency through improved communications with suppliers and other third parties, and improve internal communications. Savvis’ services are well suited to serve this emerging market.

Outsourcing of IP based services.    In order to capitalize fully on the new opportunities presented by IP applications, businesses will require high quality, reliable and flexible data communications and infrastructure services capable of supporting mission-critical applications. We believe that an increasing number of businesses will seek to outsource these services to third-party providers for several reasons. First, companies need network and hosting services that are ubiquitous, scalable, and secure. Second, they can take advantage of new technologies without reconstructing their network or hosting solutions. Finally, they are finding that outsourcing provides compelling return on investment (“ROI”) versus more traditional solutions that require a significant up-front investment. Companies are choosing to preserve their capital to invest in activities that are integral to their business strategy and are outsourcing services rather than investing in networks, systems and equipment.

BUSINESS STRATEGY

SAVVIS’ objective is to tap the rapidly growing market for reliable, high-speed IP VPNs, managed hosting and Internet services. Specifically, we intend to:

Establish SAVVIS as a leading provider of public and private IP transport solutions for business-to-business communications. We intend to market a combination of our Intelligent IP NetworkingSM services, Intelligent HostingSM and Internet services to meet the demand in the market. We see customers demanding a combination of Internet, extranet and intranet networking services and believe our Intelligent IP NetworkingSM platform and Private NAPSM architecture sets us apart from the competition in meeting the demand.

Capitalize on the demand for outsourced services in the VPN, managed hosting and Internet markets.    Data communications and the Internet are mission-critical to thousands of businesses worldwide and, according to industry studies, the market for these services continues to grow rapidly. Corporations are expanding and enhancing existing networks and deploying new services in response to this growth. We are focused on the demand for simple, flexible solutions, and our market-leading IP VPN products and managed hosting services allow us to address untapped segments of the business market.

Capitalize on our connectivity to financial institutions worldwide.    We are aggressively marketing our services to the traditional and emerging financial services companies, based on our connectivity to over 4,700 companies. In today’s rapidly deregulating financial market, financial institutions must be fast-to-market with innovative delivery methodologies that speed transactions or they risk obsolescence. We believe that we are well positioned to meet the need, because our community-of-interest network, Financial XchangeSM, provides the performance and security of a private network with the reach and rapid deployment of the Internet.

Provide the Application Infrastructure Platform to meet customers’ hosting requirements, while leveraging our IP transport solutions. Many customers are establishing new or more robust Internet, extranet and intranet applications and want their service provider to provide the application infrastructure platform for their servers, their operating system, and their software. SAVVIS is focused on providing full management of the customers’ application platform, hosted in our state-of-the-art data centers in St. Louis, San Francisco, Santa Clara, Northern Virginia , London, Tokyo and Singapore. In addition, we intend to provide both private and public IP transport to the customers’ hosted site.

Grow domestic and international distribution channels.    We intend to grow our distribution channels aggressively, by expanding our direct channel, as well as utilizing alternate channels. We intend to continue to increase the size of our direct sales force for VPN, Internet and managed hosting services. We have entered into agreements with multiple partners to resell our services and intend to continue to sign up additional partners in 2003.

Leverage our network and PrivateNAPSM infrastructure which include industry-leading “intelligence” built into our platform. We have completed a major build out of our global network, which reaches 107 cities in 45 countries, and 133 POPs on the SAVVIS Intelligent IP NetworkSM . With the industry’s first European PrivateNAPSM in London, for a total of 10 currently in operation, SAVVIS also has international PrivateNAPsSM in Singapore and São Paolo.

SAVVIS SERVICES

The SAVVIS Intelligent IP NetworkSM is designed to offer a guaranteed high level of performance for both Internet and data networking services. We deliver a comprehensive range of high performance, QoS-differentiated products, including data networking, Internet access, intranets, extranets, e-business hosting and other services.

Customers can have the required level of reliability for each application while also receiving 100% of the bandwidth they purchased, something that no other carrier provides.

INTEGRATED NETWORK SOLUTIONS

We put IP “intelligence” into our network and extended the benefits all the way to the customer’s premises. This enables us to deliver functionality, security and performance to our customers, and enables our customers to customize our products according to their needs. Our customers need only to tell us whom they want to talk to, which of five Quality of Service (QoS) levels is appropriate for each application, and how much bandwidth they require. SAVVIS then provides them with a bundled solution that delivers the security, flexibility and affordability they need.

Many companies have to work with various service providers, forcing them to spend lots of time and money patching together different network configurations to address each of their multifaceted needs. But with the IP Intelligence in our network, SAVVIS is able to integrate numerous networking strategies — Internet, intranet, extranet and e-business hosting — into one simplified and affordable solution over one local loop. Customers can take advantage of a full continuum of solutions, without having to manage CPE for routing or firewalling. Our customers can prioritize their applications and select the QoS level, from e-mail to video streaming that meets their requirements. Additionally, they can hook up to the Internet or roll out complex extranet applications, with a fully integrated networking solution from SAVVIS.

Extranet Solutions.    Much of business success depends on being able to exchange information and communicate with suppliers, partners and customers. SAVVIS’ Intelligent IP NetworkSM platform enables our customers to choose between having their own private extranet or combining a private extranet with Internet access to off-net locations. Our customers can communicate and conduct transactions with multiple partners in a secure and managed environment, without having to spend lots of time and money deploying expensive premises-based security. With a SAVVIS extranet, they can take advantage of our networking capabilities, define who gets access to their community of users, and determine their own set of rules. We offer a broad range of ATM-based QoS levels and advanced network-based IP features, with security policies defined by the customer. The customer is in control, secure in the knowledge that their extranet application is running on the SAVVIS Intelligent IP NetworkSM.

Intranet Solutions.    Intranet communications are confidential, highly proprietary information that need to be protected from competitors. Businesses need to maintain tightly controlled user rights and privileges. Until now, however, businesses only had one choice: spend money on expensive, inflexible traditional private networks, based on either frame relay or private lines. Today they have new choices. Now enterprises can get intranet solutions that combine the security and performance of private networking with the flexibility and economy of the Internet. Once again, SAVVIS makes everything easy. Customers just need to define whom they want to connect to, choose one of four different QoS levels, and determine their bandwidth requirements. They won’t have to waste money or resources deploying routers and firewall devices at each office location. SAVVIS packages everything into one simple, flexible bundled solution. In addition, customers can use the excess bandwidth of their local loop for extranet or Internet access.

Internet Solutions.    SAVVIS built its global Intelligent IP NetworkSM for high performance and reliability. Customer data speeds through a controlled, performance-guaranteed environment that completely bypasses the congested public Internet exchange points. Through our PrivateNAPsSM, their data is directly connected, giving them the most direct route on the Internet and instantaneous access to the world. SAVVIS offers a wide range of Internet access options, including DS1, DS3, OC3 and Ethernet. Our customers are able to add new services easily or change existing applications by using the excess bandwidth of their existing access circuit to add or change applications virtually instantaneously.

Managed Hosting Services

Regardless of whether a business is deploying a Web site, an extranet or an intranet, SAVVIS can help create hosting and networking solutions that will grow with them. If a business needs to establish a presence on the Internet quickly, provide a high level of system availability and ensure that their customers and users have a positive experience, SAVVIS Intelligent HostingSM is the answer. Intelligent HostingSM includes the full management of customer hardware, operating systems, and servers within a secure, reliable data center environment. Traffic is distributed over our highly rated Internet backbone or over a private network solution developed to meet the customer’s intranet or extranet requirements.

Based on the business needs, a customer can choose other value-added options including database management, load balancing, security services, back-up and recovery solutions, WebTrends(TM) reporting and managed storage services (including business continuance and managed testing environment). Our fully managed Intelligent HostingSM solutions eliminate the need for customers to monitor and manage hardware and operations, stay abreast of the latest software upgrades and patches, or hire and train the personnel necessary to do the job.

By selecting SAVVIS hosting services, enterprises are able to reduce capital expenditures for expensive networking equipment, eliminate the expense of supporting their servers and avoid having to spend time and money on building a secure data center facility. Our customers get direct connectivity to the SAVVIS network — giving them reliability, availability and security — with no local loop charges, and no router or hub charges. We allow our customers to lease the hosting equipment, which helps to further reduce their capital costs and be able to scale for future business growth.

ACCESS ALTERNATIVES

SAVVIS offers a wide range of scalable Internet access methods ranging from fractional DS-1 through OC-3, and SAVVIS also supports Ethernet access. Whether a customer is using the Internet to conduct business communications or e-commerce, they will get Internet access that is of “mission critical” caliber with SAVVIS. Down the road, if they decide they also need an intranet or extranet, they will not need to design a whole new network. SAVVIS enables its customers to use the excess bandwidth of their existing access circuit to add or change applications virtually instantaneously.

SALES AND MARKETING

We contact potential new customers through our direct sales force and our lead referral program. Our direct salespeople, together with our sales engineers, develop sales proposals for potential new customers.

Direct Sales.    Our direct sales force utilizes a “solution selling” approach, qualifying the customer’s IP networking and hosting requirements. We then bring in product and engineering experts to design the final solution for the customer. Under this approach, we are able to manage the relationship effectively with the customer while utilizing more specialized resources to ensure that the right solution is proposed and implemented. All sales representatives take part in an extensive training program designed to develop in-depth technical expertise so they can better understand customers’ complex networking needs and develop customized solutions. In addition, they participate in “solution selling” training to teach them the best techniques to qualify and sell the SAVVIS product line. We employ approximately 130 people in the U.S. Europe, Asia and Latin America.

Lead Referrals.    We believe additional content providers will be interested in establishing lead referral programs. We seek to enter into relationships with content providers to enable them to deliver their services in a real-time, high quality manner and provide an incremental revenue opportunity through a lead referral commission

Alternate Channels.    In addition to relationships with content providers, we are developing new distribution arrangements with small to large partners. To help these companies compete in today’s changing market, our alternate channels strategy provides companies with network infrastructure, sales and technical support, and value-added data services. Our partners have web access to our lead referral program, free marketing materials and collateral, and an exclusive incentive promotion. Our channel partners will benefit by generating additional revenues, providing a more complete service bundle and reducing customer churn. We have identified distribution opportunities with Internet service providers, competitive local exchange carriers, and other communications and Internet-related companies in the United States, Europe, Asia and Latin America.

Client Solutions.    Our client solutions team is responsible for customer relationship management. The team alerts customers when their bandwidth utilization approaches capacity and advises customers on methods to improve the performance and the security of their network using additional SAVVIS services. This team is also able to cross-sell additional services to existing customers, such as advising on VPN and managed hosting solutions.

Marketing.    Our marketing programs are designed to build national and global awareness of the SAVVIS brand name and its association with high performance, high quality IP VPN, managed hosting, and Internet services. We use brand awareness and direct marketing programs to generate leads, accelerate the sales process, retain existing customers and promote new products to existing customers. Our print advertisements are placed in trade journals, newspapers and special-interest publications. We participate in industry tradeshows, and also use direct mail, e-newsletters, surveys, telemarketing, Internet marketing, on-line and on-site seminars, collateral materials, welcome kits and direct response programs to communicate with existing customers and to reach potential new customers. Our marketing programs are targeted at information technology executives, as well as senior marketing and finance managers. We closely track the impact and effectiveness of our primary marketing programs.

Sales Force Automation.    We use our proprietary sales force automation system to manage all pre-sales communications with our prospective customers. All distribution and tracking of sales leads occur through this system. Sales leads are imported from data sources such as corporate web sites, telemarketing, direct mail and national advertising campaigns, and assigned regionally to the desktops of the appropriate sales representatives. All contact with these prospects is documented in the sales force automation system through every step of the sales cycle, from initial contact to contract receipt. In addition, this system allows sales management to monitor the sales activity of their specific sales representatives and generate sales forecasts based on that activity. Further, our sales force automation system tracks all marketing communications with the prospective customers, allowing us to measure the effectiveness of various collateral materials and marketing campaigns in an effort to optimize our marketing dollars. Lastly, our sales people use our sales force automation system to track and manage their personal sales prospects and to send customized packages of sales literature, brochures and faxes directly from their computer desktops, thereby improving sales efficiency.

CUSTOMERS

We currently provide services to approximately 1,900 customers. In September and October 2001, we entered into five year agreements with Reuters and MoneyLine Telerate which replaced the monthly revenue from the Bridge Information Services network services agreement. The Moneyline agreement was extended in October 2002 for an additional three years, expiring in September 2009. Bridge, which was our largest customer through the fall of 2001, represented approximately 81% and 58% of our 2000 and 2001 revenues, respectively. Reuters (12% and 43% of total revenue in 2001 and 2002, respectively) and MoneyLine Telerate (6% and 30% in 2001 and 2002, respectively) represented approximately 18% and 73% in 2001 and 2002, respectively. No other individual customer accounted for more than 5% of our revenues during the year ended December 31, 2002. We also provide services to many financial service companies and a diverse group of enterprises in legal, retail, media, healthcare and professional services.

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

CUSTOMER SERVICE

Our goal is to provide the highest level of customer service in the industry. We believe that high quality customer service is critical to attracting and retaining customers and to satisfying the rapidly growing data networking, hosting and Internet services needs of these customers. Our comprehensive approach to customer service and satisfaction includes a focus on:

•	providing written guarantees of service quality;

•	providing a choice of services, either standard or fully managed (i.e. outsourced management and equipment included); and

•	providing effective network management, monitoring and support for our customers’ data networks.

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

Customer Call Centers.    Customer support personnel located in call centers in St. Louis, Missouri (24 hours a day, 365 days a year), London, England and Singapore handle service inquiries from our customers from a single, uniform customer database. These personnel are organized in client teams and are highly trained to identify and resolve customer issues rapidly and completely. To track trouble tickets and customer information, we use a proprietary management platform based on Vantive enterprise software, a highly scaleable platform for problem tracking and customer record access and maintenance that is easily accessible by personnel at all of our network operations centers. We use an integrated client/circuit information database that allows our customer support personnel to quickly access a customer’s profile from any of our support centers. In our local markets, we have outsourced field technical services with firms who are experts in Internet protocol, Unix, NT and ISDN technology and who are generally able to respond to customer requests within two hours.

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

Service Level Agreements.    The consistent, reliable performance of the SAVVIS Intelligent IP NetworkSM enables us to provide effective service level agreements to our customers. We believe that companies unable to support a commensurate level of predictable network performance will not be able to provide competitive service level agreements with value to the customer or will do so at substantial risk to their own business.

SAVVIS INTELLIGENT IP NETWORKSM INFRASTRUCTURE

OVERVIEW

The SAVVIS Intelligent IP NetworkSM reaches 45 countries, with facilities in 107 major cities, including 60 international cities and 47 U.S. cities. Our network is based on ATM, frame relay and Internet Protocol (IP) technologies. In addition, our network incorporates 15 PrivateNAPsSM, which allows our Internet traffic to bypass the congested public Internet access points.

We have designed our network to enable us to offer our customers a range of quality service levels with multiple levels of redundancy and transport speeds. Our network is designed with:

Open System Architectures.    Our network is based on Asynchronous Transfer Mode (ATM), frame relay and Internet Protocol technologies. These are open systems networking protocols that are in widespread use in data communications. Internet Protocol is the most commonly used and fastest growing networking protocol in the world. By carrying Internet protocol on our network, we generally allow our customers to connect to their customers, suppliers and remote offices using equipment already installed in their networks and the networks to which they connect. Additionally, by using ATM and frame relay in our network, we enhance network utilization and quality of service, and we are able to easily communicate with third party networks for the delivery of traffic on and off our network without procuring special interface technologies or devices.

Quality of Service Differentiation.    Our network architecture allows us to offer and guarantee different levels of service priority for customers’ different data transmission needs. For example, e-commerce and real-time applications, such as voice, can be assigned the highest level of priority, while other applications, such as e-mail, can be assigned a lower priority of service. By offering a quality of service differentiated product, we enable customers to select a price/performance combination that is appropriate for their needs. In addition, our network gives our customers the capability to run multiple applications, such as Internet access, intranet and private voice, over the same equipment and local access, thereby saving on local network transport and equipment costs.

High Reliability.    We utilize redundant circuits, switches and physical locations to substantially reduce the effects of a single point of failure within our network. This redundancy, combined with our switching and routing equipment, generally enables us to automatically reroute traffic when a failure occurs, resulting in higher overall network performance and integrity. Our backbone switches also incorporate high levels of equipment-specific redundancies, resulting in higher levels of availability than those found in traditional routing platforms. We also employ uninterruptable power supplies and/or electric generator back-ups at each switching facility, designed to mitigate the impact of local power outages on our service performance.

Global Network Components

The components of our network include the following:

Switching Facilities.    There are over 250 Lucent ATM and frame relay switches, providing a highly redundant switch backbone deployed throughout the global SAVVIS Intelligent IP NetworkSM. We have over 200 backbone routers installed and there are over 12,000 customer premise equipment devices located in office buildings and at customer sites. Our switches are located in secure facilities, which provide highly reliable, direct access to high-speed telecommunications infrastructure. In each switching facility, we rent space, install networking equipment, including ATM and/or frame relay switches, routers and high-speed analog and digital modems.

Backbone Capacity.    Our network is designed with a highly redundant backbone infrastructure, including diversely routed long haul and local access connections from multiple carriers. We interconnect our switching facilities through high speed lines leased from a variety of carriers, including Level 3 Communications LLC (“Level 3”), AT&T, Corp. (“AT&T”), Sprint, MCI WorldCom, Inc. and Broadwing, Inc. Our leased line connections range in capacity from 45 Mbps through 620 Mbps in the U.S. and up to 155 Mbps internationally. This backbone network has generally been established in a ring architecture so that at least two diverse paths exist between our switching facilities. The “fault tolerant” configuration of our network allows data packets to travel on two or more alternate paths between different points on our network.

Network-based VPN Infrastructure.    Within our network, we have deployed over 50 Nortel Shasta routers to support our network-based Virtual Private Network (VPN) service. This service is used to provide connectivity between customer sites in private networks that range from two to several thousand sites. The routing intelligence used to route data packets from source site to destination site resides in our network, thus simplifying the complexity of the equipment needed at the customer premise. In addition, customers do not need to get involved in complex “traffic engineering” exercises, where site-to-site connectivity paths and bandwidth requirements are determined, as our network-based VPN service model transparently solves these problems for our customers.

PrivateNAPsSM.    For our customers’ Internet traffic, we have built private network access points, or PrivateNAPsSM, where we generally connect to other Internet backbones through a combination of paid Internet transiting connections and/or settlement free peering connections. For transiting connectivity, we incorporate connections to Sprint Corporation and UUNET, an affiliate of MCI WorldCom, within the United States, and MCI WorldCom, Cable & Wireless, plc, Starhub, Stix and Metrored internationally. These transiting connections allow us to connect to the transiting provider’s Internet network, along with the rest of the Internet for a monthly fee. Since we are a paying customer of each of these Internet backbone providers, we believe we realize better response times, installation intervals, service levels and routing flexibility than Internet service providers that rely solely on free public or private peering arrangements. Our settlement free peering connections enhance our connectivity to the rest of the Internet by providing direct connections to other large Internet backbones. Over these connections, we and our peering partners agree to carry one another’s Internet traffic free of charge for all sites directly connected to our respective networks. We currently have peering arrangements in place with a number of companies, including America Online, Inc., Abovenet, Bell Nexxia, Global Crossing, Level 3 Communications, LLC, Inc., MSN and PSInet (Cogent). These peering arrangements allow for settlement-free, direct connections between networks, where local access charges are generally split evenly between the applicable parties. Smaller Internet service providers typically connect to our network through transit agreements that allow them to connect to our network for a fee. We currently operate 12 PrivateNAPsSM in the U.S., one in London, one in Sao Paulo, Brazil, and one in Singapore.

Our PrivateNAPSM architecture combined with our proprietary routing policies enables us to route customer traffic directly onto the Internet backbone of its destination for a substantial portion of global Internet addresses. This network architecture allows our customers’ Internet traffic to generally bypass congested public Internet network access points, thereby reducing data loss and latency and improving reliability and performance.

Managed Hosting.    We have data center facilities located in St. Louis, San Francisco, Santa Clara, New York, Northern Virginia, London, Tokyo and Singapore. All of these facilities are served by high speed connections for local access. These facilities are built to state-of-the-art levels with high availability, mission-critical environments, including uninterruptable power supplies, back-up generators, fire suppression, separate cooling zones and seismically braced racks. These facilities are accessible 24 hours a day, 365 days a year, both locally and remotely, and have high levels of physical security.

SAVVIS Operations Centers

Our global network operations center located in St. Louis, Missouri, operates 24 hours a day, 365 days a year, and is staffed by our skilled technicians. We also have regional network operations centers in London and Singapore. These regional centers operate for ensuring backup for the St. Louis facility. From these SAVVIS operations centers, we remotely monitor the components of the SAVVIS Intelligent IP NetworkSM, including our PrivateNAPsSM, and perform network diagnostics and equipment surveillance. The SAVVIS operations centers use sophisticated, proprietary network management platforms based on the Lucent NavisCore, HP OpenView, and Nortel Optivity programs to monitor and manage our switching facilities and our routers. Unlike most of our competitors, our entire global network is managed by a single network management system for all SAVVIS products. This makes our customer service uniform worldwide, and makes rolling out new products far easier than having to deal with the myriad of legacy systems with which our competitors often have to contend.

TECHNOLOGY OVERVIEW

Private networks. Private networks typically comprise a number of private, leased lines that interconnect multiple corporate locations. The advantages of private lines include quality, since capacity is reserved for the exclusive use of the network owner, and security, since the owner’s data transmissions are not commingled with those of other customers. Private line networks have been most popular in the U.S., where capacity prices are lowest. While private lines are typically secure and reliable, they do not use network capacity efficiently and are not flexible or scaleable as changes in network topology are implemented.

Shared networks.    Until recently, prices for long-haul telecommunications capacity outside of the U.S., particularly international capacity, were relatively expensive. Since the advent of data networking, only users with extremely high capacity requirements invested in private networks in these locations. Most other users employed shared networking technologies, whereby multiple corporate locations would be interconnected with the data network of a major telecommunications carrier or value-added network service provider for carriage to the appropriate destination. X.25 was an early open shared network protocol that was designed to support mission-critical communications over analog networks. Historically, X.25 has been extremely popular outside of the U.S., where private line networks have remained expensive, and in developing markets, where the telecommunications infrastructure is sometimes unreliable. X.25 contemplates extensive error detection and data recovery processes, which slows the effective rate of transmission.

Today, ATM, frame relay and Internet Protocol are driving the migration of traffic from private line networks to shared networks and from older open protocols such as X.25 to newer architectures.

Frame Relay.    Frame relay evolved from X.25 networks and today is widely used for applications such as local area network-to-local area network communications. Unlike X.25, frame relay does not perform any complex error detection or error recovery of data. As a result, it is a simpler and faster technology. Frame relay circuits are effective to create a network of interconnected sites because each site needs only one physical link into the frame relay network to communicate with all other sites. Over this physical link, separate virtual circuits are defined to the remote endpoints to which each site needs to directly interconnect. Frame relay is less costly than point-to-point private networks, and its software-defined “virtual circuits” make it easier to alter network topology as connectivity requirements change. One limitation of the frame relay protocol is its application for real-time services. Frame relay packets are variable in length, and as large data files transit the network they can cause delays at key aggregation and switching points, often causing other traffic to be delayed. These delays can materially degrade the quality of real-time services such as voice and video. A second limitation of frame relay is the inherent difficulty in scaling out a network that requires separate virtual circuits for each remote endpoint. Small networks are relatively straightforward to build in this fashion, but larger networks create problems in determining which sites need to directly interconnect and in determining the appropriate network resources (such as bandwidth) to reserved for each virtual circuit.

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

Additionally, ATM data cells are small and fixed in size, facilitating high-speed line transport at speeds up to 10 billion bits per second. One limitation of ATM is that the benefits created by the small, fixed nature of ATM cells also create incremental traffic on the network. Each cell requires its own identification and addressing information, which is repeated in each of many individual ATM cells that comprise a given data transmission. The replication of this “header” information generates additional overhead for the network, requiring the network operator to provision additional transmission capacity. Finally, since ATM is connection based (using virtual circuits between sites, much like frame relay), the same scaling problems associated with frame relay apply to ATM.

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

Our Network.    We have built the SAVVIS Intelligent IP NetworkSM to take advantage of the rapid growth of Internet Protocol in corporate networks, to offer customers the ability to run multiple applications on a single network and to allow customers to choose the quality of service level which best meets their needs. By building our network to run Internet Protocol over ATM, we allow our customers to overcome the limitations of Internet Protocol and designate the level of priority to be accorded to their traffic. Furthermore, our network-based VPN service provides our customers with a simpler and more flexible interconnection model for private networking service. By locating the routing intelligence inside the network, we are able to simplify the networking model presented to the customer by making transparent the details of routing and traffic engineering.

COMPETITION

The telecommunications industry underwent dramatic changes in 2002. Some of SAVVIS’ most formidable competitors filed for bankruptcy, and others ceased operations in some markets; for them, consolidation and restructuring will continue to be a primary focus for 2003. Some of our other primary competitors will continue to have greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships in the industries that we operate in than we do.

We believe that a highly reliable network infrastructure, a broad range of quality products and services, a knowledgeable sales force and quality customer support are the primary competitive factors in our targeted markets and that price is generally secondary to these factors. We believe that we presently are well positioned to compete favorably with respect to most of these factors. Our current and potential competitors in our targeted markets include:

VPN and Data Networking Companies.    While global competitors such as Cable & Wireless, Concert, Global One and Global Crossing have become less of a competitive threat because of financial woes, SAVVIS continues to face global competition from data networking companies such as Equant N.V. and Infonet Services Corporation. In addition, many competitors in the U.S. offer traditional data communications services, such as AT&T, Sprint, and Qwest, as well as WorldCom and Level 3. While WorldCom filed for bankruptcy in 2002, it continues to retain a major portion of its customer base, and is expected to emerge from bankruptcy as a formidable competitor. All of these companies have experience in offering tailored services such as ATM, frame relay, private line, Internet access and network outsourcing. In addition the regional bell operating companies (RBOCs) such as Verizon and SBC, are increasingly obtaining inter-LATA authorizations to provide data communications services to business customers on an interstate and international basis, and thus are emerging as new competitors in this sector.

Managed Hosting Competitors.    Two of the top U.S. hosting market share leaders, Digex and Exodus were purchased by WorldCom and Cable & Wireless, respectively, and therefore have been adversely affected by their owners’ financial condition. This has limited the number of competitors in the hosting market. As well, some companies have exited the market all together, such as Intel Online Services (IOS), which gave SAVVIS the opportunity to assume some of IOS’ assets and customers. As a result, the share of the managed hosting market is shifting, with IBM emerging as the dominant player. Other carriers and Internet service providers are also in the hosting market, including AT&T, Sprint and Qwest, although they are consolidating their assets. Most of these competitors have been more focused on colocation services rather than managed hosting.

Internet Service Providers.    Our current and potential competitors in the market include Internet service providers with a significant regional, national or global presence targeting business customers, including formidable competitors such as AT&T and Sprint. Other competitors include Level 3, Cable & Wireless, and UUNET (owned by WorldCom).

Telecommunications Carriers.    Many large carriers, including AT&T, WorldCom, British Telecommunications plc, Deutsche Telekom AG and Sprint Corporation, offer data networking and Internet access services. They compete with us by bundling various services such as local and long distance voice, data transmission and video services to their business customers. We believe that there is a move toward horizontal integration by telecommunications companies through acquisitions of or joint ventures with Internet service providers to meet the Internet access and data networking requirements of business customers. Furthermore, the RBOCs are increasingly gaining authority to bundle theses various services, as well. Accordingly, we expect to experience increased competition from these telecommunications carriers and RBOCs.

REGULATORY MATTERS

Overview

The following section describes laws and regulatory developments that we believe are currently applicable to our business. It does not cover all present or pending federal, state, local or foreign regulations affecting the communications industry.

Regulatory Analysis by Service Type

We offer three general categories of services and products today, which we deliver over leased facilities and market under various different trade names: Managed IP, High Bandwidth Internet Access and Managed Hosting.

Managed IP.    The core of our managed IP services business is providing managed data networking services to corporate customers. The managed data networking services that we provide are generally characterized as data transmission services or value added services for licensing purposes. We are authorized by law or by individual license or a general authorization obtainable by simple notification or declaration by an automatic “class” license to provide these services in all countries in which we expect to generate significant revenue from managed IP services, including the United States, Canada, France, Germany, Italy, the United Kingdom, Australia, Hong Kong, Japan, and Singapore.

High Bandwidth Internet Access.    The high bandwidth Internet access services that we offer generally do not require any authorization beyond those required for managed data networking services and value added services. In many countries, Internet services are less heavily regulated than other enhanced data services. In the United States, for instance, no individual authorization is currently required for provision of Internet access. However, because Internet and IP technology is so new, regulations concerning Internet access remain ill defined or in flux in many countries, including in the United States. Further, voice over the Internet or voice over IP (collectively referred to as “VOIP”) may be regulated as traditional voice service in certain countries. Moreover, countries that today impose few restrictions on the provision of Internet services, including VOIP, may, in the future, adopt rules regulating VOIP services similarly to basic voice telecommunications services. In addition, there is a risk that customers may attempt to use our network to access the Internet in countries that may prohibit or restrict such access or, after accessing the Internet, may create or view content or engage in other activities that certain countries may wish to prohibit or restrict. We may limit this risk by discontinuing such access if measures are taken or threatened by the pertinent authorities to restrict the use of our network for these purposes.

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

U.S. REGULATORY MATTERS

Our existing and planned data networking, Internet and hosting operations are not generally regulated by the Federal Communications Commission (“FCC”) or any other government agency of the United States at the present time, other than regulations that apply to businesses generally.

Federal Regulatory Matters.    The Telecommunications Act of 1996 distinguishes between telecommunications services, which are regulated at the federal level by the FCC, and information services, which are not currently regulated by the FCC. This Act defines “telecommunications services” as “transmission, between or among points specified by the user, of information of the user’s choosing, without change in the form or content of the information as sent and received.” This Act defines “information services” as “the offering of a capability for generating, acquiring, storing, transforming, processing, retrieving, utilizing, or making available information via telecommunications.” The provisioning of telecommunications services on a common carrier basis requires FCC authorization, as well as contributions to the federal universal service fund (“USF”) based on interstate and international revenues. Providers of telecommunications services on a private carrier basis are not required to obtain a specific authorization, but are required to make USF contributions based on international and interstate telecommunications revenues. Intrastate telecommunications services are subject to regulation by the relevant state public utility commission and may be subject to licensing requirements, tariffs, and/or subsidy mechanisms.

Certain services may have components of both “telecommunications” and “information.” In its 1998 Report to Congress on Universal Service the (“Stevens Report”), the FCC identified such services as “hybrids,” defined as “services in which a provider offers a capability for generating, acquiring, storing, transforming, processing, retrieving, utilizing or making available information via telecommunications, and as an inseparable part of that service transmits information supplied or requested by the user.” The FCC has determined that certain hybrid services are exempt from federal regulation.

We believe that the products and services we offer, whether on a facilities or resale basis, largely qualify as information services as defined by the Telecommunications Act or exempt hybrid services as classified by the FCC and thus are not subject to federal regulation. There remains some uncertainty at the FCC regarding the distinction between information and telecommunications services. Moreover, while we provide these services on a resale basis today, we may elect to acquire the capability to provide certain of these services on a facilities basis in the future. If so, we will need to consider at that time whether such services would qualify as regulated services under the Telecommunications Act. Moreover, there is also some risk that the FCC could determine that our products and services as currently provided required specific authorization or are subject to USF obligations or other regulations. In such case, we may be required to obtain such authorizations, make such payments and/or comply with other regulatory obligations.

With respect to universal service, in the Stevens Report, the FCC stated that “in those cases where an Internet service provider (“ISP”) owns transmission facilities, and engages in data transport over those facilities in order to provide an information service, we do not currently require it to contribute to universal service mechanisms.” The FCC also explained that while it may be “advisable” to require facilities-based ISPs to contribute, it would refrain from doing so because of “significant operational difficulties associated with determining the amount of an Internet service provider’s revenues to be assessed for universal service purposes and with enforcing such requirements.” These same operational difficulties and enforcement problems could also theoretically apply to other types of facilities-based enhanced data service providers.

Subsequently, at least one federal appeals court has found that, when an ISP owns the transmission facilities, it provides “telecommunications” services as defined in the 1996 US Telecommunications Act. In response partially to that decision, the FCC has taken a number of steps to address the regulatory status of access to the Internet over cable and other facilities. Accordingly, the FCC continues to consider whether or not facilities-based providers of Internet access services should be required to unbundle the “information” portion from the “telecommunications” portion of their services. If the FCC adopts such a requirement, all facilities-based ISPs could be required to contribute to the USF based on revenues derived from providing the telecommunications services underlying provision of their information service offerings. To the extent that we elect to become or are deemed to be a facilities-based ISP, we would therefore be required to make these USF contributions.

There are numerous proceedings pending before the FCC regarding the appropriate regulatory classification of broadband Internet access services, and other data transmission services. Although the FCC has tentatively concluded that broadband wireline Internet access services are “information services”, there is no guarantee that the FCC will adopt this tentative conclusion, or that the FCC will not impose regulatory obligations on providers of broadband Internet access services, such as USF contribution requirements. Even if the tentative conclusion is adopted, it is unclear what effect such a ruling would have on the regulatory classification of our data networking services. In February 2003, the FCC adopted rules for network unbundling obligations of incumbent local exchange companies (ILECs). Review of the FCC’s report and order in this proceeding, which has not been released, will be required to evaluate any effects on the level of competition resulting from changes to the ILEC obligations to provide certain unbundled network elements to competitors at discount rates.

Services offered over the Internet or using Internet protocol may present distinct regulatory issues. Advancements in technology are increasingly narrowing the distinctions, from a customer’s perspective, between traditional or basic telecommunications services and Internet protocol or Internet-based services, and thus may lead regulators to reassess their treatment of such services. The regulatory classification and treatment of some of these services has not been resolved authoritatively in the United States, at either the federal or state level, and it is possible that various internet-related services will be subject to prior authorization and to as yet undefined terms and conditions under which such authorizations may be granted.

There also is some uncertainty about the regulatory status of voice services provided over data networks. In the Stevens Report, for instance, the FCC concluded that some of the services currently offered over the Internet, such as phone-to-phone IP telephone services, may be functionally indistinguishable from traditional telecommunications service offering, and that their non-regulatory status may have to be reexamined. The FCC currently is reviewing whether certain charges that apply to regulated long distance services should likewise apply to Internet telephony. The outcome of this proceeding may resolve whether Internet telephony services should be classified as telecommunications services or information services on a going-forward basis. Therefore, there is some risk that Internet telephony and other voice services that we may offer in the future could be subject to regulation, including requirements to make USF contributions, and that those services could be treated similarly to voice services provided over conventional circuit-switched network facilities for purposes of making payments to local telephone companies for origination and termination of call and for other purposes.

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

Because SAVVIS bundles its data transmission services with information services, we do not believe our services are regulated at the state level for similar reasons that our services are not regulated by the FCC. However, very little case law exists on the regulation of information or hybrid services at the state level. As such, it is less clear as to how most states currently regulate these types of services. However, generally, state public utility commissions have followed federal interpretations in this area and few of our competitors in the enhanced data service providers industry have obtained state certifications. However, states are beginning to review the provision of intrastate Internet telephony services and some states have determined those services to be telecommunications services subject to regulation. The FCC has been asked to rule that states do not have jurisdiction over Internet telephony services, but the outcome of that proceeding is unpredictable. Therefore, to the extent that we offer Internet telephony services within a state, those services could be determined to be subject to state regulation.

Future Federal and State Developments.    We do not believe we are generally subject to direct regulation by the FCC or any other federal or state governmental agency, other than regulations that apply to all business organizations. However, the FCC and state regulators continue to review their regulatory positions on the usage of the basic network and communications facilities by the Internet companies. Moreover, various existing U.S. federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which the telecommunications industry operates. We cannot predict the outcome of these proceedings, or the impact they may have on the telecommunications or information services industries generally, or on us particularly. In addition, we cannot assure you that future legislative, regulatory or judicial changes in the United States or other countries in which we operate will not have a material adverse impact on our business. To the extent that future regulatory licenses or permissions are necessary or useful for us to provide our services, however, we will seek to obtain those licenses and permissions and do not believe that such applications will be denied or we would face processing delays that will have a material adverse effect on us. Moreover, if new regulations are imposed on our industry, or existing regulations are extended to cover our industry, these regulations will almost certainly also apply to all similarly situated parties offering comparable services, including our competitors.

INTERNATIONAL REGULATORY MATTERS

World Trade Organization Agreement and its Implications.    In December 1993, 54 countries during the Uruguay Round of World Trade Organization (“WTO”) negotiations made commitments to permit market access for Value-Added Services. This Agreement on Basic Telecommunications Services (the “BAT”) formally entered into force, binding the signatory countries, on February 5, 1998. By the end of 2002, approximately 90 countries had made commitments with respect to basic services. Another round of WTO negotiations (referred to as the Dohn Round) is underway but is not expected to be completed until 2004.

Despite enactment of the WTO agreement on telecommunications services, regulatory obstacles continue to exist in a number of signatory countries. Some signatory countries made only limited commitments in terms of the services that they were willing to liberalize and the timeframe in which they were willing to do so. For example, in 2001, China committed only to phase-in geographic and foreign investment liberalizations over a six year period, culminating in country wide access in basic telecommunications services at the end of such period, however, subject to a cap of 49% on ownership by foreign investors. With respect to value added services, China will liberalize within two years, subject to a 50% foreign investment cap. Most of the countries that maintain telecommunications monopolies, however, have generally not participated in the WTO negotiations. Moreover, some less developed signatory countries are not well prepared for competition or for effectively regulating a liberalized market; gaining the requisite experience and expertise is likely to be a long and difficult process. Finally, even in the more liberalized countries, there remains considerable “post-liberalization red tape,” such as complicated licensing rules, foreign ownership limits, high fees and undeveloped competition and interconnection safeguards. Nevertheless, we believe that, overall, the WTO Agreement, and its implementation by the signatory countries, offers us significant opportunities to provide our services to and from these countries.

SAVVIS’ International Operations and Authorizations.    Our major regional markets outside the United States consist of Canada, the European Union and the Asia Pacific Rim. As is true in the United States, the market for our managed IP VPN, Internet access and managed hosting services in each of the major economies within these regions are now open to foreign competition, including Canada, France, Germany, Italy, the United Kingdom, Australia, Hong Kong, Japan, and Singapore. We believe that we are authorized to provide our services as an independent operator under the applicable telecommunications regulations in each of these countries.

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

Most other countries that we believe represent significant revenue potential have opened their markets to our data networking and Internet access services, although authorization is required in many of them. We are authorized in Argentina, Austria, Belgium, Brazil, Chile, Denmark, Finland, Greece, Ireland, Korea, Luxembourg, Malaysia, the Netherlands, New Zealand, Norway, Poland, Puerto Rico, Spain, Sweden, Switzerland, and Taiwan to provide data networking and Internet access services.

In certain other countries throughout Asia, Latin America and the Middle East regulatory and market access barriers prevent us from providing services directly to customers. Our business plan does not contemplate selling significant services in any of these countries in the near term. Therefore, we do not believe that our inability to offer services directly to customers in these countries is significant. In many of these countries, we are able to provide certain services through licensed distributors.

Specific Country and Regional Regulations.

Canada.    Communications services in Canada are governed by the Telecommunications Act of 1993 and administered by the Canadian Radio-Television and Telecommunications Commission (“CRTC”). This Act requires that providers of international telecommunications services obtain a license; however, no specific license is required to provide domestic telecommunications services. SAVVIS has obtained a Class A License for the Provision of Basic International Telecommunications.

European Union.    Over the last decade, the European Union has established a comprehensive and flexible regulatory system, culminating in the full liberalization of telecommunications networks and services effective on January 1, 1998. Today, fifteen European Union (EU) member countries have adopted this liberalized telecommunications regime, incorporating the principles set forth in the EU legislation into their respective domestic legal frameworks.

In 2002, the EU adopted a series of new Directives that extend telecommunication regulation to electronic communications networks and services, including broadcasting networks and the Internet. The philosophy of the new Directives is to impose heavy regulatory obligations only on entities that hold a dominant position as that term is defined under competition law, and to lighten regulation for all other players. The new Directives abolish individual licensing procedures in most cases, give more discretion to national regulatory authorities in each Member State, and provide for a progressive phasing out of regulation as the markets become effectively competitive. While the new Directives should continue the trend of removing regulatory barriers to our activities in Europe, we cannot predict with certainty how the new Directives will be implemented in each country, and how they will be applied day-to-day by the national regulatory authorities.

Among the Directives, Directive 2000/31/EC provides that network services providers are generally exempt from liability for the content transmitted on their networks, on condition that the provider (a) does not initiate the transmission; (b) does not select the receiver of the transmission; and (c) does not select or modify the information contained in the transmission. This Directive also provides for exemption from liability for caching and hosting activities, subject to certain conditions, including an obligation promptly to remove or disable access to illegal content upon becoming aware of its existence. The Directive provides that service providers shall not have a general obligation to monitor content stored or transmitted on their network. While Directive is intended to provide harmonized liability provisions for networks service providers and Internet access and service providers in Europe, the implementation of the Directive in Member States has been inconsistent. Moreover, the Directive does not apply to national criminal laws that may impose liability for transmitting or storing certain kinds of illegal content.

Directive 2002/58/EC imposes on network service providers a general obligation to implement security measures appropriate to the risk presented, having regard to the state of the art and cost of implementation. This Directive further requires network service providers to inform customers of any special risks of a breach of security of the network, and imposes on a network service provider the obligation to take, at its own cost, appropriate and immediate measures to remedy any new, unforseen security risks. A failure to ensure an “appropriate” level of security can give rise to liability. The application of these provisions in national law varies considerably, depending in large part on national tort law. Directive 2002/58/EC also requires network service providers to erase or render anonymous traffic data as soon as such data is no longer needed for billing, without prejudice to national law enforcement requirements. By contrast, since the September 11, 2001 terrorist attacks, European governments have increasingly imposed obligations on network service providers not only to retain traffic data, but to provide mechanisms permitting law enforcement authorities to monitor such data. The cost of these measures can be significant, and is currently the subject of debate in a number of Member States.

The Data Protection Directive imposes significant privacy-related obligations on data “controllers,” defined by the Directive as those who determine how personal information will be used and how it will be processed. The Directive also contemplates that controllers will engage third parties to assist them in processing the data (e.g., compiling, collecting, storing, and disseminating). The Directive’s substantive privacy obligations (notice and access) do not apply to processors. Data processors are subject only to two limited requirements. First, processors may not use or process data except as specified by the data controller. Second, processors must implement appropriate technical and organizational measures to protect the personal information in their possession from loss, alteration or misuse.

United Kingdom.    The Telecommunications Act of 1984 provides the regulatory framework for the provision of telecommunications services in the United Kingdom, our largest single market in terms of revenue within the European Union. Our services are provided under the Telecommunications Services Class License. This Class License authorizes the running of systems, so long as each system does not link more than twenty sets of premises, for the provision of fixed telecommunications services of any description, other than international voice services, broadcasting and conditional access services. The class license allows us to connect our network to essentially any other licensed system and to provide commercial services to third parties from up to twenty premises. Internet access services are not subject to additional service-specific regulation.

A new regulatory framework, in line with the new European directives, is expected to replace the 1984 Act later this year; a Communications Bill, which would repeal most of the provisions of that Act, is currently before Parliament for consideration. In line with the EU Directives, the new framework will remove the licensing requirement and replace it with a general authorization permitting the provision of electronic communications networks and services, subject to a notification procedure and to conditions set by the national regulatory authority (“OFCOM”). New operators will therefore be free to enter the market without having to apply for a license, but will have to notify OFCOM and comply with regulatory obligations to be developed by it in accordance with the revised European framework.

Asia-Pacific Rim.    Degrees of liberalization vary significantly with respect to telecommunications among the countries in the Asia-Pacific Rim. For instance, Australia and New Zealand have fully liberalized the sectors. Japan, Singapore, Taiwan, Malaysia and South Korea have also opened their markets to foreign competition, however, various regulatory barriers continue to impose costs on new market entrants, effectively restricting competition. In addition China, India, Indonesia, the Philippines and Thailand continue to restrict direct foreign investment in the telecommunications sector to minority ownership or prohibit it all together.

OTHER PERTINENT REGULATORY DEVELOPMENTS

The laws and regulations relating to the liability of Internet access providers for information carried on or disseminated through their networks are currently unsettled both in the United States and abroad. Several private lawsuits seeking to impose liability on online services companies and Internet access providers are pending in U.S. courts. The imposition of the potential liability on us and other Internet access providers for information carried on or disseminated through our systems could require us to implement measures to reduce our exposure to this liability, which may in turn require the expenditure of substantial resources or the discontinuance of various service offerings.

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

INTELLECTUAL PROPERTY

We rely on a combination of trademark, service mark, trade secret, patent and other intellectual property law and contractual restrictions to establish and protect certain proprietary rights in our services. We have registered trademarks for our business name and several product and service names and marketing slogans. We have also registered various Internet domain names in the United States and various other countries in which we operate in connection with the SAVVIS public website. In addition, we have applied for patents and trademark protection for various other products, services and marketing slogans. We do not hold any material licenses, franchises or concessions. We enter into confidentiality and invention assignment agreements with our employees and consultants and control access to and distribution of our proprietary information.

EMPLOYEES

As of December 31, 2002, we employed 825 full-time persons, of which 428 were engaged in engineering, operations and customer service, 317 in sales, sales support, product management and marketing, and 80 in finance and administration. None of our employees are represented by a labor union, and we have not experienced any work stoppages to date. We consider our employee relations to be good.

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

RISKS RELATED TO OUR BUSINESS

A MATERIAL REDUCTION IN REVENUE FROM EITHER OF OUR TWO LARGEST CUSTOMERS, WHO REPRESENT APPROXIMATELY 73% OF OUR REVENUES, WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Reuters and MoneyLine Telerate accounted for approximately 73% of our revenue in 2002. While these customers are contractually bound to purchase minimum amounts of our services each year, material defaults by us under the agreements or failure by us to maintain the service level commitments could lead to reductions in the amount of services they purchase and/or termination of the respective agreements. In addition, the contracts provide that a business downturn that negatively impacts either Reuters or MoneyLine Telerate could also lead to a reduction of their respective obligations to purchase our services. The loss of either of these customers, or a significant reduction in the amount of our services that either customer purchases, could materially reduce our revenues which, to the extent not offset by cost reductions or new customer additions, could materially reduce our cash flow. Revenues from Reuters and Moneyline declined approximately 13% in the fourth quarter of 2002 from the fourth quarter of 2001. We expect Reuters revenue will continue to decline in 2003 and, if revenue from Reuters continues to decline at the current rate, its purchase of current services may not satisfy its contractual purchase requirements. We are in discussions with Reuters in accordance with the terms of the contract about the level of services required by them under contract, potential new services that would allow them to meet their current contractual commitments, and potential contractual adjustments in the minimum commitments. If Reuters does not order new services from us or materially fails to meet their commitments to us, our cash flow could be adversely affected. Furthermore, Reuters owns 51% of a joint venture company which competes directly with SAVVIS and which was formed to be Reuters preferred network partner. Reuters could migrate material business from SAVVIS to its joint-venture company which could materially reduce our revenues.

WE EXPECT TO CONTINUE TO INCUR SUBSTANTIAL NET LOSSES.

We incurred losses of approximately $164.9 million and $288.9 million in 2000 and 2001, and had net income of $13.9 million in 2002 due to one-time gains on the extinguishment of debt of $97.9 million. We had negative cash flows from operating activities of $79.8 million, $41.9 million and $45.0 million in 2000, 2001 and 2002, respectively. We expect to incur significant net losses at least through 2003.

Our revenues and operating results are affected by a number of factors including the following:

•	demand for and market acceptance of our data networking, Internet access and hosting services;
•	increasing sales, marketing and other operating expenses;
•	the duration of the sales cycle for our services;
•	the announcement or introduction of new or enhanced services by our competitors;
•	changes in the prices we pay for local access connections, Internet connectivity and longhaul backbone connections;
•	the timing and magnitude of capital expenditures, including costs relating to the expansion of operations.

Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as indications of future performance. In addition, these factors may impact our long-term viability.

It is possible that in some future periods our results of operations may fall below the expectations of investors. In this event, the price of our common stock may fall.

WE ARE CONTROLLED BY PARTIES WHOSE INTERESTS MAY NOT BE ALIGNED WITH YOURS.

Investment partnerships sponsored by Welsh, Carson, Anderson & Stowe (“Welsh Carson”) currently own approximately 56% of our outstanding voting stock. During 2002, in order to obtain additional funding for our operations, we issued $203.1 million of our 11.5% convertible preferred stock, including $139.8 million to investment partnerships sponsored by, and individuals affiliated with, Welsh Carson. The preferred stock is convertible into our common stock at $0.75 per share and votes with our common stock on an as-converted basis. The Welsh Carson affiliates currently have the right to appoint the majority of the Board of Directors. We granted certain holders of the preferred stock registration rights and pre-emptive rights. In addition, the holders of preferred stock are entitled to premiums in change of control situations. These factors, among others, could result in decisions concerning our operations or financial structure that may present conflicts of interest between the Welsh Carson affiliates and the other preferred stockholders and our other common stockholders.

WE HAVE EXPERIENCED REVENUE LOSSES FROM REDUCTIONS IN SERVICES BY CUSTOMERS, PRICE REDUCTIONS ON SERVICES AND CUSTOMER TURNOVER IN THE PAST AND MAY CONTINUE TO DO SO IN THE FUTURE. IF WE CONTINUE TO EXPERIENCE SUCH REVENUE LOSS WITHOUT A CORRESPONDING GROWTH IN NEW CUSTOMERS OR SERVICES, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

Revenue loss occurs for several reasons, such as individual site reductions in customer networks, price reductions, voluntary disconnection by customers who choose to switch to a competing service and termination for nonpayment of bills or abuse of the network. We have experienced revenue loss in the past and as our customer base grows these revenue losses may continue or even increase. In addition, due to the downturn in the technology and Internet sector of the economy, we may see increased customer turnover as these customers reduce their operations or cease to do business. If, in the future, we were to lose a large number of customers without signing contracts with new customers, there could be an adverse impact on our business.

OUR BRAND IS NOT AS WELL KNOWN AS SOME OF OUR COMPETITORS. FAILURE TO DEVELOP BRAND RECOGNITION COULD HURT OUR ABILITY TO COMPETE EFFECTIVELY.

We need to strengthen our brand awareness to realize our strategic and financial objectives. Many of our competitors have well-established brands associated with the provision of data networking, Internet access and hosting services. The promotion and enhancement of our brand also will depend in part on our success in continuing to provide high quality data networking, Internet access and hosting services. We cannot assure you that we will be able to maintain or achieve these levels of quality.

WE MAY NOT BE ABLE TO MEET THE OBLIGATIONS UNDER OUR SERVICE LEVEL AGREEMENTS.

We have service level agreements with substantially all of our customers in which we provide various guarantees regarding our levels of service. If we fail to provide the levels of service required by these agreements, our customers may be entitled to terminate their relationship with us or receive service credits for their accounts. If Reuters, MoneyLine Telerate or a significant number of other customers become entitled to exercise, and do exercise, these rights, our revenues could be materially reduced.

WE MAY MAKE ACQUISITIONS OR ENTER INTO JOINT VENTURES OR STRATEGIC ALLIANCES, EACH OF WHICH IS ACCOMPANIED BY INHERENT RISKS.

If appropriate opportunities present themselves, we may make acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

•	the difficulty of assimilating the operations and personnel of the combined companies;

•	the risk that we may not be able to integrate the acquired services, products or technologies with our current services, products and technologies;

•	the potential disruption of our ongoing business;

•	the inability to retain key technical and managerial personnel;

•	the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;

•	increases in reported losses as a result of charges for in-process research and development and amortization of goodwill and other intangible assets;

•	the adverse impact on our annual effective tax rate;

•	difficulty in maintaining controls, procedures and policies; and

•	the impairment of relationships with employees, suppliers and customers as a result of any integration.

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

FAILURES IN OUR NETWORK, INCLUDING ANY BREACH OF SECURITY, COULD DISRUPT OUR ABILITY TO PROVIDE OUR SERVICES, INCREASE OUR CAPITAL COSTS, RESULT IN A LOSS OF CUSTOMERS OR OTHERWISE NEGATIVELY IMPACT OUR BUSINESS.

Our ability to implement our business plan successfully depends upon our ability to provide high quality, reliable services. Interruptions in our ability to provide our services to our customers, through the occurrence of a natural disaster or other unanticipated problem, could adversely affect our business and reputation. In addition, our network could be subject to unauthorized access, computer viruses and other disruptive problems caused by customers, employees or others. Unauthorized access, computer viruses or other disruptive problems could lead to interruptions, delays or cessation of service to our customers. Unauthorized access could also potentially jeopardize the security of confidential information of our customers or our customers’ end-users, which might expose us to liability and also deter potential customers. We may be unable to implement disaster recovery or security measures in a timely manner or, if and when implemented, these measures could be circumvented through the reoccurrence of a natural disaster or other unanticipated problem, or as a result of accidental or intentional actions. Resolving network failures or alleviating security problems may also require interruptions, delays or cessation of service to our customers. Accordingly, network interruptions or breaches of security on our network may result in a loss of customers, liability and damage to our reputation.

RISKS RELATED TO OUR INDUSTRY

DATA AND VPN NETWORKING, DEDICATED ACCESS AND HOSTING SERVICES ARE NEW AND RAPIDLY GROWING MARKETS, BUT THIS GROWTH MAY NOT CONTINUE.

According to International Data Corporation, Forrester Research, Meta Group, and Infonetics, leading independent research firms, the market for data networking and VPN’s, Internet access, and hosting services has been growing rapidly. If these markets do not grow as expected, or our anticipated share of that market does not grow as expected, our revenues could be less than expected.

In addition the market for VPN’s and hosting are in an early stage of growth. As a consequence, current and future competitors are likely to introduce competing services, and it is difficult to predict the rate at which the market will grow or at which new or increased competition will result in market saturation. We face the risk that the market for VPN networking and hosting may fail to develop or may develop more slowly than we expect, or that our services may not achieve widespread market acceptance. Furthermore, we may be unable to market and sell our services successfully and cost-effectively to a sufficiently large number of customers.

THE CURRENT GENERAL ECONOMIC DOWNTURN IS ADVERSELY AFFECTING OUR INDUSTRY.

The U.S. economy has suffered a sharp decline. The telecommunications industry has been particularly hard hit by this downturn. We, like many telecommunications companies, have seen our stock price fall dramatically, and our ability to raise future funding, if required, in the public and private markets could be severely limited. Many of our customers and potential customers have reduced their expenditures for telecommunications services, including our services, and in some cases delayed decisions to roll out our services or decisions to make initial evaluations of our services. Some of our customers, which are startup or emerging businesses themselves, have experienced a sharp decline in their businesses. We may experience difficulty in the future with respect to the collections of receivables. Some of our vendors are also telecommunications companies and are also experiencing difficulties. If some of our vendors cease operations, or are acquired by competitors, competition among our vendors could be reduced and prices for communications services we acquire could be increased. A continuation of this economic downturn, and the results thereof, could have a material adverse effect on our business.

THE MARKETS FOR DATA NETWORKING, INTERNET ACCESS AND HOSTING ARE HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

The markets for data networking, Internet access and hosting services are extremely competitive, and there are few significant barriers to entry. We expect that competition will intensify in the future, and we may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully in these markets. Many of our existing competitors have greater market presence, engineering and marketing capabilities and financial, technological and personnel resources than we do. As a result, as compared to us, our competitors may:

•	develop and expand their networking infrastructures and service offerings more efficiently or more quickly;

•	adapt more rapidly to new or emerging technologies and changes in customer requirements;

•	take advantage of acquisitions and other opportunities more effectively;

•	develop products and services that are superior to ours or have greater market acceptance;

•	adopt more aggressive pricing policies and devote greater resources to the promotion, marketing, sale, research and development of their products and services;

•	make more attractive offers to our existing and potential employees;

•	establish cooperative relationships with each other or with third parties; and

•	more effectively take advantage of existing relationships with customers or exploit a more widely recognized brand name to market and sell their services.

Our competitors include:

•	backbone providers that may provide us connectivity services, including AT&T, Cable & Wireless plc, Level 3 Communications, Sprint Corporation and MCI WorldCom; and

•	global, national and regional telecommunications companies, including regional Bell operating companies, Infonet and Equant.

SAVVIS MAY HAVE TO COMPETE WITH AN INCREASED NUMBER OF COMPETITORS, INCLUDING THOSE WHICH ENTERED BANKRUPTCY AND MAY EMERGE FINANCIALLY STRONGER AFTER HAVING REDUCED THE AMOUNT OF THEIR OUTSTANDING DEBT.

We expect that new competitors will enter the data networking, Internet access and hosting markets. Such new competitors could include computer hardware, software, media and other technology and telecommunications companies, as well as satellite and cable companies. A number of telecommunications companies and online service providers currently offer, or have announced plans to offer or expand, their data networking services. Further, the ability of some of these potential competitors to bundle other services and products with their data networking services could place us at a competitive disadvantage. For example, Reuters Group plc, a news and financial information distributor, and Equant N.V., an international telecommunications provider, formed a joint venture for the purposes of offering Internet protocol network services to the financial services industry. Various companies are also exploring the possibility of providing, or are currently providing, high-speed data services using alternative delivery methods, including the cable television infrastructure, direct broadcast satellites, all optical networks, gigabit ethernet, wireless cable and wireless local access. In addition, Internet backbone providers may benefit from technological developments, such as improved router technology, that will enhance the quality of their services. Many RBOCs are also obtaining authority to provide inter-LATA services, and thereby competing directly with data service providers, such as SAVVIS. Lastly, the FCC through its recently concluded UNE-P proceeding has changed the requirements concerning the provision by ILEC’s of an unbundled network element platform to competitors at discounted rates. The FCC order and report, however, has not yet been released. Because we purchase telecommunications services from local competitors, this may result in decreased local competition and increased costs for purchasers of local telecommunications services such as SAVVIS, and thus increased prices to our customer.

OUR FAILURE TO ACHIEVE DESIRED PRICE LEVELS COULD IMPACT OUR ABILITY TO ACHIEVE PROFITABILITY OR POSITIVE CASH FLOW.

We expect competition and other factors to continue to cause pricing pressure in the markets we serve. Prices for IP VPN’s and Internet access and services have decreased significantly in recent years, and we expect significant price declines in the future. In addition, by bundling their services and reducing the overall cost of their services, telecommunications companies that compete with us may be able to provide customers with reduced communications costs in connection with their data networking, Internet access or hosting services, thereby significantly increasing pricing pressure on us. We may not be able to offset the effects of any such price reductions even with an increase in the number of our customers, higher revenues from enhanced services, cost reductions or otherwise. In addition, we believe that the data networking and VPN’s and Internet access and hosting industries are likely to continue to encounter consolidation in the future. Increased price competition or consolidation in these markets could result in erosion of our revenues and operating margins and could prevent us from becoming profitable.

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

We are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions. Future regulatory, judicial and legislative changes may have a material adverse effect on our ability to deliver services within various jurisdictions. National regulatory frameworks that are consistent with the policies and requirements of the World Trade Organization have only recently been, or are still being, put in place in many countries. Accordingly, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market. As a result, in these markets, we may encounter more protracted and difficult procedures to obtain licenses and negotiate interconnection agreements. In addition, many countries have taken a more restrictive view on Internet telephony and voice-over-Internet protocol (collectively, “VOIP”) services than the United States. Even the European Union appears more inclined to regulate VOIP as it does traditional basic telephony. Specifically, VOIP communications which meet certain conditions could be regarded as voice telephony and subject to regulation. Such policies may complicate or delay efforts we may wish to undertake to roll out VOIP services globally.

Our operations are dependent on licenses and authorizations from governmental authorities in most of the foreign jurisdictions in which we operate or plan to operate. These licenses and authorizations generally will contain clauses pursuant to which we may be fined or our license may be revoked. Such revocation may be on short notice, at times as short as 30 days’ written notice to us. We may not be able to obtain or retain the licenses necessary for our operations.

RISKS RELATED TO OUR COMMON STOCK

WE MAY EFFECT A REVERSE STOCK SPLIT TO AVOID OUR COMMON STOCK BEING DELISTED FROM THE NASDAQ SMALLCAP MARKET .

In order to continue being listed on the Nasdaq SmallCap Market, Nasdaq required that our common stock achieve a closing bid price of $1.00 per share for ten consecutive trading days by February 10, 2003. We did not meet that measure and our common stock currently trades below $1.00. For companies that meet certain financial criteria, Nasdaq has proposed extending the time frame available to those companies to meet the $1.00 minimum bid requirement by 180 days, and if the company continues to meet the financial criteria, by an additional 180 days, up to a maximum of 360 days from the original date. This proposal is currently under consideration by the SEC. If this proposal is not adopted or if Nasdaq notifies us that we do not meet the proposal in the form adopted and our stock may be delisted, we may effect a reverse stock split in order to avoid being delisted from the Nasdaq SmallCap Market. However, while we expect that the resulting reduction in our outstanding shares of common stock will increase the market price of our common stock, we cannot assure you that the reverse stock split will increase the market price of our common stock by a multiple equal to the number of pre-split shares in the reverse split ratio, or result in any permanent increase in the market price. In some cases the stock price of companies that have effected reverse stock splits has subsequently declined back to pre-reverse split levels. A reverse stock split is often viewed negatively by the market and, consequently, could lead to a decrease in our overall market capitalization.

A SIGNIFICANT NUMBER OF OUR SHARES HAVE REGISTRATION RIGHTS OR ARE ELIGIBLE FOR RESALE AND THE BRIDGE ESTATE MAY DISTRIBUTE ITS SAVVIS HOLDINGS TO ITS SECURED CREDITORS. THIS COULD REDUCE OUR STOCK PRICE AND IMPAIR OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

We have approximately 94 million shares of common stock outstanding as of February 15, 2003. In addition, approximately 293 million common shares could be issued pursuant to the conversion of our 11.5% convertible preferred stock and approximately 26 million shares of common stock could be issued pursuant to the exercise of outstanding warrants. The holders of the preferred and the warrants are entitled to registration rights under those agreements. Additionally, the administrator in charge of the Bridge estate, in connection with Bridge creditors, has the right to distribute approximately 45 million shares of SAVVIS common stock to its secured creditors, all of which will be freely tradable. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline. Those sales also might make it more difficult for us to sell equity and equity-related securities in the future at a time and at a price that we consider appropriate.

OUR CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER.

Our certificate of incorporation and Delaware law contain provisions which may make it more difficult for a third party to acquire us, including provisions that give the board of directors the power to issue shares of preferred stock.

We have also chosen to be subject to Section 203 of the Delaware General Corporation Law, which prevents a stockholder of more than 15% of a company’s voting stock from entering into business combinations set forth under Section 203 with that company.

ITEM 2.    PROPERTIES.

Our executive offices are located in St. Louis, Missouri, which consists of a 156,000 square foot facility set to expire in 2017, and Herndon, Virginia which consists of an 80,000 square foot facility with a ten year lease that is set to expire in 2010. We lease approximately 191,000 square foot of facilities for our sales offices, network equipment and potential data center facilities in a number of metropolitan areas. We own a 100,000 square foot data center in Hazelwood, Missouri on property leased from Reuters for 99 years renewable for one additional period of 99 years.

We believe that our existing facilities, including the additional space, are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.    LEGAL PROCEEDINGS.

On August 23, 2002, Highland Capital Management, L.P., on behalf of itself and various equity funds under its management, each a former debt holder of Bridge Information Systems, Inc. (Bridge), filed suit against the Company and entities and individuals affiliated with Welsh, Carson, Anderson & Stowe, in the District Court of Dallas County, Texas. Plaintiffs are seeking an unspecified amount of damages in connection with certain payments made by Bridge to the Company prior to Bridge’s bankruptcy and certain other matters. The Company has filed a motion to remove the case to United States District Court in Dallas and to then transfer the case to the United States Federal Bankruptcy Court in St. Louis, Missouri, which has jurisdiction over the Bridge bankruptcy proceeding. Plaintiffs have contested the transfer and removal and have moved to remand the case to Texas State Court. The Company has also filed a Declaratory Judgment Complaint in such Bankruptcy Court against the plaintiffs seeking a determination that the claims asserted against the Company previously were released in connection with the Bridge bankruptcy proceedings; the plaintiffs, in turn, have filed a motion in opposition to such complaint. The Company believes the matter has been fully and finally resolved by the Bankruptcy Court and that plaintiffs’ claims are without merit. The Company intends to vigorously defend the suit.

In June 2000, SAVVIS entered into a series of agreements to acquire approximately $30 million of telecommunications equipment and related services with Winstar Wireless, Inc. (“Winstar”), the purchase of which was financed by Winstar. In addition, Winstar agreed to purchase from SAVVIS certain Internet services. On September 25, 2001, Winstar filed suit in the U.S. Bankruptcy Court for Delaware seeking a total of approximately $38 million from the Company for the repayment of a note payable, professional services liabilities and prepaid Internet services. On October 23, 2002, the Company entered into a settlement agreement with Winstar under which the Company agreed to pay Winstar $1.5 million in satisfaction of all amounts owed by us to Winstar, which such payments were made in the fourth quarter of 2002. Additionally, SAVVIS and Winstar agreed to release each other from any and all claims against the other. This settlement, which was approved by the U.S. Bankruptcy Court on November 5, 2002 resulted in a gain of $39.6 million in the fourth quarter.

Including the foregoing matter, the Company is subject to various legal proceedings and actions arising in the normal course of its business. While the results of such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to security holders for a vote during the fourth quarter ended December 31, 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)	MARKET INFORMATION.

Our common stock, $.01 par value per share, is traded on the Nasdaq SmallCap Market under the symbol “SVVS” Prior to June 24, 2002, our common stock was traded on the Nasdaq National Market. The following table lists, on a per share basis for the periods indicated, the high and low closing sale prices for the common stock as reported by Nasdaq:

Quarter Ended	High	Low
March 31, 2002	$1.31	$0.56
June 30, 2002	0.82	0.51
September 30, 2002	0.58	0.31
December 31, 2002	0.68	0.30

March 31, 2001	$3.44	$0.44
June 30, 2001	1.99	0.25
September 30, 2001	1.01	0.65
December 31, 2001	0.85	0.44

(b)	HOLDERS

As of February 14, 2003, there were approximately 835 holders of record of our common stock.

(c)	DIVIDENDS

We have not declared or paid any cash dividends on our common stock since our inception. We do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate we will retain any earnings for use in our operations and the expansion of our business. In addition, we are restricted from paying dividends by the terms of our financing arrangements.

(d)	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Reference is made to the information set forth under the caption “Equity Compensation Plan Information” appearing in the proxy statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA.

The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business”, and our consolidated financial statements and related notes included elsewhere in this report. We derived the selected historical consolidated financial data presented below from our audited consolidated financial statements. We began commercial operations in 1996.

	Predecessor (4)		Successor (4)
	(Dollars In Thousands)
	Year Ended December 31, 1998	Period from January 1 to April 6, 1999	Period from April 7 to December 31, 1999	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002
STATEMENT OF OPERATIONS DATA:
REVENUES:
Managed IP	$—	$—	$—	$151,733	$197,231	$193,789
Managed hosting				1,991	10,772	18,590
Internet access	12,827	5,303	17,501	30,551	30,694	17,964
Other	847	137	1,048	2,049	4,098	5,661

Total Revenues	13,674	5,440	18,549	186,324	242,795	236,004
Data communications and operations (1)	20,889	6,371	21,183	211,750	236,336	162,078

Gross Margin	(7,215)	(931)	(2,634)	(25,426)	6,459	73,926
Operating expenses:
Sales and marketing (2)	8,155	2,618	9,924	33,892	35,241	37,593
General and administrative (3)	4,090	2,191	8,906	24,361	37,106	30,228
Depreciation and amortization	2,288	817	14,351	60,511	88,079	60,621
Asset impairment and other write-downs of assets	—	1,383	—	2,000	89,633	4,684
Restructuring charges	—	—	—	—	4,821	—
Non-cash equity-based compensation	—	—	1,500	14,459	15,254	10,952

Total operating expenses	14,533	7,009	34,681	135,223	270,134	144,078
Loss from operations	(21,748)	(7,940)	(37,315)	(160,649)	(263,675)	(70,152)
Interest expense, net	(100)	(135)	(1,302)	(4,202)	(25,221)	(11,003)
Gains on extinguishments of debt	1,954	—	—	—	—	97,859

(Loss)income before income taxes, minority interest and cumulative effect of change in accounting principle	(19,894)	(8,075)	(38,617)	(164,851)	(288,896)	16,704
Cumulative effect of change in accounting principle	—	—	—	—	—	(2,772)

Minority interest in losses, net of accretion	(147)	—	—	—	—	—

Net (loss) income	$(20,041)	$(8,075)	$(38,617)	$(164,851)	$(288,896)	13,932

Net loss attributable to common stockholders	$(22,666)	$(9,025)	$(38,617)	$(164,851)	$(288,896)	(60,566)

Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.39)	$(0.14)	$(0.54)	$(1.89)	$(3.10)	$(0.62)

Cumulative effect of change in accounting principle	—	—	—	—	—	(0.03)
Basic and diluted loss per common share	$(0.39)	$(0.14)	$(0.54)	$(1.89)	$(3.10)	$(0.65)

Weighted average shares outstanding	58,567,482	66,018,388	72,075,287	87,343,896	93,113,823	93,558,891
OTHER FINANCIAL DATA:
Capital expenditures	1,688	275	837	152,193	24,085	5,669
Cash used in operating activities	(20,560)	(6,185)	(18,273)	(79,800)	(41,906)	(44,968)
Cash used in investing activities	(2,438)	(275)	(837)	(153,193)	(24,085)	(5,669)
Cash provided by financing activities	24,121	4,533	21,383	262,835	48,204	70,616

	AS OF DECEMBER 31,
	1998	1999	2000	2001	2002
	PREDECESSOR (4)	SUCCESSOR (4)
BALANCE SHEET DATA:
Cash and cash equivalents	$2,521	$2,867	$32,262	$14,405	$32,159
Goodwill and intangibles, net	1,406	26,250	13,974	2,772	—
Total assets	11,663	39,296	438,622	255,784	196,474
Debt and capital lease obligations	2,759	29,958	199,610	259,504	65,149
Stockholders’ equity (deficit)	(33,197)	(2,766)	116,930	(156,586)	76,917

1.	Excludes $0.2 million, $1.9 million, $2.1 million and $1.5 million of non-cash equity-based compensation for the 1999 Successor period, 2000, 2001, and 2002, respectively.
2.	Excludes $0.5 million, $5.0 million, $6.8 million and $4.8 million of non-cash equity-based compensation for the 1999 Successor period, 2000, 2001, and 2002, respectively.
3.	Excludes $0.8 million, $7.6 million, $6.4 million and $4.6 million of non-cash equity-based compensation for the 1999 Successor period, 2000, 2001, and 2002, respectively.
4.	On April 7, 1999, Bridge acquired all our equity securities and accounted for this acquisition as a purchase transaction. Since the purchase transaction resulted in our company becoming a wholly-owned subsidiary of Bridge, SEC rules required us to establish a new basis of accounting for the purchased assets and liabilities. The accounting for the purchase transaction has been “pushed down” to the financial statements of SAVVIS. Therefore, the purchase price has been allocated to the underlying assets purchased and liabilities assumed based on the estimated fair market values of these assets and liabilities at the acquisition date. As a result of the application of fair value accounting, intangibles, goodwill, other liabilities and stockholders’ (deficit) equity were increased in the SAVVIS consolidated balance sheet. The consolidated balance sheet data as of December 31, 1999, 2000, 2001 and 2002 and the consolidated statement of operations data for the period from April 7, 1999 through December 31, 1999 and the years ended December 31, 2000, 2001 and 2002 reflect our acquisition by Bridge and are labeled “Successor.” The financial data for the periods prior to the acquisition are labeled “Predecessor.”

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                    OPERATIONS.

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

OVERVIEW

SAVVIS is a global managed service provider, delivering mission-critical IP applications for a diverse mix of industries. SAVVIS can offer its customers cutting edge technology at an affordable price because its network and hosting infrastructure was built from the ground up to support real-time IP applications worldwide.

SAVVIS’ services are briefly described below:

•	MANAGED IP VPNs combine the advantages of private networks (reliability, performance and security) with the popular features of the Internet (scalability and flexibility), at an affordable price. Enterprises can connect their offices, partners, remote employees and telecommuters over a award-winning private network that is fully meshed and assures quality for each application site-to-site.

•	MANAGED HOSTING services from SAVVIS allow enterprises to outsource their mission-critical content in a highly secure, fault tolerant data center environment without sacrificing the control and oversight typically found with an in-house solution. Through its Intelligent HostingSM product set, SAVVIS can satisfy complex hosting needs with its a la carte service offering or provide pre-packaged solutions for web, enterprise and database applications that can be installed in as little as 5 days.

•	INTERNET ACCESS services from SAVVIS bypasses the bottlenecks of the public Internet, based on our award-winning PrivateNAPSM architecture. Available in both managed and unmanaged offerings, this service is most popular when bundled with our IP VPN service.

SAVVIS began commercial operations in 1996, offering Internet access services to local and regional Internet service providers. Our customer base has grown from 15 customers at the end of 1996 to approximately 1,900 at December 31, 2002.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

VALUATION OF LONG-LIVED ASSETS — The Company periodically evaluates the estimated carrying value of long-lived assets, including goodwill and property and equipment, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment in the carrying value of an asset is recognized when the expected future operating cash flows to be derived from the asset are less than its carrying value. In addition, the Company’s evaluation considers non-financial data such as market trends, product and development cycles, and changes in management’s market emphasis. During 2001 and 2002, the Company recognized asset impairment charges of $89.6 million and $4.7 million, respectively, primarily related to equipment with carrying value above their estimated fair market value.

REVENUE RECOGNITION — Revenues consist primarily of Managed IP networks, Managed Hosting and Internet access service fees, which are fixed monthly amounts, and are recognized in the financial statements when earned during the life of the contract. For all periods, any services billed and payments received in advance of providing services are deferred until the period such services are earned. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements”, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The effect of implementation of SAB 101 was not material to the consolidated financial statements. The current portion of installation and equipment costs deferred in accordance with SAB 101 are recorded on the balance sheet in other assets. Such costs are recognized on a straight-line basis over periods of up to 18 months, the estimated period over which the related revenues from installation and equipment sales are deferred and recognized.

CONCENTRATIONS OF CREDIT RISK — Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company periodically reviews the credit quality of its customers and generally does not require collateral.

DATA COMMUNICATIONS COSTS –- In the ordinary course of business, invoices from our communications service providers may exceed the services we have actually taken from them or we may have other commercial disputes concerning such invoices. Our practice is to identify these variances and engage in discussions with the vendors to resolve the differences. We maintain accruals for our best estimate of the difference between what we have previously paid the vendor and the amount that will ultimately be paid to them. Purchased communications services is our largest cost item, variations in this accrual may have a material impact on our results of operations.

USE OF ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

EMPLOYEE STOCK OPTIONS –- As permitted under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Under APB No. 25, the Company recognizes compensation cost based on the intrinsic value of the equity instrument awarded as determined at the measurement date. The Company discloses the required pro forma information as if the fair value method prescribed by SFAS No. 123 had been applied.

REUTERS AGREEMENTS

On September 28, 2001 Reuters acquired a portion of the assets of Bridge. In connection with the asset acquisition, Reuters entered into a network services agreement with us, pursuant to which we agreed to provide continuing network services to the Bridge customers acquired by Reuters as well as, Internet access, and colocation services for a period of five years. The network services agreement provides that our network must perform in accordance with specific quality of service standards. In the event we do not meet the required quality of service levels, Reuters would be entitled to credits, and, in the event of a material breach of such quality of service levels, Reuters would be entitled to terminate the network services agreement.

MONEYLINE TELERATE AGREEMENTS

In October 2002, the Company entered into a seven year Master Services Agreement (“MSA”) with Moneyline Telerate that replaces the binding letter of intent dated October 18, 2001. Under the MSA, the Company is Moneyline’s exclusive network supplier and will provide services including network services, colocation, help desk, warehousing and logistics, field installation and repair services.

TRANSACTIONS WITH WELSH CARSON, REUTERS AND CONSTELLATION VENTURES

In September 2002, the Company raised $22.6 million from the issuance of Series A convertible preferred stock (the “Preferred”) to entities and individuals affiliated with Welsh, Carson, Anderson & Stowe (“Welsh Carson”). As of December 31, 2002, Welsh Carson owns approximately 56% of the Company voting stock.

In June 2002, the Company issued Preferred totaling $20.0 million to Constellation Ventures in exchange for cash. The Company also issued five-year performance warrants to Constellation Ventures to acquire shares of common stock at $0.75 per share, which it will earn the right to exercise if it meets certain criteria related to aiding the Company in winning new business. In addition, the Company issued $2.4 million of Preferred in satisfaction of certain vendor obligations.

On March 18, 2002 we issued approximately $158.1 million of Preferred to Welsh Carson and Reuters in exchange for $57.5 million in cash and all of the outstanding principal of and accrued interest on our 10% and 12% convertible senior notes and the notes payable originally issued pursuant to our credit agreement with Nortel Networks, Inc. (“Nortel”). The Preferred accrues dividends at the rate of 11.5% per annum on the outstanding accreted value thereof (initially $1,000 per share) through March 18, 2010. Thereafter, dividends will be payable in cash or in kind at the option of the Company. Accrued but unpaid dividends will be added to the outstanding accreted value quarterly. The Preferred is convertible into such number of our common stock equal to the outstanding accreted value divided by the conversion price, $0.75 per share. In connection with this transaction we granted the holders registration rights with respect to the shares of our common stock issuable upon conversion of the Preferred, including demand registration rights and piggy back registration rights.

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

On May 16, 2001, we also granted Reuters and its successors, assigns and affiliates the right, for so long as they hold any of our notes or preferred stock or common stock comprising or convertible into at least 5% of our outstanding voting stock, among other things, to (1) designate an observer to attend all meetings of our board of directors or any board committees, and (2) to nominate and elect such number of directors, but not fewer than one, equal to the product of the percentage of the voting power held by Reuters on a fully-diluted, as-converted basis, multiplied by the number of seats on the registrant’s board of directors (rounded down to the nearest whole number). In accordance with the terms of this letter, Reuters has appointed an observer to attend all meetings of our board of directors and audit committee meetings.

TRANSACTIONS WITH BRIDGE

In connection with Bridge’s acquisition of the Company in April 1999, Bridge funded the Company’s operations during 1999 and up through February 18, 2000, the date of SAVVIS’ initial public offering. In February 2000, we entered into several agreements with Bridge, related to the acquisition of its IP network assets, the provision of network services to Bridge and the provision of technical and administrative support services to SAVVIS. As a result, Bridge was our largest customer, accounting for approximately 81% and 58% of revenues, in 2000 and 2001, respectively.

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

REVENUE

The Company’s revenue is derived primarily from the sale of managed IP, managed hosting and Internet access services. For the years 2001 and 2002, revenue from related parties (Bridge and Reuters) represented approximately 70% and 44%, respectively, of our total revenue. We expect our revenues from related parties to decrease as a percentage of our total revenues as we expand our managed IP, Internet access and hosting customer base.

We charge each customer an initial installation fee that typically equals one month’s revenue and a fixed monthly fee that varies depending on the services provided, the bandwidth used and the quality of service level chosen. Our customer agreements are typically for 12 to 36 months in length. These fees are recognized in income over the average life of the customer contracts.

Prices for telecommunication services, including the services we offer, have decreased significantly over the past several years and we expect this trend to continue for the foreseeable future.

DIRECT COSTS AND EXPENSES

Data communications and operations.    Data communications and operations expenses include the cost of:

•	leasing local access lines to connect customers to our points of presence (“POPS”);

•	leasing backbone circuits to interconnect our POPS;

•	salaries and related benefits for engineering and operations personnel who maintain our network, monitor network performance, resolve service faults, and install new sites;

•	leasing connections to other Internet service providers;

•	other related repairs and maintenance items; and

•	leasing routers, switches and hosting space.

Data communications and operations expense decreased significantly as we negotiated unit price reductions with our vendors. We expect that these costs will rise in total dollars as we increase our customer base, but we expect a decrease as a percentage of revenues.

Sales and Marketing.    These expenses include the cost of:

•	sales and marketing salaries and related benefits;

•	product management, pricing and support;

•	sales commissions and referral payments; and

•	advertising, direct marketing and trade shows.

We anticipate that these expenses will continue to increase in total dollars as we add more sales personnel and increase our marketing initiatives to support the expansion of our customer base.

General and administrative.    General and administrative expenses include the cost of:

•	occupancy costs;

•	executive, financial, legal, tax and administrative support personnel and related costs;

•	professional services, including legal, accounting, tax and consulting services; and

•	bad debt expense.

These expenses are expected to continue to increase as we continue to add to our support personnel, infrastructure and back office systems as the business continues to grow.

Depreciation and amortization.    Depreciation and amortization expense consists primarily of the depreciation and amortization of communications equipment, capital leases, goodwill and intangibles. We expect these expenses to decrease as a portion of our fixed assets fully depreciate in 2003. Generally, depreciation is calculated using the straight-line method over the useful life of the associated asset, which ranges from three to five years. Our data center assets are generally depreciated over 20 years. Amortization of goodwill and indefinite lived intangibles ceased at the end of 2001 as prescribed by SFAS No. 142.

Interest expense.    Historical interest expense is related to indebtedness to banks, vendor financing agreements convertible notes, loans from Bridge and capitalized leases. The vendor financing agreements, the convertible notes and the loans from Bridge were settled in a series of transactions described in the Notes to the Consolidated Financial Statements. In 2002, the Company also refinanced the majority of its capital lease liability. Although we do not pay cash interest until 2005 on our capital lease liability with GECC, we expect our interest expense to increase as accrued interest will also bear interest until cash interest payments commence in 2005.

Income tax expense.    We incurred operating losses from inception through December 31, 2002 and, therefore, have not recorded a provision for income taxes in our historical financial statements. We have recorded a valuation allowance for the full amount of our net deferred tax assets because the future realization of the tax benefit is uncertain. As of December 31, 2002, we had U.S. net operating loss carry forwards of approximately $320 million and foreign net operating losses of approximately $54 million.

An ownership change as defined in Section 382 of the Internal Revenue Code, restricts the Company’s ability to use future US taxable income against the company’s U.S. net operating loss carry forward. Section 382 may also limit the utilization of other U.S. carryover tax attributes upon the occurrence of an ownership change. Such an ownership change occurred during 1999 as a result of the acquisition of our company by Bridge and in 2002 as a result of the issuance of $203.1 million of preferred stock. Management believes that this limitation restricts our ability to offset any future US taxable income against its net operating losses carry-forward over the U.S. Statutory carry-forward periods ranging from 15 to 20 years, to approximately $5 million a year before the net effect of future recognized “built-in” gains or losses existing as of the date of the ownership change. As we continue to increase our employee base to support our expanded operations and invest in our marketing and sales operations, we expect to incur net losses at least through 2003.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-K will not reflect our future results of operations, financial position and cash flows. Our results of operations, financial position and cash flows subsequent to the purchase of Bridge’s network and the commencement of the related agreements is not comparable to prior periods.

THE YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

Summary.    The Company’s revenues decreased 3% in 2002 as growth in our Managed IP and Managed Hosting products was offset by reductions in internet access and services provided to Reuters and Moneyline Telerate from the level of service provided to Bridge, Reuters and Moneyline Telerate in the prior year. Gross margin increased by approximately $67.4 million as the $6.8 million decrease in our revenues was offset by $74.2 million of reductions in data communications costs due to reductions in capacity, unit costs, refunds of sales taxes and reduction of accruals for such costs.

Net income (loss) improved by $302.8 million due primarily to the improvement in gross margin, a $97.9 million gain on debt extinguishment, a $27.5 million reduction in depreciation and amortization, a $14.3 million reduction in interest expense and an $84.9 million reduction of asset impairment charges recorded.

	Year Ended December 31, (in millions)
	2001	2002
Bridge	$134.7	$—
Reuters	28.2	94.1
Moneyline Telerate	15.5	65.3
Diversified Managed IP	18.8	34.3

Total Managed IP	197.2	193.7
Managed Hosting	10.8	18.6
Internet Access	30.7	18.0
Other	4.1	5.7

Total Other	45.6	42.3

Total Revenue	$242.8	$236.0

Revenue.    Revenue was $236.0 million for the year ended December 31, 2002, a decrease of $6.8 million or 3%, from $242.8 million for the year ended December 31, 2001. Managed IP revenue decreased $3.5 million, or 2.0%, to $193.7 million in 2002 from $197.2 million in 2001. Managed IP revenue derived from our diversified customer base grew $15.5 million, or 83%, to $34.3 million in the year ended December 31, 2002, as we added 380 net new customers. Managed IP revenue provided to Reuters, Moneyline Telerate and Bridge declined by $19.0 million, or 11%, to $159.4 million in the year ended December 31, 2002. The decline resulted from the elimination of excess circuits by Bridge prior to the sale of its assets, the termination of service locations by Reuters and Moneyline in connection with their integration of the Bridge acquisition, workforce reductions implemented by some of their customers and reduced pricing for some services. The effect of these factors is expected to result in a decline in Reuters and Moneyline revenue in 2003. Managed Hosting revenues increased $7.8 million, or 72%, to $18.6 million in 2002 from $10.8 million in 2001. The increase in Managed Hosting revenue is attributable to an increase in colocation charges billed to Reuters and Moneyline over previous billings to Bridge. Other gains in our managed hosting services were offset by turnover of over half of our 2001 customer base largely as a result of bad debts. Internet access revenues decreased 42% to $18.0 million in the year ended December 31, 2002, compared to $30.7 million for the comparable period in 2001. The decrease in Internet access revenue was due to the economic downturn affecting the Internet sector which resulted in the loss of customers, pricing pressure in the Internet access business and the Company’s continued initiatives designed to encourage customers to purchase access services as part of their managed network service. Other revenues, consisting of installation and equipment sales, increased from $4.1 million in 2001 to $5.7 million in 2002.

Data Communications and Operations. (exclusive of non-cash compensation).    Data communications and operations expenses were $162.1 million for the year ended December 31, 2002; a decrease of $74.2 million, or 31%, from $236.3 million for the year ended December 31, 2001. The decline in data communications costs is a result of significant unit price reductions for long-haul capacity, reductions in internet connectivity capacity and unit prices and reductions in local circuit costs resulting from the elimination of excess circuits in the Bridge network, reductions in connections with Reuters and Moneyline and unit price reductions from vendors. These costs were also reduced by $5.5 million as a result of reductions in estimated accruals for such costs which we believe are no longer required and $2.6 million of sales tax refunds related to such costs. Cost reductions in data communications costs were partially offset by additional employees needed in operations to assume services previously provided by Reuters and Moneyline, and transitional costs associated with taking over certain services from Reuters. Total operational employees increased by 68% to 428 at December 2002 versus 255 in December 2001.

Sales and Marketing.    (exclusive of non-cash compensation) Sales and marketing expenses were $37.6 million for the year ended December 31, 2002, an increase of $2.4 million, or 7%, from $35.2 million in the year ended December 31, 2001. This increase is principally attributed to personnel costs. Sales and marketing employees increased 24% to 317 at December 2002 compared to 256 at December 2001. We expect these costs to increase in 2003 to accelerate the growth of our diversified customer base.

General and Administrative. (exclusive of non-cash compensation).    General and administrative expenses amounted to $30.2 million for the year ended December 31, 2002 a decrease of $6.9 million or 19% from $37.1 million for the same period in 2001. This result was primarily from the decrease in bad debt expense to $2.5 million in 2002, a decrease of $7.5 million, from $10.0 million in 2001. Bad debt expense in 2001 reflected a write-off of $4.7 million in connection with the bankruptcy of Bridge Canada. The decrease in bad debt expense was offset by increases in rent expense, primarily from the new headquarters in St, Louis occupied in mid-2002.

Non-cash Equity-based Compensation.    Non-cash equity-based compensation amounted to $11.0 million for the year ended December 31, 2002 versus a $15.3 million expense in 2001. These expenses represent amortization charges to earnings for the difference between the estimated fair market value of our common stock and the exercise price for options granted to employees, non-employee members of our Board of Directors and employees of Bridge on various dates in 1999, 2000 and 2002.

Depreciation and Amortization.    Depreciation and amortization expense was $60.6 million for the year ended December 31, 2002, a decrease of $27.5 million as compared to $88.1 million for the year ended December 31, 2001. This decrease results primarily from the write down of assets that occurred in 2001, which reduced the depreciable asset base.

Interest.    Interest income amounted to $0.7 million in the year ended December 31, 2002, a decrease of $0.1 million from 2001 a result of the decrease interest rates during 2002. Interest expense for the year ended December 31, 2002 was $11.7 million, a decrease of $14.3 million from 2001. The decrease is a result of debt restructuring executed in the first quarter of 2002 that eliminated $170.0 million of interest bearing liabilities from the balance sheet.

Gains on Extinguishment of Debt.    Gain on extinguishment of debt and liabilities totaled $97.9 million in the year ended December 31, 2002. The gain resulted from the recapitalization of the Company in March 2002 and the Winstar settlement in November 2002. On November 5, 2002, the Company paid Winstar $1.5 million in satisfaction of all amounts owed by us to Winstar. Additionally, we released each other from any and all claims against the other. This settlement, which was approved by the bankruptcy court on November 5, 2002, resulted in a gain of $39.6 million in the fourth quarter.

Asset Impairment & Other Write-downs of Assets.    In 2002, the Company recorded a charge of $1.0 million relating to its investment in Yipes Communications Group, Inc., and a $3.7 million charge related to the write down of unused equipment and a $2.8 million charge related to a change in accounting principle covering the treatment of goodwill.

Asset impairment & other write-downs of assets of $89.6 million in 2001 represent:

•	$31.5 million non-cash charge related to optical equipment for which the Company does not expect to recover its costs either through operation or disposition of such equipment;

•	$44.1 million non-cash charge related to the Company’s wireless network equipment that has no residual value and the Company has no future expected use for the equipment; and

•	$14.0 million non-cash charge related to the write down of other property and equipment.

Net Income (Loss).    The net income for the year ended December 31, 2002 was $13.9 million, an increase of $302.8 million from the net loss for 2001 of $288.9 million. The primary reasons for the improvement in net loss are:

•	Gross Margin improvement of $67.4 million;

•	Reduction in asset impairment charges of $84.9 million, restructuring charges of $4.8 million and $4.3 million reduction in non-cash equity-based compensation expense;

•	$27.5 million decrease in depreciation and amortization expense;

•	Gain of $97.9 million on the extinguishment of debt in 2002; and

•	$14.2 million reduction in net interest expense.

THE YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

	Year Ended December 31, (in millions)
	2000	2001
Bridge	$149.1	$134.7
Reuters	—	28.2
Moneyline Telerate	—	15.5
Diversified managed IP	2.6	18.8

Total Managed IP	151.7	197.2
Managed Hosting	2.0	10.8
Internet Access	30.6	30.7
Other	2.0	4.1

Total Other	34.6	45.6

Total Revenue	$186.3	$242.8

Revenue.    Revenue was $242.8 million for the year ended December 31, 2001, an increase of $56.5 million or 30%, from $186.3 million for the year ended December 31, 2000. Managed IP revenue increased $45.5 million, or 30%, to $197.2 million in 2001 from $151.7 million in 2000. Approximately $15 million of the increase results from a full year of service provided to Bridge customers through September 2001 versus 10.5 months in 2000 and the balance of the billings to Reuters and MoneyLine Telerate in the fourth quarter. Approximately $16.2 million of the increase is related to the launch of our managed IP product to diversified customers in 2001. Managed Hosting revenues increased $8.8 million, or 440%, to $10.8 million in 2001 from $2.0 million in 2000. Hosting revenues increased due to the launch of our hosting product in 2001. Internet access revenues were flat for the year as price reductions and customer losses from the economic downturn offset new orders. Other revenues, consisting of installation and equipment sales, increased from $2.0 million in 2000 to $4.1 million in 2001.

Data Communications and Operations.    (exclusive of non-cash compensation).    Data communications and operations expenses were $236.3 million for the year ended December 31, 2001; an increase of $24.5 million, or 11.6%, from $211.8 million for the year ended December 31, 2000. The increase in expenses related principally to the expansion of our network capacity during 2000. These expenses were reduced significantly in the second half of 2001 as unit prices for communications costs continued to decline and network capacity was reduced in response to lower customer demand resulting from the downturn in the financial markets and the general economy.

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

Asset Impairment & Other Write-downs of Assets.    Asset impairment & other write-downs of assets of $89.6 million in 2001 represent:

•	$31.5 million non-cash charge related to optical equipment for which the Company does not expect to recover its costs either through operation or disposition of such equipment;

•	$44.1 million non-cash charge related to the Company’s wireless network equipment that has no residual value and the Company has no future expected use for the equipment; and

•	$14.0 million non-cash charge related to the write down of other property and equipment.

Net Loss.    The net loss for the year ended December 31, 2001 was $288.9 million, an increase of $124.0 million from the net loss for 2000 of $164.9 million. The primary reasons for the increase in net loss are:

•	Asset impairment charges of $89.6 million, restructuring charges of $4.8 million and the write-down of deferred financing charges of $3.8 million;

•	The $27.6 million increase in depreciation and amortization expense due to network equipment acquisitions; and

•	An increase in bad debt expense of $8.2 million primarily related to the write-off of Bridge Canada accounts receivable balance.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, our cash balances were $32.2 million. Based upon our current plans, these cash balances are sufficient to fund our operating losses, working capital needs and capital expenditure requirements until the Company reaches operating cash flow positive, which is expected to occur in the second half of 2003.

Cash used in operating activities increased to $45.0 million for the year ended December 31, 2002 from $41.9 million in 2001. Net Income of $13.9 million and asset reductions of $4.2 million were offset by net, non-cash items included in net income of $10.0 million and a $53.1 million reduction of accounts payable and other liabilities as amounts owed in 2001 were paid following the March 2002 recapitalization.

Net cash used in investing activities for the year ended December 31, 2002 was approximately $5.7 million, a decrease from the $24.1 million used in the year ended December 31, 2001. This decrease results from a reduction in capital expenditures related to the completion of the Company’s network and data center builds in the prior year.

Net cash provided by financing activities increased to $70.6 million from $48.2 million in the prior year as the Company completed its recapitalization efforts in 2002. As more fully described below, the Company issued approximately $203.1 million of Preferred in exchange for a combination of cash, accounts payable and debt. The proceeds from the preferred were used to settle all outstanding obligations to Bridge, to make scheduled payments on capital lease obligations and to support the Company’s working capital requirements, including payments of past due balances with certain of our vendors.

On November 5, 2002, the Company paid Winstar $1.5 million in satisfaction of all amounts owed by us to Winstar. Additionally, we released each other from any and all claims against the other. This settlement, which was approved by the bankruptcy court on November 5, 2002 resulted in a gain of $39.6 million in the fourth quarter.

In September 2002, the Company raised $22.6 million from the issuance of Preferred to Welsh Carson. As of December 31, 2002, Welsh Carson owns approximately 56% of the Company’s voting stock.

In June 2002, Preferred totaling $20.0 million was issued to Constellation Ventures in exchange for cash. The Company also issued five-year performance warrants to Constellation Ventures to acquire shares of common stock at $0.75 per share which it will earn the right to exercise if it meets certain performance criteria related to aiding the Company in winning new business. As of December 31, 2002, this performance criteria has not been met. In addition, the Company issued $2.4 million of Preferred in satisfaction of certain vendor obligations.

In May 2002, SAVVIS entered into a 15 year, office facility lease agreement with Duke Realty Limited Partnership (“Duke”) with total minimum rent payments of approximately $39.9 million. The Company also entered into an agreement with Duke in which SAVVIS may be required to make payments of up to $2.0 million plus interest accruing at 4.88% from the date of the agreement if certain zoning approvals do not occur prior to June 2004. These payments, if required, would be made from July 2005 to June 2007.

On March 18, 2002, the Company issued approximately $158.1 million of Preferred to (i) Welsh Carson in exchange for approximately $57.5 million in cash, approximately $22.2 million in principal and accrued interest in respect to our 10% convertible senior secured notes and approximately $90.9 million in notes, and accrued interest, issued pursuant to the credit agreement with Nortel and (ii) Reuters upon conversion of approximately $40.9 million in principal and accrued interest in respect to the 12% convertible senior secured notes. The terms of the Preferred are more fully described in the Notes to the consolidated financial statements.

In addition, the Company reached agreements with GECC, Nortel, Bridge and certain other vendors as follows:

Approximately $56.5 million of capital lease obligations were amended with GECC and provides for repayment at the end of the fifth year. Interest, which accrues at 12% per annum, accrues to the capital lease liability until December 31, 2004, and is payable in cash thereafter.

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

In connection with these transactions, the Company also issued five-year warrants to purchase 16.1 million shares of its common stock at $0.75 per share.

In August 2000, the Company entered into a 20-year agreement with Kiel Center Partners, L.P. (“KCP”) pursuant to which it acquired the naming rights to an arena in St. Louis, MO. Total consideration for these rights will amount to approximately $71.8 million, including 750,000 shares of its common stock issued by the Company to KCP, which had a fair value of $5.8 million at issuance and $66.0 million of cash payments to be made from 2002 through 2020. The related expense will be recognized over the term of the agreement. As of December 31, 2002, the Company has approximately $4.8 million of deferred charges resulting from the issuance of common stock under this agreement.

We have arrangements with various suppliers of communications services that require us to maintain minimum spending levels some of which increase over time. Our aggregate minimum spending level is approximately $64.6 million, $58.2 million, and $18.3 million in years 2003 to 2005, respectively. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of December 31, 2002, the maximum termination liability would amount to approximately $97.5 million.

PAYMENTS DUE BY (dollars in thousands)
	TOTAL	LESS THAN 1 YEAR	2 – 3 YEARS	4 – 5 YEARS	AFTER 5 YEARS
Capital lease obligations(1)	$102,684	$2,860	$8,793	$91,031	$—
Operating leases and other	151,259	12,357	20,967	19,088	98,847
Unconditional purchase obligations	134,222	63,392	70,830	—	—

Total contractual cash obligations	$388,165	$78,609	$100,590	$110,119	$98,847

(1)	Includes interest payments of $37.5 million over the life of the capital lease obligations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. Effective January 1, 2003, SFAS No. 145 requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB No. 30). Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt may be classified as extraordinary items. After the adoption of SFAS No. 145, any gain or loss resulting from the extinguishment or repurchase of debt classified as an extraordinary item in a prior period that does not meet this criteria for such classification under APB No. 30 must be reclassified. The Company adopted SFAS No. 145 in the fourth quarter of 2002 and the $58.3 million gain on extinguishment of debt reflected as extraordinary in the Company’s 2002 Form 10Q filings was reclassified in the Consolidated Statement of Operations for the year ended December 31, 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and also establishes fair value as the objective for initial measurement of the costs. The Company is required to adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on our financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement, which is effective for fiscal years ending after December 15, 2002, amends SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 regardless of the accounting method used to account for stock-based compensation. We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in APB No. 25 and related interpretations. The enhanced disclosure provisions as defined by SFAS No. 148 are effective now for our year ended December 31, 2002.

In November 2002, the Emerging Issues Task Force (EITF) reached consensus on issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into during fiscal periods beginning after June 15, 2003, which for Savvis would be the quarter ending September 30, 2003. The Company is currently assessing the impact of the guidance would have on our financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure relates to changes in foreign currency exchange rates.

Changes in foreign exchange rates did not materially impact our results of operations. For the years ended December 31, 2001 and 2002, 1% of our service revenue was denominated in currencies other than the United States dollar and approximately 5% and 8%, respectively, of our total direct and operating costs, excluding depreciation and amortization, asset impairments and restructuring charges, were incurred in currencies other than the United States dollar. We expect these percentages to increase in the periods ahead as our non-U.S. business base grows. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The 2002 consolidated financial statements and related notes thereto are included in Part II, Item 8 of this Form 10-K, beginning on page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL                    DISCLOSURE.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information set forth under the captions “Election of Directors” and “Compliance with Section 16 of the Securities Exchange Act” appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Reference is made to the information set forth under the captions “Election of Directors – Director Compensation,” “2002 Executive Compensation” and “Stockholder Return Performance Graph” appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED                      MATTERS

Reference is made to the information set forth under the caption “Certain Relationships and Related Transactions” appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

Reference is made to the information set forth under the caption “Transactions with Affiliates” appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-14 of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities Exchange Commission (“SEC”) filings.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	(1) and (2) Financial Statements and Financial Statement Schedules

The following consolidated financial statements are filed pursuant to Item 8 of this report:

Independent Auditors’ Report.

Consolidated Balance Sheets as of December 31, 2001 and 2002.

Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2000, 2001 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002.

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

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to Registrant’s Registration Statement on Form S-1, as amended (File No. 333-90881), dated November 12, 1999).

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to Registrant’s Registration Statement on Form S-1, as amended (File No. 333-90881), dated January 31, 2000).

NUMBER	EXHIBIT DESCRIPTION

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form S-1, as amended (File No. 333-90881), dated February 14, 2000).

4.1	Form of Common Stock Certificate (incorporated by reference to the same numbered exhibit to Registrant’s Registration Statement on Form S-1, as amended (File No. 333-90881), dated January 31, 2000).

4.2

Certificate of Designations relating to the Registrant’s Series A Convertible Preferred Stock (incorporated by reference to the same numbered exhibit to Registrant’s Current Report on Form 8-K dated March 27, 2002).

4.3

Warrant Agreement, dated as of March 7, 2002, between the Registrant and General Electric Capital Corporation (incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

4.4

Warrant Agreement, dated as of March 15, 2002, between the Registrant and Nortel Networks Inc. (incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

4.5

Warrant, dated March 18, 2002, to purchase the Registrant’s common stock issued to General Electric Capital Corporation (incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

4.6

Warrant, dated March 18, 2002, to purchase the Registrant’s common stock issued to Nortel Networks Inc. (incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

4.7+

Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital II, L.P. (incorporated by reference to the same numbered exhibit to Registrant’s Current Report on Form 8-K dated July 8, 2002).

4.8+

Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital Offshore II, L.P. (incorporated by reference to the same numbered exhibit to Registrant’s Current Report on Form 8-K dated July 8, 2002).

4.9+

Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to The BSC Employee Fund IV, L.P. (incorporated by reference to the same numbered exhibit to Registrant’s Current Report on Form 8-K dated July 8, 2002).

4.10+

Warrant, dated, June 28, 2002, to purchase the Registrant’s common stock issued to CVC II Partners, L.L.C. (incorporated by reference to the same numbered exhibit to Registrant’s Current Report on Form 8-K dated July 8, 2002).

10.1	1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.2	Amendment No. 1 to 1999 Stock Option Plan 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.3	Amendment No. 2 to 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

NUMBER	EXHIBIT DESCRIPTION

10.4	Amendment No. 3 to 1999 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.5	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.6

Form of Incentive Stock Option Agreement under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-90881), dated December 30, 1999).

10.7	Form of Non-Qualified Stock Option Agreement under the 1999 Stock Option Plan.

10.8

Employment Agreement, dated December 20, 1999, between the Registrant and Jack M. Finlayson (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-90881), dated January 18, 2000).

10.9

Letter Agreement, dated June 14, 1999, between the Registrant and David J. Frear (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-90881), dated December 30, 1999).

10.10

Letter Agreement, dated September 30, 1999, between the Registrant and James D. Mori (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-90881), dated December 30, 1999).

10.11

Employment Agreement, dated April 2, 2001, between the Registrant and Robert A. McCormick (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.12

Employment Agreement between SAVVIS Communications Corporation, a Missouri corporation and Richard Bubenik, dated February 8, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.13

Master Establishment and Transition Agreement, dated February 9, 2000, between the Registrant and Bridge Information Systems, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.14+

Network Services Agreement, dated February 18, 2000, between SAVVIS Communications Corporation and Bridge Information Systems, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.15+

Technical Services Agreement, dated February 18, 2000, between SAVVIS Communications Corporation and Bridge Information Systems, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.16

Managed Network Agreement, dated January 31, 1995, between Sprint Communications Company L.P. and Bridge Data Company (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-90881), dated January 6, 2000).

10.17

Amendment One to the Managed Network Agreement, dated August 23, 1995, between Sprint Communications Company L.P. and Bridge Data Company (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-90881), dated January 6, 2000).

10.18

Amendment Two to the Managed Network Agreement, dated August 16, 1995, between Sprint Communications Company L.P. and Bridge Data Company (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-90881), dated January 6, 2000).

NUMBER	EXHIBIT DESCRIPTION

10.19+

Amendment Three to the Managed Network Agreement, dated March 1, 1996, between Sprint Communications Company L.P. and Bridge Data Company (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-90881), dated January 6, 2000).

10.20+

Amendment Four to the Managed Network Agreement, dated July 29, 1996, between Sprint Communications Company L.P. and Bridge Data Company (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-90881), dated January 6, 2000).

10.21+

Amendment Five to the Managed Network Agreement, dated December 5, 1996, between Sprint Communications Company L.P. and Bridge Data Company (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-90881), dated January 6, 2000).

10.22+

Amendment Six to the Managed Network Agreement, dated May 23, 1997, between Sprint Communications Company L.P. and Bridge Data Company (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-90881), dated January 6, 2000).

10.23+

Amendment Seven to the Managed Network Agreement, dated August 28, 1998, between Sprint Communications Company L.P. and Bridge Data Company (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-90881), dated January 6, 2000).

10.24+

Amendment Eight to the Managed Network Agreement, effective as of August 1, 2000, between Sprint Communications Company, L.P. and Bridge Data Company (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.25+

Master Internet Services Agreement, effective June 4, 1999, between the Registrant and UUNET Technologies, Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-90881), dated January 6, 2000).

10.26	Office Lease between WGP Associates, LLC and SAVVIS Communications (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.27+

Amended and Restated Credit Agreement, dated as of September 5, 2000, by and among the Registrant, as guarantor, SAVVIS Communications Corporation, a Missouri corporation, as borrower, and Nortel Networks Inc., as administrative agent, and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

10.28

First Amendment to Amended and Restated Credit Agreement, dated as of May 21, 2001, by and among the Registrant, SAVVIS Communications Corporation, a Missouri corporation and Nortel Networks Inc. and the lenders named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

10.29

Pledge Agreement, dated as of September 5, 2000, by and between the Registrant and Nortel Networks Inc., as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

10.30

Amended and Restated Pledge and Security Agreement, dated as of September 5, 2000, by and between SAVVIS Communications Corporation, a Missouri corporation and Nortel Networks Inc., as administrative agent for the lenders (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

10.31

First Amendment to Amended and Restated Pledge and Security Agreement, dated as of May 21, 2001, by and between SAVVIS Communications Corporation, a Missouri corporation and Nortel Networks Inc., as administrative agent for the lenders (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

NUMBER	EXHIBIT DESCRIPTION

10.32

Pledge and Security Agreement, dated as of September 5, 2000, by and between Global Network Assets, LLC and Nortel Networks Inc., as administrative agent for the lenders (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

10.33

Amended and Restated Guaranty Agreement, dated as of September 5, 2000, delivered by the Registrant to and in favor of Nortel Networks Inc., as administrative agent for itself and the other lenders (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

10.34

Amended and Restated Guaranty Agreement, dated as of September 5, 2000, delivered by Global Network Assets, LLC to and in favor of Nortel Networks Inc., as administrative agent for itself and the other lenders (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

10.35+

Long Haul IRU Agreement, dated as of August 2, 2000, between SAVVIS Communications Corporation, a Missouri corporation and Level 3 Communications, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

10.36+

Metro IRU Agreement, dated as of August 2, 2000, between SAVVIS Communications Corporation, a Missouri corporation and Level 3 Communications, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

10.37+

Master Services Agreement, dated March 14, 2002, between SAVVIS Communications Corporation, a Missouri corporation and Level 3 Communications, LLC (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.38+

Arena Naming Rights Agreement, dated as of August 17, 2000, among the Registrant, Kiel Center Partners, L.P. and Bridge Information Systems, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

10.39++

Agreement and First Amendment, dated June 19, 2001, to Arena Naming Rights Agreement, dated as of August 17, 2000, among the Registrant, Kiel Center Partners, L.P. and SAVVIS Communications Corporation, a Missouri corporation.

10.40+

Master Agreement, dated as of June 30, 2000, between SAVVIS Communications Corporation, a Missouri corporation and Winstar Wireless, Inc., as amended by that certain Letter Agreement dated September 29, 2000 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

10.41+

Nortel Networks Global Purchase Agreement, effective as of June 30, 2000, between SAVVIS Communications Corporation, a Missouri corporation and Nortel Networks Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2000).

10.42+

Letter of Agreement regarding the Amendment to Nortel Networks Global Purchase Agreement, dated March 14, 2002, among the Registrant, SAVVIS Communications Corporation, a Missouri corporation and Nortel Networks Inc. (incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.43

Securities Purchase Agreement, dated as of February 16, 2001, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Management Corporation and the various individuals listed as Purchasers on schedule I thereto (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

NUMBER	EXHIBIT DESCRIPTION

10.44

Registration Rights Agreement, dated as of February 20, 2001, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Management Corporation and the various individuals listed on the signature pages thereto(incorporated by to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.45

Missouri Future Advance Deed of Trust and Security Agreement, dated as of February 19, 2001, among SAVVIS Communications Corporation, a Missouri corporation, Steven D. Korenblat and Welsh, Carson, Anderson & Stowe VII, L.P. (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.46

Modification of Missouri Future Advance Deed Of Trust and Security Agreement, including Appointment of Successor Trustee, entered into effective as of February 19, 2001, by and between SAVVIS Communications Corporation, a Missouri corporation, Welsh, Carson, Anderson & Stowe VII, L.P., and WCAS Management Corporation, as collateral agent. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

10.47

Stipulation and Order, dated April 9, 2001, by and among the Registrant, AT&T Corp., Bridge Information Systems, Inc. and its relate debtor entities (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.48

Stipulation and Order, dated March 22, 2001, by and among the Registrant, Sprint Communications Company L.P., Bridge Information Systems, Inc. and its related debtor entities (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.49

Stipulation and Order, dated March 23, 2001 by and among the Registrant, MCI/WorldCom Communications Corporation and certain of its affiliates, Bridge Information Systems, Inc. and its related debtor entities (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.50

Stipulation and Order, dated March 22, 2001 between Bridge Information Systems, Inc. and related entities and the Company. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

10.51

Registration Rights Agreement, dated as of May 16, 2001, between the Registrant and Reuters Holdings Switzerland SA. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2001).

10.52

Missouri Future Advance Deed Of Trust And Security Agreement, dated as of May 11, 2001, between SAVVIS Communications Corporation, a Missouri corporation, Joseph J. Trad, as trustee and Reuters Holdings Switzerland SA. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2001).

10.53

Side Letter, dated May 16, 2001, between the Registrant and Reuters Holdings Switzerland SA. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated June 4, 2001).

10.54

Agreement Regarding the Supplemental Terms of the Interim SAVVIS Financing as Approved by the May 3, 2001 Order of the United States Bankruptcy Court for the Eastern District of Missouri (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

10.55

Amendment No. 2, effective January 8, 2002, to the Agreement Regarding the Supplemental Terms of the Interim Savvis Financing as approved by the United States Bankruptcy Court on May 3, 2001 (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

NUMBER	EXHIBIT DESCRIPTION

10.56+

Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2001).

10.57++	Amendment No. 1, dated March 1, 2002, to Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited.

10.58+

Transitional Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

10.59+

Co-location Agreement, dated as of September 28, 2001, by and between SAVVIS Communications Corporation, a Missouri corporation, and Reuters America Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

10.60

Ground Lease, effective as of February 18, 2000, by and between SAVVIS Communications Corporation, a Missouri corporation, and Reuters America Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

10.61

Securities Purchase Agreement, dated as of March 6, 2002, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., and the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on Annex I thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2002).

10.62

Investor Rights Agreement, dated as of March 6, 2002, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on the signature pages thereto, Reuters Holdings Switzerland SA and the other Investors (as defined therein) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 27, 2002).

10.63

Amendment No. 1, dated June 28, 2002, to the Investor Rights Agreement, dated as of March 6, 2002, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on the signature pages thereto, Reuters Holdings Switzerland SA and the Other Investors (as defined therein) (incorporated by reference to the Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 8, 2002).

10.64

Agreement Resolving All Outstanding SAVVIS-BIS Issues, between the Registrant and BIS Administration, Inc., dated as of February 8, 2002 as approved by the Bankruptcy Court on February 13, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.65

Amendment No. 1, effective February 25, 2002, to the Agreement Resolving All Outstanding SAVVIS-BIS Issues, between the Registrant and BIS Administration, Inc., dated as of February 8, 2002 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.65

Amended and Restated Master Lease Agreement, dated as of March 8, 2002, by and among SAVVIS Communications Corporation, a Missouri corporation, other signatories named therein and General Electric Capital Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.66

Amendment No.1 and Consent, dated May 28, 2002, to the Amended and Restated Master Lease Agreement, dated as of March 8, 2002, by and among SAVVIS Communications Corporation, a Missouri corporation, other signatories named therein and General Electric Capital Corporation (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

NUMBER	EXHIBIT DESCRIPTION

10.67++

Amendment No.2 and Consent, dated November 4, 2002, to the Amended and Restated Master Lease Agreement, dated as of March 8, 2002, by and among SAVVIS Communications Corporation, a Missouri corporation, other signatories named therein and General Electric Capital Corporation.

10.68

Security Agreement, effective as of March 18, 2002, between the Registrant and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.69

Security Agreement, effective as of March 18, 2002, between SAVVIS Communications Corporation, a Missouri corporation and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.70

Security Agreement, effective as of March 18, 2002, between Global Network Assets, LLC and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.71

Security Agreement, effective as of March 18, 2002, between SAVVIS Procurement Corporation and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.72

Security Agreement, effective as of March 18, 2002, between SAVVIS Communications International, Inc. and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.73

Pledge Agreement, dated as of March 18, 2002, between the Registrant and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.74

Pledge Agreement, dated as of March 18, 2002, between SAVVIS Communications Corporation, a Missouri corporation and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.75

Trademark Security Agreement, dated as of March 18, 2002, between the Registrant and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.76

Trademark Security Agreement, dated as of March 18, 2002, between SAVVIS Communications Corporation, a Missouri corporation and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.77

Trademark Security Agreement, dated as of March 18, 2002, between Global Network Assets, LLC and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.78

Trademark Security Agreement, dated as of March 18, 2002, between SAVVIS Procurement Corporation and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

NUMBER	EXHIBIT DESCRIPTION

10.79

Trademark Security Agreement, dated as of March 18, 2002, between SAVVIS Communications International, Inc. and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.80

Patent Security Agreement, dated as of March 18, 2002, between the Registrant and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.81

Patent Security Agreement, dated as of March 18, 2002, between SAVVIS Communications Corporation, a Missouri corporation and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.82

Patent Security Agreement, dated as of March 18, 2002, between Global Network Assets, LLC and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.83

Patent Security Agreement, dated as of March 18, 2002, between SAVVIS Procurement Corporation and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.84

Patent Security Agreement dated, as of March 18, 2002, between SAVVIS Communications International, Inc. and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.85

Copyright Security Agreement, dated as of March 18, 2002, between the Registrant and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.86

Copyright Security Agreement, dated as of March 18, 2002, between SAVVIS Communications Corporation, a Missouri corporation and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.87

Copyright Security Agreement, dated as of March 18, 2002, between Global Network Assets, LLC and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.88

Copyright Security Agreement, dated as of March 18, 2002, between SAVVIS Procurement Corporation and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.89

Copyright Security Agreement, dated as of March 18, 2002, between SAVVIS Communications International, Inc. and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.90

Guaranty Agreement, effective as of March 18, 2002, delivered by the Registrant to and in favor of General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

NUMBER	EXHIBIT DESCRIPTION

10.91

Guaranty Agreement, effective as of March 18, 2002, delivered by Global Network Assets, LLC to and in favor of General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.92

Guaranty Agreement, effective as of March 18, 2002, delivered by SAVVIS Procurement Corporation to and in favor of General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.93

Guaranty Agreement, effective as of March 18, 2002, delivered by SAVVIS Communications International, Inc. to and in favor of General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.94

Fee Letter, dated March 6, 2002, from the Registrant to WCA Management Corporation (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.95

Stipulation and Order, dated January 22, 2002, by and among Harris Trust and Savings Bank, Goldman Sachs Credit Partners L.P., as Lenders, BIS Administration Inc., SAVVIS Communications Corporation, a Missouri corporation, General Electric Capital Corporation, First Bank, Heller Financial Leasing, Inc., Transamerica Equipment Financial Services Corporation, Pilgrim Prime Rate Trust and Highland Capital Management, L.P. (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.96

Sharing Agreement and Mutual Release, dated as of January 25, 2002, by and among Harris Trust and Savings Bank, Goldman Sachs Credit Partners L.P., Lenders, BIS Administration Inc., SAVVIS Communications Corporation, a Missouri corporation, General Electric Capital Corporation, First Bank, Heller Financial Leasing, Inc., Transamerica Equipment Financial Services Corporation, Pilgrim Prime Rate Trust and Highland Capital Management, L.P. (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.97

Securities Purchase Agreement, dated as of June 28, 2002, among the registrant, Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund IV, L.P., and CVC II Partners, L.L.C. (incorporated by reference to the Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 8, 2002).

10.98

Joinder Agreement, dated June 28, 2002, between registrant, Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund IV, L.P., and CVC II Partners, L.L.C. (incorporated by reference to the Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated July 8, 2002).

10.99

Board Letter, dated June 28, 2002, to Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund IV, L.P., and CVC II Partners, L.L.C. from registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., Welsh, Carson, Anderson & Stowe VII, L.P., Welsh, Carson, Anderson & Stowe VI, L.P., and WCAS Management Corporation (incorporated by reference to the Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated July 8, 2002).

10.100

Amended and Restated Lease Agreement, dated as of January 25, 2002, by and between General Electric Capital Corporation and SAVVIS Communications Corporation, a Missouri corporation (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.101

Lease Agreement, dated as of May 24, 2002, by and between Duke Realty Limited Partnership and SAVVIS Communications Corporation, a Missouri corporation (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

NUMBER	EXHIBIT DESCRIPTION

10.102

Missouri Leasehold Deed of Trust, Security Agreement and Fixture Filing, dated June 12, 2002, among SAVVIS Communications Corporation, a Missouri corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.103

Securities Purchase Agreement, dated as of September 18, 2002, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P. and the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on Annex I thereto (incorporated by reference to the Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 19, 2002).

10.104++

Master Services Agreement, dated October 1, 2002, by and between Moneyline Telerate and Moneyline Telerate International and SAVVIS Communications Corporation, a Missouri corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

99.1.	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

++ A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

(b)    Reports on Form 8-K.

On November 7, 2002, we filed a Current Report on Form 8-K with respect to Item 5, Other Events.

(c)    Exhibits.

The list of exhibits filed with this report is set forth in response to Item 14(a)(3). SAVVIS hereby files as part of this report the exhibits listed in the index to the exhibits.

(d)    Financial Statements Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2003.

SAVVIS COMMUNICATIONS CORPORATION

By:	/s/ Robert A. McCormick Robert A. McCormick CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities indicated below and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ROBERT A. MCCORMICK Robert A. Mccormick	Chief Executive Officer and Chairman of the Board (principal executive officer)	February 28, 2003

/s/ DAVID J. FREAR David J. Frear	Executive Vice President, Chief Financial Officer and Director (principal financial officer and principal accounting officer)	February 28, 2003

/s/ JOHN M. FINLAYSON John M. Finlayson	President, Chief Operating Officer and Director	February 28, 2003

/s/ JOHN D. CLARK John D. Clark	Director	February 28, 2003

/s/ CLIFFORD H. FRIEDMAN Clifford H. Friedman	Director	February 28, 2003

/s/ CLYDE A. HEINTZELMAN Clyde A. Heintzelman	Director	February 28, 2003

/s/ THOMAS E. MCINERNEY Thomas E. Mcinerney	Director	February 28, 2003

/s/ JAMES E. OUSLEY James E. Ousley	Director	February 28, 2003

/s/ JAMES P. PELLOW James P. Pellow	Director	February 28, 2003

/s/ PATRICK J. WELSH Patrick J. Welsh	Director	February 28, 2003

CERTIFICATIONS

I, Robert A. McCormick, certify that:

1.	I have reviewed this annual report on Form 10-K of SAVVIS Communications Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003	/s/ Robert A. McCormick Robert A. McCormick Chairman and Chief Executive Officer

I, David J. Frear, certify that:

1.	I have reviewed this annual report on Form 10-K of SAVVIS Communications Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003	/s/ David J. Frear David J. Frear Executive Vice President and Chief Financial Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SAVVIS COMMUNICATIONS CORPORATION

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

SAVVIS Communications Corporation

Herndon, Virginia

We have audited the accompanying consolidated balance sheets of SAVVIS Communications Corporation and subsidiaries (SAVVIS) as of December 31, 2001 and 2002, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SAVVIS Communications Corporation and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, in 2002, SAVVIS changed its method of accounting for goodwill and its financial statement classification of gains from the extinguishment of debt to conform with Statements of Financial Accounting Standards Nos. 142 and 145.

Deloitte & Touche LLP

McLean, Virginia

February 6, 2003

SAVVIS COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	DECEMBER 31,
	2001	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,405	$32,159
Trade accounts receivable, less allowance for doubtful accounts of $1,125 in 2001 and $1,023 in 2002 (includes accounts receivable from affiliates of $15,911 and $10,988, respectively, in 2001 and 2002)	27,271	15,117
Prepaid expenses	1,554	1,691
Other current assets	2,919	2,119

TOTAL CURRENT ASSETS	46,149	51,086
PROPERTY AND EQUIPMENT – net	193,282	129,262
GOODWILL AND INTANGIBLE ASSETS – net of accumulated amortization of $35,695 in 2001	2,772	—
RESTRICTED CASH	4,062	6,384
OTHER NON–CURRENT ASSETS	9,519	9,742

TOTAL ASSETS	$255,784	$196,474

LIABILITIES AND STOCKHOLDERS’(DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$80,447	$28,528
Due to Bridge Information Systems, Inc.	23,326	—
Notes payable – current portion	86,572	—
Convertible senior secured notes – current portion	60,112	—
Capital lease obligations – current portion	45,800	2,705
Other accrued liabilities	52,785	15,469

TOTAL CURRENT LIABILITIES	349,042	46,702
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	19,975	62,444
NOTES PAYABLE – NON-CURRENT PORTION	23,719	—
OTHER ACCRUED LIABILITIES – NON-CURRENT	19,634	10,411

TOTAL LIABILITIES	412,370	119,557

COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ (DEFICIT) EQUITY:
Convertible preferred stock in accreted value; 50,000,000 shares authorized;203,070 issued and outstanding in 2002	—	217,006
Common stock; $.01 par value, 900,000,000 shares authorized; 93,957,229 and 94,059,956 shares issued in 2001 and 2002, respectively, 93,918,353 and 94,028,381 shares outstanding in 2001 and 2002, respectively.	940	941
Additional paid-in capital	356,443	351,772
Accumulated deficit	(492,364)	(478,432)
Deferred compensation	(21,122)	(12,270)
Treasury stock, at cost, 38,876 and 31,575 shares in 2001 and 2002, respectively	(19)	(16)
Accumulated other comprehensive loss: Cumulative foreign currency translation adjustment	(464)	(2,084)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(156,586)	76,917

TOTAL LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY	$255,784	$196,474

See notes to consolidated financial statements.

SAVVIS COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,
	2000	2001	2002
REVENUES:
Managed IP	$151,733	$197,231	$193,789
Managed hosting	1,991	10,772	18,590
Internet access	30,551	30,694	17,964
Other	2,049	4,098	5,661

TOTAL REVENUES (including $151,649, $170,694 and $104,708 from affiliates in 2000, 2001 and 2002 respectively)	186,324	242,795	236,004

DATA COMMUNICATIONS AND OPERATIONS (excluding $1.9 million, $2.1 million and $1.5 million of equity-based compensation for 2000, 2001 and 2002, respectively)	211,750	$236,336	162,078

GROSS MARGIN	(25,426)	6,459	73,926

OPERATING EXPENSES:
Sales and marketing (excluding $5.0 million, $6.8 million and $4.8 million of equity-based compensation for 2000, 2001 and 2002, respectively)	33,892	35,241	37,593
General and administrative (excluding $7.6 million, $6.4 million and $4.6 million of equity-based compensation for 2000, 2001 and 2002, respectively)	24,361	37,106	30,228
Depreciation and amortization	60,511	88,079	60,621
Asset impairment & other write-downs of assets	2,000	89,633	4,684
Restructuring charges	—	4,821	—
Non-cash equity-based compensation	14,459	15,254	10,952

TOTAL OPERATING EXPENSES	135,223	270,134	144,078

LOSS FROM OPERATIONS	(160,649)	(263,675)	(70,152)

NONOPERATING (EXPENSES) INCOME:
Interest income	6,369	782	665
Interest expense	(10,571)	(26,003)	(11,668)
Gains on extinguishment of debt	—	—	97,859

TOTAL NONOPERATING (EXPENSES) INCOME	(4,202)	(25,221)	86,856

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(164,851)	(288,896)	16,704

Cumulative effect of change in accounting principle	—	—	(2,772)

(LOSS) INCOME BEFORE INCOME TAXES	(164,851)	(288,896)	13,932
INCOME TAXES	—	—	—

NET (LOSS) INCOME	(164,851)	(288,896)	13,932
PREFERRED STOCK DIVIDENDS AND ACCRETION	—	—	74,498

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(164,851)	$(288,896)	$(60,566)

Basic and diluted loss per common share before cumulative effect of change in accounting principal	$(1.89)	$(3.10)	$(0.62)
Cumulative effect of change in accounting principal	—	—	(0.03)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(1.89)	$(3.10)	$(0.65)

WEIGHTED AVERAGE SHARES OUTSTANDING	87,343,896	93,113,823	93,558,891

See notes to consolidated financial statements.

SAVVIS COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(DOLLARS IN THOUSANDS)

	Number of Shares
							Accumulated Other Compprehensive Loss: Cumulative Foreign
	Common Stock	Treasury Stock	Convertible Preferred Stock	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Currency Translation Adjustment	Deferred Compensation	Accumulated Deficit	Treasury Stock	Total
BALANCE, JANUARY 1, 2000	77,210,286	—	—	—	$772	$84,973	—	$(49,894)	$(38,617)	—	$(2,766)
Net Loss									(164,851)		(164,851)
Foreign currency translation adjustment							$(526)				(526)

Comprehensive loss											(165,377)
Issuance of common stock in initial public offering	14,875,000				149	333,215					333,364
Issuance of common stock upon exercise of stock options	995,780				9	485					494
Issuance of stock options and restricted stock						4,146		(4,146)			—
Issuance of common stock in payment of obligations	750,000				8	5,758					5,766
Recognition of deferred compensation cost								14,459			14,459
Purchase of shares for treasury		38,876								(19)	(19)
Preferential distribution to Bridge Information Systems, Inc.						(68,991)					(68,991)

BALANCE, DECEMBER 31, 2000	93,831,066	38,876	—		938	359,586	(526)	(39,581)	(203,468)	(19)	116,930
Net Loss									(288,896)		(288,896)
Foreign currency translation adjustment							62				62

Comprehensive loss											(288,834)
Issuance of common stock upon exercise of stock options	126,163				2	62					64
Recognition of deferred compensation costs						(3,205)	—	18,459	—	—	15,254

BALANCE, DECEMBER 31, 2001	93,957,229	38,876	—		940	356,443	(464)	(21,122)	(492,364)	(19)	(156,586)
Net income									13,932		13,932
Foreign currency translation adjustment							(1,620)				(1,620)

Comprehensive income											12,312
Issuance of preferred stock			203,070	$200,131							200,131
Proceeds of preferred stock issuance allocated to beneficial conversion feature				(52,690)		52,690					—
Deemed dividends on preferred stock allocated to beneficial conversion feature				(4,933)		4,933					—
Deemed dividends on preferred stock				74,498		(74,498)					—
Issuance of warrants						10,053					10,053

Recognition of deferred compensation costs						2,101		8,852			10,953
Issuance of common and/or treasury stock upon exercise of stock options	102,727	(7,301)			1	50				3	54

BALANCE, DECEMBER 31, 2002	94,059,956	31,575	203,070	$217,006	$941	$351,772	$(2,084)	$(12,270)	$(478,432)	$(16)	$76,917

See notes to consolidated financial statements.

SAVVIS COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2000	2001	2002
OPERATING ACTIVITIES:
Net (loss) income	$(164,851)	$(288,896)	$13,932
Reconciliation of net (loss) income to net cash used in operating activities:
Gains on extinguishment of debt	—	—	(97,859)
Depreciation and amortization	60,511	88,079	60,621
Accrued interest	—	2,612	8,794
Asset impairment & other write-downs of assets	2,000	89,633	4,684
Deferred financing costs	(6,165)	3,845	—
Cumulative effect of change in accounting principle	—	—	2,772
Restructuring charges	—	4,821	—
Non-cash equity based compensation	14,459	15,254	10,952
Net changes in operating assets and liabilities:
Trade accounts receivable	(41,641)	16,642	1,266
Prepaid expenses	(584)	(467)	(136)
Other current assets	(3,031)	190	799
Other non-current assets	(8,146)	(126)	2,273
Accounts payable	34,477	8,291	(35,589)
Other accrued liabilities	33,171	18,216	(17,477)

Net cash used in operating activities	(79,800)	(41,906)	(44,968)

INVESTING ACTIVITIES:
Capital expenditures	(152,193)	(24,085)	(5,669)
Other investments	(1,000)	—	—

Net cash used in investing activities	(153,193)	(24,085)	(5,669)

FINANCING ACTIVITIES:
Exercise of stock options and other equity transactions	475	64	54
Proceeds from common stock issuance	333,364	—	—
Proceeds from borrowings	30,224	—	—
Repayment of borrowings	(7,096)	(202)	(14,297)
Issuance of preferred stock, net of issue costs	—	—	97,161
Preferential distribution to Bridge	(68,991)	—
Principal payments under capital lease obligations	(19,576)	(10,661)	(9,980)
Funding of letters of credit (restricted cash)	(5,565)	1,503	(2,322)
Proceeds from convertible senior secured notes	—	57,500	—

Net cash provided by financing activities	262,835	48,204	70,616

Effect of exchange rate changes on cash and cash equivalents	(447)	(70)	(2,225)
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	29,395	(17,857)	17,754
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,867	32,262	14,405

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,262	$14,405	$32,159

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt incurred under capital lease obligations	$90,118	$—	25
Debt incurred in equipment acquisition	72,670	10,410	—
Capital expenditures accrued and unpaid	45,641	15,273	6,704
Netting of amounts due to against amounts due from Bridge	19,326	—	—
Common stock issued in settlement of obligations	5,766	—	—
Preferred stock issued in settlement of debt	—	—	102,970
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$9,522	$6,959	$1,111

See notes to consolidated financial statements.

SAVVIS COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(TABULAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS — SAVVIS Communications Corporation, a Delaware corporation, formerly SAVVIS Holdings Corporation (“Holdings”), together with its wholly-owned subsidiary, SAVVIS Communications Corporation, a Missouri corporation (“SCC”), and its predecessor company, SAVVIS Communications Enterprises L.L.C. (“LLC”), are referred to herein collectively as the “Company,” and “SAVVIS.”. The Company was formed in November 1995 and commenced commercial operations in 1996. SAVVIS is a global managed service provider, delivering Managed IP, Managed Hosting and Internet access to a diverse mix of industries

On April 7, 1999 (the “acquisition date”), the Company was acquired by a wholly-owned subsidiary of Bridge Information Systems, Inc. (“Bridge”) in an all stock transaction that was accounted for as a “purchase transaction” under Accounting Principles Board Opinion No. 16. The value of the Bridge shares and options issued and the costs incurred by Bridge in connection with the acquisition aggregated $31.7 million. In accordance with the accounting requirements of the Securities and Exchange Commission, purchase transactions that result in one entity becoming substantially wholly-owned by the acquirer establish a new basis of accounting in the acquired entity’s records for the purchased assets and liabilities. Thus, the purchase price has been allocated to the underlying assets purchased and liabilities assumed based on their estimated fair values at the acquisition date.

An initial public offering of the Company’s common stock was completed in February 2000. A total of 17 million shares were sold in the offering, 14,875,000 shares sold by the Company and 2,125,000 shares sold by Bridge, all at $24 per share. The Company received net proceeds from this offering of approximately $333 million, of which approximately $127 million was paid to Bridge. After the offering, Bridge owned approximately 49 percent of the Company’s outstanding stock, and shareholders of Bridge owned approximately 26 percent of the Company’s outstanding stock.

In 2002, the Company executed a recapitalization when it issued approximately $203.1 million of convertible preferred stock to entities and individuals associated with Welsh Carson Anderson & Stowe (“Welsh Carson”), a group of funds (“Constellation Ventures”), Reuters plc (“Reuters”) and to various vendors.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS — All highly liquid investments with an original maturity of three months or less at the time of purchase are considered cash equivalents.

RESTRICTED CASH — Restricted cash consists of amounts supporting outstanding letters of credit, principally related to office space.

PROPERTY AND EQUIPMENT — Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease. Data center assets are generally depreciated over 20 years.

SAVVIS COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EQUIPMENT UNDER CAPITAL LEASES — The Company leases certain of its data communications equipment and other fixed assets under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under these capital leases are amortized over the terms of the leases, which are approximately three years.

OTHER NON-CURRENT ASSETS — Other non-current assets consist primarily of deferred financing costs and the unamortized cost of naming rights to an arena in St. Louis, Missouri.

GOODWILL AND INTANGIBLE ASSETS — On January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangibles.” In accordance with SFAS No. 142, in the first quarter of 2002, the Company assessed the Goodwill on the financial statements and determined that the Goodwill was impaired. As a result, the Company recorded a $2.8 million charge in 2002 which is reflected in the Consolidated Statements of Operations as a cumulative effect of change in accounting principle.

LONG-LIVED ASSETS — The Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, the Company periodically evaluates the recoverability of long-lived assets, including intangible assets, goodwill and property and equipment, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment in the carrying value of an asset is recognized when the expected future operating cash flows to be derived from the asset are less than its carrying value. In addition, the Company’s evaluation considers non-financial data such as market trends, product and development cycles, and changes in management’s market emphasis.

FAIR VALUE OF FINANCIAL INSTRUMENTS — The carrying values of cash and cash equivalents, trade accounts receivable, restricted cash, accounts payable and accrued liabilities approximate their fair values. As of December 31, 2002, the fair value of all borrowings approximates their carrying value as they are short-term in nature.

REVENUE RECOGNITION — Revenues consist primarily of Managed IP networks, Managed Hosting and Internet access service fees, which are fixed monthly amounts, and are recognized in the financial statements when earned during the life of the contract. For all periods, any services billed and payments received in advance of providing services are deferred until the period such services are earned. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101(“SAB 101”), “Revenue Recognition in Financial Statements”, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The effect of implementation of SAB 101 was not material to the consolidated financial statements. Installation and equipment costs deferred in accordance with SAB 101 are recorded on the balance sheet in other assets. Such costs are recognized on a straight-line basis over periods of up to 18 months, the estimated period over which the related revenues from installation and equipment sales are deferred and recognized.

SAVVIS has contracts with some customers that provide service level commitments. If SAVVIS does not meet the required service levels, it may be obligated to provide credits that are accounted for as a reduction in revenue. To date, credits issued under the service level agreements have not been material.

ADVERTISING COSTS — Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2000, 2001 and 2002 was $3.2 million $1.3 million and $1.3 million respectively.

INCOME TAXES — Income taxes are accounted for under the asset and liability method, which provides for the establishment of deferred tax assets and liabilities for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and

SAVVIS COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for income tax purposes, applying the enacted statutory tax rates in effect for the years in which differences are expected to reverse. Valuation allowances are established when it is more likely than not the deferred tax assets will not be realized.

EMPLOYEE STOCK OPTIONS –- As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company accounts for employee stock options in accordance with Accounting Principles Board Opinion (APB) No. 25 , “Accounting for Stock Issued to Employees.” Under APB No. 25, the Company recognizes compensation cost based on the intrinsic value of the equity instrument awarded as determined at the measurement date. The Company also discloses the required pro forma information as if the fair value method prescribed by SFAS No. 123 had been applied.

NON-EMPLOYEE STOCK OPTIONS — In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 44 , “Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25”, which clarifies the application of APB No. 25 on certain issues, including the definition of an employee for purposes of applying APB No. 25. In accordance with FIN No. 44, the accounting for stock options granted to non-employees (excluding non-employee members of the Company’s Board of Directors) changed effective July 1, 2000. These non-employee stock options are now accounted for under the fair value method of SFAS No. 123.

FOREIGN CURRENCY — Results of operations for our foreign subsidiaries are translated from the designated functional currency to the United States dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are included in cumulative foreign currency translation adjustment in stockholders’ (deficit) equity.

INCOME (LOSS) PER SHARE — All income or loss per share amounts for all years have been presented to conform to the provisions of SFAS No. 128. All stock options, warrants, restricted stock subject to repurchase and convertible preferred shares outstanding have been excluded from the computations of diluted loss per share, as their effect would be anti-dilutive. Accordingly, there is no reconciliation between basic and diluted loss per share for the years presented. Weighted average shares issuable upon the exercise of stock options and warrants, conversion of preferred stock and shares of restricted stock subject to repurchase, which were not included in the computations because they were anti-dilutive was 196,887,565 in 2002.

CONCENTRATIONS OF CREDIT RISK — Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company periodically reviews the credit quality of its customers and generally does not require collateral.

USE OF ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS — In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. Effective January 1, 2003, SFAS No. 145 requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in APB No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt may be classified as extraordinary items. After the adoption of SFAS No. 145, any gain or loss resulting from the extinguishment or repurchase of debt classified as an extraordinary item in a prior period that does not meet this criteria for such classification under APB No. 30 must be reclassified. The Company adopted SFAS No. 145 in the fourth

SAVVIS COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarter of 2002 and the $58.3 million gain on extinguishment of debt reflected as extraordinary in the Company’s 2002 Form 10Q filings was reclassified in the Consolidated Statement of Operations for the year ended December 31, 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and also establishes fair value as the objective for initial measurement of the costs. The Company is required to adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on our financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement, which is effective for fiscal years ending after December 15, 2002, amends SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 regardless of the accounting method used to account for stock-based compensation. We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in APB No. 25 and related interpretations. The enhanced disclosure provisions as defined by SFAS No. 148 are effective now for our year ended December 31, 2002.

In November 2002, the Emerging Issues Task Force (EITF) reached consensus on issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into during fiscal periods beginning after June 15, 2003, which for Savvis would be the quarter ending September 30, 2003. The Company is currently assessing the impact of the guidance would have on our financial statements.

RECLASSIFICATIONS — Certain amounts from prior periods have been reclassified to conform to current period presentation.

OFFSETTING –- In 2001, the Company, as a result of the application of rights of offset, net certain trade liabilities to Bridge with the accounts receivable for network services from Bridge.

2.    RELATED PARTY TRANSACTIONS

In March 2002, the Company issued $40.9 million of convertible preferred stock to Reuters Holdings Switzerland S.A. (together with affiliates, “Reuters”) in satisfaction of all outstanding principal and accrued interest on the Company’s 12% convertible senior notes.

On September 28, 2001 Reuters acquired a portion of the assets of Bridge. In connection with the asset acquisition, Reuters entered into a network services agreement with SAVVIS, pursuant to which the Company agreed to provide continuing network services to the Bridge customers acquired by Reuters as well as, Internet access, and colocation services for a period of five years. The network services agreement provides that our network must perform in accordance with specific quality of service standards. In the event the Company does not meet the required quality of service levels, Reuters would be entitled to credits, and, in the event of a material breach of such quality of service levels, Reuters would be entitled to terminate the network services agreement. Such an event has not occurred as of December 31, 2002. As of December 31, 2002, the Company has $ 10.6 million of receivables due from Reuters.

SAVVIS COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the network services agreement, Reuters is SAVVIS’ largest customer. In connection with the network services agreement, SAVVIS also entered into a transitional services agreement with Reuters, pursuant to which Reuters has agreed to provide SAVVIS with technical, administrative and other services, including help desk support, installation, maintenance and repair of equipment, customer related services such as processing service orders, accounting functions and the provision of warehousing and other facilities, pending SAVVIS establish its own capabilities. In 2001 and 2002, the Company incurred $0.8 million and $5.6 million, respectively, of costs related to the transitional services agreements. No such expenses were incurred in 2000.

In connection with Bridge’s acquisition of the Company, as discussed in Note 1, Bridge funded the Company’s operations during 1999 and up through our IPO date. At December 31, 2001, the Company had amounts payable to Bridge of approximately $23 million consisting of a note payable and accrued interest on the note. In addition, at December 31, 2001, the Company had amounts receivable from Bridge of approximately $12.8 million, relating to network services provided by us to Bridge. In February 2002, the Company entered into a series of agreements that resolved substantially all of the outstanding balances, both due to and due from Bridge. The Company earned $151.6 million, $140.6 million and $2.5 million in revenues from transactions with Bridge during the years ended December 31, 2000, 2001 and 2002, respectively, primarily for services rendered under the Bridge Network Services Agreement. These amounts represented approximately 81%, 58% and 1%, respectively, of the Company’s revenues for 2000, 2001 and 2002.

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

Revenue from affiliates was as follows:

	2000	2001	2002
	(in millions)
Bridge	$151.6	$140.6	$2.5
Reuters SA	—	30.1	102.2

Total	$151.6	$170.7	$104.7

ASSET PURCHASE AND PREFERENTIAL DISTRIBUTION — Simultaneous with the completion of our public offering in February 2000, the Company purchased or subleased Bridge’s global Internet protocol network assets. The purchase price of the assets was approximately $77 million, of which approximately $52 million was paid from the offering proceeds. For the balance of the purchase price, the Company entered into capital leases totaling approximately $25 million with Bridge related to these network assets. The Company also paid a $69 million preferential distribution to Bridge.

3.    COMMON AND PREFERRED STOCK TRANSACTIONS

COMMON STOCK

An initial public offering of the Company’s common stock was completed in February 2000. A total of 17 million shares were sold in the offering, 14,875,000 shares sold by the Company and 2,125,000 shares sold by Bridge, all at $24 per share. The Company received net proceeds from this offering of approximately $333 million, of which approximately $127 million was paid to Bridge. After the offering, Bridge owned approximately 49% of the Company’s outstanding stock, and shareholders of Bridge owned approximately 26% of the Company’s outstanding stock.

SAVVIS COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2002, the shareholders of SAVVIS approved the authorization of up to 900 million shares of common stock.

PREFERRED STOCK

In September 2002, the Company raised $22.6 million from the issuance of Series A convertible preferred stock (the “Preferred”) to entities and individuals affiliated with Welsh, Carson, Anderson & Stowe (“Welsh Carson”). As of December 31, 2002, Welsh Carson owns approximately 56% of the Company’s voting stock.

In June 2002, the Company issued Preferred totaling $20.0 million to a group of funds (“Constellation Ventures”) in exchange for cash. The Company also issued five-year performance warrants to Constellation Ventures to acquire shares of common stock at $0.75 per share which it will earn the right to exercise if it meets certain performance criteria related to aiding the Company in winning new business. As of December 31, 2002, this performance criteria has not been met. In addition, the Company issued $2.4 million of Preferred in satisfaction of certain vendor obligations.

In March 2002, the Company issued $158.1 million of Preferred. Preferred totaling $117.2 million was issued to entities and individuals affiliated with Welsh Carson in exchange for $57.5 million in cash, satisfaction of all of the outstanding principal and accrued interest on the Company’s 10% convertible senior notes totaling $22.2 million, and satisfaction of all of the principal and interest owed in respect of notes issued pursuant to the Credit Agreement with Nortel Networks, Inc., or Nortel, totaling $90.9 million. In connection with these transactions, the Company also issued five year warrants to purchase approximately 6.4 million shares of its common stock at $0.75 per share. Preferred totaling $40.9 million was also issued to Reuters in satisfaction of all of the outstanding principal and accrued interest on the Company’s 12% convertible senior notes totaling $40.9 million. The Company incurred $2.9 million in offering costs related to the issuance of 203,070 shares of the Preferred which is recorded net of proceeds.

The Preferred accrues dividends at the rate of 11.5% per annum on the outstanding accreted value thereof (initially $1,000 per share). Dividends may not be paid in cash until after the eighth anniversary of the original issuance date. Accrued but unpaid dividends will be added to the outstanding accreted value quarterly. The Preferred is convertible into such number of our common stock equal to the outstanding accreted value divided by the conversion price. The Preferred is entitled to vote on all matters (other than any voluntary repurchase of the Preferred) submitted to the common stockholders on an as-if-converted basis and represented approximately 76% of the voting stock of the Company as of December 31, 2002. The conversion price of $0.75 was set a few days before the commitment date for the Preferred issued in March 2002. On the commitment date, the closing price of the Company’s common stock was $1.00. Accordingly, the Company recorded a non-cash beneficial conversion feature of $52.7 million, representing the $0.25 per share intrinsic value of that feature, as a return to the Preferred shareholders in March 2002. The Company also recorded a non-cash beneficial conversion feature of $4.9 million related to accrued dividends for the year ended December 31, 2002.

SAVVIS COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    PROPERTY AND EQUIPMENT, GOODWILL AND ASSET IMPAIRMENT

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	Useful Lives (in years)	2001	2002
Communications equipment	3	$139,877	$146,401
Data Center	20	59,618	60,406
Construction in progress	—	10,365	—
Equipment under capital leases	3—5	95,872	95,791
Other	3—5	11,631	12,904

		317,363	315,502
Less accumulated depreciation and amortization		(124,081)	(186,240)

Total		$193,282	$129,262

Accumulated amortization for equipment under capital leases for 2001 and 2002 was $48.5 million and $69.0 million, respectively.

Depreciation and amortization expense related to equipment was $48.0 million, $76.4 million and $58.7 million in 2000, 2001 and 2002, respectively.

GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill and other intangibles for the year ended December 31, 2002:

Net Assets
Balance as of December 31, 2001	$2,772
Impairment	(2,772)

Balance as of December 31, 2002	$—

Amortization expense related to goodwill and indefinite lived intangibles was $11.7 and $11.1 million, respectively, for the years ended December 31, 2000 and 2001.

In accordance with the provisions of SFAS 142 adopted on January 1, 2002, SAVVIS recognized a $2.8 million charge, as the balance of goodwill and other intangibles was impaired. The following adjusted information presents a reconciliation of net loss and loss per common share reported in the Consolidated Statements of Operations adjusted to exclude the goodwill amortization. The effective tax rate used in this table is 0.0%.

	For the Year Ended December 31,
	2000	2001	2002
Net (loss) income, as reported	$(164,851)	$(288,896)	$13,932
Add: Goodwill amortization, net of income tax	11,713	11,088	—

Net loss (income), adjusted	$(153,138)	$(277,808)	$13,932
Basic and diluted loss per share:
Net loss, as reported	$(1.89)	$(3.10)	$(0.65)
Add: Goodwill amortization, net of income tax	0.14	0.12	—
Net loss, adjusted	$(1.75)	$(2.98)	$(0.65)
Weighted average shares outstanding	87,343,896	93,113,823	93,558,891

ASSET IMPAIRMENT

In the fourth quarter of 2002, the Company recorded a $3.7 million charge related to unused equipment for which the Company has no future expected use and the equipment has no salvage value.

SAVVIS COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 22, 2002, Yipes Communications, Inc. (“Yipes”) filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code. As a result of these proceedings, the Company has recorded a $1.0 million impairment charge related to its investment in Yipes.

The Company recognized asset impairment & other write-downs of assets of $89.6 million in 2001, which include:

•	$31.5 million non-cash charge related to optical equipment for which the Company does not expect to recover its costs either through operation or disposition of such equipment;

•	$44.1 million non-cash charge related to the Company’s wireless network equipment that has no residual value and the Company has no future expected use for the equipment; and

•	$14.0 million non-cash charge related to the write down of other property and equipment.

During 2000, the Company recorded a write down in the amount of $2.0 million to reduce the carrying value of our investment in specialized customer application software to its estimated net realizable value.

5.    NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

NOTES PAYABLE:

The table below shows Notes payable as of December 31:

	2001	2002
Notes payable to Nortel Networks, Inc. variable interest rate of 7% as of December 31, 2001	$85,273	$—
Note payable to Winstar Wireless, Inc., interest at 11%	16,458	—
Note payable to Winstar Wireless, Inc., interest at 11%	8,560	—
Convertible Senior Secured Notes Payable to Welsh Carson, interest at 10%	21,044	—
Convertible Senior Secured Notes Payable to Reuters, interest at 12%	39,068	—

Total notes payable	170,403	—
Less current portion	(146,684)	—

Non-current portion	$23,719	$—

In 2000, the Company entered into and amended a credit agreement with Nortel for the financing of approximately $235 million to purchase network equipment and installation services from Nortel and to pay certain third party expenses. As of December 31, 2001, the Company had drawn approximately $85.3 million under this financing agreement. Due to the violations of covenants in this agreement occurring in February 2001, relating to Bridge’s petition in bankruptcy, all amounts due under this agreement have been classified as current as of December 31, 2001. The notes bore interest at a variable market-based interest rate, and this interest is paid at the end of the interest period or three months after the commencement of the interest period, whichever is earlier. From March 2001 to March 2002 we did not pay interest and other fees due under the credit agreement. In March 2002, the company repurchased all of the outstanding obligations under the Nortel credit agreement.

SAVVIS COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2000, the Company executed two agreements to acquire telecommunications equipment and related services with Winstar Wireless, Inc. (“Winstar”), resulting in the financing by Winstar of approximately $25 million of equipment, over six years at 11% interest. Principal and interest were payable quarterly, in installments over the term of the notes. On April 18, 2001, Winstar filed for bankruptcy under Chapter 11 of the Bankruptcy Code. On October 23, 2002, the Company entered into a settlement agreement with Winstar under which the Company agreed to pay Winstar $1.5 million in satisfaction of all amounts owed by the Company to Winstar, which was paid in the fourth quarter of 2002. Additionally, the Company and Winstar agreed to release each other from any and all claims against the other. This settlement, which was approved by the bankruptcy court on November 5, 2002 resulted in a gain of $39.6 million in the fourth quarter.

As a result of the settlement with Winstar, the Company’s financial position changed significantly including a reduction of debt by $25.0 million, a reduction of other accrued liabilities of $8.4 million which included $4.3 million of accrued interest, a reduction of deferred revenue of $7.7 million and a reduction in cash position by $1.5 million.

In 2001, Welsh Carson Anderson and Stowe (“Welsh Carson”) purchased $20 million of 10% convertible senior secured notes due in 2006, convertible into common stock at $1.31 per share. The notes were collateralized by the Company’s data center building in St. Louis, Missouri. Interest was payable in kind, compounded on a semi-annual basis, in the form of additional notes, which were convertible into common stock at a conversion price of $1.31 per share commencing August 31, 2001 through maturity. Under the terms of the notes, Welsh Carson had the right to declare the notes due and payable upon acceleration of any of our indebtedness. In March 2002, the company exchanged all of the outstanding notes for preferred stock.

In 2001, Reuters purchased $37.5 million of 12% convertible senior secured notes due in 2005, convertible into common stock at $1.35 per share. The notes were collateralized by the Company’s data center building in St. Louis, MO. Interest was payable in kind, compounded on a semi-annual basis, in the form of additional notes, which were convertible into common stock at a conversion price of $1.35 per share commencing August 1, 2001 through maturity. Reuters had the right to declare the notes due and payable upon acceleration of any of our indebtedness. In March 2002, the Company exchanged all of the outstanding notes for preferred stock.

CAPITAL LEASES:

The Company leases various equipment under capital leases. The below table summarizes future minimum lease payments under capital leases as of December 31, 2002.

As of December 31, 2002
2003	$2,860
2004	10
2005	8,783
2006	9,597
2007	81,434

Total capital lease obligations	102,684
Less amount representing interest	(37,535)
Less current portion	(2,705)

Capital lease obligations, less current portion	$62,444

From April 2001 until March 2002 we did not pay our monthly amounts due to GECC under capital lease obligations, causing a default in our agreement with GECC. In March 2002, the Company entered into a $56.5 million amended and

SAVVIS COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restated master lease agreement with GECC. The amended lease carries a 12% interest rate, which accrues through December 31, 2004, payable in cash thereafter. The principal amount of the amended lease is due on March 8, 2007. Substantially all of the Company assets serve as collateral under the amended lease. The amended lease calls for excess cash flow, as defined, to be used first for the payment of any accrued and unpaid interest and second for the prepayment of principal on the capital leases. There was no such excess cash flow through December 31, 2002. The amended lease places limits on the level of capital expenditures that can be made by the Company and restricts the payment of dividends. In connection with this transaction, the Company also issued five year warrants to purchase 9.6 million shares of its common stock at $0.75 per share. The fair value of the warrants at the date of issuance of $6.0 million has been recorded as a deferred financing cost and is being amortized over the term of the capital lease.

6.    EMPLOYEE STOCK OPTIONS

In 1999, the Company’s Board of Directors adopted a new stock option plan (“the 1999 Stock Option Plan”) and authorized 12 million stock options to be granted under the plan. In 2002, the Board of Directors amended the 1999 plan to 46 million shares available to be granted.

During 2002, the Company granted options to purchase 34.6 million shares of common stock. Included in these option grants were options to purchase 31.0 million shares with exercise prices at below the then fair market value. At the date of the grant, the Company recorded $2.9 million in deferred compensation expense which will be recognized ratably over the respective vesting periods. In 2002, the Company granted options to purchase 195,000 shares of our common stock to three non-employee members of our Board of Directors. At December 31, 2002, $2.1 million remains in deferred compensation to be amortized over the remaining vesting period.

During 2000, the Company granted options to purchase 2.9 million shares of its common stock to employees and 45,000 shares of our common stock to three non-employee members of our Board of Directors. Also in 2000, the Company granted options to purchase 60,000 shares of its common stock to selected employees of Bridge. Some of these options contain accelerated or immediate vesting provisions, and shares issued upon exercise of these options are restricted as to future sale or subject to repurchase. During 2000, the Company issued 638,500 shares of restricted stock subject to repurchase in connection with the exercise of these options. At December 31, 2002, $10.2 million remains in deferred compensation to be amortized over the remaining vesting periods.

During 1999, the Company granted options to purchase up to 4.4 million shares of its common stock to its employees. Some of these options contain accelerated or immediate vesting provisions, and shares issued upon exercise of these options are restricted as to future sale or subject to repurchase. During the period from April 7, 1999 to December 31, 1999, the Company issued 4.5 million shares of restricted stock subject to repurchase in connection with the exercise of these options.

The Company has elected to follow APB No. 25 and related interpretations in accounting for grants to employees and non-employee directors granted under its employee stock compensation plans. Under the provisions of APB No. 25, compensation expense is recognized to the extent the value of the Company’s stock exceeds the exercise price of options or restricted stock at the measurement date. Compensation expense in the amounts of $14.0 million, $14.7 million and $11.0 million was recognized related to option grants accounted for in accordance with APB No. 25 in 2000, 2001 and 2002, respectively.

In accordance with FIN No. 44, the accounting for stock options granted to non-employees (excluding non-employee members of the Company’s Board of Directors) changed effective July 1, 2000. These non-employee stock options were accounted for under the fair value method of SFAS No. 123. The weighted average fair value of these options was $0.50 as of December 31, 2001, and the Company recognized $0.5 million and $0.6 million of compensation expense in 2000 and

SAVVIS COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001, respectively related to these non-employee grants. All options accounted for under FIN No. 44 were either exercised or cancelled by end of 2001.

The following table summarizes stock option activity:

	NUMBER OF SHARES OF COMMON STOCK OPTIONS	RANGE OF PRICE PER SHARE		WEIGHTED AVERAGE EXERCISE PRICE
	(IN THOUSANDS)
Balance, January 1, 2000	2,966	—	$0.50	$0.50
Granted	3,029	$0.50	24.00	9.22
Exercised	(996)	—	0.50	0.50
Forfeited	(582)	0.50	19.69	6.86

Balance, December 31, 2000	4,417	0.50	24.00	7.29
Granted	232	—	0.94	0.94
Exercised	(126)	—	0.50	0.50
Forfeited	(1,559)	0.50	19.69	2.91

Balance, December 31, 2001	2,964	0.50	24.00	6.20
Granted	34,644	0.31	0.75	0.72
Exercised	(110)	0.32	0.68	0.50
Forfeited	(2,519)	0.34	14.94	3.08

Balance, December 31, 2002	34,979	$0.31	$24.00	$1.14

Options exercisable at December 31, 2000	1,022	$0.50	$24.00	$2.37

Options exercisable at December 31, 2001	1,316	$0.50	$24.00	$5.02

Options exercisable at December 31, 2002	1,662	$0.50	$24.00	$6.03

The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2002:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
EXERCISE PRICE RANGE	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING LIFE	WEIGHTED AVERAGE EXERCISE PRICES	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICES
$0.31 to $0.74	4,211,984	8.97	$0.49	753,236	$0.50
$0.75 to $0.93	29,191,037	9.19	0.75	15,000	0.75
$0.94 to $14.94	1,336,375	7.63	7.54	723,767	7.68
$14.95 to $24.00	240,000	7.12	24.00	170,000	24.00

$0.31 to $24.00	34,979,396	9.09	$1.14	1,662,003	$6.03

Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options granted to employees and non-employee members of its Board of Directors under the fair value method of the statement. The fair value of the options was estimated at the date of grant. The calculation of the fair value of the options granted in 2000, 2001 and 2002 assumes a weighted average risk-free interest rate of 6.2 percent, 4.8 percent and 5.1 percent, respectively, an assumed dividend yield of zero, and an expected life of the options of four years. The weighted average

SAVVIS COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value of options granted was $7.92 per share, $0.41 per share and $0.26 per share, respectively for 2000, 2001 and 2002. For purposes of 2002 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

Had compensation cost for the Company’s stock option plans above been determined consistent with the provisions of SFAS No. 123 based on the fair value at the grant date, the Company’s pro forma net loss would have been as follows:

	YEAR ENDED 2000	YEAR ENDED 2001	YEAR ENDED 2002
Net loss attributable to common stockholders:
As reported	$(164,851)	$(288,896)	$(60,566)
Pro forma	(165,593)	(289,358)	(61,753)
Basic and diluted net loss per share:
As reported	$(1.89)	$(3.10)	$(0.65)
Pro forma	(1.90)	(3.11)	$(0.66)

7.    EMPLOYEE SAVINGS PROGRAM

The Company has a 401(k) retirement plan for the benefit of qualified employees. All employees are eligible to participate and may contribute a portion of their compensation to the plan. The Company matches 50% of employee contributions up to a maximum of 6% of total compensation or $2,400, whichever is less. Company contributions under this plan vest ratably over five years, and totaled $0.5 million for 2000, $0.8 million for 2001 and $ 0.6 million in 2002, respectively.

8.    INCOME TAXES

We incurred operating losses from inception through December 31, 2002 and, therefore, have not recorded a provision for income taxes.

No U.S. or Foreign Income taxes were provided for the years ended December 31, 2000, 2001 and 2002, respectively, as the potential deferred tax benefit, resulting primarily from the net operating losses, was fully offset by a valuation allowance against such deferred tax benefit.

At December 31, 2001 and 2002, the Company recorded a valuation allowance of $172.8 million and $155.8 million, respectively, against the net deferred tax asset due to the uncertainty of its ultimate realization. The valuation allowance increased by $55 million from December 31, 1999 to December 31, 2000, $102 million from December 31, 2000 to December 31, 2001 and decreased by $17 million from December 31, 2001 to December 31, 2002, respectively.

The components of deferred tax assets and liabilities are as follows at December 31:

	2001	2002
Deferred tax assets:
Net operating loss carry forwards	$132,254	$141,683
Asset impairment	32,202	7,984
Deferred revenue	5,900	63
Accrued payroll	2,832	1,859
Other	3,852	5,174

Gross deferred tax assets	$177,040	156,763
Deferred tax liabilities:
Fixed Assets	(4,272)	(935)
Other	—	(37)

Gross deferred tax liabilities	(4,272)	(972)

	172,768	155,791
Valuation allowances	(172,768)	(155,791)

Net deferred tax assets	$—	$—

SAVVIS COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of (loss) income before income taxes consist of the following:

	The Years Ended December 31,
	2000	2001	2002
Domestic	$(155,739)	$(268,506)	$37,970
Foreign	(9,112)	(20,390)	(24,038)

Total (loss) income before income taxes	$(164,851)	$(288,896)	$13,932

At December 31, 2002, the Company has approximately $320 million in United States (U.S.) net operating loss carryforwards expiring between 2011 and 2022. The net operating losses generated by the Company during the period between April 7, 1999 and September 10, 1999 may be utilized by Bridge in its consolidated tax return.

An ownership change as defined in Section 382 of the Internal Revenue Code, restricts the Company’s ability to use future US taxable income against the company’s U.S. net operating loss carry-forward. Section 382 may also limit the utilization of other U.S. carry-over tax attributes upon the occurrence of an ownership change. Such an ownership change occurred during 1999 as a result of the acquisition of our company by Bridge and in 2002 as a result of the issuance of $203.1 million of preferred stock. Management believes that this limitation restricts our ability to offset any future U.S. taxable income against its net operating losses carry-forward over the U.S. Statutory carry-forward periods ranging from 15 to 20 years, to approximately $5 million a year before the net effect of future recognized “built-in” gains or losses existing as of the date of the ownership change.

At December 31, 2002, net operating loss carryforwards for our foreign subsidiaries are about $54 million primarily from the United Kingdom, Singapore, Germany, Australia and Hong Kong. The aforementioned countries each have unlimited carryforward periods.

The effective income tax rate differed from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2000	2001	2002
Federal statutory rate	34%	34%	34%
State taxes, net of federal benefit	4%	4%	4%
Change in valuation allowance primarily due to net operating loss carry forwards	-34%	-30%	-72%
Non-deductible goodwill amortization	-2%	-3%	5%
Non-deductible compensation	-2%	-5%	29%

Effective income tax rate	—%	—%	—%

9.    COMMITMENTS AND CONTINGENCIES

The Company leases communications equipment and office space under various operating leases. Future minimum lease payments at December 31, 2002 are as follows:

	COMMUNICATIONS EQUIPMENT	OFFICE SPACE	TOTAL
2003	$61	$11,046	$11,107
2004	41	9,607	9,648
2005	16	8,803	8,819
2006	8	8,072	8,080
2007		7,935	7,935
Thereafter		40,884	40,884

Total	$126	$86,347	$86,473

SAVVIS COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rental expense under operating leases for 2000, 2001 and 2002 was $8.4 million $12.6 million and $12.1 million, respectively.

SAVVIS has employment agreements with several key executive officers. These agreements contain provisions with regard to base salary, bonus, stock options, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control of the Company.

At December 31, 2002, SAVVIS estimated and accrued approximately $10.0 million for commercial disputes and billing errors by vendors. Such items arise in the ordinary course of business and often require multiple discussions with vendors that occur over several months in order to settle. The vendors have asserted balances due to them in excess of this amount. SAVVIS has accrued an estimate of the amounts expected ultimately to be paid to the vendors and adjusts the estimate as circumstances change. During 2002, SAVVIS adjusted the accrual downward by $5.5 million.

In August 2000, the Company entered into a 20-year agreement with Kiel Center Partners, L.P. (“KCP”) pursuant to which it acquired the naming rights to an arena in St. Louis, Missouri. Total consideration for these rights will amount to approximately $71.8 million, including 750,000 shares of its common stock issued by the Company to KCP, which had a fair value of $5.8 million at issuance and $66.0 million of cash payments to be made from 2002 through 2020. The related expense will be recognized over the term of the agreement. As of December 31, 2002, the Company has recorded approximately $4.8 million of deferred charges resulting from the issuance of common stock under this agreement.

In May 2002, SAVVIS entered into a 15 year, office facility lease agreement with Duke Realty Limited Partnership (“Duke”) with total minimum rent payments of approximately $39.9 million. The Company also entered into an agreement with Duke in which SAVVIS may be required to make payments of up to $2.0 million plus interest accruing at 4.88% from the date of the agreement if certain zoning approvals do not occur prior to June 2004. These payments, if required, would be made from July 2005 to June 2007.

In May 2001, Bridge and SAVVIS executed a ninety-nine year land lease, effective February 18, 2000 (subsequently acquired by Reuters in connection with its acquisition of a portion of the assets of Bridge), with monthly rental payments of $27,443 for the first twenty-four months, beginning in December 2000, for the land on which the St.Louis data center resides. Thereafter, the rent for each subsequent year is increased at a rate of 2% per annum. In the lease, SAVVIS has the option to purchase the land from Reuters at the greater of $3.0 million or at the Fair Option Value, as defined in the agreement. In addition, Reuters has a put right option during the first ten years of the lease agreement to require SAVVIS to purchase the land from Reuters at a price of $3.0 million in the first year; reduced by $0.3 million each year thereafter. The put right option can only be exercised should the data center be damaged, SAVVIS is unwilling to repair the damage, and SAVVIS is in default under the lease.

We have arrangements with various suppliers of communications services that require us to maintain minimum spending levels some of which increase over time. Our aggregate minimum spending level is approximately $64.6 million, $58.2 million, and $18.3 million in years 2003 to 2005, respectively. Should SAVVIS

SAVVIS COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of December 31, 2002, the maximum termination liability would amount to approximately $97.5 million.

On August 23, 2002, Highland Capital Management, L.P., on behalf of itself and various equity funds under its management, each a former debt holder of Bridge filed suit against the Company and entities and individuals affiliated with Welsh Carson, in the District Court of Dallas County, Texas. Plaintiffs are seeking an unspecified amount of damages in connection with certain payments made by Bridge to the Company prior to Bridge’s bankruptcy and certain other matters. The Company has filed a motion to remove the case to United States District Court in Dallas and to then transfer the case to the United States Federal Bankruptcy Court in St. Louis, Missouri, which has jurisdiction over the Bridge bankruptcy proceeding. Plaintiffs have contested the transfer and removal and have moved to remand the case to Texas State Court. The Company has also filed a Declaratory Judgment Complaint in such Bankruptcy Court against the plaintiffs seeking a determination that the claims asserted against the Company previously were released in connection with the Bridge bankruptcy proceedings; the plaintiffs, in turn, have filed a motion in opposition to such complaint. The Company believes the matter has been fully and finally resolved by the Bankruptcy Court and that plaintiffs’ claims are without merit. The Company intends to vigorously defend the suit.

In June 2000, SAVVIS entered into a series of agreements to acquire approximately $30 million of telecommunications equipment and related services with Winstar Wireless, Inc. (“Winstar”), the purchase of which was financed by Winstar. In addition, Winstar agreed to purchase from SAVVIS certain Internet services. On September 25, 2001, Winstar filed suit in the US Bankruptcy Court for Delaware seeking a total of approximately $38 million from the Company for the repayment of a note payable, professional services liabilities and prepaid Internet services. On October 23, 2002, the Company entered into a settlement agreement with Winstar under which the Company agreed to pay Winstar $1.5 million in satisfaction of all amounts owed by us to Winstar, which such payments were made in the fourth quarter of 2002. Additionally, SAVVIS and Winstar agreed to release each other from any and all claims against the other. This settlement, which was approved by the US Bankruptcy Court on November 5, 2002 resulted in a gain of $39.6 million in the fourth quarter.

Including the foregoing matter, the Company is subject to various legal proceedings and actions arising in the normal course of its business. While the results of such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

10.    VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company’s allowance for doubtful accounts was as follows for the periods presented:

Year ended December 31	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
2000	$375	$2,066	$(1,641)	$800
2001	800	10,020	(9,695)	1,125
2002	$1,125	$2,519	$(2,621)	$1,023

SAVVIS COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by management to assess performance and to allocate resources.

The Company’s operations are organized into three geographic operating segments Americas, Europe and Asia. The Company evaluates the performance of its segments and allocates resources to them based on revenue and operating (loss) income. Operating (loss) income by region does not reflect the allocation of centrally incurred network management and support, executive and other administrative costs. Financial information for the Company’s geographic segments for 2000, 2001 and 2002 is presented below. In 2000, 2001 and 2002, revenues earned in the United States represented approximately 72%, 79% and 65%, respectively, of total revenues. Revenues in no other country exceeded 10% of total revenues.

2000	Americas	Europe	Asia	Eliminations	Total
Revenue	$149,602	$21,818	$14,904	$—	$186,324
Operating loss	(151,595)	(6,203)	(2,851)	—	(160,649)
Assets	434,391	4,127	402	(298)	438,622
Capital Additions	339,654	12,020	8,948	—	360,622

2001	Americas	Europe	Asia	Eliminations	Total
Revenue	$207,975	$20,395	$14,425	$—	$242,795
Operating loss	(249,869)	(8,780)	(5,026)	—	(263,675)
Assets	267,570	8,581	5,061	(25,428)	255,784
Capital Additions	34,105	507	372	—	34,984

2002	Americas	Europe	Asia	Eliminations	Total
Revenue	$153,994	$37,344	$44,666	$—	$236,004
Operating (loss) income	(99,532)	9,875	19,505	—	(70,152)
Assets	234,873	4,003	3,734	(46,136)	196,474
Capital Additions	4,180	44	112	—	4,336

MAJOR CUSTOMERS

The Company’s major customer revenues are identified below.

	Year Ended December 31,
	2000		2001		2002
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(in millions)
Reuters	$—	—	$30.1	12%	$102.2	43%
Moneyline	—	—	15.5	6%	70.2	30%
Bridge	151.6	81%	140.6	58%	2.5	1%

SAVVIS COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is summary information for the 2001 and 2002 quarters.

	First	Second	Third	Fourth
2001
Revenues	$59,744	$57,744	$58,352	$66,955
Gross Margin	(7,352)	(6,739)	635	19,915
Operating loss	(51,722)	(114,453)	(75,534)	(21,966)
Net loss	(56,454)	(123,284)	(81,392)	(27,766)
Basic and diluted loss per common share	$(0.62)	$(1.35)	$(0.89)	$(0.30)

2002
Revenues	$62,180	$61,212	$56,656	$55,956
Gross Margin	17,085	17,700	18,985	20,156
Operating loss	(18,960)	(17,212)	(13,740)	(20,240)
Net income (loss)	32,166	(19,762)	(15,756)	17,284
Basic (loss) income per common share	$(0.23)	$(0.28)	$(0.24)	$0.10
Diluted (loss) income per common share	$(0.23)	$(0.28)	$(0.24)	$0.05

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

2001

In the second and third quarter of 2001, the Company experienced a significant increase in losses primarily due to asset impairment charges and other write-down of assets as disclosed in Note 4.

2002

In the first and fourth quarters of 2002, the Company entered into a series of transactions, as described in Note 5, which resulted in gains from the extinguishment of debt and reflected in net income (loss). In the first and fourth quarters, the Company recognized gains on extinguishments of debt of $58.6 million and $39.6 million, respectively.