Form 10-K/A
period 2002-12-31
SAVVIS COMMUNICATIONS CORP
filed 2003-04-30
CIK 1058444

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to           .
                                           ----------    ----------

                         Commission file number 0-29375

                        SAVVIS COMMUNICATIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                      43-1809960
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                                1 SAVVIS PARKWAY
                            ST. LOUIS, MISSOURI 63017
               (Address of principal executive offices) (Zip Code)
                                 (314)-628-7000
              (Registrant's telephone number, including area code)

                              12851 WORLDGATE DRIVE
                             HERNDON, VIRGINIA 20170
               (Address of principal executive offices) (Zip Code)
                                 (703)-234-7000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $.01 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 was approximately $41,742,000.

     The number of shares of the registrant's common stock outstanding as of April 28, 2003 was 94,028,680.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

================================================================================

                        SAVVIS COMMUNICATIONS CORPORATION

                                TABLE OF CONTENTS

PART III

Item 10.   Directors and Executive Officers of the Registrant                2

Item 11.   Executive Compensation                                            5

Item 12.   Security Ownership of Certain Beneficial Owners and Management
             and Related Matters                                            13

Item 13.   Certain Relationships and Related Transactions                   17

Signatures                                                                  22

                                EXPLANATORY NOTE

     The primary purpose of this Amendment is to provide information required by Items 10, 11, 12 and 13 of Part III of this report which the registrant intended to incorporate by reference from the registrant's proxy statement for the 2003 Annual Meeting of Stockholders.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table contains information regarding our executive officers and directors.

Name                        Age                Position and Office
----                        ---                -------------------
Robert A. McCormick......    37   Chief Executive Officer and Chairman of the Board
John M. Finlayson........    48   President, Chief Operating Officer and Director
Jeffrey H. Von Deylen ...    38   Executive Vice President, Chief Financial Officer
                                  and Director
Grier C. Raclin..........    50   Executive Vice President, General Counsel and
                                  Corporate Secretary
Sarah A. Beardsley.......    40   President, Enterprise Sales
James D. Mori............    47   Executive Vice President and General Manager for
                                  the Americas
Richard G. Bubenik.......    42   Executive Vice President and Chief Technology
                                  Officer
Matthew A. Fanning.......    49   Executive Vice President, Strategic Development and
                                  Business Planning
John D. Clark............    37   Director
Clifford H. Friedman.....    43   Director
Clyde A. Heintzelman.....    64   Director
Thomas E. McInerney......    61   Director
James E. Ousley..........    56   Director
James P. Pellow..........    41   Director
Patrick J. Welsh.........    59   Director

     Set forth below is a brief description of the principal occupation and business experience of each of our directors and executive officers.

     ROBERT A. McCORMICK has served as the Chairman of our board of directors since April 1999 and as our Chief Executive Officer since November 1999. Mr. McCormick served as Executive Vice President and Chief Technical Officer of Bridge Information Systems, Inc., now known as BIS Administration, Inc. ("Bridge"), a principal stockholder of our company, from January 1997 to December 1999, and held various engineering, design and development positions at Bridge from 1989 to January 1997. On February 15, 2001, Bridge's U.S. operating subsidiaries filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. Mr. McCormick attended the University of Colorado at Boulder.

     JOHN M. FINLAYSON has served as our President and Chief Operating Officer since December 1999 and as a director of our company since January 2000. From June 1998 to December 1999, Mr. Finlayson served as Senior Vice President of Global Crossing Holdings, Ltd. and President of Global Crossing International, Ltd. Before joining Global Crossing, Mr. Finlayson was employed by Motorola, Inc. starting in 1994, most recently as Corporate Vice President and General Manager of the Asia Pacific Cellular Infrastructure Group from March 1998 to May 1998. Mr. Finlayson received a B.S. degree in Marketing from LaSalle University, a M.B.A. degree in Marketing and a post-M.B.A. certification in Information Management from St. Joseph University.

     JEFFREY H. VON DEYLEN joined SAVVIS as our Executive Vice President for Finance in January 2003 and became Chief Financial Officer and a director of our company in March 2003. From August 2002 to January 2003, Mr. Von Deylen served as Vice President for Corporate Development and Financial Analyst at American Electric Power Company. From June 2001 to June 2002, Mr. Von Deylen served as Chief Financial Officer for KPNQwest N.V. ("KPNQwest"). In 2002 KPNQwest filed a petition for "surseance" (moratorium) in The Netherlands, which moratorium was converted into a bankruptcy shortly thereafter. Before joining KPNQwest, he was employed by Global TeleSystems Inc. ("GTS") as Senior Vice President of Finance from October 1999 to May 2001. In 2001, GTS filed, in pre-arranged proceedings, a petition for "surseance" (moratorium), offering a composition, in The Netherlands and a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, both in connection with the sale of the company to KPNQwest. From May 1994 to June 1998, Mr. Von Deylen served as Vice President and Corporate Controller of LCI International, Inc., until it was acquired by Qwest Communications International, where Mr. Von Deylen continued as Vice President and Controller until September 1999. Mr. Von Deylen received a B.S. degree in Accountancy from Miami University and holds a C.P.A. certification.

     GRIER C. RACLIN joined SAVVIS as Executive Vice President, General Counsel and Corporate Secretary in January 2003. Prior to joining SAVVIS, from Mr. Raclin served as Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary 2000 to 2002 and as Senior Vice President of Corporate Affairs, General Counsel, and Corporate Secretary from 1997 to 2000 of Global TeleSystems Inc. ("GTS"). In 2001, GTS filed, in pre-arranged proceedings, a petition for "surseance" (moratorium), offering a composition, in The Netherlands and a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, both in connection with the sale of the company to KPNQwest. Mr. Raclin earned his law degree from Northwestern University Law School in Chicago, Illinois; attended business school at the University of Chicago Executive Program; and earned his B.S. degree in philosophy cum laude from Northwestern University.

     SARAH A. BEARDSLEY joined SAVVIS as President of Enterprise Sales in September 2002. Prior to joining SAVVIS, Ms. Beardsley served as Senior Vice President of WorldCom's Service Provider Division from March 2000 to September 2002. Prior to this position, Ms. Beardsley held a variety of leadership positions at WorldCom and MCI from September 1986 to March 2000. Ms. Beardsley received a B.S. in Marketing summa cum laude from the University of Illinois.

     JAMES D. MORI has served as our Executive Vice President and General Manager for the Americas since October 1999. Before joining us, Mr. Mori served as Area Director for Sprint Corporation from February 1997 to October 1999 and in various other sales leadership positions prior to that. Mr. Mori received a B.S. in business administration from the University of Missouri.

     RICHARD G. BUBENIK joined us in December 1996 and has served as our Executive Vice President and Chief Technology Officer since July 1999. Dr. Bubenik served as our Vice President--Engineering from October 1997 to April 1999 and Senior Vice President--Network Engineering from April 1999 to July 1999. Dr. Bubenik holds a Ph.D. in computer science from Rice University, a M.S. and a B.S. in computer science from and a B.S. in electrical engineering from Washington University.

     MATTHEW A. FANNING joined SAVVIS as Executive Vice President of Strategic Development and Business Planning in February 2000. Prior to joining SAVVIS, from March 1997 to February 2000, Mr. Fanning served as Vice President-Marketing and Sales for Comcast Corporation. Mr. Fanning earned his post-MBA certification in Information System Management and his MBA in Marketing from St. Joseph's University. He received a B.A. in English Literature from St. Joseph's College.

     JOHN D. CLARK has served as a director of our company since April 2002. Mr. Clark is a general partner of Welsh, Carson, Anderson & Stowe, a private equity investment firm, and affiliated entities, which collectively are a principal stockholder of our company. Prior to joining Welsh, Carson, Anderson & Stowe in 2000, Mr. Clark was a general partner at Saunders, Karp & Megrue, a private equity firm, from 1993 until 2000. Mr. Clark received a B.S. from Princeton University and a M.B.A. from Stanford University Graduate School of Business.

     CLIFFORD H. FRIEDMAN has served as a director of our company since July 2002. Since August 1997, Mr. Friedman served as senior managing director of Constellation Ventures, a Bear Stearns asset management fund. Mr. Friedman earned a B.S. in Electrical Engineering and Computer Science and a M.S. in Electrophysics from Polytechnic Institute of New York, and a M.B.A. in Finance and Investments from Adelphi University.

     CLYDE A. HEINTZELMAN has served as a director of our company since December 1998, and is chairman of the board's audit committee. Mr. Heintzelman served as the chairman of the board of Optelecom, Inc., from February 2000 to April 2003 and as its interim president and chief executive officer from June 2001 to January 2002. From November 1999 to May 2001, he was president of Net2000 Communications, Inc. On November 16, 2001, Net2000 Communications and its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. From December 1998 to November 1999, Mr. Heintzelman served as our president and chief executive officer, and from May 1995 to December 1998 he served as chief operating officer and president of DIGEX Incorporated. Mr. Heintzelman received a B.A. in marketing from the University of Delaware and did graduate work at Wharton, the University of Pittsburgh, and the University of Michigan.

     THOMAS E. McINERNEY has served as a director of our company since October 1999 and is a member of the board's compensation committee. Since 1987, Mr. McInerney has been a general partner of Welsh, Carson, Anderson & Stowe, a private equity investment firm, and affiliated entities, which collectively are a principal stockholder of our company. He is a director of the following publicly-held companies: The BISYS Group and Centennial Communications Corporation. Mr. McInerney also served as the chairman of the executive committee of the board of Bridge, which assumed the responsibilities of the chief executive officer of Bridge, from November 2000 until February 2001. Mr. McInerney received a B.A. from St. John's University and attended New York University Graduate School of Business Administration.

     JAMES E. OUSLEY has served as a director of our company since April 2002 and is a member of the board's audit and compensation committees. Mr. Ousley has served as the president and chief executive officer and director of Vytek Corporation since 2001. From 1999 to 2002, he also served as chairman, CEO and president of Syntegra Inc. (USA), a division of British Telecommunications. From September 1991 to August 1999, Mr. Ousley served as president and CEO of Control Data Systems. Mr. Ousley serves on the boards of ActivCard, Inc., Bell Microproducts, Inc., Datalink, Inc., and Norstan, Inc. Mr. Ousley received a B.S. from the University of Nebraska.

     JAMES P. PELLOW has served as a director of our company since April 2002 and is a member of the board's audit committee. Mr. Pellow has served at St. John's University as the executive vice president and treasurer since 1999 and from 1998 until 1999 as senior vice president and treasurer. From 1991 to 1998, Mr. Pellow served in various other senior positions at St. Johns University. Mr. Pellow is a C.P.A. and received a B.B.A. and a M.B.A. from Niagara University.

     PATRICK J. WELSH has served as a director of our company since October 1999 and is chairman of the board's compensation committee. Mr. Welsh was a co-founder of the private equity investment firm Welsh, Carson, Anderson & Stowe. He has served as a general partner of Welsh, Carson, Anderson & Stowe and affiliated entities since 1979, which collectively are a principal stockholder of our company. He also serves as a director of several private companies. Mr. Welsh received a B.A. from Rutgers University and a M.B.A. from the University of California at Los Angeles.

     On March 6, 2002, we entered into an investor rights agreement with entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. ("WCAS VIII"), Reuters Holdings Switzerland SA ("Reuters"), and various other entities. On June 28, 2002, we amended the investor rights agreement to include a group of funds affiliated with Constellation Ventures (the "Constellation Entities"). This agreement provides, among other things, that so long as WCAS VIII and its affiliates own voting stock representing more than 50% of the voting power represented by our outstanding voting stock, they have the right to nominate for election to the board of directors at least half of the members of the board. WCAS VIII and its affiliates owned, as of April 28, 2003, approximately 54% of our outstanding voting power, and accordingly have nominated Messrs. Welsh, McInerney, Clark, Finlayson, and Von Deylen for election to the board. Pursuant to the terms of the investor rights agreement, the Constellation Entities are entitled to nominate one person for election to our board of directors, and accordingly have nominated Mr. Friedman. For a more detailed description of the investor rights agreement, see "Item 13. Certain Relationships and Related Transactions -- Transactions with Welsh, Carson" and "-- Transactions with the Constellation Entities" beginning on page 17. Members of our board of directors are elected each year at our annual meeting of stockholders, and serve until the next annual meeting of stockholders and until their respective successors have been elected and qualified. Our officers are elected annually by our board of directors and serve at the board's discretion.

Compliance with Section 16 of the Securities Exchange Act.

     Section 16(a) of the Securities and Exchange Act of 1934 requires directors and executive officers and persons who own more than 10% of a registered class of equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our company. Such reporting persons are required by rules of the SEC to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely upon a review of Section 16(a) reports furnished to us for fiscal 2002 and written representations that no reports on Form 5 were required, we believe that our directors, executive officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during 2002, except that Messrs. Clark, Korey and Wiley and the Constellation Entities each did not file their initial reports on Form 3 within the requisite period of time and, on one occasion, Mr. Heintzelman failed to file a Form 4 on a timely basis with respect to the grant of stock options. The required filings were made promptly after noting the failures to file.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table provides you with information about compensation earned during each of the last three fiscal years by our chief executive officer and the other four most highly compensated executive officers employed by us in fiscal year 2002, who we refer to as our named executive officers. Mr. Frear was succeeded by Mr. Von Deylen as Chief Financial Officer on March 1, 2003.

                         Summary Compensation Table (1)

                                                                      Long-Term
                                                                    Compensation
                                                                     Awards (6)
                                                                     Securities
                                                                     Underlying     All Other
                                                                        Stock      Compensation
    Name and Principal Position      Year    Salary      Bonus         Options         (2)
----------------------------------   ----   --------   ----------   ------------   ------------
Robert A. McCormick...............   2002   $400,000   $ 88,658(7)   4,734,965(3)     $2,400
   Chief Executive Officer and       2001    400,000    260,760(4)     450,050(5)      2,400
   Chairman of the Board             2000    393,750    600,000                        2,400

John M. Finlayson.................   2002    400,000     73,882(7)   4,084,553(3)      2,400
   President and Chief               2001    400,000    217,300(4)     379,210(5)      2,400
   Operating Officer                 2000    384,871    500,000                        2,400

David J. Frear....................   2002    250,000     76,055(7)   1,040,637         2,400
   Executive Vice President and      2001    250,000     76,055(4)     313,376(5)      2,400
   Chief Financial Officer           2000    250,000    125,000        240,000         2,400

James D. Mori.....................   2002    218,000     29,553(7)   1,170,486(3)      2,400
   Executive Vice President and      2001    218,000     86,920(4)     185,020(5)      2,400
   General Manager for the           2000    209,000    200,000                        2,400
   Americas

Richard G. Bubenik................   2002    200,000     29,553(7)   1,065,683(3)      2,400
   Executive Vice President and      2001    200,000     86,920(4)     182,264(5)      2,400

   Chief Technology Officer          2000    190,000   200,000                       2,400

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

(2)  Consists of matching contributions made under our 401(k) plan.

(3) Bonuses for fiscal year 2002 were paid partially in cash and the remainder shall be paid in stock option grants. We have agreed to grant such stock options following our 2003 annual meeting of stockholders. These options will be fully vested when granted and will have an aggregate discount amount (the difference between the fair market value per share of our common stock and the exercise price on the grant date) of $132,988 for Mr. McCormick, $110,823 for Mr. Finlayson., $44,329 for Mr. Mori and $44,329 for Mr. Bubenik.

(4)  Cash bonuses for fiscal year 2001 were awarded in October 2002.

(5) These options were granted subject to the approval by our stockholders of an amendment to our stock option plan increasing the number of shares issuable under the plan. As we did not submit the amendment to our stock option plan to a vote of our stockholders within the prescribed time period, these options lapsed on January 23, 2002 pursuant to their terms.

(6)  No shares of restricted stock were awarded in 2002.

(7)  Cash bonuses for fiscal year 2002 were awarded in April 2003.

Option Grants in Last Fiscal Year

     The following table shows grants of stock options to each of our named executive officers during 2002. The percentages in the table below are based on options to purchase a total of 34,643,571 shares of our common stock granted to all our employees and directors in 2002. The numbers are calculated based on the requirements of the SEC and do not reflect our estimate of future stock price growth.

                             Options Granted In 2002

                                           Individual Grants
                      -------------------------------------------------------
                       Number of      Percent of
                      Securities    Total Options
                      Underlying      Granted to       Exercise
                        Options      Employees in      Price per   Expiration   Grant Date
Name                    Granted          2002          Share(1)       Date       Value(2)
-------------------   ----------   -----------------   ---------   ----------   ----------
Robert A. McCormick    4,734,965         3.4%            $ .75      3/1/2012    $1,192,335
John M. Finlayson      4,084,553         3.0%            $ .75      3/1/2012    $1,028,551
David J. Frear         1,040,637         0.8%            $ .75      3/1/2012    $  242,048
James D. Mori          1,170,486         0.9%            $ .75      3/1/2012    $  294,746
Richard G. Bubenik     1,065,683         0.8%            $ .75      3/1/2012    $  268,355

----------
(1) Options were granted under two separate grants, containing different vesting schedules, each at the fair market value determined as of the date of grant, March 6, 2002. We granted Mr. McCormick 135,015 options with a 3-year vesting schedule and 4,599,950 options with a 4-year vesting schedule. We granted Mr. Finlayson 113,763 options with a 3-year vesting schedule and 3,970,790 options with a 4-year vesting schedule. We granted Mr. Frear 94,013 options with a 3-year vesting schedule and 946,624 options with a

     4-year vesting schedule. We granted Mr. Mori 55,506 options with a 3-year vesting schedule and 1,114,980 options with a 4-year vesting schedule. We granted Mr. Bubenik 54,679 options with a 3-year vesting schedule and 1,011,004 options with a 4-year vesting schedule.

(2) Options valued under the Black-Scholes option pricing methodology, which produces a per share option price of $0.25, using the following assumptions and inputs: expected option life of four years, expected price volatility of 94%, dividend yield of zero, and an interest rate of 5.1%, which was the average zero coupon interest rate at the time of grant for three and five year Treasury bonds. The actual value, if any, the employee may realize from these options will depend solely on the gain in stock price over the exercise price when the options are exercised.

Aggregate Option Exercises in 2002 and Fiscal Year-End Option Values

The following table sets forth as of December 31, 2002, for each of our named executive officers:

     . the total number of shares received upon exercise of options during 2002;

     .    the value realized upon that exercise;

     .    the total number of unexercised options to purchase our common stock;
          and

     . the value of such options which were in-the-money at December 31, 2002.

                                                       Number of
                                                Securities Underlying         Value of Unexercised
                       Shares                   Unexercised Options at      In-the-Money Options at
                      Acquired                     December 31, 2002          December 31, 2002(1)
                         on       Value     ---------------------------   ---------------------------
      Name            Exercise   Realized   Exercisable   Unexercisable   Exercisable   Unexercisable
-------------------   --------   --------   -----------   -------------   -----------   -------------
Robert A. McCormick      --         --             --       4,734,965        $0.00          $0.00
John M. Finlayson        --         --             --       4,084,553        $0.00          $0.00
David J. Frear           --         --        170,000       1,510,637        $0.00          $0.00
James D. Mori            --         --             --       1,170,486        $0.00          $0.00
Richard G. Bubenik       --         --        183,333       1,189,082        $0.00          $0.00

----------
(1) These values have been calculated on the basis of the last reported sale price of our common stock on the Nasdaq SmallCap Market as reported on December 31, 2002 of $.40.

Director Compensation

     Directors who are also employees of our company or are affiliated with one of our principal stockholders do not receive additional compensation for serving as a director. During 2002, each director who was not an employee of our company and who was not affiliated with one of our principal stockholders received an annual retainer of $10,000, except for Mssrs. Korey and Wiley, whom we paid $5,000 each. In addition, we pay the non-employee/non-affiliated directors as follows for their attendance at board and committee meetings: $1,500 per board meeting attended in person; $750 per committee meeting attended in person; and $250 per board and committee meeting attended by telephone. Accordingly, in 2002 in addition to the annual retainer, we paid the following directors the following amounts for meetings attended: Mr. Pellow, $6,250; Mr. Ousley, $7,000; and Mr. Heintzelman, $11,250. In addition, each director who is not an employee of our company or affiliated with one of our principal stockholders received a grant of options to purchase shares of our common stock under our stock option plan at an exercise price equal to the fair market value on the date of grant. On April 23, 2002, Messrs. Heintzelman, Ousley and Pellow were granted 60,000 options each at an exercise price of $.629 per share, the closing price of our common stock on that date. On March 6, 2002, we also granted Mr. Heintzelman, who is not an employee of our company or affiliated with one of our principal stockholders, 15,000 options to purchase shares of our common stock under our 1999 stock option plan at an exercise price of $0.375 per share.

Arrangements with Executive Officers

     Arrangement with Mr. McCormick. On April 2, 2001, we entered into an agreement with Mr. McCormick, which agreement ratified the terms of Mr. McCormick's employment arrangements. The agreement provided that Mr. McCormick would serve as our Chairman and Chief Executive Officer effective as of January 3, 2000. Under this agreement, Mr. McCormick is entitled to a base salary of $400,000 per year. In addition, he is eligible to receive an annual incentive bonus of up to $750,000 based on the achievement of mutually agreed to objectives. Mr. McCormick is entitled to benefits commensurate with those available to other senior executives.

     In connection with his employment, Mr. McCormick received options to purchase 750,000 shares of our common stock at an exercise price of $.50 per share, 500,000 of which were granted on July 22, 1999 and 250,000 of which were granted on December 30, 1999. All of these options vested on the date of their grant. If Mr. McCormick were to resign, we would have the right to repurchase 187,500 shares as of December 31, 2002, all at the lower of $.50 per share or the fair market value thereof. This right will terminate with respect to (i) 125,000 shares on July 22, 2003, (ii) 62,500 shares on December 30, 2003 and
(iii) with respect to all shares in the event of a change in control of our company, the sale of substantially all of our assets, if we terminate his employment without cause, or if he resigns for good reason. However, if we terminate Mr. McCormick's employment for cause, we will have the right to buy all shares not yet saleable at the price he paid for the shares. Mr. McCormick will have the right to exercise all options for one year after the termination of his employment, unless his employment was terminated for cause.

     In the event we terminate Mr. McCormick's employment without cause or if he terminates his employment for good reason, he will be entitled to receive a lump sum severance payment equal to his then current base annual salary, which will not be less than his highest annual salary paid by us. In the event of a change in control of our company, Mr. McCormick has agreed to remain with our company for a period of up to twelve months if the new management requests him to do so. A change of control, as defined in the agreement, includes a merger or consolidation of the company or a subsidiary with another company as a result of which more than fifty percent of the outstanding shares of the company after the transaction are owned by stockholders who were not stockholders of the company before the transaction. We will reimburse Mr. McCormick for any parachute taxes he would incur under the Internal Revenue Code of 1986, which we refer to as the Internal Revenue Code or Code, as a result of such a change in control. We may terminate Mr. McCormick's employment for cause at any time without notice, in which case he will not be entitled to any severance benefits.

     Arrangement with Mr. Finlayson. On December 28, 1999, we entered into an agreement with Mr. Finlayson pursuant to which he agreed to serve as our President and Chief Operating Officer effective December 31, 1999. Under this agreement, Mr. Finlayson is entitled to a base salary of $400,000 per year. In addition, he will be eligible to receive an annual incentive bonus of up to $600,000 based on the achievement of mutually agreed to objectives. Mr. Finlayson will be entitled to benefits commensurate with those available to other senior executives.

     In connection with his employment, Mr. Finlayson received options to purchase 650,000 shares of our common stock at an exercise price of $.50 per share, 200,000 of which vested on December 31, 1999. The remaining 450,000 options vested on January 3, 2000, and the shares underlying these options became or will become saleable on a monthly pro rata basis over calendar years 2001, 2002 and 2003. Mr. Finlayson may sell all of his shares in the event of a change in control of our company, the sale of substantially all of our assets, if we terminate his employment without cause, or if he resigns for good reason. However, if we terminate Mr. Finlayson's employment for cause, we will have the right to buy all shares not yet saleable at the price he paid for the shares. Mr. Finlayson will have the right to exercise all options for one year after the termination of his employment unless his employment was terminated for cause.

     In the event we terminate Mr. Finlayson's employment without cause or if he terminates his employment for good reason, he will be entitled to receive a lump sum severance payment equal to his then current base annual salary, which will not be less than his highest annual salary paid by us. In the event of a change in control of our company, Mr. Finlayson has agreed to remain with our company for a period of up to twelve months if the new management requests him to do so. A change in control, as defined in the agreement, includes a merger or consolidation of the company or a subsidiary with another company as a result of which more than fifty percent of the outstanding shares of the company after the transaction are owned by stockholders who were not stockholders of the company before the transaction. We will reimburse Mr. Finlayson for any parachute taxes he would incur under the Internal Revenue Code as a result of such a change in control. We may terminate Mr. Finlayson's employment for cause at any time without notice, in which case he will not be entitled to any severance benefits.

     Arrangement with Mr. Frear. On June 14, 1999, we entered into an agreement with Mr. Frear pursuant to which he agreed to serve as our chief financial officer. Under this agreement, Mr. Frear was entitled to an annual base salary of $250,000, subject to periodic review and adjustment, and a discretionary annual bonus of approximately 50% of his base salary, based on his personal and overall corporate performance. Mr. Frear was entitled to medical, disability, 401(k), life insurance and other benefits in accordance with our general policies.

     In connection with his employment, on July 22, 1999, Mr. Frear received 400,000 options to purchase shares of our common stock at an exercise price of $.50 per share. All of these options have vested and been exercised. In addition, on February 14, 2000, Mr. Frear received 240,000 additional options at an exercise price of $24.00 per share. All of these options have vested.

     Effective February 28, 2003, Mr. Frear's employment with the company terminated. In connection with that termination, we entered into a Separation Agreement and General Release and Waiver with Mr. Frear, whereby we agreed to pay Mr. Frear, as per his 1999 agreement described above, salary and benefit continuation for one year following the termination of his employment; a bonus for 2002 equal to his bonus for 2001; and a pro rata payment of his 2003 bonus through the date of termination. We also agreed that any options previously awarded to Mr. Frear that would have vested on or prior to February 28, 2004 would continue to vest and be exercisable for three months thereafter by Mr. Frear in accordance with the terms of the applicable option agreement and that certain options granted to Mr. Frear that would have vested in the normal course on March 1, 2004, would vest on February 28, 2004 and be exercisable for three month thereafter.

     Arrangement with Mr. Mori. On September 30, 1999, we entered into an agreement with Mr. Mori pursuant to which he became our Executive Vice President and General Manager for the Americas effective October 1, 1999. Under this agreement, Mr. Mori is entitled to an annual base salary of $200,000, as well as a discretionary bonus of 50% to 100% of his base salary based on his personal and overall corporate performance. On October 29, 1999 and December 30, 1999, we granted Mr. Mori options to purchase 225,000 shares and 75,000 shares of our common stock, respectively, each at an exercise price of $.50 per share. All of these options have vested. In the event Mr. Mori were to resign, we would have the right to repurchase any shares that have been purchased by Mr. Mori upon exercise of the options at fair market value or $.50 per share, whichever is lower. This repurchase right is terminated at the rate of 6,250 shares per month and will terminate in full on the fourth anniversary of the date of the grant; as of December 31, 2002, the repurchase right had terminated with respect to 237,500 options. Under this agreement, Mr. Mori is entitled to benefits commensurate with those available to executives of comparable rank.

     In the event we terminate Mr. Mori's employment without cause after the second anniversary of his employment, and either we are not a public company or we are a public company and our shares on the date of termination trade at a price less than $15 per share, Mr. Mori will be entitled to receive a payment of $450,000. Mr. Mori will receive a similar payment if he were to resign as a result of an acquisition of more than 30% of our voting shares by an entity other than Bridge, if he were to be instructed to relocate from the St. Louis metropolitan area, or if he were to be reassigned to a position entailing materially reduced responsibilities or opportunities for compensation.

     Arrangement with Mr. Bubenik. On February 8, 2002, we entered an agreement with Mr. Bubenik pursuant to which he agreed to continue to serve as our Executive Vice President and Chief Technology Officer. Under this agreement, Mr. Bubenik is entitled to an annual base salary of at $200,000, subject to annual review, and an annual incentive bonus of approximately 50% of his base salary, based on his personal and overall corporate performance. In addition, Mr. Bubenik is entitled to benefits commensurate with those of executives of comparable rank.

     If we were to terminate Mr. Bubenik's employment without cause, or if Mr. Bubenik were to resign with good reason, Mr. Bubenik would be entitled to (1) continue to receive his then current base salary for a period of twelve months,
(2) a lump sum payment equal to the bonus declared for the preceding year, such amount being pro-rated for the period of January 1 of the year of termination through the date of termination (but in no event will such amount be less than one-half of the bonus declared for the preceding year), (3) that portion of the preceding year's declared bonus which was not yet paid to him, and (4) continue to receive all of the benefits that he was receiving on the date of his termination for a period of one year from the date of termination. Under the agreement, Mr. Bubenik has good reason to resign if we were to reassign him to a position with materially reduced responsibilities or compensation opportunities or if we were to relocate him from the metropolitan area in which he is located without his prior consent.

Compensation Committee Interlocks and Insider Participation

     Messrs. McInerney, Clark and Welsh are general partners of Welsh, Carson and affiliated entities, which collectively owned, as of April 28, 2003, 54% of our outstanding voting stock and were also a principal stockholder of Bridge. See "Item 13. Certain Relationships and Related Transactions --Transactions with Welsh Carson" and " --Transactions with Bridge" beginning on page 17.

     In 2002, none of our executive officers served as a director or member of the compensation committee of another entity whose executive officers had served on our board of directors or on our compensation committee.

Compensation Committee Report on Executive Compensation for 2002

     Our compensation committee reviews, analyzes and recommends compensation programs to our board of directors and administers and grants awards under our 1999 stock option plan. During 2002, the compensation committee consisted of Messrs. Thomas E. McInerney and Patrick J. Welsh, and, as of July 24, 2002, Mr. James E. Ousley. None of these directors are current or former employees of our company.

Compensation Policies Toward Executive Officers

     The compensation committee has structured its compensation policies to achieve the following goals:

     .    attract, motivate and retain experienced and qualified executives;

     .    increase the overall performance of the company;

     .    increase stockholder value; and

     .    increase the performance of individual executives.

     To achieve these objectives, the compensation program for our executive officers consists principally of three elements: base salary, cash bonuses and /or stock and long-term incentive compensation in the form of participation in our 1999 stock option plan and our 2003 Incentive Compensation Plan, the latter of which is being presented to our stockholders for approval at our 2003 annual meeting.

     The compensation committee seeks to provide competitive salaries based upon individual performance together with cash and/or bonuses awarded based on our overall performance relative to corporate objectives, taking into account individual contributions, teamwork and personal and corporate performance levels. In addition, it is our policy to grant stock options to executives upon their commencement of employment and periodically thereafter in order to strengthen the alliance of interest between such executives and stockholders and to give executives the opportunity to reach the top compensation levels of the competitive market depending on our performance. The following describes in more specific terms the elements of compensation that implement the compensation committee's compensation policies, with specific reference to compensation reported for 2002:

     Base Salaries. Base salaries of executives are initially determined by evaluating the responsibilities of the position, the experience and knowledge of the individual, and the competitive marketplace for executive talent, including a comparison to base salaries for comparable positions at peer public companies in the same geographic region. To ensure retention of qualified management, we have entered into employment agreements with each of our named executive officers. The terms of such agreements were the results of arms-length negotiations between us and each executive officer. You can find further information regarding the employment agreements of the named executive officers under the heading " --Arrangements with Executive Officers," above. The agreements establish the base salary for each officer during the term of the agreement. We will review the salaries for the executives annually and, if appropriate, adjust based on individual performance, increases in general levels of compensation for executives at comparable firms and our overall financial results.

     Bonuses. The compensation committee also considers the payment of cash bonuses as part of its compensation program. Annual cash bonuses reflect a policy of requiring a certain level of company financial and operational performance for the prior fiscal year before any cash bonuses are earned by executive officers. In general, the compensation committee has tied potential bonus compensation to performance factors, including the executive officer's efforts and contributions towards obtaining company objectives and the company's overall growth. The employment agreements of each of the executive officers provide that each of these employees will be entitled to a bonus consisting of cash in an amount determined before the conclusion of each fiscal year.

     Stock Awards. A third component of executive officers' compensation is our 1999 stock option plan and 2003 Incentive Compensation Plan, pursuant to which we grant executive officers and other employees options to purchase shares of our common stock, restricted or unrestricted stock, stock units, or other stock-based awards. The compensation committee grants stock awards to executives in order to align their interests with the interests of our stockholders. Stock awards are considered by the compensation committee to be an effective long-term incentive because the executives' gains are linked to increases in the stock value that in turn provides stockholder gains.

     The compensation committee generally grants stock awards options to new executive officers and other key employees upon their commencement of employment with us and periodically thereafter. The stock awards generally are granted at an exercise price equal to the market price of our common stock at the date of the grant. The full benefit of the awards is realized upon appreciation of the stock price in future periods, thus providing an incentive to create value for our stockholders through appreciation of stock price. We believe that stock awards have been helpful in attracting and retaining skilled executive personnel. In 2002, we granted a total of 13,472,152 stock options to our executive officers. The per share option exercise price of such options was equal to the fair market value of our common stock at the date of grant. In 2003, bonuses for fiscal year 2002 were paid partially in cash and the remainder shall be paid in stock option grants. We have agreed to grant such stock options following our 2003 annual meeting of stockholders. These options will be fully vested when granted and will have an aggregate discount amount (the difference between the fair market value per share of our common stock and the exercise price on the grant date) of $132,988 for Mr. McCormick, $110,823 for Mr. Finlayson, $44,329 for Mr. Mori and $44,329 for Mr. Bubenik.

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

Chief Executive Officer Compensation

     The executive compensation policy described above has been applied in setting Mr. McCormick's 2002 compensation. Mr. McCormick generally participates in the same executive compensation plans and arrangements available to the other executives. Accordingly, his compensation consists of annual base salary, annual bonus, and long-term equity-linked compensation. The compensation committee's general approach in establishing Mr. McCormick's compensation is to be competitive with peer companies. In addition, the specific 2002 compensation elements for Mr. McCormick's compensation were determined in light of his level of responsibility, performance, current salary and other compensation awards and performance of the company. Mr. McCormick's compensation during the year ended December 31, 2002 included $400,000 in base salary, $88,658 in cash bonus and a stock option grant to be made following the 2003 annual meeting with an aggregate discount amount (the difference between the fair market value per share of our common stock and the exercise price on the grant date) of $132,988. Mr. McCormick's salary for 2002 was consistent with the compensation committee's policy of being competitive with the compensation of chief executive officers of peer companies. In addition, we granted Mr. McCormick options to purchase 4,734,965 shares of common stock in 2002.

Compensation Deductibility Policy

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any fiscal year to the corporation's chief executive officer and four other most highly compensated executive officers as of the end of any fiscal year. However, the statute exempts qualifying performance-based compensation from the deduction limit if specified requirements are met. The board of directors and the compensation committee reserve the authority to award non-deductible compensation in circumstances they deem appropriate. In 2002, stock options granted by the compensation committee under our 1999 stock option plan did not satisfy the requirements for exemption under Section 162(m).

                       Submitted by the Compensation Committee for fiscal 2002, Thomas E. McInerney, Patrick J. Welsh and James E. Ousley

Stockholder Return Performance Graph

     The following graph compares the total stockholder return on our common stock since our initial public offering on February 14, 2000 with the total return of the Nasdaq Composite Index and our peer group for the same period. Our peer group consists of the following publicly traded companies that have common stock listed on the Nasdaq National Market: InterNap Network Services Corporation; Digex, Incorporated; Infonet Services Corp.; Interland, Inc.; and Equant N.V.

     This graph assumes that $100 was invested in our common stock, in the Nasdaq Composite Index and in our peer group on February 15, 2000, and that all dividends were reinvested.

                                    [CHART]

The points on the graph represent the following numbers:

                         February 15, 2000   December 31, 2000   December 31, 2001   December 31, 2002
                         -----------------   -----------------   -----------------   -----------------
SAVVIS                        $100.00             $ 3.65               $ 2.38             $ 1.67
Nasdaq National Market        $100.00             $55.88               $44.12             $30.21
Peer Group                    $100.00             $17.55               $ 6.45             $ 2.85

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS.

Ownership of Our Voting Stock

     The following table provides you with information about the beneficial ownership of shares of our voting stock as of April 28, 2003, by:

     . each person or group that, to our knowledge, beneficially owns more than 5% of the outstanding shares of a class of voting stock;

     .    each of our directors and executive officers; and

     .    all of our directors and executive officers as a group.

     The persons named in the table have sole voting and investment power with respect to all shares of voting stock shown as beneficially owned by them, subject to community property laws where applicable and unless otherwise noted in the notes that follow. Shares of common stock subject to options, warrants and convertible preferred stock currently exercisable or convertible, or exercisable or convertible within 60 days of April 28, 2003, are deemed outstanding for purposes of computing the percentage beneficially owned by the person or entity holding such securities but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person or entity. Percentage of beneficial ownership is based on 94,028,659 shares of common stock and 203,070 shares of Series A preferred stock outstanding as of the close of business on April 28, 2003.

     The "Total Voting Power" column reflects each listed individual's or entity's percent of actual ownership of all voting securities of our company. As a result, this column excludes any shares of common stock subject to options and warrants, as holders of those securities will not be entitled to vote with respect to such securities unless such securities are exercised.

     Unless otherwise indicated below, the address for each listed director and executive officer is SAVVIS Communications Corporation, 12851 Worldgate Drive, Herndon, Virginia 20170.

                                                                           Series A            Total
                                                  Common Stock        Preferred Stock(1)   Voting Power
                                              --------------------   -------------------   ------------
                                                              % of                  % of
Name of Beneficial Owner                      # of shares    class   # of shares   class        (%)
------------------------                      -----------    -----   -----------   -----   ------------
5% Stockholder

Welsh, Carson, Anderson & Stowe............   215,103,614(2)  73%    133,345(3)     66%        54%
Reuters Holdings Switzerland SA............    61,856,871(4)  40%     40,870        20%        16%
BIS Administration, Inc. (5)...............    45,483,702     48%         --        --         12%
Constellation Entities.....................    29,321,184(6)  24%     20,000(7)     10%         7%
General Electric Capital Corporation.......     9,647,258(8)   9%         --        --         --
Nortel Networks, Inc.......................     6,431,505(9)   6%         --        --         --

Executive Officers and Directors
Robert A. McCormick........................     1,657,496(10)  2%         --        --          *
John M. Finlayson..........................     1,455,445(11)  2%         --        --          *
David J. Frear.............................       787,994(12)  *           -        --          *
Richard Bubenik............................       554,160(13)  *          --        --          *
James D. Mori..............................       597,247(14)  *          --        --          *
Clyde A. Heintzelman.......................        30,000(15)  *          --        --          *
Patrick J. Welsh...........................   216,951,625(16) 73%    134,568(17)    66%        55%
Thomas E. McInerney........................   216,792,215(18) 73%    134,435(19)    66%        55%
John D. Clark..............................   180,459,837(20) 67%    116,115(21)    57%        46%
James E. Ousley............................        20,000(22)  *           *         *          *

James P. Pellow............................        20,000(23)  *           *         *          *
Clifford Friedman..........................             0     --          --        --         --
Jeffrey H. Von Deylen......................             0     --          --        --         --
All executive officers and directors as a
group (13 persons).........................   224,445,296     75%    135,668        67%        57%

----------
*    Less than one percent.

(1) As of April 28 2003, holders of Series A preferred stock were entitled to an aggregate of approximately 304,388,937 votes.

(2) Includes 19,352,241 shares of common stock held by Welsh, Carson, Anderson & Stowe VI, L.P., which we refer to as WCAS VI, 14,508,301 shares beneficially held by Welsh, Carson, Anderson & Stowe VII, L.P., which we refer to as WCAS VII, 65,357 shares beneficially held by WCAS Information Partners, L.P., which we refer to as WCAS IP, 667,761 shares held by WCAS Capital Partners II, L.P., which we refer to as WCAS CP II, 180,444,870 shares beneficially held by WCAS VIII, and 65,084 shares beneficially held by WCAS Management Corporation, which we refer to as WCAS Management. 14,716,283 of the shares beneficially owned by WCAS VI, 11,032,735 of the shares beneficially owned by WCAS VII, 174,194,870 of the shares beneficially owned by WCAS VIII and all of the shares beneficially owned by WCAS Management are issuable upon the conversion of the shares of Series A preferred stock, including accrued and unpaid dividends through April 28, 2003, issued by us to these entities under securities purchase agreements dated as of March 6, 2002 and September 18, 2002. The respective sole general partners of WCAS VI, WCAS VII, WCAS IP, WCAS CP II and WCAS VIII are WCAS VI Partners, L.P., WCAS VII Partners, L.P., WCAS INFO Partners, WCAS CP II Partners and WCAS VIII Associates, LLC.

     The individual general partners of each of these partnerships include some or all of Bruce K. Anderson, Russell L. Carson, John D. Clark, Anthony J. de Nicola, D. Scott Mackesy, Thomas E. McInerney, Robert A. Minicucci, James R. Matthews, Paul B. Queally, Jonathan M. Rather, Sanjay Swani and Patrick J. Welsh. The individual general partners who are also directors of the company are Thomas E. McInerney, Patrick J. Welsh and John D. Clark. Each of the foregoing persons may be deemed to be the beneficial owner of the common stock owned by the limited partnerships of whose general partner he or she is a general partner. The address of Welsh, Carson, Anderson & Stowe is 320 Park Avenue, New York, NY 10022.

(3) Includes 9,828 shares of Series A preferred stock held by WCAS VI, 7,368 shares of Series A preferred stock held by WCAS VII, 116,105 shares of Series A preferred stock held by WCAS VIII, and 44 shares of Series A preferred stock held by WCAS Management.

(4) Consists of 61,856,871 shares of common stock issuable upon the conversion of the shares of our Series A preferred stock, including accrued and unpaid dividends through April 28, 2003, acquired by Reuters on March 18, 2002 upon conversion of its 12% convertible senior secured notes due 2005, including accrued and unpaid interest. Such shares of Series A convertible preferred stock are convertible at any time at the holder's option. According to Schedule 13D filed by Reuters on March 20, 2002, Reuters has both shared voting power and shared disposition power with Reuters Group PLC over the common stock issuable upon the conversion of its shares of our Series A preferred stock. The principal executive offices of Reuters are located at 153 route de Thonon, 1245 Collange-Bellerive, Switzerland. Reuters is an indirect subsidiary of Reuters Group PLC, a public limited liability company registered in England and Wales with its principal executive offices located at 85 Fleet Street, London EC4P 4AJ, England.

(5) The address of BIS Administration, Inc. is c/o Scott Peltz, American Express Tax & Business Services, 1 South Wacker Drive, Suite 800, Chicago, IL 60606-3392. Bridge will distribute all of the shares of our common stock it owns to its secured creditors.

(6) Includes 15,505,043 shares of common stock beneficially held by Constellation Venture Capital II, L.P., which we refer to as CVC II, 7,330,296 shares beneficially held by Constellation Venture Capital Offshore

     II, L.P., which we refer to as CVC Offshore, 6,142,788 shares beneficially held by The BSC Employee Fund IV, L.P., which we refer to as BSC Fund, and 343,057 shares held by CVC II Partners, L.L.C., which we refer to as CVC II Partners. All of the shares beneficially owned by these entities are issuable upon the conversion of the shares of Series A preferred stock, including accrued and unpaid dividends through April 28, 2003, issued by us to these entities under a securities purchase agreement dated as of June 28, 2002. According to Schedule 13D filed by the Constellation Entities on July 9, 2002, the Constellation Entities have both shared voting power and shared dispositive power with Constellation Ventures Management II, LLC (with respect to 28,978,127 shares of common stock) and Bear Stearns Asset Management Inc. over the common stock issuable upon conversion of their shares of our Series A preferred stock. The address of the Constellation Entities is 383 Madison Avenue, New York, New York 10179.

(7) Includes 10,576 shares of Series A preferred stock held by CVC II, 5,000 shares of Series A preferred stock held by CVC Offshore, 4,190 shares of Series A preferred stock held by BSC Fund, and 234 shares of Series A preferred stock held by CVC II Partners.

(8) Consists of 9,647,258 shares of common stock subject to warrants that are currently exercisable.

(9) Consists of 6,431,505 shares of common stock subject to warrants that are currently exercisable.

(10) Includes 907,496 shares of common stock subject to options that are exercisable within 60 days of April 28, 2003.

(11) Includes 782,445 shares of common stock subject to options that are exercisable within 60 days of April 28, 2003 and 37,500 shares of common stock held in trust for the benefit of Mr. Finlayson's children.

(12) Includes 467,994 shares of common stock subject to options that are exercisable within 60 days of April 28, 2003.

(13) Includes 481,394 shares of common stock subject to options that are exercisable within 60 days of April 28, 2003 and 1,200 shares of common stock held by his wife.

(14) Includes 297,247 shares of common stock subject to options that are exercisable within 60 days of April 28, 2003.

(15) Includes 30,000 shares of common stock subject to options that are exercisable within 60 days of April 28, 2003.

(16) Includes 215,038,257 shares held by Welsh, Carson, Anderson & Stowe, as described in note 2 above. Also includes 1,834,240 shares issuable upon the conversion of the shares of Series A preferred stock individually held by Mr. Welsh, including accrued and unpaid dividends through April 28, 2003, and 15,000 shares of common stock subject to options that are exercisable within 60 days of April 28, 2003.

(17) Includes 133,345 shares of Series A preferred stock held by Welsh, Carson, Anderson & Stowe, as described in note 3 above.

(18) Includes 215,103,614 shares held by Welsh, Carson, Anderson & Stowe, as described in note 2 above. Also includes 1,635,125 shares issuable upon the conversion of the shares of Series A preferred stock held by Mr. McInerney, including accrued and unpaid dividends through April 28, 2003, and 15,000 shares of common stock subject to options that are exercisable within 60 days of April 28, 2003.

(19) Includes 133,345 shares of Series A preferred stock held by Welsh, Carson, Anderson & Stowe, as described in note 3 above.

(20) Includes 180,444,870 shares of Series A preferred stock held by WCAS VIII, as described in note 2 above. Includes 14,967 shares issuable upon the conversion of the shares of Series A preferred stock held by Mr. Clark, including accrued and unpaid dividends through April 28, 2003.

(21) Includes 116,105 shares held by WCAS VIII, as described in note 3 above.

(22) Includes 15,000 shares of common stock subject to options that are exercisable within 60 days of April 28, 2003.

(23) Includes 15,000 shares of common stock subject to options that are exercisable within 60 days of April 28, 2003.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2002 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including our 1999 stock option plan, our employee stock purchase plan and other arrangements with investors and distributors. The table does not include information about our 2003 Incentive Compensation Plan, which is being submitted for stockholder approval at the 2003 annual meeting.

----------------------------------------------------------------------------------------------------
                                      A                        B                       C
----------------------------------------------------------------------------------------------------
                                                                             Number of securities
                                                                             remaining available for
                                                                             future issuance under
                            Number of securities to     Weighted-average       equity compensation
                            be issued upon exercise     exercise price of        plans (excluding
                            of outstanding options,   outstanding options,   securities reflected in
Plan Category                warrants and rights       warrants and rights         column (A))
----------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                           34,979,396(1)                  6.03              10,939,273(2)
----------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                           10,000,000(3)                 $0.75               7,500,000(4)
----------------------------------------------------------------------------------------------------

(1) Consists entirely of shares of common stock underlying outstanding options granted under our 1999 stock option plan.

(2) Includes 4,939,273 shares of common stock available for issuance under our 1999 stock option plan and 6,000,000 shares of common stock available for issuance under our employee stock purchase plan which was approved by our stockholders in 2002 but we have not yet implemented. Does not give effect to the proposed new 2003 Incentive Stock Plan which is being submitted for stockholder approval at our 2003 annual meeting.

(3) Consists entirely of shares of common stock subject to warrants that we issued to the Constellation Entities. The warrants become exercisable upon the Constellation Entities meeting certain performance criteria relating to assisting the company in securing new customers.

(4) Consist entirely of shares of common stock underlying warrants which are issuable to Moneyline Networks, LLC upon Moneyline Networks, LLC meeting certain performance criteria relating to its distribution of our services under a distribution agreement.

     On June 28, 2002, we issued performance warrants to the Constellation Entities to purchase 10,000,000 shares in the aggregate of our common stock at $0.75 per share. The Constellation Entities will earn the right to exercise the warrants if they meet certain criteria related to aiding our company in acquiring new business. The warrants may be exercised in whole or in part at any time prior to January 28, 2007.

     On October 1, 2002, we agreed to issue performance warrants to Moneyline Networks, LLC to purchase 7,500,000 shares in the aggregate of our common stock at $0.75 per share. Moneyline Networks, LLC will earn the right to receive the warrants if it meets certain criteria related to its distribution of our services under a distribution agreement. The warrants may be exercised in whole or in part at any time prior to five years from the date of issuance of the warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Transactions with Welsh, Carson. Three of our directors, Messrs. McInerney, Welsh and Clark are general partners of investment entities that are affiliated with Welsh, Carson, which collectively own approximately 54% of our outstanding voting stock as of April 28, 2003. Welsh Carson and affiliated entities were also principal stockholders of Bridge.

     On March 18, 2002, several investment entities and several individuals affiliated with Welsh, Carson purchased 117,200 shares of our Series A convertible preferred stock at a purchase price of $1,000 per share in exchange for all of our 10% convertible senior secured notes held by them, together with accrued and unpaid interest, indebtedness of our company acquired from one of our equipment vendors and cash, all pursuant to the terms of a securities purchase agreement, dated as of March 6, 2002.

     Each share of Series A convertible preferred stock is convertible at the holder's option, into a whole number of shares of common stock which is equal to the accreted value of the share plus all accrued and unpaid dividends on the share through the conversion date divided by the conversion price, which initially is $0.75 per share. The holders of Series A convertible preferred stock are entitled to vote together as one class with the holders of the common stock on all matters submitted to the vote of stockholders. In addition, we may not take specified actions without the prior vote or consent of at least 66 2/3 % of the outstanding shares of Series A convertible preferred stock, voting as a separate class.

     In connection with the issuance of the Series A convertible preferred stock, on March 6, 2002, we entered into an investor rights agreement with Welsh, Carson and affiliated entities and individuals, Reuters, and various other investors. As a result, the registration rights agreement with Bridge and WCAS VIII, dated as of February 7, 2000, the registration rights agreement with various Welsh, Carson entities and individuals, dated as of February 20, 2001, and the registration rights agreement with Reuters, dated as of May 16, 2001 (as described below), were terminated. Under the investor rights agreement, we granted the Welsh, Carson entities and individuals, Reuters and the other investors customary registration rights with respect to the shares of common stock issuable upon conversion of the Series A convertible preferred stock and warrants issued to two of the other investors, including demand registration rights and piggy back registration rights. In addition, under the investor rights agreement, we granted some investors the right to purchase all or any part of its pro rata share of any securities that we may from time to time propose to sell and issue, with specified exceptions. Finally, under the investor rights agreement, so long as WCAS VIII or its permitted transferees, or any other investors that may in the future become a party to the investor rights agreement, owns Series A convertible preferred stock representing at least 10% of our outstanding voting power, or WCAS VIII and its affiliates, or any other investor that may in the future become a party to the investor rights agreement, own capital stock representing at least 5% of our outstanding voting power, they have the right to nominate for election to the board a number of directors equal to the total number of members of the board of directors multiplied by the percentage of the outstanding voting stock represented by the voting stock owned by such investor, rounded down to the nearest whole number. Accordingly, in the event that WCAS VIII and its affiliates own voting stock representing more than 50% of the voting power represented by the outstanding voting stock, they may appoint at least half of the members of the board. In addition, WCAS VIII and its affiliates will be entitled to nominate at least one director for election to the board as long as they own in the aggregate voting stock representing at least 5% of the total voting power of all our outstanding voting stock. If an investor ceases to own a sufficient number of shares of our voting stock to entitle it to nominate the number of directors it then has on the board of directors, it must use its best efforts to promptly cause the resignation of one or more of its designated directors. The right to nominate directors will cease upon the earlier to occur of the date on which no shares of Series A convertible preferred stock are outstanding and the date on which Welsh, Carson and its permitted transferees own Series A convertible preferred stock representing less than 10% of our then outstanding voting power or capital stock representing less than 5% of our outstanding voting power.

     We also entered into a letter agreement, dated as of March 6, 2002, with WCA Management Corporation, pursuant to which we paid a fee of $1.1 million on October 9, 2002 to WCA Management Corporation as consideration for the strategic financial and advisory services rendered by it in connection with the securities purchase agreement and the restructuring of some of our debt arrangements. We also agreed to reimburse WCA Management Corporation for all reasonable out-of-pocket expenses incurred by it or its affiliates in connection with the securities purchase agreement and the debt restructurings. Messrs Welsh and McInerney, two of our directors, own approximately 88% and 3.9%, respectively, of WCA Management Corporation.

     In September 2002, pursuant to the terms of the securities purchase agreement, entities and individuals affiliates with Welsh Carson purchased an additional $20 million of our Series A convertible preferred stock for a purchase price of $20 million in cash.

     Transactions with Reuters. During the period of May through September of 2001, pending the acquisition by Reuters of certain of Bridge's assets, Reuters purchased $37,500,000 aggregate principal amount of our 12% convertible senior secured notes due 2005. In connection with this transaction, we granted Reuters customary registration rights with respect to the shares of our common stock issuable upon conversion of the notes, including demand registration rights and piggy-back registration rights under a registration rights agreement dated as of May 16, 2001. On May 16, 2001, we also executed a side letter granting Reuters and its successors, assigns and affiliates the right, for so long as they hold any of our notes or preferred stock or common stock comprising or convertible into at least 5% of our outstanding voting stock, among other things, to (1) designate an observer to attend all meetings of our board of directors and any board committees, and (2) to nominate and elect such number of directors, but not fewer than one, equal to the product of the percentage of the voting power held by Reuters on a fully-diluted, as-converted basis, multiplied by the number of seats on the registrant's board of directors (rounded down to the nearest whole number). In accordance with the terms of this letter, Reuters has appointed an observer to attend all meetings of our board of directors and audit committee.

     On March 18, 2002, in connection with the purchase by entities and individuals affiliated with Welsh, Carson of 117,200 of our shares of Series A convertible preferred stock, all of our 12% convertible senior secured notes due 2005 held by Reuters, together with accrued and unpaid interest, in an aggregate amount of approximately $40.9 million, were converted into 40,870 shares of Series A convertible preferred stock in accordance with the terms of such notes. In addition, the existing registration rights agreement with Reuters was terminated and replaced with the investor rights agreement. See above under "-- Transactions with Welsh, Carson."

     On September 28, 2001 affiliates of Reuters acquired a portion of the assets of Bridge out of bankruptcy. In connection with the asset acquisition, on September 28, 2001 Reuters Limited entered into a network services agreement with us, pursuant to which we agreed to provide internet protocol network services, internet access, and colocation services for a period of five years with respect to the customers of Bridge that were acquired by affiliates of Reuters. As a result of the network services agreement, Reuters Limited has become our largest customer. During 2002, Reuters made payments to us under the network services agreement of approximately $94.1 million. In connection with the network services agreement, we also entered into a transitional services agreement with Reuters Limited, pursuant to which Reuters Limited has agreed to provide us with technical, administrative and other services, including help desk support, installation, maintenance and repair of equipment, customer related services such as processing service orders, accounting functions and the provision of warehousing and other facilities, pending us establishing our own capabilities. During 2002, we made payments to Reuters under the transitional services agreement of approximately $4.2 million. On September 28, 2001, we also entered into a co-location agreement with Reuters America, pursuant to which we granted Reuters America the right to use portions of our data center in Missouri. The co-location agreement has an initial term of five years and may be renewed by Reuters America, at its option, for additional one-year periods. However, the agreement will terminate concurrently with the network services agreement. During 2002, Reuters America made payments to us under the co-location agreement of approximately $2.1 million.

     In connection with the acquisition of the Bridge assets, affiliates of Reuters assumed a ground lease, dated as of February 18, 2000, between us and Bridge Data Company relating to the parcel of land located in St. Louis County, Missouri upon which we constructed a data center and acquired the land underlying a lease. The ground lease has a term of 99 years and rent is due monthly at the rate of approximately $27,443 per month commencing as of December 1, 2001, subject to annual 2% increases. Under the ground lease, we have the right to purchase the land at a price equal to the greater of $2,999,997 or the fair market value of the land to be determined as if the land were not improved and were not encumbered by the ground lease. Upon the occurrence of specified events, affiliates of Reuters have the right to require us to purchase the land. During 2002, we paid affiliates of Reuters approximately $0.2 million under the ground lease.

     Transactions with Bridge. In February 2000, we entered into several agreements with Bridge, including:

     . a master establishment and transition agreement, under which we acquired Bridge's global internet protocol network for $77 million;

     . a network services agreement, under which we provided Bridge with network services for the collection and distribution of the financial information provided by Bridge to its customers and for Bridge's internal managed data network needs;

     . a technical services agreement and an administrative services agreement, under which Bridge provided us with various technical and administrative services, including help desk support, installation, maintenance and repair of equipment, customer related services, management of the colocation of third-party equipment in our facilities, payroll and accounting functions, benefit management and the provision of office space;

     . local network services agreements in most jurisdictions outside the United States, under which the charges that we paid for the local circuit between our distribution frame and the Bridge customer premises were charged back to Bridge at rates intended to recover our costs;

     . equipment colocation permits, providing us with the ability to keep the equipment that was purchased from Bridge in the facilities in which they were located;

     . sublease with General Electric Capital Corporation ("GECC"), under which we subleased from Bridge some of the network assets that Bridge leased from GECC. The terms of the GECC sublease mirrored the GECC master lease. On January 25, 2002, we entered into a direct lease agreement with GECC with respect to the network assets covered by the sublease on similar economic terms as the sublease between Bridge and our company; and

     . a promissory note in favor of Bridge in the principal amount of $21,565,751, which matured on February 18, 2001 and bore interest at a rate of 8% per year. At December 31, 2001, the amount due under the note was approximately $23 million.

     In connection with Bridge's bankruptcy filing, in September and October of 2001, affiliates of Reuters and Moneyline Networks, Inc. respectively, acquired substantially all of Bridge's assets out of bankruptcy. In addition, we entered into a network services agreement with Reuters Limited and a binding letter of intent to enter into a network services agreement with Moneyline Networks (which we subsequently entered into in October 2002) and we ceased performing under the network services agreement with Bridge. Reuters Limited and Moneyline Networks also agreed to provide technical, administrative and colocation services to us for a transitional period, effectively replacing the related Bridge agreements.

     On May 3, 2001, we entered into a court approved settlement agreement with Bridge, as amended on December 31, 2001 and January 8, 2002, which set forth the terms of our interim financing between the time of the court's initial approval of the sale of Bridge's assets to Reuters and the closing of the sale of such assets. On February 8, 2002, we entered into an agreement resolving all outstanding issues between us and BIS Administration, Inc., the successor to Bridge, which was approved by the bankruptcy court on February 13, 2002. Under this agreement, in consideration of a cash payment of $11.85 million to be made by us to Bridge, Bridge agreed to offset our indebtedness under the promissory note and additional amounts owed by us to Bridge, less various amounts owed by Bridge to us, in a total amount of $27.5 million. We made such cash payment to Bridge upon completion of the sale of the Series A convertible preferred stock to Welsh, Carson on March 18, 2002. Under the Bridge settlement agreement, we also agreed to assign to Bridge any remaining claims held by us against any of Bridge's affiliates outside the United States, other than Canada. With respect to Canada, Bridge's Canadian affiliate, which has filed for bankruptcy in Canada, will distribute to us a share of its remaining assets. Under the agreement, we also agreed to reimburse Bridge in an amount of $.9 million for payments made by Bridge to one of our creditors. Under the agreement, Bridge and we agreed to pay various mechanics' liens that were asserted against real property and data centers owned by Bridge and leased or occupied by us. Under the agreement, Bridge and we have also agreed to waive all claims against each other and release each other from liability arising from transactions between us up to and including the date of the agreement. Finally, under the agreement, Bridge has the right to designate one board representative for a term expiring upon the earlier to occur of the expiration of three years from the date of the agreement, the date on which Bridge's ownership of our outstanding voting stock falls below 20%, or the date on which Bridge distributes the shares of our common stock it holds to its creditors. Bridge has not appointed a board member, but instead has appointed an observer to attend all meetings of our board of directors. However, under the agreement, Bridge retains the right to appoint a board member in the future.

     On February 13, 2002, the Bankruptcy Court for the Eastern District of Missouri approved a plan of liquidation in the Bridge case, which provided, among other things, for the approval of the settlement agreement dated February 8, 2002 with BIS Administration, Inc. and the rejection by Bridge of all of its executory agreements, including the master establishment and transition agreement, the network services agreement, the administrative services agreement and the technical services agreement. As a result, all of these agreements were terminated.

     Transactions with Nortel Networks. We entered into a credit agreement, dated as of June 30, 2000, with Nortel Networks, Inc., which we refer to as Nortel Networks, for the financing of approximately $38 million of network equipment and services. On September 5, 2000, this agreement was amended and restated, resulting in an increase to a $235 million advancing term loan facility for the purpose of financing a portion of our costs to purchase network equipment and installation services from Nortel Networks and to pay various third party expenses. Bridge's bankruptcy filing constituted an event of default under our term loan facility with Nortel Networks, resulting in approximately $82 million of outstanding amounts owed to Nortel Networks becoming immediately due and payable, as well as the automatic termination of the remaining $153 million commitment. From March 2001 to March 2002 we did not pay interest and other fees due under the credit agreement. During this period, Nortel Networks provided waivers on all defaults under the credit agreement.

     On March 15, 2002, the company, Nortel Networks and WCAS VIII and several affiliated entities entered into an assignment, acceptance and amendment, providing for the assignment by Nortel Networks of the outstanding loans and accrued interest under the credit facility to WCAS VIII and affiliated entities in exchange for a cash payment. On March 18, 2002, WCAS VIII and affiliated entities exchanged this debt for shares of our Series A convertible preferred stock. In consideration of Nortel Networks entering into the assignment, acceptance and amendment, on March 15, 2002, we entered into a warrant agreement with Nortel Networks pursuant to which we issued to Nortel Networks, on March 18, 2002, a warrant to purchase 6,431,505 shares of our common stock. The warrant is exercisable by Nortel Networks at any time for a period of five years from the date of issuance, and has an exercise price of $0.75 per share, subject to anti-dilution adjustments. In connection with these agreements, Nortel Networks agreed to amend the global purchase agreement between Nortel Networks and our company, dated June 30, 2000, under which we had agreed to purchase equipment and services from Nortel Networks. In addition, we entered into an agreement and mutual release with Nortel Networks, under which, among other things, Nortel Networks agreed to release us from all claims relating to the credit agreement and related documents and the purchase agreement, and we agreed to release Nortel Networks from claims relating to these agreements. In connection with the issuance of the warrants, Nortel Networks also became a party to the investor rights agreement pursuant to which we granted to Nortel Networks piggyback registration rights with respect to the shares of our common stock underlying the warrants.

     Transactions with GECC. In February 2000, we entered into a sublease with Bridge, under which our company, as lessee, leased network assets under capital leases with Bridge, as sublessor. Bridge leased the underlying assets from GECC. On January 25, 2002, we entered into a direct lease with GECC with respect to the network assets covered by the sublease on similar economic terms as our sublease with Bridge. All our obligations under this sublease were paid in full as of August 2, 2002. On March 28, 2000, we entered into a master lease agreement with GECC relating to other network assets.

     From April 2001 until March 2002 we did not pay our monthly amounts due to GECC under our master lease agreement, causing a default under our agreement with GECC. During this period, GECC provided us with waivers on all defaults under the master lease agreement. On March 8, 2002, we entered into an amended and restated master lease agreement with GECC for an aggregate principal amount of $56.5 million. The amended and restated master lease agreement provides for a 12% interest rate, and interest is not payable in cash until after December 31, 2004. The outstanding principal amount of the amended and restated master lease agreement was $62,413,065 as of December 31, 2002. The principal amount under the amended and restated master lease agreement is due on March 8, 2007. In connection with the amendment of the master lease agreement, we granted GECC a security interest in substantially all assets of our company, other than our data center in St. Louis, Missouri. In consideration of GECC entering into the amended and restated master lease agreement, we issued to GECC a warrant to purchase 9,647,258 shares of our common stock. The warrant is exercisable by GECC at any time for a period of five years from the date of issuance, and has an exercise price of $0.75 per share, subject to anti-dilution adjustments. In connection with the issuance of the warrants, GECC also became a party to the investor rights agreement pursuant to which we granted to GECC piggyback registration rights with respect to the shares of our common stock underlying the warrants.

     Transactions with the Constellation Entities. On June 30, 2002 we issued 20,000 shares of our Series A convertible preferred stock to the Constellation Entities for a purchase price of $1,000 per share in cash. We also issued warrants to purchase up to 10,000,000 shares of our common stock to the Constellation Entities. The warrants become exercisable as the Constellation Entities meet certain performance criteria related to assisting us in securing new customers. The warrants have an exercise price of $0.75 per shares and expire in 2007. In connection with the issuance of the warrants, the Constellation Entities became a party to the investor rights agreement pursuant to which we granted to the Constellation Entities certain demand and piggyback registration rights, and the right to nominate a director to our board of directors so long as the Constellation Entities held at least 5% of our outstanding voting power. On July 24, 2002, Mr. Friedman was appointed to our board of directors as the Constellation Entities' nominee.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2003.

                                            SAVVIS COMMUNICATIONS CORPORATION


                                            By: /s/  Jeffrey H. Von Deylen
                                                --------------------------------
                                                Jeffrey H. Von Deylen
                                                EXECUTIVE VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER

                                 CERTIFICATIONS

I, Robert A. McCormick, certify that:

     1. I have reviewed this annual report on Form 10-K/A of SAVVIS Communications Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.   [not applicable];

     4.   [not applicable];

     5.   [not applicable];

     6.   [not applicable].

Date:  April 30, 2003


                                            /s/ Robert A. McCormick
                                            ------------------------------------
                                            Robert A. McCormick
                                            Chairman and Chief Executive Officer

I, Jeffrey H. Von Deylen, certify that:

     1. I have reviewed this annual report on Form 10-K/A of SAVVIS Communications Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.   [not applicable];

     4.   [not applicable];

     5.   [not applicable];

     6.   [not applicable].

Date:  April 30, 2003


                                            /s/ Jeffrey H. Von Deylen
                                            ------------------------------------
                                            Jeffrey H. Von Deylen
                                            Executive Vice President and Chief
                                            Financial Officer