Form 10-Q
period 2003-03-31
SAVVIS COMMUNICATIONS CORP
filed 2003-05-15
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003, OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-29375

SAVVIS COMMUNICATIONS CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	43-1809960
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

1 SAVVIS PARKWAY

ST. LOUIS, MISSOURI 63017

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

(314-628-7000)

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

12851 WORLDGATE DRIVE

HERNDON, VA 20170

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

(703) 234-8000

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

(as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

COMMON STOCK, $.01 PAR VALUE – 94,028,680 SHARES AS OF May 1, 2002

(INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES

OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

The Index of Exhibits appears on page 22.

SAVVIS COMMUNICATIONS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS-UNAUDITED

SAVVIS COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	DECEMBER 31, 2002	March 31, 2003
		(Unaudited)
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$32,159	$21,517

Trade accounts receivable, less allowance for doubtful accounts of $1,023 in 2002 and $1,053 in 2003 (includes accounts receivable from affiliates of $10,988 and 3,887, respectively, in 2002 and 2003)	15,117	14,545

Prepaid expenses	1,691	1,971

Other current assets	2,119	2,683

TOTAL CURRENT ASSETS	51,086	40,716

Property and equipment, net	129,262	118,076

Restricted cash	6,384	6,384

Other non-current assets	9,742	9,316

TOTAL ASSETS	$196,474	$174,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS—CONTINUED

(Dollars in thousands except, per share amounts)

	DECEMBER 31, 2002	March 31, 2003
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$28,528	$27,493

Current portion of capital lease obligations	2,705	2,144

Other accrued liabilities	15,469	15,111

TOTAL CURRENT LIABILITIES	46,702	44,748

NON-CURRENT LIABILITIES:

Capital lease obligations, net of current	62,444	64,171

Other accrued liabilities	10,411	10,436

TOTAL LIABILITIES	119,557	119,355

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY:

Convertible preferred stock in accreted value; 50,000,000 shares authorized; 203,070 issued and outstanding in 2002 and 2003	217,006	223,329

Common stock; $.01 par value, 900,000,000 shares authorized, 94,059,956 shares issued in 2002 and 2003, 94,028,381 and 94,028,634 shares outstanding in 2002 and 2003, respectively	941	941

Additional paid-in capital	351,772	345,386

Accumulated deficit	(478,432)	(502,882)

Deferred compensation	(12,270)	(9,550)

Treasury stock, at cost, 31,575 and 31,322 shares in 2002 and 2003, respectively	(16)	(16)

Accumulated other comprehensive loss:

Cumulative foreign currency translation adjustment	(2,084)	(2,071)

TOTAL STOCKHOLDERS’ EQUITY	76,917	55,137

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$196,474	$174,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2002	2003
TOTAL REVENUES(1)	62,180	55,201

Data communications and operations expenses(2)	45,095	36,732

GROSS MARGIN	17,085	18,469

Sales, general and administrative expenses(3)	15,922	22,537

Depreciation and amortization	16,449	15,747

Asset impairment & other write-downs of assets	1,000	—

Non-cash equity-based compensation	2,674	2,657

TOTAL OTHER OPERATING EXPENSES	36,045	40,941

LOSS FROM OPERATIONS	(18,960)	(22,472)

NON-OPERATING INCOME (EXPENSES):
Interest income	78	147
Interest expense	(4,805)	(2,125)
Gains on extinguishment of debt	58,625	—

TOTAL NON-OPERATING INCOME (EXPENSES)	53,898	(1,978)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	34,938	(24,450)

Cumulative effect of change in accounting principle (Note 1)	(2,772)	—

NET INCOME (LOSS)	32,166	(24,450)

Accreted and deemed dividend on preferred stock	(53,633)	(7,980)

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(21,467)	$(32,430)

SAVVIS COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2002	2003
BASIC AND DILUTED LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(0.20)	$(0.35)
Cumulative effect of change in accounting principle	(0.03)	—

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.23)	$(0.35)

WEIGHTED AVERAGE SHARES OUTSTANDING	93,386,548	93,766,068

(1) Including $28.2 million and $21.0 million from affiliates in the three months ended March 31, 2002 and 2003, respectively.

(2) Excluding $0.4 million and $0.5 million of non-cash equity-based compensation in the three months ended in March 31, 2002 and 2003, respectively and exclusive of depreciation shown separately below.

(3) Excluding $2.3 million and $2.2 million of non-cash equity-based compensation in the three months ended in March 31, 2002 and 2003, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2002	2003
OPERATING ACTIVITIES:
Net income (loss)	$32,166	$(24,450)
Reconciliation of net income (loss) to net cash used in operating activities:
Extraordinary gain	(58,625)	—
Asset impairment & other write-downs of assets	1,000	—
Cumulative effect of change in accounting principle	2,772	—
Accrued interest	2,965	1,742
Depreciation and amortization	16,449	15,747
Non-cash equity-based compensation	2,674	2,657
Net changes in operating assets and liabilities:
Trade accounts receivable	(3,151)	572
Prepaid expenses and other	1,673	(844)
Other non-current assets	1,051	406
Accounts payable	(12,458)	(2,926)
Other accrued liabilities	(3,506)	(24)

Net cash used in operating activities	(16,990)	(7,120)

INVESTING ACTIVITIES:

Capital expenditures	(654)	(2,965)

Net cash used in investing activities	(654)	(2,965)

FINANCING ACTIVITIES:

Issuance of preferred stock, net of issue costs	55,374	—
Principal payments under capital lease obligations	(5,143)	(575)
Repayment of borrowings	(12,750)	—
Other	14	—

Net cash provided by (used in) financing activities	37,495	(575)

Effect of exchange rate changes on cash and cash equivalents	(1,021)	18

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,830	(10,642)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,405	32,159

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,235	$21,517

	Three Months Ended March 31,
	2002	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of preferred stock in satisfaction of accounts payable and debt	$100,570	$—
Issuance of warrants	10,053	—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,682	$136

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

(Unaudited)

	NUMBER OF SHARES									CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT
	COMMON STOCK	TREASURY STOCK	CONVERTIBLE PREFERRED STOCK	CONVERTIBLE PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	DEFERRED COMPENSATION	TREASURY STOCK		TOTAL
BALANCE, December 31, 2002	94,059,956	31,575	203,070	217,006	$941	$351,772	$(478,432)	$(12,270)	$(16)	$(2,084)	$76,917
Net loss							(24,450)				(24,450)
Foreign currency translation adjustment										13	13

Comprehensive loss											(24,437)
Deemed dividends on preferred stock allocated to beneficial conversion feature				(1,657)		1,657					—
Deemed dividends on preferred stock				7,980		(7,980)					—
Recognition of deferred compensation costs						(63)		2,720			2,657
Issuance of common and/or treasury stock upon exercise of stock options		(253)									—

BALANCE, MARCH 31, 2003	94,059,956	31,322	203,070	$223,329	$941	$345,386	$(502,882)	$(9,550)	$(16)	$(2,071)	$55,137

The accompanying notes are an integral part of these consolidated financial statements.

SAVVIS COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in thousands, except per share amounts)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission on a basis substantially consistent with the audited consolidated financial statements of SAVVIS Communications Corporation and its subsidiaries (collectively, “SAVVIS” or the “Company”) as of and for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K (the “Annual Report”) as filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company included in the Annual Report. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments), which management considers necessary to present fairly the condensed consolidated financial position of the Company at March 31, 2003, the results of its operations and cash flows for the three-month periods ended March 31, 2003 and 2002. The results of operations for the three-month period ended March 31, 2003 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2003.

GOODWILL AND INTANGIBLE ASSETS—On January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangibles.” In accordance with SFAS No. 142, in the first quarter of 2002, the Company assessed the Goodwill on the financial statements and determined that the Goodwill was impaired. As a result, the Company recorded a $2.8 million charge in 2002 which is reflected in the Consolidated Statements of Operations as a cumulative effect of change in accounting principle. The Company currently does not have any goodwill.

REVENUE RECOGNITION—Revenues consist primarily of Managed IP networks, Managed Hosting and Internet access service fees, which are fixed monthly amounts, and are recognized in the financial statements when earned during the life of the contract. For all periods, any services billed and payments received in advance of providing services are deferred until the period such services are earned. Installation and equipment costs deferred in accordance with SAB 101 are recorded on the balance sheet in other assets. Such costs are recognized on a straight-line basis over periods of up to 18 months, the estimated period over which the related revenues from installation and equipment sales are deferred and recognized.

EMPLOYEE STOCK OPTIONS—As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company accounts for employee stock options in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”. Under APB No. 25, compensation expense is recognized to the extent the value of the Company’s stock exceeds the exercise price of options or restricted stock at the measurement date. Compensation expense in the amount of $2.7 million was recognized related to option grants accounted for in accordance with APB No. 25 during the three months ended March 31, 2002 and 2003.

Under SFAS No. 148, the Company is required to provide expanded disclosures concerning stock-based compensation including disclosure of pro forma net earnings and earnings per share had compensation expense relating to grants been measured under the fair value recognition provisions of SFAS No. 123. Pro forma information regarding net income has been determined as if the Company had accounted for its stock options granted to employees and non-employee members of its Board of Directors under the fair value method of the statement. The fair value of options was estimated at the date of grant. The calculation of the fair value of the options granted in 2002 and 2003 assumes a weighted average risk-free interest rate of 5.1 percent and 4.9 percent, respectively, an assumed dividend yield of zero, and an expected life of the options of four years. The weighted average fair value of options granted was $0.40 per share and $0.21 per share, respectively for 2002 and 2003. For purposes of 2003 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

Had compensation cost for the Company’s stock options been determined consistent with the provisions of SFAS No. 123 based on the fair value at the grant date, the Company’s pro forma net loss would have been as follows:

	For the Three Months Ended March 31,
	2002	2003
Net loss attributable to common stockholders
As reported	$(21,467)	$(32,430)
Adjustment to net earnings for:
Stock based compensation expense as reported, net of tax	2,674	2,657
Pro forma stock based compensation, net of tax	(2,745)	(3,183)

Pro Forma net loss	$(21,538)	$(32,956)
Basic and diluted net loss per share
As reported	$(0.23)	$(0.35)
Pro Forma	$(0.23)	$(0.35)

RECLASSIFICATIONS—Certain amounts from prior periods have been reclassified to conform to current period presentation.

NEW ACCOUNTING STANDARDS—The Company adopted SFAS No. 145 in the fourth quarter of 2002 and the $58.3 million gain on the extinguishment of debt reflected as extraordinary in the Company’s 2002 Form 10Q filings was reclassified in the Consolidated Statement of Operations for the year ended December 31, 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and also establishes fair value as the objective for initial measurement of the costs. The Company was required to adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our financial position, results of operations or cash flows.

In November 2002, the Emerging Issues Task Force (EITF) reached consensus on issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into during fiscal periods beginning after June 15, 2003, which for SAVVIS would be the quarter ending September 30, 2003. The Company does not expect the adoption of issue No. 00-21 to have a material impact on our financial position, results of operations or cash flows.

USE OF ESTIMATES—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates utilized in the Company’s financial statements include reserves for commercial disputes and billing errors by vendors, allowance for doubtful accounts and the valuation of long-lived assets.

NOTE 2—RELATED PARTY TRANSACTIONS

In March 2002, the Company issued $40.9 million of convertible preferred stock to Reuters Holdings Switzerland S.A. (together with affiliates, “Reuters”) in satisfaction of all outstanding principal and accrued interest on the Company’s 12% convertible senior notes.

On September 28, 2001 Reuters acquired a portion of the assets of Bridge. In connection with the asset acquisition, Reuters entered into a network services agreement with SAVVIS. As of March 31, 2003, the Company has $3.5 million of receivables due from Reuters related to the network service agreement.

Since we entered into the network services agreement in September 2001, Reuters has been SAVVIS’ largest customer. In connection with the network services agreement, SAVVIS also entered into a transitional services agreement with Reuters, pursuant to which Reuters has agreed to provide SAVVIS with technical, administrative and other services, pending SAVVIS establishing its own capabilities. During the three months ended March 31, 2002 the Company incurred $1.7 million of costs related to the transitional services agreements. SAVVVIS has since internalized these technical and administrative functions. Accordingly, no such expenses were incurred in 2003.

In connection with Bridge’s acquisition of the Company, Bridge funded the Company’s operations during 1999 and up through our IPO date. At December 31, 2001, the Company had amounts payable to Bridge of approximately $23 million consisting of a note payable and accrued interest on the note. In addition, at December 31, 2001, the Company had amounts receivable from Bridge of approximately $12.8 million, relating to network services provided by us to Bridge. In February 2002, the Company entered into a series of agreements that resolved substantially all of the outstanding balances, both due to and due from Bridge. The Company earned $0.7 million in revenues from transactions with Bridge during the three months ended March 31, 2002, primarily for services rendered under the Bridge Network Services Agreement. This amount represented approximately 1% of the Company’s revenues for the three months ended March 31, 2002.

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

Revenue from affiliates was as follows:

	Three Months Ended March 31,
	(Dollars in millions)
	2002	2003
Bridge	$0.7	$—

Reuters	27.5	20.9

Total	$28.2	$20.9

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

	December 31, 2002	March 31, 2003
Communications equipment	$146,401	$149,184
Data centers	60,406	60,414
Equipment under capital leases	95,791	95,804
Leaseholds, office equipment and other	12,904	14,522

Total	315,502	319,924
Less: accumulated depreciation and amortization	(186,240)	(201,848)

Total	$129,262	$118,076

NOTE 4—COMMITMENTS AND CONTINGENCIES

We have arrangements with various suppliers of communications services that require us to maintain minimum spending levels some of which increase over time. Our aggregate minimum spending level is approximately $ 50.0 million, $ 59.0 million, and $ 18.3 million in years 2003 to 2005, respectively. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of March 31, 2003, the maximum termination liability would amount to approximately $ 86.7 million.

On August 23, 2002, Highland Capital Management, L.P., on behalf of itself and various equity funds under its management, each a former debt holder of Bridge filed suit against the Company and entities and individuals affiliated with Welsh Carson, in the District Court of Dallas County, Texas. Plaintiffs were seeking an unspecified amount of damages in connection with certain payments made by Bridge to the Company prior to Bridge’s bankruptcy and certain other matters. The Company has reached a full and final settlement with plaintiffs where the Company, without admitting wrongdoing or liability of any kind, paid to plaintiffs an amount not material to our financial statements, in exchange for a dismissal of all claims with prejudice and a release of all existing or potential claims plaintiffs have or may have related to this matter against the Company.

Including the foregoing matters, the Company is subject to various other legal proceedings and other actions arising in the normal course of its business. While the results of such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on the Company’s financial position, results or operations or cash flows.

NOTE 5 —SUBSEQUENT EVENTS

On May 14, 2003, the Company entered into a binding term sheet with Reuters America to sell its data center located in Hazelwood, MO for gross proceeds of $35.0 million. The Company retained the right of use of approximately one-third of the data center for a period of ten years, including a rent-free period for approximately five years. Furthermore, Reuters granted SAVVIS certain rights to bid for new services not contemplated under the original Network Services Agreement, which, provided Reuters is not contractually bound to purchase such services from other providers, shall be awarded to SAVVIS upon satisfying certain performance and other criteria. In addition, SAVVIS has reduced certain minimum revenue commitments of Reuters under the existing Network Services Agreement principally occurring in 2006. As required in its existing outstanding debt agreement, SAVVIS will reduce its long-term debt obligations with GECC by approximately $12.9 million from the gross proceeds of the transaction.

The Company is in the process of revaluating its estimate for loss on impaired leaseholds and may record an additional restructuring charge in the second quarter of 2003.

NOTE 6—INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

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

The Company’s operations are organized into three geographic operating segments: Americas, Europe and Asia. The Company evaluates the performance of its segments and allocates resources to them based on revenue and operating (loss) income. Operating (loss) income by region does not reflect the allocation of centrally incurred network management and support, executive and other administrative costs. Financial information for the Company’s geographic segments for the three months ended March 31, 2002 and 2003 is presented below. For the three months ended March 31, 2002 and 2003 revenues earned in the United States represented approximately 88% and 58%, respectively, of total revenues.

	Americas	Europe	Asia	Eliminations	Total
Three months ended March 31, 2002
Revenue	$41,160	$9,250	$11,770	$—	$62,180
Operating loss (income)	(26,595)	1,961	5,674	—	(18,960)
Assets	261,438	5,826	4,250	(23,400)	248,114
Capital Additions	276	—	22	—	298

Three months ended March 31, 2003
Revenue	$32,242	$10,413	$12,546	$—	$55,201
Operating loss (income)	(33,057)	2,895	7,690	—	(22,472)
Assets	212,872	3,850	3,646	(45,876)	174,492
Capital Additions	4,704	28	123	—	4,855

MAJOR CUSTOMERS

The Company’s major customer revenues are identified below.

	Three Months Ended March 31,
	2002		2003
	Amount	% of Revenue	Amount	% of Revenue
	(in millions)
Reuters	$27.5	44%	$20.9	38%
Moneyline	19.5	31%	15.3	28%
Bridge	0.7	1%	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH (1) OUR ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, AND (2) OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS, NOTES THERETO AND MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002 INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K FOR SUCH PERIOD AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE RESULTS SHOWN HEREIN ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED IN ANY FUTURE PERIODS. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) BASED ON CURRENT EXPECTATIONS WHICH INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS. FOR A DISCUSSION OF THE MATERIAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, YOU SHOULD READ “RISK FACTORS” INCLUDED IN PART I, ITEM 1 OF OUR 2002 ANNUAL REPORT ON FORM 10-K.

General

SAVVIS is a global managed service provider, delivering mission-critical IP applications for a diverse mix of industries. SAVVIS can offer its customers cutting edge technology at an affordable price because its network and hosting infrastructure was built to support real-time IP applications worldwide.

SAVVIS’ services are briefly described below:

o	MANAGED IP VPNs combine the advantages of private networks (reliability, performance and security) with the popular features of the Internet (scalability and flexibility). Enterprises can connect their offices, partners, remote employees and telecommuters over a private network that is fully meshed and assures quality for each application site-to-site.

o	MANAGED HOSTING services from SAVVIS allow enterprises to outsource their mission-critical content in a highly secure, fault tolerant data center environment without sacrificing the control and oversight typically found with an in-house solution. Through its Intelligent HostingSM product set, SAVVIS can satisfy complex hosting needs with its a la carte service offering or provide pre-packaged solutions for web, enterprise and database applications.

o	INTERNET ACCESS services from SAVVIS bypasses the bottlenecks of the public Internet, based on our PrivateNAPSM architecture. Available in both managed and unmanaged offerings, this service is most popular when bundled with our IP VPN service.

SAVVIS began commercial operations in 1996, offering Internet access services to local and regional Internet service providers. Our customer base has grown from 15 customers at the end of 1996 to 2,042 at March 31, 2003.

Revenue

The Company’s revenue is derived primarily from the sale of managed IP, managed hosting and Internet access services. For the three months ended March 31, 2002 and 2003, revenue from related parties (Bridge and Reuters) represented approximately 45% and 38%, respectively, of our total revenue. We expect our revenues from related parties to decrease as a percentage of our total revenues as we expand our managed IP, Internet access and hosting customer base.

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

Direct Costs and Expenses

Data communications and operations. Data communications and operations expenses include the cost of:

o	leasing local access lines to connect customers to our points of presence (“POPS”);

o	leasing backbone circuits to interconnect our POPS;

o	rental costs, utilities, and other operating costs for hosting space

o	salaries and related benefits for engineering and operations personnel who maintain our network, monitor network performance, resolve service faults, and install new sites;

o	other related repairs and maintenance items; and

Data communications and operations expense decreased as we negotiated unit price reductions with our vendors. We expect that these costs will continue to decline as a percentage of revenues.

Sales, general and administrative. These expenses include the cost of:

o	sales and marketing salaries and related benefits;

o	product management, pricing and support;

o	sales commissions and referral payments;

o	advertising, direct marketing and trade shows;

o	occupancy costs;

o	executive, financial, legal, tax and administrative support personnel and related costs;

o	professional services, including legal, accounting, tax and consulting services; and

o	bad debt expense.

These expenses are expected to continue to increase as we continue to add more sales personnel, increase our marketing initiatives to support the expansion of our customer base, add to our support personnel, infrastructure and back office systems, as the business continues to grow.

Depreciation and amortization. Depreciation and amortization expense consists primarily of the depreciation and amortization of communications equipment, capital leases, and intangibles. We expect these expenses to decrease as a portion of our fixed assets fully depreciate in 2003. Generally, depreciation is calculated using the straight-line method over the useful life of the associated asset, which ranges from three to five years. Our data center assets are generally depreciated over 20 years.

Interest expense. Historical interest expense prior to March 2002 is related to indebtedness to banks, vendor financing agreements convertible notes, loans from Bridge and capitalized leases. The vendor financing agreements, the convertible notes and the loans from Bridge were settled in a series of transactions described in the Notes to the Consolidated Financial Statements in form 10K for the period ended December 31, 2002. In March 2002, the Company also refinanced the majority of its capital lease liability. Although we do not pay cash interest until 2005 on our capital lease liability with GECC, we expect our interest expense to increase as accrued interest will also bear interest until cash interest payments commence in 2005.

Income tax expense. We have incurred operating losses from inception through March 2003 and, therefore, have not recorded a provision for income taxes in our historical financial statements. We have recorded a valuation allowance for the full amount of our net deferred tax assets because the future realization of the tax benefit is uncertain.

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

THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

Summary

Summary. The Company’s revenues decreased 11% in the period ended March 31, 2003, as growth in our Managed IP and Managed Hosting products was offset by reductions in internet access and services provided to Reuters and Moneyline Telerate from the level of service provided in the prior year. Gross margin increased by approximately $1.4 million as the $7.0 million decrease in our revenues was offset by $8.4 million of reductions in data communications costs due to reductions in capacity, unit costs, refunds of sales taxes and reduction of accruals for such costs.

Net (loss) increased by $56.7 million due primarily to a $58.6 million gain on the extinguishment of debt in the first quarter of 2002, a $3.6 million increase in sales and marketing and a $3.0 million increase in general and administrative expenses offset by the improvement in gross margin, a $0.7 million reduction in depreciation and amortization, a $2.7 million reduction in interest expense, a $1.0 million reduction of asset impairment charges recorded and a $2.8 million reduction in the cumulative effect of the change in accounting principle recorded in the first quarter of 2002.

Revenues

	Three Months Ended March 31, ( in millions)
	2002	2003
Diversified Revenues
Managed IP	$7.4	$11.7
Managed Hosting	1.8	2.9
Internet Access	4.6	3.7
Other	0.7	0.7

Subtotal	14.5	19.0

Reuters and Moneyline Telerate(1)	47.7	36.2

Total Revenue	$62.2	$55.2

(1) The three months ended March 31, 2002, includes $0.7 million in revenues From Bridge Information Systems.

Revenue. Revenue was $55.2 million for the quarter ended March 31, 2003, a decrease of $7.0 million or 11%, from $62.2 million for the quarter ended March 31, 2002. Managed IP revenue derived from our diversified customer base grew $4.3 million, or 58%, to $11.7 million in the quarter ended March 31, 2003. Diversified Managed Hosting revenues increased $1.1 million, or 61%, to $2.9 million in 2003 from $1.8 million in 2002. The increase in Managed Hosting revenue is attributable to additional contracts awarded in the fourth quarter of 2002 related to the Intel customer transition. Internet access revenues decreased 20% to $3.7 million in the quarter ended March 31, 2003, compared to $4.6 million for the comparable period in 2002. The decrease in Internet access revenue was due to the economic downturn affecting the Internet sector which resulted in the loss of customers, pricing pressure in the Internet access business and the Company’s continued initiatives designed to encourage customers to purchase access services as part of their managed network service. Other revenues, consisting of installation and equipment sales, remained constant at $0.7 million for the three months ended March 31, 2002 and 2003. Reuters and Moneyline Telerate revenues were $36.2 million for the quarter ended March 31, 2003, a decrease of $11.5 million or 24% from $47.7 million for the quarter ended March 31, 2002. The decline resulted from the termination of service locations by Reuters and Moneyline in connection with their integration of the Bridge acquisition, workforce reductions implemented by some of their customers and reduced pricing for some services. The effect of these factors is expected to result in a decline in Reuters and Moneyline revenue in 2003 as compared to 2002.

Data Communications and Operations

Data Communications and Operations. (exclusive of non-cash compensation). Data communications and operations expenses were $36.7 million for the quarter ended March 31, 2003; a decrease of $8.4 million, or 19%, from $45.1 million for the quarter ended March 31, 2002. The decline in data communications costs is a result of significant unit price reductions for long-haul capacity, reductions in internet connectivity capacity and unit prices and reductions in connections with Reuters and Moneyline and unit price reductions from vendors. These costs were also reduced by $1.0 million as a result of reductions in estimated accruals for commercial disputes and billing errors which we believe are no longer required and $0.5 million of sales tax refunds related to such costs. Cost reductions in data communications costs were partially offset by additional employees needed in operations to assume services previously provided by Reuters and Moneyline, and transitional costs associated with taking over certain services from Reuters.

Sales, General and Administrative. (exclusive of non-cash compensation) Sales, general and administrative expenses were $22.5 million for the quarter ended March 31, 2003, an increase of $6.6 million, or 42%, from $15.9 million in the quarter ended March 31, 2002. This increase is attributed to personnel costs, rent and facilities expenses of $1.3 million, an increase in bad debt expense of $0.3 million in 2003 and an increase of $0.7 million in professional fees and other charges. The increases in rent expense are primarily from the new headquarters in St. Louis, MO occupied in mid-2002 and additional facilities leases in the U.S. We expect these costs to increase in 2003 to accelerate the growth of our diversified customer base.

Non-cash Equity-based Compensation. Non-cash equity-based compensation amounted to $2.7 million for the quarters ended March 31, 2003 and 2002. These expenses represent amortization charges to earnings for the difference between the estimated fair market value of our common stock and the exercise price for options granted to employees and non-employee members of our Board of Directors on various dates in 1999, 2000 and 2002.

Depreciation and Amortization. Depreciation and amortization expense was $15.7 million for the quarter ended March 31, 2003, a decrease of $0.7 million as compared to $16.4 million for the three months ended March 31, 2002. This decrease results primarily from assets, which have become fully depreciated.

Interest. Interest income amounted to $0.1 million for the three month periods ended March 31, 2003 and 2002. Interest expense for the quarter ended March 31, 2003 was $2.1 million, a decrease of $2.7 million from 2002. The decrease is a result of debt restructuring executed in the first quarter of 2002 that eliminated approximately $170 million of interest bearing liabilities from the balance sheet.

Gains on Extinguishment of Debt. Gain on extinguishment of debt and liabilities totaled $58.6 million in the quarter ended March 31, 2002. The gain resulted from the recapitalization of the Company in March 2002.

Asset Impairment & Change in Accounting Principle. In March 2002, the Company recorded a charge of $1.0 million relating to its investment in Yipes Communications Group, Inc., and a $2.8 million charge related to a change in accounting principle covering the treatment of goodwill.

Net (Loss) Income. The net loss for the quarter ended March 31, 2003 was ($24.5) million, a change of $56.7 million from net income for the same period in 2002 of $32.2 million.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, our cash balances were $21.5 million. Based upon our current plans, these cash balances are sufficient to fund our operating losses, working capital needs and capital expenditure requirements until the Company reaches operating cash flow positive, which is expected to occur in the fourth quarter of 2003.

Cash used in operating activities decreased to $7.1 million for the three months ended March 31, 2003 from $17.0 million in 2002. This improvement of $9.9 million is due to a reduction in the payments of accounts payable of $9.5 million in the first quarter of 2003. Payments that had been delayed in 2001 pending the issuance of the Preferred shares in March of 2002, were settled during the first quarter of 2002.

Net cash used in investing activities for the three months ended March 31, 2003 was approximately $3.0 million, an increase from the $0.7 million used in the three months ended March 31, 2002. This increase results from capital expenditures related to new customer contracts.

Net cash (used in)/provided by financing activities decreased to ($0.6) million from $37.5 million in the prior period as the Company completed its recapitalization efforts in March 2002. As more fully described below, the Company issued approximately $203.1 million of Preferred in exchange for a combination of cash, accounts payable and debt. The proceeds from the preferred were used to settle all outstanding obligations to Bridge, to make scheduled payments on capital lease obligations and to support the Company’s working capital requirements, including payments of past due balances with certain of our vendors.

Reuters and MoneyLine Telerate account for approximately 66% of our revenue. The loss of either of these customers, or a significant reduction in the amount of our services that either customer purchases, could materially reduce our revenues which, to the extent not offset by cost reductions or new customer additions, could materially reduce our cash flow.

In September 2002, the Company raised $22.6 million from the issuance of Preferred to Welsh Carson.

In June 2002, Preferred totaling $20.0 million was issued to Constellation Ventures in exchange for cash. The Company also issued five-year performance warrants to Constellation Ventures to acquire shares of common stock at $0.75 per share which it will earn the right to exercise if it meets certain performance criteria related to aiding the Company in winning new business. As of March 31, 2003, this performance criteria has not been met. In addition, the Company issued $2.4 million of Preferred in satisfaction of certain vendor obligations.

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

In August 2000, the Company entered into a 20-year agreement with Kiel Center Partners, L.P. (“KCP”) pursuant to which it acquired the naming rights to an arena in St. Louis, MO. Total consideration for these rights amounted to approximately $71.8 million, including 750,000 shares of its common stock issued by the Company to KCP, which had a fair value of $5.8 million at issuance and $66.0 million of cash payments to be made from 2006 through 2020. The related expense will be recognized over the term of the agreement. The parties entered into an amendment of the agreement, dated August 21, 2001, providing for the payment of $1.25 million on each December 31, from 2002 through 2005. These payments will be deducted from payments otherwise owed under the agreement in 2006 through 2009. As of March 31, 2003, the Company has approximately $3.3 million of deferred charges resulting from the issuance of common stock under this agreement.

We have arrangements with various suppliers of communications services that require us to maintain minimum spending levels some of which increase over time. Our aggregate minimum spending level is approximately $50.0 million, $59.0 million and $18.5 million in years 2003 to 2005, respectively. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. SAVVIS expects to meet its spending minimums in the current year of communications services agreements. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of March 31, 2003, the maximum termination liability would amount to approximately, $86.7 million.

	PAYMENTS DUE BY
	TOTAL	LESS THAN 1 YEAR	2-3 YEARS	4-5 YEARS	AFTER 5 YEARS
Capital lease obligations(1)	$102,045	$2,209	$8,805	$91,031	$—
Operating leases	148,301	11,923	20,501	19,050	96,827
Unconditional purchase obligations	128,080	67,210	60,870	—	—

Total contractual cash obligations	$378,426	$81,342	$90,176	$110,081	$96,827

(1)	Includes interest payments of $35.7 million over the life of the capital lease obligations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and also establishes fair value as the objective for initial measurement of the costs. The Company is required to adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our financial position, results of operations or cash flows.

In November 2002, the Emerging Issues Task Force (EITF) reached consensus on issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reach a consensus that this guidance should be effective for all revenue arrangements entered into fiscal periods beginning after June 15, 2003, which for Savvis would be the quarter ending September 30, 2003. The Company does not expect the adoption of EITF No. 00-21 to have a material impact on our financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure relates to changes in foreign currency exchange rates.

Changes in foreign exchange rates did not materially impact our results of operations. For the three months ended March 31, 2002 and 2003, 1% and 2%, respectively, of our service revenue was denominated in currencies other than the United States dollar and approximately 7% and 9%, respectively, of our total direct and operating costs, excluding depreciation and amortization, asset impairments and restructuring charges, were incurred in currencies other than the United States dollar. We expect these percentages to increase in the periods ahead as our non-U.S. business base grows. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-14 of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 23, 2002, Highland Capital Management, L.P., on behalf of itself and various equity funds under its management, each a former debt holder of Bridge filed suit against the Company and entities and individuals affiliated with Welsh Carson, in the District Court of Dallas County, Texas. Plaintiffs were seeking an unspecified amount of damages in connection with certain payments made by Bridge to the Company prior to Bridge’s bankruptcy and certain other matters. The Company has reached a full and final settlement with plaintiffs where the Company, without admitting wrongdoing or liability of any kind, paid to plaintiffs an amount not material to our financial statements, in exchange for a dismissal of all claims with prejudice and a release of all existing or potential claims plaintiffs have or may have related to this matter against the Company.

Including the foregoing matters, the Company is subject to various legal proceedings and actions arising in the normal course of its business. While the results of such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Between January 1, 2003 and March 31, 2003, we granted options to purchase 2,308,500 shares of our common stock at exercises prices from $0.40 to $0.44. All of these options were granted pursuant to our 1999 Stock Option Plan as amended. Of this total, no stock options were granted to the three independent members of our Board of Directors. These issuances were effected in transactions not subject to, or exempt from, the registration requirements of the Securities Act of 1933, and these transactions were effected without the use of an underwriter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Number	Exhibit Description

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS’ Registration Statement on Form S-1, as amended (File No. 333-90881)).

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS’ Registration Statement on Form S-1, as amended (File No. 333-90881)).

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS’ Quarterly Report on Form 10-Q, dated August 16, 2002).

3.4	Amended and Restated Bylaws of the Registrant.

4.1	Form of Common Stock Certificate (incorporated by reference to the same numbered exhibit to SAVVIS’ Registration Statement on Form S-1, as amended (File No. 333-90881)).

4.2

Certificate of Designations relating to the Registrant’s Series A Convertible Preferred Stock (incorporated by reference to the same numbered exhibit to SAVVIS’ Current Report on Form 8-K dated March 27, 2002).

4.3

Warrant Agreement, dated as of March 7, 2002, between the Registrant and General Electric Capital Corporation (incorporated by reference to the same numbered exhibit to SAVVIS’ Quarterly Report on Form 10-Q, dated May 15, 2002).

4.4

Warrant Agreement, dated as of March 15, 2002, between the Registrant and Nortel Networks Inc. (incorporated by reference to the same numbered exhibit to SAVVIS’ Quarterly Report on Form 10-Q, dated May 15, 2002).

4.5

Warrant, dated March 18, 2002, to purchase the Registrant’s common stock issued to General Electric Capital Corporation (incorporated by reference to the same numbered exhibit to SAVVIS’ Quarterly Report on Form 10-Q, dated May 15, 2002).

4.6

Warrant, dated March 18, 2002, to purchase the Registrant’s common stock issued to Nortel Networks Inc. (incorporated by reference to the same numbered exhibit to SAVVIS’ Quarterly Report on Form 10-Q, dated May 15, 2002).

4.7+

Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital II, L.P. (incorporated by reference to the same numbered exhibit to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).

4.8+

Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital Offshore II, L.P. (incorporated by reference to the same numbered exhibit to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).

4.9+

Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to The BSC Employee Fund IV, L.P. (incorporated by reference to the same numbered exhibit to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).

4.10+

Warrant, dated, June 28, 2002, to purchase the Registrant’s common stock issued to CVC II Partners, L.L.C. (incorporated by reference to the same numbered exhibit to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).

10.1	2003 Incentive Compensation Plan.

10.2

Amendment No. 3, dated February 27, 2003, to the Amended and Restated Master Lease Agreement, dated as of March 8, 2002, by and among SAVVIS Communications Corporation, a Missouri corporation, other signatories named therein and General Electric Capital Corporation.

10.3

Amendment No. 4, dated April 30, 2003, to the Amended and Restated Master Lease Agreement, dated as of March 8, 2002, by and among SAVVIS Communications Corporation, a Missouri corporation, other signatories named therein and General Electric Capital Corporation.

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

(b) Reports on Form 8-K. On January 22, 2003 and February 5, 2003, we filed Current Reports on Form 8-K with respect to Item 5, Other Events. On March 21, 2003, we filed a Current Report on Form 8-K with respect to Item 4, Changes in Registrant’s Certifying Accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVVIS Communications Corporation

Date	May 15, 2003	By: /s/ Robert A. McCormick
Robert A. McCormick Chief Executive Officer

Date	May 15, 2003	By: /s/ Jeffrey H. Von Deylen
Jeffrey H. Von Deylen EVP & Chief Financial Officer

CERTIFICATIONS

I, Robert A. McCormick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SAVVIS Communications Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By: /s/ Robert A. McCormick
Robert A. McCormick
Chairman and Chief Executive Officer

I, Jeff H. Von Deylen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SAVVIS Communications Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By: /s/ Jeffrey H. Von Deylen
Jeffrey H. Von Deylen
Executive Vice President and Chief Financial Officer