Form 10-Q
period 2003-06-30
SAVVIS COMMUNICATIONS CORP
filed 2003-08-12
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-29375

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

Common Stock, $.01 Par Value 94,483,532 Shares as of August 11, 2003

(indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date)

The Index of Exhibits appears on page 23.

SAVVIS COMMUNICATIONS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAVVIS COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,685	$32,159
Trade accounts receivable, less allowance for doubtful accounts of $591 and $1,023, respectively, in 2003 and 2002 (includes accounts receivable from affiliates of $668 and $10,917, respectively, in 2003 and 2002)	8,018	15,117
Prepaid expenses	1,750	1,691
Other current assets	2,670	2,119

TOTAL CURRENT ASSETS	32,123	51,086
Property and equipment, net	107,797	129,262
Restricted cash	7,493	6,384
Other non-current assets	8,811	9,742

TOTAL ASSETS	$156,224	$196,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,987	$28,528
Current portion of capital lease obligations	1,422	2,705
Other accrued liabilities	14,492	15,469

TOTAL CURRENT LIABILITIES	42,901	46,702
Capital lease obligations, net of current portion	66,058	62,444
Other accrued liabilities	18,911	10,411

TOTAL LIABILITIES	127,870	119,557
COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock in accreted value; 50,000,000 shares authorized 203,070 issued and outstanding in 2003 and 2002	229,834	217,006
Common stock; $.01 par value, 900,000,000 shares authorized, 94,059,956 shares issued in 2003 and 2002, 94,028,655 and 94,028,381 shares outstanding in 2003 and 2002, respectively	941	941
Additional paid-in capital	339,795	351,772
Accumulated deficit	(533,005)	(478,432)
Deferred compensation	(6,836)	(12,270)
Treasury stock, at cost, 31,301 and 31,575 shares in 2003 and 2002, respectively	(16)	(16)
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment	(2,359)	(2,084)

TOTAL STOCKHOLDERS’ EQUITY	28,354	76,917

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$156,224	$196,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2003	2002	2003	2002
TOTAL REVENUES(1)	$60,350	$61,212	$115,551	$123,392

Data communications and operations expenses(2)	40,330	43,512	77,062	88,607

GROSS MARGIN	20,020	17,700	38,489	34,785
Sales, general and administrative expenses(3)	22,028	17,155	44,565	33,076
Depreciation and amortization	15,400	14,971	31,147	31,420
Asset impairment and restructuring charges	7,903	—	7,903	1,000
Non-cash equity-based compensation	2,667	2,786	5,324	5,461

TOTAL OTHER OPERATING EXPENSES	47,998	34,912	88,939	70,957

LOSS FROM OPERATIONS	(27,978)	(17,212)	(50,450)	(36,172)
NON-OPERATING INCOME / (EXPENSES):
Net interest expense and other	(2,145)	(2,210)	(4,123)	(6,937)
Gain / (loss) on extinguishment of debt	—	(340)	—	58,285

TOTAL NON-OPERATING INCOME / (EXPENSES)	(2,145)	(2,550)	(4,123)	51,348

INCOME / (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(30,123)	(19,762)	(54,573)	15,176

Cumulative effect of change in accounting principle (Note 1)	—	—	—	(2,772)

NET INCOME / (LOSS)	(30,123)	(19,762)	(54,573)	12,404
Accreted and deemed dividend on preferred stock	(8,210)	(6,108)	(16,190)	(59,741)

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(38,333)	$(25,870)	$(70,763)	$(47,337)

BASIC AND DILUTED LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE(4)	$(0.41)	$(0.28)	$(0.75)	$(0.48)
Cumulative effect of change in accounting principle	—	—	—	(0.03)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.41)	$(0.28)	$(0.75)	$(0.51)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING(4)	93,840,625	93,537,278	93,803,553	93,462,329

(1)	Includes $20.9 million and $41.8 million from affiliates for the three and six months ended June 30, 2003, respectively, and $30.1 million and $58.3 million from affiliates for the three and six months ended June 30, 2002, respectively.
(2)	Excludes $0.5 million and $1.0 million of non-cash equity-based compensation for the three and six months ended June 30, 2003, respectively, and $0.4 million and $0.8 million of non-cash equity based compensation for the three and six months ended June 30, 2002, respectively, and exclusive of depreciation shown separately below.
(3)	Excludes $2.2 million and $4.3 million of non-cash equity-based compensation for the three and six months ended June 30, 2003, respectively, and $2.4 million and $4.7 million of non-cash equity based compensation for the three and six months ended June 30, 2002, respectively.
(4)	As the effects of including the incremental shares associated with options are antidilutive, they are not included in the weighted average common shares outstanding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
OPERATING ACTIVITIES:
Net income / (loss)	$(54,573)	$12,404
Reconciliation of net income / (loss) to net cash used in operating activities:
Gain on extinguishment of debt	—	(58,285)
Asset impairment and restructuring charges	7,903	1,000
Cumulative effect of change in accounting principle	—	2,772
Accrued interest	3,629	5,095
Depreciation and amortization	31,147	31,420
Non-cash equity-based compensation	5,324	5,461
Net changes in operating assets and liabilities:
Trade accounts receivable	7,099	163
Prepaid expenses and other	(610)	1,539
Other non-current assets	911	1,547
Accounts payable	(2,710)	(23,755)
Other accrued liabilities	(861)	(5,928)

Net cash used in operating activities	(2,741)	(26,567)

INVESTING ACTIVITIES:
Capital expenditures	(8,813)	(2,162)

Net cash used in investing activities	(8,813)	(2,162)

FINANCING ACTIVITIES:
Exercise of stock options	—	52
Issuance of preferred stock, net of issuance costs	—	76,971
Principal payments under capital lease obligations	(1,297)	(7,596)
Repayment of borrowings	—	(12,757)
Funding of letters of credit (restricted cash)	—	(2,522)
Reductions in restricted cash	641	—

Net cash provided by / (used in) financing activities	(656)	54,148

Effect of exchange rate changes on cash and cash equivalents	(264)	(964)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,474)	24,455
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,159	14,405

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,685	$38,860

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$223	$2,330

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of warrants	$—	$10,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

	NUMBER OF SHARES			CONVER- TIBLE PREFERRED STOCK	COMMON STOCK	ADDI- TIONAL PAID-IN CAPITAL	ACCUMU- LATED DEFICIT	DEFERRED COMPEN- SATION	TREASURY STOCK	CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT	TOTAL
	CONVERTIBLE PREFERRED STOCK	COMMON STOCK	TREASURY STOCK
Balance at December 31, 2002	203,070	94,059,956	31,575	$217,006	$941	$351,772	$(478,432)	$(12,270)	$(16)	$(2,084)	$76,917
Net loss							(54,573)				(54,573)
Foreign currency translation adjustments										(275)	(275)

Comprehensive loss											(54,848)
Deemed dividends on preferred stock allocated to beneficial conversion feature				(3,362)		3,362					—
Deemed dividends on preferred stock				16,190		(16,190)					—
Recognition of deferred compensation costs						(110)		5,434			5,324
Issuance of common and / or treasury stock upon exercise of stock options			(274)								—
Issuance of immediately vested stock options with exercise price below market value on date of grant						961					961

Balance at June 30, 2003	203,070	94,059,956	31,301	$229,834	$941	$339,795	$(533,005)	$(6,836)	$(16)	$(2,359)	$28,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular dollars in thousands, except per share amounts)

(unaudited)

NOTE 1—BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission on a basis substantially consistent with the audited consolidated financial statements of SAVVIS Communications Corporation and its subsidiaries (collectively, “SAVVIS” or the “Company”) as of and for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K (the “Annual Report”) as filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company included in the Annual Report. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments), which management considers necessary to present fairly the condensed consolidated financial position of the Company at June 30, 2003, the results of its operations for the three month and six month periods ended June 30, 2003 and 2002 and cash flows for the six month periods ended June 30, 2003 and 2002. The results of operations for the three month and six month periods ended June 30, 2003 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2003.

GOODWILL AND INTANGIBLE ASSETS—On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, in the first quarter of 2002, the Company assessed the Goodwill on the financial statements and determined that the Goodwill was impaired. As a result, the Company recorded a $2.8 million charge in 2002 which is reflected in the condensed consolidated statements of operations as a cumulative effect of change in accounting principle. The Company currently does not have any goodwill recorded.

REVENUE RECOGNITION—Revenues consist primarily of Managed IP networks, Managed Hosting and Internet access service fees, which are fixed monthly amounts, and are recognized in the financial statements when earned over the life of the contract. For all periods, any services billed and payments received in advance of providing services are deferred until the period such services are provided. Installation fee revenue and installation costs are deferred in accordance with SAB 101. Such deferred revenue and costs are recognized on a straight-line basis over periods of up to 18 months, the estimated average life of a contract.

EMPLOYEE STOCK OPTIONS—As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company accounts for employee stock options in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”. Under APB No. 25, compensation expense is recognized to the extent the value of the Company’s stock exceeds the exercise price of options or restricted stock at the measurement date. Compensation expense was recognized related to option grants accounted for in accordance with APB No. 25 in the amounts of $2.7 million and $5.3 million during the three and six months ended June 30, 2003, respectively, and in the amounts of $2.8 million and $5.5 million during the three and six months ended June 30, 2002, respectively.

Under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, the Company is required to provide expanded disclosures concerning stock-based compensation including disclosure of pro forma net earnings and earnings per share had compensation expense relating to grants been measured under the fair value recognition provisions of SFAS No. 123. Pro forma information regarding net income has been determined as if the Company had accounted for its stock options granted to employees and non-employee members of its Board of Directors under the fair value method of the statement. The fair value of options was estimated at the date of grant. The calculation of the fair value of the options granted in 2003 and 2002 assumes a weighted average risk-free interest rate of 4.9 percent and 5.1 percent, respectively, an assumed dividend yield of zero, and an expected life of the options of four years. The weighted average fair value of options granted was $0.35 per share and $0.40 per share, respectively for 2003 and 2002. For purposes of 2003 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

Had compensation cost for the Company’s stock options been determined consistent with the provisions of SFAS No. 123 based on the fair value at the grant date, the Company’s pro forma net loss would have been as follows:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2003	2002	2003	2002
Net loss attributable to common stockholders
As reported	$(38,333)	$(25,870)	$(70,763)	$(47,337)
Adjustment to net loss for:
Stock based compensation expense as reported, net of tax	2,667	2,786	5,324	5,461
Pro forma stock based compensation, net of tax	(4,406)	(3,264)	(7,589)	(6,000)

Pro forma net loss	$(40,072)	$(26,348)	$(73,028)	$(47,876)
Basic and diluted net loss per common share
As reported	$(0.41)	$(0.28)	$(0.75)	$(0.51)
Pro forma	$(0.43)	$(0.28)	$(0.78)	$(0.51)

RECLASSIFICATIONS—Certain amounts from prior periods have been reclassified to conform to current period presentation.

NEW ACCOUNTING STANDARDS—In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into for fiscal periods beginning after June 15, 2003, which for SAVVIS would be the quarter ending September 30, 2003. The Company does not expect the adoption of EITF No. 00-21 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN No. 46 was effective upon issuance for certain disclosure requirements and for variable interest entities created after January 1, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 for all other variable interest entities. Adoption of the standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial reporting for certain derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. Adoption of the standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The provisions of this statement are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 2—RELATED PARTY TRANSACTIONS

Subsequent to the balance sheet date of June 30, 2003, the Company closed an agreement with Reuters Limited (together with all affiliates, “Reuters”) on July 28, 2003, whereby the Company sold its data center located in Hazelwood, Missouri and leased-back approximately one-third of the data center for five years with a five year renewal option. The lease terms include a rent-free period of approximately five years. Additionally, in connection therewith, SAVVIS has reduced certain minimum revenue commitments of Reuters under the existing network services agreement. Furthermore, Reuters granted SAVVIS certain rights to bid for new services not contemplated under the original network services agreement, which, provided previous and current service levels are maintained and no repeated material service level breach arises and Reuters is not contractually bound to purchase such services from other providers, the bid shall be awarded to SAVVIS. Of the $35.0 million in gross proceeds, SAVVIS used $12.9 million to reduce its outstanding debt with General Electric Capital Corporation (“GECC”) and $3.1 million for transaction related deposits and expenses. The remaining $19.0 million in net proceeds was added to existing cash balances.

In March 2002, the Company issued $40.9 million of convertible preferred stock to Reuters in satisfaction of all outstanding principal and accrued interest on the Company’s 12% convertible senior notes.

The Company entered into a network services agreement with Reuters in September 2001, making Reuters SAVVIS’ largest customer. As of June 30, 2003, the Company has $0.7 million of receivables due from Reuters related to the network service agreement. In connection with the network services agreement, SAVVIS also entered into a transitional services agreement with Reuters, pursuant to which Reuters agreed to provide SAVVIS with technical, administrative and other services, pending SAVVIS establishing its own capabilities. For the three months and six months ended June 30, 2002 the Company incurred costs related to the transitional services agreements in the amounts of $2.0 million and $3.7 million, respectively. SAVVIS has since internalized these technical and administrative functions. Accordingly, no such expenses were incurred in 2003.

In February 2002, the Company entered into an agreement that resolved substantially all of the network services receivables from and note and accrued interest payable to Bridge. Under the agreement, the Company agreed to pay Bridge $11.9 million in satisfaction of $27.5 million representing all amounts due to Bridge. The Company also agreed not to pursue the collection of $18.7 million of pre-petition receivables owed to it by Bridge and to assign to Bridge any claims it had against other Bridge entities with the exception of Bridge Canada where the Company retained its right to receive a pro rata distribution of assets from the liquidation of Bridge Canada, which were collected during the six months ended June 30, 2003. All amounts due under the settlement agreement were paid in March 2002. The Company earned $1.8 million and $2.5 million in revenues from transactions with Bridge during the three months and six months ended June 30, 2002, respectively, primarily for services rendered under the Bridge Network Services Agreement. This amount represented approximately 3% and 2% of the Company’s revenues for the three months and six months ended June 30, 2002, respectively. There was no revenue from Bridge in 2003.

Revenue from affiliates was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(dollars in millions)
	2003	2002	2003	2002
Bridge	$—	$1.8	$—	$2.5
Reuters	20.9	28.3	41.8	55.8

Total	$20.9	$30.1	$41.8	$58.3

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease. Data center assets are generally depreciated over twenty years.

	June 30, 2003	December 31, 2002
Communications equipment	$154,430	$146,401
Data centers	60,449	60,406
Equipment under capital leases	95,791	95,791
Leaseholds, office equipment and other	15,397	12,904

Total	326,067	315,502
Less: accumulated depreciation and amortization	(218,270)	(186,240)

Total	$107,797	$129,262

NOTE 4—COMMITMENTS AND CONTINGENCIES

The Company has arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time. The Company’s remaining aggregate minimum spending level allocated ratably over the contract terms are approximately $36.3 million, $58.7 million, and $12.8 million in years 2003 to 2005, respectively. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of June 30, 2003, the maximum termination liability would amount to approximately $69.3 million.

In August 2000, the Company entered into a 20-year agreement with Kiel Center Partners, L.P. (“KCP”) pursuant to which it acquired the naming rights to an arena in St. Louis, Missouri. Total consideration for these rights amounted to approximately $71.8 million, including 750,000 shares of its common stock issued by the Company to KCP, which had a fair value of $5.8 million at issuance and $66.0 million of cash payments to be made from 2002 through 2020. The related expense will be recognized over the term of the agreement. As of June 30, 2003 the Company has recorded approximately $3.0 million of deferred charges resulting from the issuance of common stock under this agreement.

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

NOTE 5 —SUBSEQUENT EVENTS

The Company announced on July 30, 2003, its agreement to purchase the assets of WAM!NET Inc.’s commercial business. WAM!NET is a global provider of digital content management and distribution services. SAVVIS closed the United States portion of the transaction on August 1, 2003, and expects to close the remaining international portion of the transaction during the third quarter of 2003. At that time, SAVVIS paid $3.0 million of the purchase price into escrow, to secure certain seller’s representations. Additional consideration will be payable starting in the second quarter of 2004 based on revenue performance from the acquired assets. WAM!NET’s 2002 revenues were approximately $30.0 million. WAM!NET’s expected purchase price is approximately $16.0 million if annualized revenues remain at their current level in April 2004. The acquisition is not expected to have a material impact on the Company’s financial condition or results of operation during the remainder of 2003.

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

The Company’s operations are organized into three geographic operating segments: Americas, Europe and Asia. The Company evaluates the performance of its segments and allocates resources to them based on revenue and operating income/(loss). Prior to June 30, 2003 the Company did not allocate centrally incurred network management and support, executive and other administrative costs to the geographic segments as is currently reflected. Accordingly, the prior period amounts have been restated to conform to the current period presentation. Financial information for the Company’s geographic segments for the three and six months ended June 30, 2003 and 2002 is presented below. For the three and six months ended June 30, 2003 and 2002 revenues earned in the United States represented approximately 58% and 65%, respectively, of total revenues.

	Americas	Europe	Asia	Eliminations	Total
Three months ended June 30, 2003
Revenue	$35,326	$11,364	$13,660	$—	$60,350
Operating loss	(18,391)	(6,132)	(3,455)	—	(27,978)
Assets	188,030	5,811	3,871	(41,488)	156,224

Three months ended June 30, 2002
Revenue	$39,874	$9,839	$11,499	$—	$61,212
Operating loss	(5,900)	(6,195)	(5,117)	—	(17,212)
Assets	260,589	5,815	4,398	(31,508)	239,294

	Americas	Europe	Asia	Eliminations	Total
Six months ended June 30, 2003
Revenue	$67,568	$21,777	$26,206	$—	$115,551
Operating loss	(35,638)	(11,309)	(3,503)	—	(50,450)
Assets	188,030	5,811	3,871	(41,488)	156,224

Six months ended June 30, 2002
Revenue	$81,034	$19,089	$23,269	$—	$123,392
Operating loss	(15,978)	(11,515)	(8,679)	—	(36,172)
Assets	260,589	5,815	4,398	(31,508)	239,294

MAJOR CUSTOMERS

The Company’s major customer revenues are identified below.

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2002		2003		2002
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Reuters	$20.9	35%	$28.3	46%	$41.8	36%	$55.8	45%
Moneyline Telerate	14.6	24%	16.5	27%	29.9	26%	36.0	29%

NOTE 7—ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

In June 2003 the Company revised our estimated liability, related to a previously vacated facility lease, to encompass the remaining minimum lease payments throughout the full term of the lease which expires in March 2011, resulting in a current charge of $7.9 million or $(0.08) per basic and diluted common share for the three and six months ended June 30, 2003.

On March 22, 2002, Yipes Communications, Inc.’s (“Yipes”) filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code. As a result of these proceedings, the Company recorded a $1.0 million impairment charge related to our investment in Yipes.

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

The following briefly describes SAVVIS’ service offerings.

•	MANAGED IP VPNs combine the advantages of private networks (reliability, performance and security) with the popular features of the Internet (scalability and flexibility). Enterprises can connect their offices, partners, remote employees and telecommuters over a private network that is fully meshed and assures quality for each application site-to-site.

•	MANAGED HOSTING services from SAVVIS allow enterprises to outsource their mission-critical content in highly secure, fault tolerant data center environments without sacrificing the control and oversight typically found with an in-house solution. Through its Intelligent HostingSM product set, SAVVIS can satisfy complex hosting needs with its a la carte service offering or provide pre-packaged solutions for web, enterprise and database applications.

•	INTERNET ACCESS services from SAVVIS bypass the bottlenecks of the public Internet, based on our PrivateNAPSM architecture. Available in both managed and unmanaged offerings, this service is most popular when bundled with our IP VPN service.

SAVVIS began commercial operations in 1996, offering Internet access services to local and regional Internet service providers. Our customer base has grown from 15 customers at the end of 1996 to approximately 2,300 at June 30, 2003. From June 30, 2002, our customer count has grown by approximately 700 customers with Reuters Limited (together with all affiliates, “Reuters”) and Moneyline Telerate (“Moneyline”) each representing a single customer.

Revenue

Our revenue is derived primarily from the sale of managed IP, managed hosting and Internet access services. Revenue from related parties (Reuters) was approximately 35% and 36% for the three and six months ended June 30, 2003 and 46% and 45% for the three and six months ended June 30, 2002, of our total revenue. We expect our revenues from related parties to decrease as a percentage of our total revenues as we expand our managed IP, Internet access and hosting customer base.

We charge an initial installation fee that typically equals one month’s revenue and a fixed monthly fee that varies depending on the services provided, the bandwidth used and the quality of service level chosen. Our customer agreements are typically for 12 to 36 months in length. Installation fees are recognized in income over the average life of the customer contracts.

Prices for telecommunication services, including the services we offer, have decreased significantly over the past several years and we expect this trend to continue for the foreseeable future.

Direct Costs and Expenses

Data communications and operations. Data communications and operations expenses include the cost of:

•	leasing local access lines to connect customers to our points of presence (“POPS”);

•	leasing backbone circuits to interconnect our POPS;

•	rental costs, utilities, and other operating costs for hosting space;

•	salaries and related benefits for engineering and operations personnel who maintain our network, monitor network performance, resolve service faults, and install new sites; and

•	other related repairs and maintenance items.

Data communications and operations expense decreased from the three and six months ended June 30, 2002 as we negotiated unit price reductions with our vendors. We expect that these costs will continue to decline as a percentage of revenues.

Sales, general and administrative. These expenses include the cost of:

•	sales and marketing salaries and related benefits;

•	product management, pricing and support;

•	sales commissions and referral payments;

•	advertising, direct marketing and trade shows;

•	occupancy costs;

•	executive, financial, legal, tax and administrative support personnel and related costs;

•	professional services, including legal, accounting, tax and consulting services; and

•	bad debt expense.

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

Interest expense. Historical interest expense prior to March 2002 is related to indebtedness to banks, vendor financing agreements convertible notes, loans from Bridge and capitalized leases. The vendor financing agreements, the convertible notes and the loans from Bridge were settled in a series of transactions described in the Notes to the Consolidated Financial Statements in Form 10-K for the period ended December 31, 2002. In March 2002, the Company also refinanced the majority of its capital lease liability. Although we do not pay cash interest until 2005 on our capital lease liability with General Electric Capital Corporation (“GECC”), we expect our interest expense to increase as accrued interest will be compounded until cash interest payments commence in 2005.

Income tax expense. We have incurred operating losses from inception through June 2003 and, therefore, have not recorded a provision for income taxes in our historical financial statements. We have recorded a valuation allowance for the full amount of our net deferred tax assets because the future realization of the tax benefit is uncertain.

Non-cash Equity-based Compensation. Non-cash equity-based compensation represents charges to earnings for the difference between the estimated fair market value of our common stock and the exercise price for options granted to employees and non-employee members of our Board of Directors.

An ownership change as defined in Section 382 of the Internal Revenue Code, restricts our ability to use future United States taxable income against the company’s United States net operating loss carry forward. Section 382 may also limit the utilization of other United States carryover tax attributes upon the occurrence of an ownership change. Such an ownership change occurred during 1999 as a result of the acquisition of our company by Bridge and in 2002 as a result of the issuance of $203.1 million of preferred stock.

Management believes that this limitation restricts our ability to offset any future United States taxable income against its net operating losses carry-forward over the United States Statutory carry-forward periods ranging from 15 to 20 years, to approximately $5.0 million a year before the net effect of future recognized “built-in” gains or losses existing as of the date of the ownership change. As we continue to increase our employee base to support our expanded operations and invest in our marketing and sales operations, we expect to incur net losses at least through 2004.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-Q does not reflect our future results of operations, financial position and cash flows.

THREE MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

Summary. Our revenues decreased 1% in the quarter ended June 30, 2003, as growth in our diversified Managed IP and Managed Hosting products was offset by reductions in internet access revenue and services provided to Reuters and Moneyline from the levels provided in the same period a year ago. Gross margin increased by approximately $2.3 million resulting from a $3.2 million reduction in data communications costs due to reductions in capacity and unit costs. Net loss increased by $10.3 million due to a $7.9 million restructuring charge recorded during the quarter for a revised estimate of the remaining liability for a previously vacated facility lease and a $4.8 million increase in sales, general and administrative expenses as the result of continued investments in sales and marketing to support growth in our diversified customer base and facilities cost related to our new headquarters facility.

Revenues

	Three Months Ended June 30, (in millions)
	2003	2002	Dollar Change	Percent Change
Diversified Revenue:
Managed IP	$13.5	$7.9	$5.6	71%
Managed Hosting	6.8	1.7	5.1	300%
Internet Access	3.8	4.3	(0.5)	(12)%
Other	0.8	0.7	0.1	14%

Total Diversified Revenue	24.9	14.6	10.3	71%

Reuters and Moneyline(1)	35.5	46.6	(11.1)	(24)%

Total Revenue	$60.4	$61.2	$(0.8)	(1)%

(1)	The three months ended June 30, 2002, includes $1.8 million of realized deferred installation revenues from Bridge Information Systems.

Revenue. Revenue was $60.4 million for the three months ended June 30, 2003, a decrease of $0.8 million or 1%, from $61.2 million for the three months ended June 30, 2002. Managed IP revenues from our diversified customer base increased 71% to $13.5 million compared to $7.9 million for the same period a year ago. Diversified Managed Hosting revenue increased $5.1 million, or 300%, to $6.8 million in 2003 from $1.7 million in 2002. The increase in Managed Hosting revenue is attributable to the completion of the Intel customer transition which contributed $4.6 million in the quarter ended June 30, 2003. Internet access revenues decreased 12% to $3.8 million in the quarter ended June 30, 2003, compared to $4.3 million for the comparable period in 2002. The decrease in Internet access revenue was due to the economic downturn affecting the Internet sector which resulted in the loss of customers, pricing pressure in the Internet access business and the Company’s continued initiatives designed to encourage customers to purchase access services as part of their managed network service. Other revenues, consisting of installation and equipment sales, were relatively unchanged resulting in an increase of $0.1 million from $0.7 million in 2002 to $0.8 million in 2003.

Reuters and Moneyline revenues were $35.5 million for the quarter ended June 30, 2003, a decrease of $11.1 million or 24% from $46.6 million for the same quarter a year ago. The decline resulted from the termination of service locations by Reuters and Moneyline resulting from workforce reductions implemented by some of their customers and reduced pricing for certain services. Additionally, 2002 included an acceleration of $1.3 million for installation fees, previously deferred under SAB 101, associated with the then terminated Bridge contract.

The effect of these factors is expected to result in a decline in Reuters and Moneyline revenue throughout the remainder 2003 as compared to 2002.

Data Communications and Operations (exclusive of non-cash compensation, depreciation and amortization). Data communications and operations expenses were $40.3 million for the quarter ended June 30, 2003; a decrease of $3.2 million, or 7%, from $43.5 million for the quarter ended June 30, 2002. The decline in data communications costs is a result of significant price reductions for long-haul and internet connectivity capacity and a reduction in connections with Reuters and Moneyline offset by increases in connections for new diversified customers. Cost reductions in data communications were partially offset by newly incurred facilities and personnel costs associated with the Intel customer transition. In addition, cost reductions were also partially offset by increases in Network Operations and Engineering personnel required to support the expanding diversified Managed IP and Managed Hosting customers.

Sales, General and Administrative (exclusive of non-cash compensation). Sales, general and administrative expenses were $22.0 million for the quarter ended June 30, 2003, an increase of $4.8 million, or 28%, from $17.2 million in the quarter ended June 30, 2002. This increase is attributed to personnel costs including commission increases of $1.1 million related to growth in our diversified revenue base, rent and facilities expenses increase of $1.3 million, and an increase of $0.2 million in professional fees and other charges primarily related to the Intel customer transition. The increase in rent and facilities expenses are primarily related to our new headquarters facility in St. Louis, Missouri occupied in mid-2002 and additional facilities leases in the United States. We expect these costs to increase in 2003 as compared to 2002 to accelerate the growth of our diversified customer base.

Non-cash Equity-based Compensation. Non-cash equity-based compensation decreased $0.1 million to $2.7 million for the quarter ended June 30, 2003 from $2.8 million for the same period a year ago. These expenses represent charges to earnings for the difference between the estimated fair market value of our common stock and the exercise price for options granted to employees and non-employee members of our Board of Directors on various dates in 1999, 2000 and 2002.

Depreciation and Amortization. Depreciation and amortization expense was $15.4 million for the quarter ended June 30, 2003, an increase of $0.4 million as compared to $15.0 million for the three months ended June 30, 2002. This increase results primarily from assets, which were acquired to support new Managed Hosting customers related to the Intel customer transition. Depreciation and amortization expense is expected to decline during the fourth quarter as certain assets become fully depreciated.

Interest. Interest income amounted to $0.1 million for the three month period ended June 30, 2003 and 2002. Interest expense for the quarter ended June 30, 2003 was $2.2 million, a decrease of $0.1 million from 2002 related to the maturing of certain capital leases.

Gains on Extinguishment of Debt. Gain on extinguishment of debt and liabilities totaled $0.3 million in the quarter ended June 30, 2002. The gain resulted from the recapitalization of the Company in 2002.

Asset Impairment and Restructuring charge. The $7.9 million charge recorded in the quarter ended June 30, 2003 resulted from a revision of our estimated liability related to a previously vacated facility lease to encompass the remaining minimum lease payments throughout the full term of the lease which expires in March 2011.

Net Loss. The net loss for the quarter ended June 30, 2003 was $30.1 million, a change of $10.3 million from the net loss of $19.8 million during same period in 2002. The increase in net loss was primarily due to the $7.9 million charge related to a leased facility that we do not plan to use and the $4.8 million increase in sales, general and administrative expenses resulting primarily from our continued investment in sales and marketing to support growth in our diversified customer base.

SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

Summary

Our revenues decreased 6% in the first half of the year as reductions in Internet access revenue and services provided to Reuters and Moneyline was only partially offset by growth in our diversified Managed IP and Managed Hosting products. Gross margin increased $3.7 million to $38.5 or 33% of revenue. Net loss grew by $67.0 million, to $54.6 million partially driven by a $6.9 million increase in asset impairment and restructuring charges in 2003 coupled with a decrease in gain on extinguishment of debt of $58.3 million resulting from the recapitalization in March 2002.

Revenues

	Six Months Ended June 30, (in millions)
	2003	2002	Dollar Change	Percent Change
Diversified Revenue:
Managed IP	$25.2	$15.2	$10.0	66%
Managed Hosting	9.7	3.5	6.2	177%
Internet Access	7.5	8.9	(1.4)	(16)%
Other	1.5	1.5	—	—

Total Diversified Revenue	43.9	29.1	14.8	51%

Reuters and Moneyline(1)	71.7	94.3	(22.6)	(24)%

Total Revenue	$115.6	$123.4	$(7.8)	(6)%

(1)	The six months ended June 30, 2002, includes $2.5 million of realized deferred installation revenues from Bridge Information Systems.

Revenue. Revenue was $115.6 million for the six months ended June 30, 2003, a decrease of $7.8 million or 6%, from $123.4 million for the six months ended June 30, 2002. Diversified Managed IP revenues increased $10.0 million or 66% to $25.2 million compared to $15.2 million for the same period a year ago. Diversified Managed Hosting revenue increased $6.2 million, or 177%, to $9.7 million in 2003 from $3.5 million in 2002. The increase in Managed Hosting revenue is attributable to the completion of the Intel customer transition which contributed $5.6 million in the six months ended June 30, 2003. Internet access revenues decreased 16% to $7.5 million during the six months ended June 30, 2003, compared to $8.9 million for the comparable period in 2002. The decrease in Internet access revenue was due to the economic downturn affecting the Internet sector which resulted in the loss of customers, pricing pressure in the Internet access business and our continued initiatives designed to encourage customers to purchase access services as part of their managed network service. Other revenues, consisting of installation and equipment sales, remained constant at $1.5 million for the six months ended June 30, 2003 and 2002.

Reuters and Moneyline revenues were $71.7 million for the six months ended June 30, 2003, a decrease of $22.6 million or 24% from $94.3 million for the same period a year ago. The decline resulted from the termination of service locations by Reuters and Moneyline resulting from workforce reductions implemented by some of their customers and reduced pricing for certain services. Additionally, 2002 included $2.5 million of realized deferred installation fees under the terminated Bridge contract. The effect of these factors is expected to result in a decline in Reuters and Moneyline revenue throughout the remainder 2003 as compared to 2002.

Data Communications and Operations (exclusive of non-cash compensation, depreciation and amortization). Data communications and operations expenses were $77.1 million for the six months ended June 30, 2003; a decrease of $11.5 million, from $88.6 million for the six months ended June 30, 2002. This 13% decline is a result of significant unit price reductions for long-haul capacity and internet connectivity, reductions in connections with Reuters and Moneyline and unit price reductions from vendors. Cost reductions in data communications costs were partially offset by additional employees needed in operations to assume services previously provided by Reuters, Moneyline, and Intel and additional leased hosting space costs assumed from Intel. Data communications costs are expected to decline further in the third quarter as a percent of revenues.

Sales, General and Administrative (exclusive of non-cash compensation). Sales, general and administrative expenses were $44.6 million for the six months ended June 30, 2003, an increase of $11.5 million, or 35%, from $33.1 million for the six months ended June 30, 2002. This increase is attributed to personnel costs including commission increases of $1.9 million related to growth in our diversified revenue base, rent and facilities expenses increase of $2.6 million, and an increase of $0.9 million in professional fees and other charges primarily related to the Intel customer transition. The increase in rent and facilities expenses are primarily related to our new headquarters facility in St. Louis, Missouri occupied in mid-2002 and additional facilities leases in the United States. We expect these costs to increase in 2003 as compared to 2002 to accelerate the growth of our diversified customer base.

Non-cash Equity-based Compensation. Non-cash equity-based compensation expense was $5.3 million for the six months ended June 30, 2003, a decrease of $0.2 million from the six months ended June 30, 2002. These expenses represent the charge to earnings for the difference between the imputed fair market value of our common stock and the exercise price for options granted to employees and non-employee members of our Board of Directors on various dates in 1999, 2000, and 2002.

Depreciation and Amortization. Depreciation and amortization expense was $31.1 million for the six months ended June 30, 2003, a decrease of $0.3 million from the six months ended June 30, 2002. This decrease is primarily due to certain network assets being fully depreciated during the six months ended June 30, 2003 partially offset by increases in assets acquired to support new Managed Hosting customers related to the Intel customer transition.

Asset Impairment and Restructuring Charges. Asset Impairment and Restructuring Charges totaled $7.9 million for the six months ended June 30, 2003, a $6.9 million net increase from the $1.0 million recorded during the same period a year ago. In June 2003 we revised our estimated liability, related to a previously vacated facility lease, to encompass the remaining minimum lease payments throughout the full term of the lease which expires in March 2011, resulting in a charge of $7.9 million. During the six months ended June 30, 2002, concurrent with Yipes Communications, Inc.’s (“Yipes”) voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code, we recorded a $1.0 million impairment charge related to our investment in Yipes.

Interest. Interest income amounted to $0.2 million in both of the six month periods ended June 30, 2003 and 2002. Interest expense for the six months ended June 30, 2003 amounted to $4.4 million, a decrease of $2.8 million from the comparable period in 2002. The decrease in interest expense is largely due to financing and debt restructuring that occurred in March 2002 which eliminated approximately $171.7 million in debt.

Net Income (Loss). The net loss for the six months ended June 30, 2003 was $54.6 million, or a $(0.75) basic and diluted loss per share, a $67.0 million decrease from the net income for the six months ended June 30, 2002 of $12.4 million, or a $(0.51) basic and diluted loss per share. The primary reasons for the change in net income (loss) are:

•	Increase in gross margin of $3.7 million.

•	Increase in sales, general and administrative expenses of $11.5 million.

•	Increase in asset impairment and restructuring charges of $6.9 million.

•	Decrease in net interest expense of $2.8 million

•	Decrease in gain on extinguishment of debt of $58.3 million.

•	Increase due to cumulative effect of change in accounting principle of $2.8 million.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003 our cash balances were $19.7 million. We used $2.7 million in operating cash flow during the six months ended June 30, 2003; however, for the current quarter we achieved $4.4 million of positive operating cash flow. Based on our current plans, these cash balances are sufficient to fund our operating losses, working capital needs and capital expenditure requirements over the next twelve months.

Subsequent to the balance sheet date of June 30, 2003, we closed an agreement with Reuters on July 28, 2003, whereby we sold our data center located in Hazelwood, Missouri and leased-back approximately one-third of the data center for five years with a five year renewal option. The lease terms include a rent-free period of approximately five years. Additionally, in connection therewith, SAVVIS has reduced certain minimum revenue commitments of Reuters under the existing network services agreement. Furthermore, Reuters granted SAVVIS certain rights to bid for new services not contemplated under the original network services agreement, which, provided previous and current service levels are maintained and no repeated material service level breach arises and Reuters is not contractually bound to purchase such services from other providers, the bid shall be awarded to SAVVIS. Of the $35.0 million in gross proceeds, SAVVIS used $12.9 million to reduce its outstanding debt with GECC and $3.1 million for transaction related deposits and expenses. The remaining $19.0 million in net proceeds were added to existing cash balances.

Cash used in operating activities decreased to $2.7 million for the six months ended June 30, 2003 from $26.6 million in 2002. This improvement of $23.9 million is primarily due to improved collections of accounts receivable of $6.9 million and a reduction in the payments of accounts payable of $21.1 million in the first half of 2003. Payments that had been delayed in 2001 pending the issuance of the Preferred Stock (“Preferred”) in March of 2002 were settled during the first quarter of 2002.

Net cash used in investing activities for the six months ended June 30, 2003 was approximately $8.8 million, an increase from the $2.2 million used during the six months ended June 30, 2002. This increase results from capital expenditures for new customer equipment primarily related to the Intel customer transition and certain network enhancements.

Net cash used in financing activities was $0.7 million for the six months ended June 30, 2003 as compared to net cash provided by financing activities of $54.1 million in the prior period. This was largely due to the initiation of our recapitalization efforts in March 2002 resulting in issuance of Preferred in March, June and September of 2002. As more fully described below, we issued approximately $203.1 million of Preferred in exchange for a combination of cash, accounts payable and debt. The proceeds from the Preferred were used to settle all outstanding obligations to Bridge, to make scheduled payments on capital lease obligations and to support our working capital requirements, including payments of past due balances with certain of our vendors.

In September 2002, we raised $22.6 million in cash from the issuance of Preferred to Welsh Carson.

In June 2002, Preferred totaling $20.0 million was issued to Constellation Ventures in exchange for cash. We also issued five-year performance warrants to Constellation Ventures to acquire shares of common stock at $0.75 per share which it will earn the right to exercise if it meets certain performance criteria related to aiding us in winning new business. As of June 30, 2003 this performance criterion has not been met. In addition, we issued $2.4 million of Preferred in satisfaction of certain vendor obligations.

In May 2002, SAVVIS entered into a 15 year, office facility lease agreement with Duke Realty Limited Partnership (“Duke”) with total minimum rent payments of approximately $39.9 million. We also entered into an agreement with Duke in which SAVVIS may be required to make payments of up to $2.0 million plus interest accruing at 4.88% from the date of the agreement if certain events do not occur prior to June 2004. These payments, if required, would be made from July 2005 to June 2007.

On March 18, 2002, we issued approximately $158.1 million of Preferred to (i) Welsh Carson in exchange for approximately $57.5 million in cash, approximately $22.2 million in principal and accrued interest in respect to our 10% convertible senior secured notes and approximately $90.9 million in notes, and accrued interest, issued pursuant to the credit agreement with Nortel and (ii) Reuters upon conversion of approximately $40.9 million in principal and accrued interest with respect to the 12% convertible senior secured notes.

In addition, we reached agreements with GECC, Nortel, Bridge and certain other vendors as follows:

Approximately $56.5 million of capital lease obligations were amended with GECC and provides for repayment at the end of the fifth year. Interest, which accrues at 12% per annum, accrues to the capital lease liability until December 31, 2004, and is payable in cash thereafter.

Release by Nortel from all obligations to purchase optical equipment under the Global Purchase Agreement.

We entered into an agreement with Bridge wherein we agreed to pay Bridge $11.9 million in satisfaction of $27.5 million representing all amounts due to Bridge. We also agreed not to pursue the collection of $18.7 million of pre-petition receivables owed to it by Bridge and to assign to Bridge any claims it had against other Bridge entities with the exception of Bridge Canada whereby we retained its right to receive a pro rata distribution of assets from the liquidation of Bridge Canada which were collected during the six months ended June 30, 2003. All amounts due under the settlement agreement were paid in March 2002.

A release by a certain vendor from all obligations under the agreements in exchange for $2.5 million paid in installments over 18 months and other commercial arrangements.

As part of the related March 2002 recapitalization, we also issued five-year warrants to purchase 16.1 million shares of SAVVIS’ common stock at $0.75 per share.

We have arrangements with various suppliers of communications services that require us to maintain minimum spending levels some of which increase over time. Our remaining aggregate minimum spending level allocated ratably over the contract terms are approximately $36.3 million, $58.7 million and $12.8 million in years 2003 to 2005, respectively. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of June 30, 2003, the maximum termination liability would amount to approximately, $69.3 million.

In August 2000, we entered into a 20 year agreement with Kiel Center Partners, L.P. (“KCP”) pursuant to which we acquired the naming rights to an arena in St. Louis, Missouri. Total consideration for these rights amounted to approximately $71.8 million, including 750,000 shares of our common stock issued to KCP, which had a fair value of $5.8 million at issuance and $66.0 million of cash payments to be made from 2006 through 2020. As of June 30, 2003, we had approximately $3.0 million of deferred charges resulting from the issuance of common stock under this agreement.

(in thousands)	PAYMENTS DUE BY
	TOTAL	LESS THAN 1 YEAR	2-3 YEARS	4-5 YEARS	AFTER 5 YEARS
As of June 30, 2003
Capital lease obligations	$1,561	$1,545	$16	$—	$—
Operating leases and naming rights agreement	145,552	11,576	20,147	20,356	93,473
GECC long-term capital leases(1)	99,813	—	8,782	91,031	—
Unconditional purchase obligations	107,648	68,066	39,582	—	—

Total contractual cash obligations	$354,574	$81,187	$68,527	$111,387	$93,473

(1)	Includes interest payments of $27.4 million over the life of the capital lease obligations. As discussed above, we closed an agreement with Reuters America on July 28, 2003, whereby we sold our data center located in Hazelwood, Missouri and used $12.9 million of the $35.0 million in gross proceeds to reduce our outstanding debt with GECC resulting in total payments due of $80.6 million of which $73.5 million due in year 4-5.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reach a consensus that this guidance should be effective for all revenue arrangements entered into for fiscal periods beginning after June 15, 2003, which for Savvis would be the quarter ending September 30, 2003. We do not expect the adoption of EITF No. 00-21 to have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN No. 46 was effective upon issuance for certain disclosure requirements and for variable interest entities created after January 1, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 for all other variable interest entities. Adoption of the standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial reporting for certain derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. Adoption of the standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The provisions of this statement are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure relates to changes in foreign currency exchange rates.

Changes in foreign exchange rates did not materially impact our results of operations. For the three months ended June 30, 2003 and 2002, 5% and 1%, respectively, of our service revenue was denominated in currencies other than the United States dollar and approximately 21% and 24%, respectively, of our total direct and operating costs, excluding depreciation and amortization, asset impairments and restructuring charges, were incurred in currencies other than the United States dollar. For the six months ended June 30, 2003 and 2002, 4% and 1%, respectively, of our service revenue was denominated in currencies other than the United States dollar and approximately 19% and 21%, respectively, of our total direct and operating costs, excluding depreciation and amortization, asset impairments and restructuring charges, were incurred in currencies other than the United States dollar. We expect these percentages to increase in the periods ahead as our non-U.S. business base grows. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal controls over financial reporting during the most recent fiscal quarter that materially affected or is reasonably likely to materially affect the internal controls.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In June 2003, we granted options to purchase 2,562,845 shares of our common stock pursuant to our 2003 Incentive Compensation Plan with an exercise price of $0.39 per share. These issuances were effected in transactions exempt from the registration requirements of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2003 Annual Meeting of Stockholders of SAVVIS Communications Corporation was held on June 25, 2003. The following matters were voted upon at the meeting: (1) elect ten directors to the Board of Directors; (2) authorize our board of directors, in its discretion, to amend our certificate of incorporation to effect a reverse stock split from among any of the following ratios: 1-for-7; 1-for-10; 1-for-12; 1-for-15; 1-for-18; 1-for-20; and 1-for-30; (3) approve the 2003 Incentive Compensation Plan; (4) ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003.

(i)	The entire nominated board of directors was elected and the votes cast for or withheld with respect to the election of each director were as follows:

Nominee for Director	Number of Votes in Favor of Nominees	Withhold Authority to Vote
Robert A. McCormick	387,580,529	399,347
John D. Clark	387,614,389	365,487
John M. Finlayson	387,634,650	345,226
Clifford H. Friedman	387,685,039	294,837
Clyde A. Heintzelman	387,574,712	405,164
Thomas E. McInerney	387,301,150	678,726
James E. Ousley	387,400,191	579,685
James P. Pellow	387,682,889	296,987
Jeffrey H. VonDeylen	387,339,796	640,080
Patrick J. Welsh	387,270,847	709,029

(ii)	The votes cast for, against or abstaining and the broker non-votes, with respect to the approval of the proposal to authorize the board of directors, in its discretion, to amend the certificate of incorporation to effect a 1-for-7 reverse stock split were as follows:

Number of Votes in Favor	Number of Votes Against	Number of Votes Abstained	Number of Broker Non- Votes
386,519,867	1,240,865	219,143	0

(iii)	The votes cast for, against or abstaining and the broker non-votes, with respect to the approval of the proposal to authorize the board of directors, in its discretion, to amend the certificate of incorporation to effect a 1-for-10 reverse stock split were as follows:

Number of Votes in Favor	Number of Votes Against	Number of Votes Abstained	Number of Broker Non- Votes
386,478,493	1,338,512	162,870	0

(iv)	The votes cast for, against or abstaining and the broker non-votes, with respect to the approval of the proposal to authorize the board of directors, in its discretion, to amend the certificate of incorporation to effect a 1-for-12 reverse stock split were as follows:

Number of Votes in Favor	Number of Votes Against	Number of Votes Abstained	Number of Broker Non- Votes
385,747,977	1,981,145	250,753	0

(v)	The votes cast for, against or abstaining and the broker non-votes, with respect to the approval of the proposal to authorize the board of directors, in its discretion, to amend the certificate of incorporation to effect a 1-for-15 reverse stock split were as follows:

Number of Votes in Favor	Number of Votes Against	Number of Votes Abstained	Number of Broker Non- Votes
385,713,421	2,053,687	212,768	0

(vi)	The votes cast for, against or abstaining and the broker non-votes, with respect to the approval of the proposal to authorize the board of directors, in its discretion, to amend the certificate of incorporation to effect a 1-for-18 reverse stock split were as follows:

Number of Votes in Favor	Number of Votes Against	Number of Votes Abstained	Number of Broker Non- Votes
385,694,894	2,072,614	212,368	0

(vii)	The votes cast for, against or abstaining and the broker non-votes, with respect to the approval of the proposal to authorize the board of directors, in its discretion, to amend the certificate of incorporation to effect a 1-for-20 reverse stock split were as follows:

Number of Votes in Favor	Number of Votes Against	Number of Votes Abstained	Number of Broker Non- Votes
385,702,549	2,064,959	212,368	0

(viii)	The votes cast for, against or abstaining and the broker non-votes, with respect to the approval of the proposal to authorize the board of directors, in its discretion, to amend the certificate of incorporation to effect a 1-for-30 reverse stock split were as follows:

Number of Votes in Favor	Number of Votes Against	Number of Votes Abstained	Number of Broker Non- Votes
385,667,995	2,101,512	210,368	0

(ix)	At such meeting, the proposal to approve the Company’s 2003 Incentive Compensation Plan received the number of votes set forth below:

Number of Votes in Favor	Number of Votes Against	Number of Votes Abstained	Number of Broker Non- Votes
368,131,045	1,853,738	150,127	17,844,966

(x)	The votes cast for, against or abstaining, with respect to the approval of the proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2003 were as follows:

Number of Votes in Favor	Number of Votes Against	Number of Votes Abstained	Number of Broker Non- Votes
387,452,755	426,575	100,545	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS’ Registration Statement on Form S-1, as amended (File No. 333-90881)).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS’ Registration Statement on Form S-1, as amended (File No. 333-90881)).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS’ Quarterly Report on Form 10-Q, dated August 16, 2002).

3.4	Amended and Restated Bylaws of the Registrant.

4.1	Form of Common Stock Certificate (incorporated by reference to the same numbered exhibit to SAVVIS’ Registration Statement on Form S-1, as amended (File No. 333-90881)).

4.2	Certificate of Designations relating to the Registrant’s Series A Convertible Preferred Stock (incorporated by reference to the same numbered exhibit to SAVVIS’ Current Report on Form 8-K dated March 27, 2002).

4.3	Warrant Agreement, dated as of March 7, 2002, between the Registrant and General Electric Capital Corporation (incorporated by reference to the same numbered exhibit to SAVVIS’ Quarterly Report on Form10-Q, dated May 15, 2002).

4.4	Warrant Agreement, dated as of March 15, 2002, between the Registrant and Nortel Networks Inc. (incorporated by reference to the same numbered exhibit to SAVVIS’ Quarterly Report on Form 10-Q, dated May15, 2002).

4.5	Warrant, dated March 18, 2002, to purchase the Registrant’s common stock issued to General Electric Capital Corporation (incorporated by reference to the same numbered exhibit to SAVVIS’ Quarterly Report on Form 10-Q, dated May 15, 2002).

4.6	Warrant, dated March 18, 2002, to purchase the Registrant’s common stock issued to Nortel Networks Inc. (incorporated by reference to the same numbered exhibit to SAVVIS’ Quarterly Report on Form 10-Q, dated May 15, 2002).

4.7+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital II, L.P. (incorporated by reference to the same numbered exhibit to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).

4.8+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital Offshore II, L.P. (incorporated by reference to the same numbered exhibit to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).

4.9+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to The BSC Employee Fund IV, L.P. (incorporated by reference to the same numbered exhibit to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).

4.10+	Warrant, dated, June 28, 2002, to purchase the Registrant’s common stock issued to CVC II Partners, L.L.C. (incorporated by reference to the same numbered exhibit to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).

10.1++	Amendment No. 2, dated May 23, 2003, to Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited.

10.2++	Amendment No. 3, dated June 15, 2003, to Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited.

11.1	Calculation of Basic and Diluted per share and weighted average shares used in EPS calculation.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.
++	A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.
(b)	Reports on Form 8-K. On May 22, 2003, we filed a Current Report on Form 8-K with respect to Item 5, Other Events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVVIS Communications Corporation

Date August 12, 2003	By: /s/ Robert A. McCormick
Robert A. McCormick
Chief Executive Officer

Date August 12, 2003	By: /s/ Jeffrey H. Von Deylen
Jeffrey H. Von Deylen
EVP & Chief Financial Officer