Form 10-Q
period 2003-09-30
SAVVIS COMMUNICATIONS CORP
filed 2003-10-30
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-29375

SAVVIS COMMUNICATIONS CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	43-1809960
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

1 SAVVIS PARKWAY

TOWN & COUNTRY, MISSOURI 63017

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

COMMON STOCK, $.01 PAR VALUE – 95,897,025 SHARES AS OF October 29, 2003 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

The Index of Exhibits appears on page 21.

SAVVIS COMMUNICATIONS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAVVIS COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,258	$32,159
Trade accounts receivable, less allowance for doubtful accounts of $693 and $1,023, respectively, in 2003 and 2002 (includes accounts receivable from affiliates of $330 and $10,917, respectively, in 2003 and 2002)	10,968	15,117
Prepaid expenses and other current assets	4,730	3,810

TOTAL CURRENT ASSETS	43,956	51,086
Property and equipment, net	63,511	129,262
Restricted cash	7,843	6,384
Intangibles, net	5,018	—
Other non-current assets	7,541	9,742

TOTAL ASSETS	$127,869	$196,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,097	$28,528
Current portion of capital lease obligations	889	2,705
Other accrued liabilities	20,604	15,469

TOTAL CURRENT LIABILITIES	45,590	46,702
Capital lease obligations, net of current portion	54,940	62,444
Other accrued liabilities	19,335	10,411

TOTAL LIABILITIES	119,865	119,557
COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock in accreted value; 50,000,000 shares authorized, 203,070 issued and outstanding in 2003 and 2002	236,449	217,006
Common stock; $.01 par value, 900,000,000 shares authorized, 95,539,928 and 94,059,956 shares issued in 2003 and 2002, 95,508,627 and 94,028,381 shares outstanding in 2003 and 2002, respectively	955	941
Additional paid-in capital	333,871	351,772
Accumulated deficit	(556,714)	(478,432)
Deferred compensation	(4,089)	(12,270)
Treasury stock, at cost, 31,301 and 31,575 shares in 2003 and 2002, respectively	(16)	(16)
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment	(2,452)	(2,084)

TOTAL STOCKHOLDERS’ EQUITY	8,004	76,917

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,869	$196,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
TOTAL REVENUES(1)	$67,922	$56,656	$183,473	$180,048

Data communications and operations expenses(2)	42,395	37,671	119,457	126,278

GROSS MARGIN	25,527	18,985	64,016	53,770
Sales, general and administrative expenses(3)	23,185	16,735	67,750	49,811
Depreciation and amortization	13,281	13,204	44,428	44,624
Asset impairment and restructuring charges	—	—	7,903	1,000
Loss on sale of data center	8,106	—	8,106	—
Non-cash equity-based compensation	2,660	2,786	7,984	8,247

TOTAL OTHER OPERATING EXPENSES	47,232	32,725	136,171	103,682

LOSS FROM OPERATIONS	(21,705)	(13,740)	(72,155)	(49,912)
NON-OPERATING INCOME / (EXPENSES):
Net interest expense and other	(2,004)	(2,016)	(6,127)	(8,953)
Gain on extinguishment of debt	—	—	—	58,285

TOTAL NON-OPERATING INCOME / (EXPENSES)	(2,004)	(2,016)	(6,127)	49,332

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(23,709)	(15,756)	(78,282)	(580)
Cumulative effect of change in accounting principle (Note 1)	—	—	—	(2,772)

NET LOSS	(23,709)	(15,756)	(78,282)	(3,352)
Accreted and deemed dividend on preferred stock	(8,445)	(7,000)	(24,635)	(66,741)

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(32,154)	$(22,756)	$(102,917)	$(70,093)

BASIC AND DILUTED LOSS PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE(4)	$(0.34)	$(0.24)	$(1.09)	$(0.72)
Cumulative effect of change in accounting principle	—	—	—	(0.03)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.34)	$(0.24)	$(1.09)	$(0.75)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING(4)	94,619,986	93,616,371	94,083,903	93,513,597

(1)	Includes $21.3 million and $63.1 million from affiliates for the three and nine months ended September 30, 2003, respectively, and $23.7 million and $81.9 million from affiliates for the three and nine months ended September 30, 2002, respectively.

(2)	Excludes $0.5 million and $1.5 million of non-cash equity-based compensation for the three and nine months ended September 30, 2003, respectively, and $0.4 million and $1.1 million of non-cash equity based compensation for the three and nine months ended September 30, 2002, respectively, and exclusive of depreciation shown separately below.

(3)	Excludes $2.2 million and $6.5 million of non-cash equity-based compensation for the three and nine months ended September 30, 2003, respectively, and $2.4 million and $7.1 million of non-cash equity based compensation for the three and nine months ended September 30, 2002, respectively.

(4)	As the effects of including the incremental shares associated with options are antidilutive, they are not included in the weighted average common shares outstanding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES:
Net loss	$(78,282)	$(3,352)
Reconciliation of net loss to net cash used in operating activities:
Gain on extinguishment of debt	—	(58,285)
Asset impairment and restructuring charges	7,903	1,000
Loss on sale of data center	8,106	—
Cumulative effect of change in accounting principle	—	2,772
Accrued interest	5,388	6,853
Depreciation and amortization	44,428	44,624
Non-cash equity-based compensation	7,984	8,247
Net changes in operating assets and liabilities:
Trade accounts receivable	4,149	19,967
Prepaid expenses and other	(920)	1,046
Other non-current assets	2,182	1,906
Accounts payable	(5,709)	(54,088)
Other accrued liabilities	490	(7,783)

Net cash used in operating activities	(4,281)	(37,093)

INVESTING ACTIVITIES:
Capital expenditures	(14,710)	(4,869)
Purchase of WAM!NET assets	(3,118)	—
Reimbursement of leasehold improvements	—	804
Proceeds from sale of data center	35,000	—

Net cash provided by / (used in) investing activities	17,172	(4,065)

FINANCING ACTIVITIES:
Exercise of stock options	869	55
Issuance of preferred stock, net of issuance costs	—	97,161
Payments under capital lease obligations	(15,307)	(9,336)
Repayment of borrowings	—	(12,757)
Issuances of letters of credit (restricted cash)	(2,100)	(2,522)
Reductions in restricted cash	641	—

Net cash (used in) / provided by financing activities	(15,897)	72,601

Effect of exchange rate changes on cash and cash equivalents	(895)	(1,756)

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(3,901)	29,687
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,159	14,405

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,258	$44,092

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$269	$2,463
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of warrants	$—	$10,053
Issuance of preferred stock in satisfaction of accounts payable and debt	—	156,400
Accrual of WAM!NET earn-out (Note 5)	4,600	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

	NUMBER OF SHARES			CONVERTIBLE PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	DEFERRED COMPENSATION	TREASURY STOCK	CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT	TOTAL
	CONVERTIBLE PREFERRED STOCK	COMMON STOCK	TREASURY STOCK
Balance at December 31, 2002	203,070	94,059,956	31,575	$217,006	$941	$351,772	$(478,432)	$(12,270)	$(16)	$(2,084)	$76,917
Net loss							(78,282)				(78,282)
Foreign currency translation adjustments										(368)	(368)

Comprehensive loss											(78,650)
Deemed dividends on preferred stock allocated to beneficial conversion feature				(5,115)		5,115					—
Deemed dividends on preferred stock				24,635		(24,635)					—
Legal fees related to the issuance of preferred stock				(77)							(77)
Recognition of deferred compensation costs						(197)		8,181			7,984
Issuance of common and / or treasury stock upon exercise of stock options		1,479,972	(274)		14	855					869
Issuance of immediately vested stock options with exercise price below market value on date of grant						961					961

Balance at September 30, 2003	203,070	95,539,928	31,301	$236,449	$955	$333,871	$(556,714)	$(4,089)	$(16)	$(2,452)	$8,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular dollars in thousands, except per share amounts)

(unaudited)

NOTE 1—BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission on a basis substantially consistent with the audited consolidated financial statements of SAVVIS Communications Corporation and its subsidiaries (collectively, “SAVVIS” or the “Company”) as of and for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K (the “Annual Report”) as filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company included in the Annual Report. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments), which management considers necessary to present fairly the condensed consolidated financial position of the Company at September 30, 2003, the results of its operations for the three month and nine month periods ended September 30, 2003 and 2002 and cash flows for the nine month periods ended September 30, 2003 and 2002. The results of operations for the three month and nine month periods ended September 30, 2003 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2003.

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

During the third quarter of 2003 the Company recorded an intangible asset in the amount of $5.2 million for the commercial customer contracts and other fees associated with the WAM!NET Inc. (“WAM!NET”) asset purchase agreement. The asset was recorded based on its relative fair value to the estimated purchase price, as more fully described in Note 5. The resulting asset will be amortized over its three year expected life.

REVENUE RECOGNITION—Revenues consist primarily of Managed IP VPN networks, Managed Hosting and Internet Access Service fees, which are fixed monthly amounts, and are recognized in the financial statements when earned over the life of the contract. Installation fee revenue and installation costs are deferred in accordance with SAB 101. Such deferred revenue and costs are recognized on a straight-line basis over periods of up to 18 months, the estimated average life of a contract.

EMPLOYEE STOCK OPTIONS—As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company accounts for employee stock options in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”. Under APB No. 25, compensation expense is recognized based on the intrinsic value of the equity instrument awarded as determined at the measurement date. Compensation expense was recognized related to option grants accounted for in accordance with APB No. 25 in the amounts of $2.7 million and $8.0 million during the three and nine months ended September 30, 2003, respectively, and in the amounts of $2.8 million and $8.2 million during the three and nine months ended September 30, 2002, respectively.

Under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, the Company is required to provide expanded disclosures concerning stock-based compensation including disclosure of pro forma net earnings and earnings per share had compensation expense relating to grants been measured under the fair value recognition provisions of SFAS No. 123. Pro forma information regarding net income has been determined as if the Company had accounted for its stock options granted to employees and non-employee members of its Board of Directors under the fair value method of the statement. The fair value of options was estimated at the date of grant. The calculation of the fair value of the options granted in 2003 and 2002 assumes a weighted average risk-free interest rate of 4.9 percent and 5.1 percent, respectively, an assumed dividend yield of zero, and an expected life of the options of four years. The weighted average fair value of options granted was $0.32 per share and $0.40 per share, respectively for 2003 and 2002. For purposes of 2003 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

Had compensation cost for the Company’s stock options been determined consistent with the provisions of SFAS No. 123 based on the fair value at the grant date, the Company’s pro forma net loss would have been as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss attributable to common stockholders
As reported	$(32,154)	$(22,756)	$(102,917)	$(70,093)
Adjustment to net loss for:
Stock based compensation expense as reported	2,660	2,786	7,984	8,247
Pro forma stock based compensation	(3,180)	(3,230)	(10,812)	(9,295)

Pro forma net loss	$(32,674)	$(23,200)	$(105,745)	$(71,141)
Basic and diluted net loss per common share
As reported	$(0.34)	$(0.24)	$(1.09)	$(0.75)
Pro forma	$(0.35)	$(0.25)	$(1.12)	$(0.76)

RECLASSIFICATIONS—Certain amounts from prior periods have been reclassified to conform to current period presentation.

NEW ACCOUNTING STANDARDS—In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into for fiscal periods beginning after June 15, 2003, which for SAVVIS was the quarter ending September 30, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN No. 46 was effective upon issuance for certain disclosure requirements and for variable interest entities created after February 1, 2003, and in the first period ending after December 25, 2003 for all other variable interest entities. Adoption of the standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial reporting for certain derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. Adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 2—RELATED PARTY TRANSACTIONS

The Company closed an agreement with Reuters Limited (together with all affiliates, “Reuters”) on July 28, 2003, whereby the Company sold its data center located in Hazelwood, Missouri. The Company recorded a loss of $8.1 million on the sale of this asset whose fair market value was lower than the net book value of the assets and other costs incurred in conjunction with the transaction. In addition, the Company entered into a lease agreement for approximately one-third of the data center for five years with a five year renewal option, which the Company is using to provide hosting services. Additionally, in connection therewith, SAVVIS allowed Reuters to buy-down a portion of its minimum revenue commitments under the existing network services agreement. These revenue buy-down amounts, however, were classified as deferred revenue and will be recognized over the life of the network services agreement due to the ongoing contractual customer relationship with Reuters. Furthermore, Reuters agreed to purchase from SAVVIS new services which may be required in the future by Reuters but not originally contemplated under the network services agreement provided SAVVIS’ bid to provide such service proposes terms equivalent to competing bids, material service level breaches by SAVVIS have not repeatedly arisen at that time, and Reuters is not contractually bound to purchase such services from other providers. Of the $35.0 million in gross proceeds, SAVVIS used $12.9 million to reduce its outstanding debt with General Electric Capital Corporation (“GECC”), approximately $3.1 million for transaction related deposits and expenses and approximately $19.0 million in net proceeds were added to existing cash balances.

In March 2002, the Company issued $40.9 million of convertible preferred stock to Reuters in satisfaction of all outstanding principal and accrued interest on the Company’s 12% convertible senior notes.

The Company entered into a network services agreement with Reuters in September 2001, making Reuters SAVVIS’ largest customer. As of September 30, 2003, the Company has $0.3 million of receivables due from Reuters related to the network service agreement. In connection with the network services agreement, SAVVIS also entered into a transitional services agreement with Reuters, pursuant to which Reuters agreed to provide SAVVIS with technical, administrative and other services, pending SAVVIS establishing its own capabilities. For the three and nine months ended September 30, 2002 the Company incurred costs related to the transitional services agreements in the amounts of $0.6 million and $4.3 million, respectively. SAVVIS has since internalized these technical and administrative functions. Accordingly, no such expenses were incurred in 2003.

In February 2002, the Company entered into an agreement that resolved substantially all of the network services receivables from and note and accrued interest payable to Bridge. Under the agreement, the Company agreed to pay Bridge $11.9 million in satisfaction of $27.5 million representing all amounts due to Bridge. The Company also agreed not to pursue the collection of $18.7 million of pre-petition receivables owed to it by Bridge and to assign to Bridge any claims it had against other Bridge entities with the exception of Bridge Canada where the Company retained its right to receive a pro rata distribution of assets from the liquidation of Bridge Canada, which were collected during the six months ended June 30, 2003. All amounts due under the settlement agreement were paid in March 2002. The Company earned $2.5 million in revenues from transactions with Bridge during the nine months ended September 30, 2002 primarily for services rendered under the Bridge Network Services Agreement. This amount represented approximately 1% of the Company’s revenues for the nine months ended September 30, 2002, respectively. There was no revenue from Bridge in 2003.

Revenue from affiliates was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Bridge	$—	$—	$—	$2,464
Reuters	21,348	23,695	63,112	79,473

Total	$21,348	$23,695	$63,112	$81,937

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease. Data centers are generally depreciated over twenty years.

	September 30, 2003	December 31, 2002
Communications equipment	$162,048	$146,401
Data centers	13,908	60,406
Equipment under capital leases	95,815	95,791
Leaseholds, office equipment and other	16,322	12,904

Total	288,093	315,502
Less: accumulated depreciation and amortization	(224,582)	(186,240)

Total	$63,511	$129,262

NOTE 4—COMMITMENTS AND CONTINGENCIES

The Company’s customer contracts generally span multiple periods, which result in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending level allocated ratably over the contract terms are approximately $7.9 million, $36.3 million, $23.6 million, and $10.4 million in years 2003, 2004, 2005, and 2006, respectively. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. However, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of September 30, 2003, the maximum termination liability would amount to approximately $46.2 million.

As more fully described in Note 5, during the third quarter of 2003 the Company entered into an asset purchase agreement with WAM!NET to acquire their commercial customer contracts and certain related assets. Under the terms of the agreement, the Company may pay WAM!NET an earn-out based on revenue generated from the customer contracts exceeding certain thresholds. The Company has accrued $4.6 million in current liabilities for the estimated earn-out which will be determined in April 2004 and paid in nine equal monthly installments. At the Company’s option the payment will be made with cash or a combination of cash and up to one-half of the total purchase price in SAVVIS common stock.

In August 2000, the Company entered into a 20-year agreement with Kiel Center Partners, L.P. (“KCP”) pursuant to which it acquired the naming rights to an arena in St. Louis, Missouri. Total consideration for these rights amounted to approximately $71.8 million, including 750,000 shares of its common stock issued by the Company to KCP, which had a fair value of $5.8 million at issuance and $66.0 million of cash payments to be made from 2002 through 2020. The related expense will be recognized over the term of the agreement. As of September 30, 2003 the Company has recorded approximately $2.8 million of deferred charges remaining from the issuance of common stock under this agreement.

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

NOTE 5 —WAM!NET TRANSACTION

On August 1, 2003 the Company entered into an asset purchase agreement with WAM!NET, a leading global provider of content management and delivery services, to acquire certain assets related to its commercial business operations including their commercial customer contracts and related customer premise and other equipment. Under the terms of the agreement the Company made an initial payment of $3.0 million for the acquired assets and accrued an additional $4.6 million in current liabilities for the estimated earn-out which will be determined in April 2004 and paid in nine equal monthly installments. The Company has the option to pay the earn-out in cash or a combination of cash and up to one-half of the total purchase price in SAVVIS common stock. The final payment amount will be determined based on revenue performance of the acquired customers. The estimated purchase price has been allocated to property and equipment and customer contracts based on their relative fair values. Revenue from WAM!NET was $4.4 million for the three and nine months ended September 30, 2003.

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

The Company’s operations are organized into three geographic operating segments: Americas, Europe and Asia. The Company evaluates the performance of its segments and allocates resources to them based on revenue and operating income or loss. Prior to June 30, 2003 the Company did not allocate centrally incurred network management and support, executive and other administrative costs to the geographic segments as is currently reflected. Accordingly, the prior period amounts have been restated to conform to the current period presentation. Financial information for the Company’s geographic segments for the three and nine months ended September 30, 2003 and 2002 is presented below. For the three and nine months ended September 30, 2003 revenues earned in the United States represented approximately 61% and 59%, respectively, of total revenues and for the three and nine months ended September 30, 2002 revenues earned in the United States represented approximately 64% and 65%, respectively.

	Americas	Europe	Asia	Eliminations	Total
Three months ended September 30, 2003
Revenue	$41,576	$13,464	$12,882	$—	$67,922
Operating loss	(11,653)	(7,243)	(2,809)	—	(21,705)
Assets	162,155	9,360	4,494	(48,140)	127,869

Three months ended September 30, 2002
Revenue	$36,183	$8,647	$11,826	$—	$56,656
Operating loss	(5,849)	(4,843)	(3,048)	—	(13,740)
Assets	269,302	5,112	3,714	(42,165)	235,963

	Americas	Europe	Asia	Eliminations	Total
Nine months ended September 30, 2003
Revenue	$109,144	$35,241	$39,088	$—	$183,473
Operating loss	(47,291)	(18,552)	(6,312)	—	(72,155)
Assets	162,155	9,360	4,494	(48,140)	127,869

Nine months ended September 30, 2002
Revenue	$117,217	$27,736	$35,095	$—	$180,048
Operating loss	(21,827)	(16,358)	(11,727)	—	(49,912)
Assets	269,302	5,112	3,714	(42,165)	235,963

MAJOR CUSTOMERS

The Company’s major customer revenues are identified below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Reuters	$21,348	31%	$23,695	42%	$63,112	34%	$79,473	44%
Moneyline Telerate	12,473	18%	17,471	31%	42,400	23%	53,561	30%

NOTE 7—ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

In June 2003 the Company revised our estimated liability, related to a previously vacated facility lease, to encompass the remaining minimum lease payments throughout the full term of the lease which expires in March 2011, resulting in a charge of $7.9 million or $(0.08) per basic and diluted common share for the three and six months ended June 30, 2003.

On March 22, 2002, Yipes Communications, Inc.’s (“Yipes”) filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code. As a result of these proceedings, the Company recorded a $1.0 million impairment charge related to our investment in Yipes during the first quarter of 2002.

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

SAVVIS began commercial operations in 1996, offering Internet Access Services to local and regional Internet service providers. Our customer base has grown from 15 customers at the end of 1996 to approximately 3,600 at September 30, 2003. From September 30, 2002, our customer count has grown by approximately 1,850 customers with Reuters Limited (together with all affiliates, “Reuters”) and Moneyline Telerate (“Moneyline”) each representing a single customer.

Revenue

Our revenue is derived primarily from the sale of Managed IP VPN, Managed Hosting and Internet Access Services. Revenue from related parties (Reuters) was approximately 31% and 34% for the three and nine months ended September 30, 2003 and 42% and 44% for the three and nine months ended September 30, 2002, of our total revenue. We expect our revenues from related parties to decrease as a percentage of our total revenues as we expand our Managed IP VPN, Managed Hosting and Internet Access customer base.

We charge an initial installation fee that typically equals one month’s revenue and a fixed monthly fee that varies depending on the services provided, the bandwidth used and the quality of service level chosen. Our customer agreements are typically for 12 to 36 months in length. Installation fees are recognized as revenue over the 18 month estimated average life of customer contracts.

Prices for telecommunication services, including the services we offer, have decreased significantly over the past several years and we expect this trend to continue for the foreseeable future.

Direct Costs and Expenses

Data communications and operations. Data communications and operations expenses include the cost of:

•	leasing local access lines to connect customers to our points of presence (“POPS”);

•	leasing backbone circuits to interconnect our POPS;

•	rental costs, utilities, and other operating costs for hosting space;

•	salaries and related benefits for engineering, service delivery / provisioning, customer service, and operations personnel, who maintain our network, monitor network performance, resolve service faults, and install new sites; and

•	other related repairs and maintenance items.

Data communications and operations expense decreased as a percentage of revenue from the three and nine months ended September 30, 2002 as we negotiated unit price reductions with our vendors. We expect that these costs will continue to decline as a percentage of revenues.

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

These expenses are expected to continue to increase as we continue to add more sales personnel, increase our marketing initiatives to support the expansion of our customer base, and add to our support personnel, infrastructure and back office systems, as the business continues to grow.

Depreciation and amortization. Depreciation and amortization expense consists primarily of the depreciation and amortization of communications equipment, capital leases, and intangibles. We expect these expenses to decrease resulting from the sale of our data center and as a portion of our fixed assets become fully depreciated in 2003. Generally, depreciation and amortization is calculated using the straight-line method over the useful life of the associated asset, which ranges from two to five years.

Interest expense. Historical interest expense prior to March 2002 is related to indebtedness to banks, vendor financing agreements convertible notes, loans from Bridge and capitalized leases. The vendor financing agreements, the convertible notes and the loans from Bridge were settled in a series of transactions described in the Notes to the Consolidated Financial Statements in Form 10-K for the period ended December 31, 2002. In March 2002, the Company also refinanced the majority of its capital lease liability. In July 2003 we made a $12.9 million principal payment to General Electric Capital Corporation (“GECC”) from the proceeds related to the sale of our Hazelwood, Missouri data center. Although we do not pay cash interest until 2005 on our capital lease liability with GECC, we expect our interest expense to decrease as a result of the principal payment. However, this decrease will be partially offset in future periods as accrued interest will be compounded until cash interest payments commence in 2005.

Non-cash Equity-based Compensation. Non-cash equity-based compensation represents charges to earnings for the difference between the estimated fair market value of our common stock and the exercise price for options granted to employees and non-employee members of our Board of Directors. We expect the non-cash equity-based compensation to decline below $0.2 million per quarter in the second quarter of 2004 as our 1999 and 2000 issuances will be fully expensed.

Income tax expense. We have incurred operating losses from inception through September 2003 and, therefore, have not recorded a provision for income taxes in our historical financial statements. We have recorded a valuation allowance for the full amount of our net deferred tax assets because the future realization of the tax benefit is uncertain.

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

THREE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Summary. Our revenues increased 20% in the quarter ended September 30, 2003, as growth in our diversified managed services products was only partially offset by reductions in services provided to Reuters and Moneyline from the levels provided in the same period a year ago. Services billed to customers acquired from WAM!NET Inc. (“WAM!NET”) contributed $4.4 million or 8% to our revenue growth in the quarter. Gross margin increased by approximately $6.5 million or 34% resulting from increases in our diversified customer revenue and unit price reductions in data communications costs. Net loss increased by $8.0 million primarily due to an $8.1 million loss on the sale of our Hazelwood, Missouri data center.

Revenues

	Three Months Ended September 30, (in thousands)
	2003	2002	Dollar Change	Percent Change
Diversified Revenue:
Managed IP VPN	$19,325	$8,989	$10,336	115%
Managed Hosting	9,437	1,775	7,662	432%
Internet Access	4,569	3,798	771	20%
Other	770	928	(158)	(17)%

Total Diversified Revenue	34,101	15,490	18,611	120%
Reuters and Moneyline	33,821	41,166	(7,345)	(18)%

Total Revenue	$67,922	$56,656	$11,266	20%

Revenue. Revenue was $67.9 million for the three months ended September 30, 2003, an increase of $11.3 million or 20%, from $56.7 million for the three months ended September 30, 2002. Managed IP VPN revenues from our diversified customer base increased 115% to $19.3 million compared to $9.0 million for the same period a year ago. The increase in 2003 Managed IP VPN revenue includes $3.7 million of revenue for services billed to customers acquired from WAM!NET in August 2003. Diversified Managed Hosting revenue increased $7.7 million, or 432%, to $9.4 million in 2003 from $1.8 million in 2002. The increase in Managed Hosting revenue is primarily attributable to the completion of the Intel Online Services (“Intel”) customer transition which contributed approximately $7.5 million and new WAM!NET hosting customer revenue of $0.2 million. Internet Access revenues increased 20% to $4.6 million in the quarter ended September 30, 2003, compared to $3.8 million for the comparable period in 2002. The increase in Internet Access revenue primarily resulted from $0.5 million of revenue from customers acquired from WAM!NET. Other revenues, consisting of installation and equipment sales, were relatively unchanged resulting in a decrease of $0.2 million from $0.9 million in 2002 to $0.8 million in 2003.

Reuters and Moneyline revenues were $33.8 million for the quarter ended September 30, 2003, a decrease of $7.3 million or 18% from $41.2 million for the same quarter a year ago. The decline resulted from the termination of service locations by Reuters and Moneyline resulting from customer losses and reduced pricing for certain services. The effect of these factors is expected to result in a decline in Reuters and Moneyline revenue throughout the remainder 2003 as compared to 2002.

Data Communications and Operations (exclusive of non-cash compensation, depreciation and amortization). Data communications and operations expenses were $42.4 million for the quarter ended September 30, 2003, an increase of $4.7 million or 13% from $37.7 million for the quarter ended September 30, 2002. The increase in data communications and operations costs is a result of growth in our diversified customer base and the addition of the Intel and WAM!NET customers to our network. As a percentage of revenue our data communications and operations costs have declined as a result of significant price reductions for long-haul and internet connectivity capacity and a reduction in connections with Reuters and Moneyline partially offset by increases in connections for new diversified customers. Additionally, per unit cost reductions in data communications were offset by newly incurred facilities and personnel costs associated with the Intel customer transition and increases in Network Operations and Engineering personnel required to support the expanding diversified Managed IP VPN and Managed Hosting customers.

Sales, General and Administrative (exclusive of non-cash compensation). Sales, general and administrative expenses were $23.2 million for the quarter ended September 30, 2003, an increase of $6.5 million, or 39%, from $16.7 million in the quarter ended September 30, 2002. This increase is attributed to increases in personnel costs of $3.2 million, commissions and other sales incentives of $0.6 million, marketing, consulting and facilities expenses of $1.8 million, and bad debt expense of $1.1 million. The increase in bad debt expense is a result of 2002 including a reduction in the allowance for doubtful accounts of $0.8 million due to improved collections over 2001. The increase in personnel costs, commissions and sales incentives is related to growth in our diversified revenue base and the consolidation of our corporate headquarters personnel to our new facility outside of St. Louis, Missouri. We expect these costs to increase in 2003 as compared to 2002 to accelerate the growth of our diversified customer base.

Depreciation and Amortization. Depreciation and amortization expense of $13.3 million for the quarter ended September 30, 2003, was relatively consistent with $13.2 million for the quarter ended September 30, 2002. Depreciation and amortization expense is expected to decline during the fourth quarter as certain assets become fully depreciated.

Loss on Sale of Data Center. Loss on sale of asset for the quarter ended September 30, 2003 of $8.1 million relates to the sale of our Hazelwood, Missouri data center for cash and other consideration, whose fair market value was lower than the net book value of the assets and other costs incurred in conjunction with the transaction.

Non-cash Equity-based Compensation. Non-cash equity-based compensation decreased $0.1 million to $2.7 million for the quarter ended September 30, 2003 from $2.8 million for the same period a year ago. These expenses represent charges to earnings for the difference between the estimated fair market value of our common stock and the exercise price for options granted to employees and non-employee members of our Board of Directors on various dates in 1999, 2000 and 2002. We expect the non-cash equity-based compensation to decline below $0.2 million per quarter in the second quarter of 2004 as our 1999 and 2000 issuances will be fully expensed.

Net Interest Expense and Other. Net interest expense and other consisted primarily of interest expense which amounted to $2.1 million for both of the quarters ended September 30, 2002 and 2003, respectively. In July 2003 we made a $12.9 million principal payment to GECC from the proceeds related to the sale of our Hazelwood, Missouri data center. We expect our interest expense to decrease as a result of the principal payment. However, this decrease will be partially offset in future periods as accrued interest will be compounded until cash interest payments commence in 2005.

Net Loss. The net loss for the quarter ended September 30, 2003 was $23.7 million, a change of $8.0 million from the net loss of $15.8 million during same period in 2002. The increase in net loss was primarily due to the $8.1 million loss of the sale of our Hazelwood, Missouri data center.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Summary

Our revenues increased 2% through the third quarter of the year as growth in our diversified Managed IP VPN and Managed Hosting have outpaced declines in Internet Access revenue and services provided to Reuters and Moneyline. Gross margin increased $10.2 million or 19% over the same period in 2002 to $64.0 million or 35% of revenue resulting from increases in our diversified customer revenue and unit price reductions in data communications costs. Net loss grew by $74.9 million, to $78.3 million primarily driven by a $6.9 million increase in asset impairment and restructuring charges in 2003, an $8.1 million loss on sale of the data center in 2003 and a decrease in gain on extinguishment of debt of $58.3 million resulting from the recapitalization in March 2002.

Revenues

	Nine Months Ended September 30, (in thousands)
	2003	2002	Dollar Change	Percent Change
Diversified Revenue:
Managed IP VPN	$44,480	$24,193	$20,287	84%
Managed Hosting	19,162	5,273	13,889	263%
Internet Access	12,040	12,703	(663)	(5)%
Other	2,279	2,381	(102)	(4)%

Total Diversified Revenue	77,961	44,550	33,411	75%
Reuters and Moneyline(1)	105,512	135,498	(29,986)	(22)%

Total Revenue	$183,473	$180,048	$3,425	2%

(1)	The nine months ended September 30, 2002, includes $2.5 million of realized deferred installation revenues from Bridge Information Systems.

Revenue. Revenue was $183.5 million for the nine months ended September 30, 2003, an increase of $3.4 million or 2%, from $180.0 million for the nine months ended September 30, 2002. Diversified Managed IP VPN revenues increased $20.3 million or 84% to $44.5 million compared to $24.2 million for the same period a year ago. The increase in 2003 Managed IP VPN revenue includes $3.7 million of revenue for services billed to customers acquired from WAM!NET in August 2003. Diversified Managed Hosting revenue increased $13.9 million, or 263%, to $19.2 million in 2003 from $5.3 million in 2002. The increase in Managed Hosting revenue is attributable to the completion of the Intel customer transition which contributed approximately $13.1 million for the nine months ended September 30, 2003. Internet Access revenues decreased 5% to $12.0 million during the nine months ended September 30, 2003, compared to $12.7 million for the comparable period in 2002. The decrease in Internet Access revenue was due to the economic downturn affecting the Internet sector which resulted in the loss of customers, pricing pressure in the Internet Access business and our continued initiatives designed to encourage customers to purchase access services as part of their managed network service. Other revenues, consisting of installation and equipment sales, remained relatively constant at $2.3 million and $2.4 million for the nine months ended September 30, 2003 and 2002, respectively.

Reuters and Moneyline revenues were $105.5 million for the nine months ended September 30, 2003, a decrease of $30.0 million or 22% from $135.5 million for the same period a year ago. The decline resulted from the termination of service locations by Reuters and Moneyline resulting from customer losses and reduced pricing for certain services. Additionally, 2002 included $2.5 million of realized deferred installation fees under the terminated Bridge contract. The effect of these factors is expected to result in a decline in Reuters and Moneyline revenue throughout the remainder 2003 as compared to 2002.

Data Communications and Operations (exclusive of non-cash compensation, depreciation and amortization). Data communications and operations expenses were $119.5 million for the nine months ended September 30, 2003, a decrease of $6.8 million, from $126.3 million for the nine months ended September 30, 2002. This 5% decline is a result of significant data communications unit price reductions for long-haul capacity and internet connectivity and reductions in connections with Reuters and Moneyline partially offset by increases in connections for new diversified customers including Intel customers and customers acquired from WAM!NET. Additionally, per unit cost reductions in data communications were offset by newly incurred facilities and personnel costs associated with the Intel customer transition and increases in Network Operations and Engineering personnel required to support the expanding diversified Managed IP VPN and Managed Hosting customers and newly acquired WAM!NET customers.

Sales, General and Administrative (exclusive of non-cash compensation). Sales, general and administrative expenses were $67.8 million for the nine months ended September 30, 2003, an increase of $17.9 million, or 36%, from $49.8 million for the nine months ended September 30, 2002. This increase is attributed to increases in personnel costs of $8.1 million, commissions and other sales incentives of $3.0 million, rent and other facilities costs of $2.7 million and marketing, promotion and consulting expenses of $3.4 million. The increase in personnel costs, commissions and sales incentives is related to growth in our diversified revenue base and the consolidation of our corporate headquarters personnel to our new facility outside of St. Louis, Missouri. The new headquarters facility was occupied in mid-2002, which is attributable to the increases in rent and other facilities costs. We expect these costs to increase in 2003 as compared to 2002 to accelerate the growth of our diversified customer base.

Depreciation and Amortization. Depreciation and amortization expense was $44.4 million for the nine months ended September 30, 2003, a decrease of $0.2 million from $44.6 million for the nine months ended September 30, 2002.

Asset Impairment and Restructuring Charges. Asset Impairment and Restructuring Charges totaled $7.9 million for the nine months ended September 30, 2003, a $6.9 million increase from the $1.0 million recorded during the same period a year ago. In June 2003 we revised our estimated liability, related to a previously vacated facility lease, to encompass the remaining minimum lease payments throughout the full term of the lease which expires in March 2011, resulting in a charge of $7.9 million. During the nine months ended September 30, 2002, concurrent with Yipes Communications, Inc.’s (“Yipes”) voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code, we recorded a $1.0 million impairment charge related to our investment in Yipes.

Loss on Sale of Data Center. Loss on sale of asset for the nine months ended September 30, 2003 of $8.1 million relates to the sale of our Hazelwood, Missouri data center for cash and other consideration whose, fair market value was lower than the net book value of the assets and other costs incurred in conjunction with the transaction.

Non-cash Equity-based Compensation. Non-cash equity-based compensation expense was $8.0 million for the nine months ended September 30, 2003, a decrease of $0.3 million from the nine months ended September 30, 2002. These expenses represent the charge to earnings for the difference between the imputed fair market value of our common stock and the exercise price for options granted to employees and non-employee members of our Board of Directors on various dates in 1999, 2000, and 2002. We expect the non-cash equity-based compensation to decline below $0.2 million per quarter in the second quarter of 2004 as our 1999 and 2000 issuances will be fully expensed.

Net Interest Expense and Other. Interest income amounted to $0.4 million in the nine months ended September 30, 2003 and $0.3 million for the same period in 2002. Interest expense for the nine months ended September 30, 2003 amounted to $6.5 million, a decrease of $2.8 million from the comparable period in 2002. The decrease in interest expense is largely due to financing and debt restructuring that occurred in March 2002 which eliminated approximately $171.7 million in debt. In July 2003 we made a $12.9 million principal payment to GECC from the proceeds related to the sale of our Hazelwood, Missouri data center. We expect our interest expense to decrease as a result of the principal payment. However, this decrease will be partially offset in future periods as accrued interest will be compounded until cash interest payments commence in 2005.

Net Loss. The net loss for the nine months ended September 30, 2003 was $78.3 million, a $74.9 million change from the net loss for the nine months ended September 30, 2002 of $3.4 million. The increase in net loss is primarily related to a $58.3 million gain on extinguishment of debt in 2002 and a $6.9 million increase in asset impairment and restructuring charges, an $8.1 million loss on sale of data center, and a $17.9 million increase in sales, general and administrative expenses in 2003. This increase in net loss was partially offset by a gross margin increase of $10.2 million, an interest expense decrease of $2.8 million, and a cumulative effect of change in accounting principle decrease of $2.8 million.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003 our cash balances were $28.3 million. We used $4.3 million in operating cash flow during the nine months ended September 30, 2003 an improvement of $32.8 million or 88% compared to 2002. Based on our current plans, these cash balances are sufficient to fund our operating losses, working capital needs and capital expenditure requirements over the next twelve months.

As previously announced, we closed an agreement with Reuters on July 28, 2003, whereby we sold our data center located in Hazelwood, Missouri. SAVVIS recorded a loss of $8.1 million on the sale of this asset whose fair market value was lower than the net book value of the assets and other costs incurred in conjunction with the transaction. In addition, SAVVIS entered into a lease agreement for approximately one-third of the data center for five years with a five year renewal option, which we are using to provide hosting services. Additionally, in connection therewith, SAVVIS allowed Reuters to buy-down a portion of its minimum revenue commitments under the existing network services agreement. These revenue buy-down amounts, however, were classified as deferred revenue and will be recognized over the life of the network services agreement due to the ongoing contractual customer relationship with Reuters. Furthermore, Reuters agreed to purchase from SAVVIS new services which may be required in the future by Reuters but not originally contemplated under the network services agreement provided SAVVIS’ bid to provide such service proposes terms equivalent to competing bids, material service level breaches by SAVVIS have not repeatedly arisen at that time, and Reuters is not contractually bound to purchase such services from other providers. Of the $35.0 million in gross proceeds, SAVVIS used $12.9 million to reduce its outstanding debt with GECC, approximately $3.1 million for transaction related deposits and expenses, and approximately $19.0 million in net proceeds were added to existing cash balances.

On August 1, 2003 we entered into an asset purchase agreement with WAM!NET, a leading global provider of content management and delivery services, to acquire certain assets related to its commercial business operations including their commercial customer contracts and related customer premise and other equipment. Under the terms of the agreement we made an initial payment of $3.0 million for the acquired assets and have accrued an additional $4.6 million in current liabilities for the estimated earn-out which will be determined in April 2004 and paid in nine equal monthly installments. We have the option to pay the earn-out in cash or a combination of cash and up to one-half of the total purchase price in SAVVIS common stock. The final payment amount will be determined based on revenue performance of the acquired customers. The estimated purchase price has been allocated to property and equipment and customer contracts based on their relative fair values. Revenue from WAM!NET was $4.4 million for the three and nine months ended September 30, 2003.

Cash used in operating activities decreased to $4.3 million for the nine months ended September 30, 2003 from $37.1 million in 2002. The $32.8 million improvement is primarily due to a reduction in the payments of accounts payable of $48.4 million offset by a reduction in collections of account receivable of $15.8 million in 2003 versus 2002. Payments that had been delayed in 2001 pending the issuance of the Preferred Stock (“Preferred”) were settled during the nine months ended September 30, 2002.

Net cash provided by investing activities for the nine months ended September 30, 2003 was approximately $17.2 million, an increase from the $4.1 million used during the nine months ended September 30, 2002. This increase results from the receipt of $35.0 million in cash related to the sale of our Hazelwood, Missouri data center, as described above, partially offset by $3.1 million used in the purchase of WAM!NET’s assets, also described above, and an increase in our capital expenditures of $9.8 million primarily for new customer equipment related to the Intel customer transition and certain network enhancements.

Net cash used in financing activities was $15.9 million for the nine months ended September 30, 2003 as compared to net cash provided by financing activities of $72.6 million in the prior period. The $15.9 million use of cash in 2003 includes the $12.9 million reduction in debt outstanding with GECC related to the sale of our Hazelwood, Missouri data center described above. The cash provided in 2002 was largely due to the initiation of our recapitalization efforts in March 2002 resulting in issuance of Preferred in March, June and September of 2002. As more fully described below, we issued approximately $203.1 million of Preferred in exchange for a combination of cash, accounts payable and debt. The proceeds from the Preferred were used to settle all outstanding obligations to Bridge, to make scheduled payments on capital lease obligations and to support our working capital requirements, including payments of past due balances with certain of our vendors.

In September 2002, we raised $22.6 million in cash from the issuance of Preferred to Welsh Carson.

In June 2002, Preferred totaling $20.0 million was issued to Constellation Ventures in exchange for cash. We also issued five-year performance warrants to Constellation Ventures to acquire shares of common stock at $0.75 per share which it will earn the right to exercise if it meets certain performance criteria related to aiding us in winning new business. As of September 30, 2003 this performance criterion has not been met. A non-cash compensation charge will be recorded over the anticipated vesting period if SAVVIS estimates that the performance criteria will be met. In addition, we issued $2.4 million of Preferred in satisfaction of certain vendor obligations.

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

We entered into an agreement with Bridge wherein we agreed to pay Bridge $11.9 million in satisfaction of $27.5 million representing all amounts due to Bridge. We also agreed not to pursue the collection of $18.7 million of pre-petition receivables owed to it by Bridge and to assign to Bridge any claims it had against other Bridge entities with the exception of Bridge Canada whereby we retained our right to receive a pro rata distribution of assets from the liquidation of Bridge Canada which were collected during the six months ended June 30, 2003. All amounts due under the settlement agreement were paid in March 2002.

A release by a certain vendor from all obligations under the agreements in exchange for $2.5 million paid in installments over 18 months and other commercial arrangements.

As part of the related March 2002 recapitalization, we also issued five-year warrants to purchase 16.1 million shares of SAVVIS’ common stock at $0.75 per share.

Our customer contracts generally span multiple periods, which result in us entering into arrangements with various suppliers of communication services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending level allocated ratably over the contract terms are approximately $7.9 million, $36.3 million, $23.6 million, and $10.4 million in years 2003, 2004, 2005, and 2006, respectively. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of September 30, 2003, the maximum termination liability would amount to approximately, $46.2 million.

In August 2000, we entered into a 20-year agreement with Kiel Center Partners, L.P. (“KCP”) pursuant to which we acquired the naming rights to an arena in St. Louis, Missouri. Total consideration for these rights amounted to approximately $71.8 million, including 750,000 shares of our common stock issued to KCP, which had a fair value of $5.8 million at issuance and $66.0 million of cash payments to be made from 2002 through 2020. As of September 30, 2003, we had approximately $2.8 million of remaining deferred charges resulting from the issuance of common stock under this agreement.

As of September 30, 2003	PAYMENTS DUE BY
(in thousands)	TOTAL	LESS THAN 1 YEAR	2 – 3 YEARS	4 – 5 YEARS	AFTER 5 YEARS

Capital lease obligations	$958	$945	$13	$—	$—
Operating leases and naming rights agreement	143,094	11,334	20,401	20,521	90,838
GECC long-term capital leases(1)	80,565	—	13,541	67,024	—
Unconditional purchase obligations	78,251	35,917	40,084	2,250	—

Total contractual cash obligations	$302,868	$48,196	$74,039	$89,795	$90,838

(1)	Includes interest payments of $25.6 million over the life of the capital lease obligations. As discussed above, we closed an agreement with Reuters on July 28, 2003, whereby we sold our data center located in Hazelwood, Missouri and used $12.9 million of the $35.0 million in gross proceeds to reduce our outstanding debt with GECC resulting in total payments due of $80.6 million of which $67.0 million are due in year 4-5.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reach a consensus that this guidance should be effective for all revenue arrangements entered into for fiscal periods beginning after September 15, 2003, which for Savvis is the quarter ending September 30, 2003. The adoption of EITF No. 00-21 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN No. 46 was effective upon issuance for certain disclosure requirements and for variable interest entities created after February 1, 2003, and in the first period ending after December 25, 2003 for all other variable interest entities. Adoption of the standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial reporting for certain derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after September 30, 2003. Adoption of the standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure relates to changes in foreign currency exchange rates.

Changes in foreign exchange rates did not materially impact our results of operations. For the three months ended September 30, 2003 and 2002, 8% and 1%, respectively, of our service revenue was denominated in currencies other than the United States dollar and approximately 25% and 22%, respectively, of our total direct and operating costs, excluding depreciation and amortization, loss on sale of data center, non-cash equity based compensation, and asset impairments and restructuring charges, were incurred in currencies other than the United States dollar. For the nine months ended September 30, 2003 and 2002, 5% and 1%, respectively, of our service revenue was denominated in currencies other than the United States dollar and approximately 22% and 23%, respectively, of our total direct and operating costs, excluding depreciation and amortization, asset impairments and restructuring charges, were incurred in currencies other than the United States dollar. We expect these percentages to increase in the periods ahead as our non-United States business base grows. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

The Company has consolidated its principal executive offices in Herndon, Virginia and Town & Country, Missouri to its existing principal executive office at 1 Savvis Parkway, Town & Country, Missouri 63017.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

EXHIBIT INDEX

Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS’ Registration Statement on Form S-1, as amended (File No. 333-90881)).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS’ Registration Statement on Form S-1, as amended (File No. 333-90881)).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS’ Quarterly Report on Form 10-Q, dated August 16, 2002).
3.4	Amended and Restated Bylaws of the Registrant.
4.1	Form of Common Stock Certificate (incorporated by reference to the same numbered exhibit to SAVVIS’ Registration Statement on Form S-1, as amended (File No. 333-90881)).
4.2	Certificate of Designations relating to the Registrant’s Series A Convertible Preferred Stock (incorporated by reference to the same numbered exhibit to SAVVIS’ Current Report on Form 8-K dated March 27, 2002).
4.3	Warrant Agreement, dated as of March 7, 2002, between the Registrant and General Electric Capital Corporation (incorporated by reference to the same numbered exhibit to SAVVIS’ Quarterly Report on Form10-Q, dated May 15, 2002).
4.4	Warrant Agreement, dated as of March 15, 2002, between the Registrant and Nortel Networks Inc. (incorporated by reference to the same numbered exhibit to SAVVIS’ Quarterly Report on Form 10-Q, dated May15, 2002).
4.5	Warrant, dated March 18, 2002, to purchase the Registrant’s common stock issued to General Electric Capital Corporation (incorporated by reference to the same numbered exhibit to SAVVIS’ Quarterly Report on Form 10-Q, dated May 15, 2002).
4.6	Warrant, dated March 18, 2002, to purchase the Registrant’s common stock issued to Nortel Networks Inc. (incorporated by reference to the same numbered exhibit to SAVVIS’ Quarterly Report on Form 10-Q, dated May 15, 2002).
4.7+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital II, L.P. (incorporated by reference to the same numbered exhibit to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).
4.8+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital Offshore II, L.P. (incorporated by reference to the same numbered exhibit to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).
4.9+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to The BSC Employee Fund IV, L.P. (incorporated by reference to the same numbered exhibit to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).
4.10+	Warrant, dated, June 28, 2002, to purchase the Registrant’s common stock issued to CVC II Partners, L.L.C. (incorporated by reference to the same numbered exhibit to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).
10.1	Form of Non-Qualified Stock Option Agreement under the 2003 Incentive Compensation Plan.
10.2++	Amendment No. 4, dated March 15, 2003, to Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited.
10.3++	Amendment No. 5, dated July 23, 2003, to Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited.
10.4++	Amendment No. 6, dated August 19, 2003, to Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited.
10.5++	Amendment No. 7, dated July 25, 2003, to Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited.
10.6++	Settlement Agreement relating to Advertising Inventory under Naming Rights Agreement and Conditionally Modifying Suite License Agreement, dated as of July 30, 2003, among the Registrant and Kiel Center Partners, L.P.
11.1	Calculation of Basic and Diluted per share and weighted average shares used in EPS calculation.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

++	A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

(b) Reports on Form 8-K. On July 29, 2003, we filed a Current Report on Form 8-K with respect to Item 9, Regulation FD Disclosure. On July 31, 2003, we filed a Current Report on Form 8-K with respect to Item 5, Other Events, and on August 11, 2003, we filed a Form 8-K with respect to Item 2, Acquisition or Disposition of Assets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVVIS Communications Corporation

Date October 30, 2003	By: /s/ Robert A. McCormick
Robert A. McCormick Chief Executive Officer

Date October 30, 2003	By: /s/ Jeffrey H. Von Deylen
Jeffrey H. Von Deylen Chief Financial Officer