Form 10-K
period 2003-12-31
SAVVIS COMMUNICATIONS CORP
filed 2004-02-24
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-29375

SAVVIS COMMUNICATIONS CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	43-1809960
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

1 SAVVIS PARKWAY

TOWN & COUNTRY, MISSOURI 63017

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

(314-628-7000)

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2003 was approximately $70,730,669 based upon the last reported closing sales price of $0.90 as reported on the Nasdaq SmallCap Market Index of such equity on such date.

The number of shares of the registrant’s common stock outstanding as of February 19, 2004 was 101,413,324.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Portions of the definitive proxy statement for the 2004 annual meeting of stockholders to be held on May 11, 2004, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

PART I

Page 3	Item 1.	Business

Page 20	Item 2.	Properties

Page 20	Item 3.	Legal Proceedings

Page 20	Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Page 21	Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Page 22	Item 6.	Selected Financial Data

Page 23	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Page 36	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Page 36	Item 8.	Financial Statements and Supplementary Data

Page 36	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Page 36	Item 9A.	Controls and Procedures

PART III

Page 37	Item 10.	Directors and Executive Officers of the Registrant

Page 37	Item 11.	Executive Compensation

Page 37	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Matters

Page 37	Item 13.	Certain Relationships and Related Transactions

Page 37	Item 14.	Principal Accounting Fees and Services

PART IV

Page 38	Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Page 45	Signatures

Page 46	Index to Consolidated Financial Statements

PART I

ITEM 1.	BUSINESS

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

The terms “SAVVIS,” “we,” “us,” “the Company,” and “our” as used in this report refer to SAVVIS Communications Corporation, a Delaware corporation, and its subsidiaries, except where by the context it is clear that such terms mean only SAVVIS Communications Corporation.

OVERVIEW

SAVVIS provides outsourced network, computing, and application services to businesses worldwide. We strive to deliver fully integrated solutions, built on SAVVIS’ global infrastructure and based on a virtualization technology that offer our customers lower total cost of ownership, increased availability, and improved operations.

The SAVVIS service platform was developed to support the most demanding real-time data collection and distribution applications of the financial services industry. Known as The Network That Powers Wall StreetTM, SAVVIS connects financial institutions to high performance applications such as market data, electronic trading, and straight through processing. Based on this track record and heritage in financial services, SAVVIS has expanded its customer base to include other industries with mission critical applications such as legal, media, retail, professional services, healthcare, and manufacturing.

As businesses in all industries continue to differentiate themselves through powerful applications, SAVVIS has positioned itself to deliver the technology infrastructure services needed to support these applications.

HISTORY

SAVVIS Communications was incorporated in Delaware in 1998. SAVVIS initially offered Internet access to local and regional Internet service providers, pioneering the use of Private Network Access Points (“PrivateNAPs”) to bypass the Internet’s most significant performance bottlenecks. In April 1999, SAVVIS was acquired by Bridge Information Systems, Inc. (“Bridge”), then a global provider of real-time/historical financial information and news. Bridge had constructed a highly redundant, fault tolerant network and computing infrastructure based on IP (“Internet Protocol”) and ATM (“asynchronous transfer mode”) technologies to provide its services to some of the largest financial companies and institutional investors in the world. In September 1999, the two networks were combined and renamed the SAVVIS Intelligent IP NetworkSM.

On February 18, 2000, SAVVIS conducted an initial public offering (“IPO”) and began trading on the Nasdaq under the symbol SVVS. SAVVIS used part of the proceeds of the IPO to acquire the network and computing assets of Bridge, and hired the employees of Bridge who operated those assets. In addition, SAVVIS entered into an agreement to provide network services to Bridge and its world-wide client base. In 2001 Bridge went into bankruptcy and Reuters Limited (“Reuters”) and Moneyline Telerate and Moneyline Telerate International (“Moneyline”) agreed to acquire substantially all of Bridge’s assets. In the fall of 2001, SAVVIS entered into network service agreements with Reuters and Moneyline Telerate and Moneyline Telerate International, effectively replacing the agreement with Bridge who was in the process of liquidation.

During 2002, SAVVIS raised over $200 million to reduce our outstanding debt and invest in our sales and marketing opportunities.

Additionally, in 2002, SAVVIS was chosen by Intel Online Services (“IOS”) to provide managed hosting services to IOS clients in the United States, United Kingdom and Japan under contracts SAVVIS entered into directly with former IOS customers. In 2003, the Company entered into leases and assumed management of IOS data centers located in Santa Clara, California; Chantilly, Virginia; London; and Tokyo to serve these clients.

In July 2003, SAVVIS entered into an agreement with Reuters whereby we sold Reuters our data center located in Hazelwood, Missouri, leased back approximately one-third of the data center for five years with a five year renewal option, and allowed Reuters to buy-down a portion of its minimum revenue commitments under their 2001 network services agreement with us.

In August 2003, SAVVIS entered into an asset purchase agreement with WAM!NET, a leading global provider of content management and delivery services, to acquire certain assets related to its commercial business operations, including their commercial customer contracts and related customer premise and other equipment. The integration of application services from WAM!NET and SAVVIS, along with SAVVIS’ global infrastructure, resulted in the creation of WAM!NET Media Services.

In January 2004, SAVVIS signed a definitive agreement to purchase substantially all of the assets of Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc. together with the assets of certain of their affiliates (“CWA”). CWA, wholly-owned by Cable and Wireless PLC, provides a range of network and hosting services, including internet access to a Tier 1 network, collocation, hosting and other value-added services such as managed security and content distribution. SAVVIS expects to complete the transaction in March 2004.

BUSINESS STRATEGY

SAVVIS’ business strategy is to provide a portfolio of flexible, integrated, managed, and global outsourced technology infrastructure services that can be purchased in part or in whole and to support a broad range of business applications. This product portfolio is particularly well suited to businesses with high performance applications, offices in multiple countries, and a desire to focus internal IT resources on developing applications that differentiate their business rather than building and managing network/hosting infrastructure.

SAVVIS’ strategy is based on the following three competencies:

Outsourced Infrastructure Services

SAVVIS’ outsourcing approach focuses on delivering managed infrastructure services that include network, hosting, and applications. Traditional outsourcers offer mainly operational savings over long term contracts with large enterprises. SAVVIS has developed an infrastructure services platform from which it can deliver high-availability services to businesses of all sizes over 1-3 year terms with both operational and technology savings. These solutions leverage a proprietary end-to-end management system and virtualized technologies so that small to mid-size businesses, typically Fortune 2000 companies, can receive improved availability and flexibility from technology infrastructure and allocate their key IT personnel to other value added projects for their business.

End-to-end Management System

Fundamental to SAVVIS’ strategy is proprietary management software that provides monitoring and management. Traditional outsourcers use separate management systems for each client configuration. SAVVIS’ integrated management platform is used to manage all client solutions end-to-end. For example, configuring a new product for a client could impact multiple infrastructure and customer premise systems including edge routers, firewalls, switches, and access devices. This process is automated through SAVVIS proprietary software. The same is true for monitoring, where proprietary software proactively monitors over 30,000 devices connected to the SAVVIS network.

Virtualized Technologies

SAVVIS has made strategic decisions to be at the forefront in implementing virtualized technology across the solution portfolio. Virtualization addresses one of the biggest inefficiencies in a business’s information technology operation – underutilization of resources. On average, servers, storage, and networks are running at 50% capacity. Through virtualization, SAVVIS can create pools of highly reliable server, storage and network resources that can be dynamically allocated to individual clients. Each client receives their own dedicated and secured slice of the resource pool completely independent of other clients. Each slice is fully utilized and easily scalable resulting in significant cost savings and improved availability for the customer.

PRODUCTS AND SERVICES

Core Utility Services

SAVVIS’ Core Utility Services portfolio includes managed network and hosting solutions.

MANAGED NETWORK

SAVVIS offers three sets of network services: Private IP VPNs, Internet, and Managed Voice. These services can be purchased individually or in combination. The network portfolio emphasizes high performance and availability, end-to-end management and monitoring, any-to-any connectivity, security, and cost effectiveness.

IP VPN

SAVVIS’ Private IP VPN, called Intelligent IP NetworkingSM, is a high performance network platform for a client’s managed voice, video, and data applications. The unique architecture of Intelligent IP allows SAVVIS to deliver network solutions that combine the reliability, performance and security of private networks with the scalability and flexibility of the Internet.

At the core of Intelligent IP is SAVVIS’ global ATM network backbone which extends to 45 countries. Most other network solutions require that all applications receive the same network service levels. ATM technology allows SAVVIS to offer private network solutions in which each application running on the network can be assigned one of five guaranteed service levels. Thus applications receive the network performance they need and clients save money by not over-building their network.

Embedded into the SAVVIS backbone is virtualization technology that allows SAVVIS to offer any-to-any connectivity without complex meshing schemes or routers at the customer site. Through virtualization, SAVVIS can define thousands of individual, secure networks using simple software parameters instead of installing, maintaining, and periodically upgrading complicated routers at the customer site.

The combination of ATM and virtualization technologies allow the customer to “plug into” the SAVVIS network cloud and receive the services they need at a price that is significantly lower than if they built the networks themselves or outsourced to a traditional telecommunications company.

Internet Access

SAVVIS provides Internet Access services on a managed or unmanaged basis. The managed offering includes installation and technical support to deliver the service; in-network services such as security are also available. The SAVVIS Internet service is designed for businesses that run mission critical applications over the Internet. SAVVIS offers its customers a wide range of scalable Internet access methods ranging from DSL through OC-3 and Ethernet access. SAVVIS is also able to include Internet service as part of a private IP VPN solution so that a company can use a private network to connect its offices, and the Internet to reach it customers or partners.

SAVVIS pioneered the use of strategically located PrivateNAPs to provide businesses with the most direct route to the Internet. PrivateNAPs avoid the Internet’s public access points, the source of most performance bottlenecks. Today, SAVVIS operates 14 PrivateNAPs including international locations in London, Tokyo and Singapore. SAVVIS has also deployed 133 Points of Presence (PoPs) in 45 countries. PoPs allow clients to plug into the SAVVIS network via a low cost “local loop.” Customer traffic is then routed through a PrivateNAP resulting in a direct connection to the ultimate Internet destination over 95% of the time. In contrast, most competitive ISPs must traverse multiple public access points to reach the desired location.

Managed Voice

In the third quarter of 2003 SAVVIS, along with its partner AccessLine, launched a managed voice services product family, which included services such as conferencing, find me/follow me access, 1-800, and automated voice response as well as integration with our managed VPN voice service currently under development. These fully managed, network-based IP-voice solutions are designed to assist IT organizations improve total cost of ownership, enhance employee productivity and reduce monthly costs by capitalizing on the benefits associated with converged access of voice and data services.

The virtualized design of these services allows customers to tap into all benefits of IP-voice without having to discard existing equipment or outlay capital for new equipment. SAVVIS’ approach is unique and in contrast to large carriers and independent voice providers who, while offering IP-voice and/or hosted voice services, cannot “mix and match” them with existing legacy systems without additional capital investment.

HOSTING

Hosting services from SAVVIS are sold under the Intelligent HostingSM brand name. Intelligent Hosting solutions include the full management of customer hardware, operating systems, and servers within a secure, reliable data center environment. By selecting SAVVIS to outsource their applications infrastructure, clients can eliminate most up-front capital expenditures for equipment, reduce the ongoing expense of supporting computing environments, and can focus on building differentiating services and applications. The SAVVIS Command Center provides clients full visibility into their hosted environments, giving them greater control and oversight over their systems than is typically found with an in-house solution.

SAVVIS manages a total of more than 7,500 servers for Intelligent Hosting customers in its data center facilities located in St. Louis, San Francisco, Santa Clara, Northern Virginia, London, Tokyo and Singapore. Traffic is distributed over SAVVIS’ highly rated Internet backbone or via a private network solution developed to meet the customer’s Intranet or Extranet requirements. Through the Intelligent Hosting product set, SAVVIS can satisfy complex hosting needs with its tailored ‘a la carte’ service offering or provide pre-packaged “Fast Pack” solutions designed to support web, enterprise and database applications.

Application Services

On top of its infrastructure platform, SAVVIS is delivering a series of application services designed to enhance industry workflows. In 2003, SAVVIS launched application services for the media and financial services industries.

WAM!NET Media Services

In August, 2003 SAVVIS acquired certain assets of WAM!NET, a leading global provider of content management and delivery services. The integration of application services from WAM!NET and SAVVIS, along with SAVVIS’ global infrastructure, resulted in the creation of WAM!NET Media Services. This suite of services, designed for the SAVVIS application services for the media industry provide a shared-managed infrastructure tied to applications that streamline process and workflow around the creation, production and distribution of digital content for media industries. These services help companies to manage, share, store, and distribute their digital content inside of their organization, and throughout supply chains outside of their enterprise through a single access point and a single system.

With an open and scalable infrastructure, SAVVIS media application services enable customers to easily plug into a collaborative workflow and connect to their global communities of interest easily. Media customers can gain considerable productivity, time-to-market, and cost-saving benefits while eliminating time-intensive and costly analog steps in their workflows, IT management and maintenance requirements, and technology obsolescence that are generally associated with simple software utilities or proprietary networks.

Data Delivery Utility

In December, 2003 SAVVIS announced a partnership with HyperFeed, a developer of ticker plant technology, software and managed services for the financial markets, to launch Data Delivery Utility, a global network distribution service for financial applications and content. In addition, the new service offers end-to-end Service Level Agreements (SLAs) that guarantee network performance. SAVVIS has the exclusive rights to distribute the Data Delivery Utility worldwide.

SAVVIS Data Delivery Utility seamlessly integrates HyperFeed’s managed services and software with SAVVIS’ global infrastructure and management and monitoring systems. This combination allows the industry to “plug into” a high-performance, yet turnkey utility service for the normalization, data-basing, integration and transmission of high performance, real-time direct data sources. This service is designed for exchanges, financial institutions, content providers, and applications developers with needs for the consumption and transmission of real-time, directly sourced financial information.

CUSTOMER SERVICE

SAVVIS’ goal is to provide the highest level of customer service in the industry. We believe that high quality customer service is critical to attracting and retaining customers. We commenced business in 1996 and have grown our customer base to approximately 3,600 as of December 31, 2003.

Unlike most other service providers, who typically split customer service into separate discrete departments, SAVVIS built its customer service as a cohesive centralized operation. This means that all service calls are assigned a single point-of-contact in one of our three worldwide Operation Centers located in St. Louis, London, and Singapore. This single point of contact works with team members who are accountable for the performance of each customer’s SAVVIS solution. This unique strategy is the foundation of SAVVIS’ customer care both at service installation and in ongoing support.

SAVVIS Service Installation Process

We significantly reduce the complexity and cost of the service installation process by having a single point of contact, as well as using one automated, company-wide system. With SAVVIS’ automated installation process, the local loop is ordered, the customer premises equipment (“CPE”) is configured, routing policies are established, and circuits are provisioned once a site is entered into the customer management system. This single integrated system reduces costs, chance of human error, and install time. Because the CPE is a simple bridging device, not a complicated router, there is no need for SAVVIS to dispatch highly trained engineers to install connectivity devices at the customer sites, thus lowering costs to the customer while maintaining a high level of service.

SAVVIS Ongoing Support

Once a customer is up and running with SAVVIS, the customer is turned over to our Client Services Group. This group, which assigns a single point of contact to each customer call, is supported by powerful automated systems. SAVVIS proprietary systems monitor 30,000 devices attached to SAVVIS’ network, providing 10 data points every 30 seconds, which exceeds the capability of off-the-shelf software solutions. In addition, SAVVIS has developed proactive automated systems to help prevent outages before they happen. SAVVIS systems continuously analyze data against performance thresholds to ensure optimal service. When a threshold is not met, an alert is automatically generated and routed to a technician who’s trained to resolve the issue. As a result of these systems and processes, SAVVIS is able to alert its customers within 15 minutes of an occurrence, regardless of whether the occurrence is service affecting.

Service Level Agreements (“SLA”)

SAVVIS offers end-to-end SLAs that provide guarantees for network availability, throughput, latency, packet loss, and jitter. This SLA covers network performance within SAVVIS’ global infrastructure and to the customer’s site.

GLOBAL OPERATIONS

Facilities

SAVVIS clients “plug into” the SAVVIS infrastructure and receive services through hundreds of PoPs in 45 countries. PoPs are secured facilities that provide highly reliable, direct access to SAVVIS high-speed telecommunications infrastructure. SAVVIS provides network connectivity through an extensive global infrastructure that includes 300+ ATM and Frame Relay switches, 200+ backbone routers, and 17,000+ access devices on customer locations.

The SAVVIS network is designed with highly redundant backbone infrastructure including diversely routed long haul and local access connections from multiple carriers. This backbone network uses a ring architecture so that at least two diverse paths exist between switching facilities resulting in a self-healing, fault-tolerant network.

Operations Centers

Our global network operations center located in St. Louis, Missouri, operates 24 hours a day, 365 days a year, and is staffed by highly skilled technicians. SAVVIS also maintains regional network operations centers in London, Singapore, and Tokyo. These regional centers ensure backup for the St. Louis facility. From the operations centers, SAVVIS remotely monitors the components of the global infrastructure, performs diagnostics, and maintains equipment. SAVVIS also operates data center facilities around the globe, with one of the highest levels of security, redundancy, availability and on-site support. SAVVIS’ data centers are located in: St. Louis, San Francisco, Santa Clara, Northern Virginia, London, Tokyo and Singapore.

Management and Monitoring Systems

SAVVIS uses proprietary systems and software to run the applications infrastructure for its customers. Using this software, SAVVIS provides real-time monitoring for thousands of servers and storage devices, network circuits, and CPE worldwide. SAVVIS also provides easy-to-use Web-based tools, allowing clients to monitor the critical elements of their solutions. We have real-time access to system performance statistics by day, week, or month including views into CPU utilization, disk capacity, processor capacity and network interface traffic. These systems are completely integrated, allowing clients to monitor both hosting and network services.

SALES AND MARKETING

SAVVIS reaches potential new customers through a combination of direct sales and a network of outside agents and resellers. SAVVIS also services and up-sells our current customer base through our internal Client Solutions Team. As of December 31, 2003, 306 full-time persons were employed in the areas of sales, sales support, product management and marketing.

Direct Sales

SAVVIS’ direct sales force utilizes a “solution selling” approach to understand a client’s application infrastructure requirements. Once a prospect is qualified, SAVVIS engages product and engineering experts to design the final solution for the customer. With this approach, SAVVIS is able to develop a strong relationship with the client, enabling us to maximize the value derived from SAVVIS solutions. All direct sales representatives take part in extensive training program designed to develop in-depth consultative selling skills so they can better understand customers’ complex network, hosting, and application requirements and help develop tailored solutions.

Agent and Resellers

SAVVIS partners with leading agents and resellers who either sell SAVVIS products themselves or refer business to one of our direct channels to close. SAVVIS partnership programs include the following options:

•	Referral Partner – SAVVIS recruits agents who can earn a one-time commission when prospects referred by them purchase services from SAVVIS.

•	Sales Partner – SAVVIS recruits agents who are willing to make a dollar level commitment to drive business to SAVVIS, and in turn can earn a continuous revenue stream as they market SAVVIS products and services.

•	Business Partner – SAVVIS Business Partners represent SAVVIS with a Certified Partner designation. They receive tailored training, support, and tools to aggressively sell our services into their own client base.

•	Reseller Program – These companies can market and sell SAVVIS’ complete line of services to their own customers, either under the SAVVIS brand or their own private label.

Client Solutions

SAVVIS’ Client Solutions Team is responsible for managing and expanding the relationship with existing customers. The team alerts customers when they begin to outgrow their SAVVIS services and works with them to maximize the performance of their solutions. They also introduce new SAVVIS services to clients and build a plan, when appropriate, for integrating these services into their current solutions. Finally, they work closely with clients as their contract renewal approaches, advising them on the best way to leverage the portfolio of SAVVIS services.

Marketing

SAVVIS is a business-to-business (B2B) company whose marketing programs are targeted at information technology executives, as well as line of business and finance executives, in the B2B marketplace. SAVVIS uses brand awareness and direct marketing programs to generate leads, accelerate the sales process, retain existing customers, and promote new products to existing and prospective customers. SAVVIS print advertisements are placed in trade journals, newspapers and special-interest publications. SAVVIS also participates in industry conferences and uses direct mail, e-newsletters, surveys, telemarketing, Internet marketing, on-line and on-site seminars, collateral materials, welcome kits and direct response programs to communicate with existing customers and to reach potential new customers. SAVVIS authors and publishes articles about our industry in general and SAVVIS’ approach specifically in leading trade journals. Additionally, SAVVIS works closely with industry analysts and the press so that they understand and can communicate the value of SAVVIS services. SAVVIS closely tracks the impact and effectiveness of its primary marketing programs.

CUSTOMERS

We currently provide services to approximately 3,600 customers. From December 31, 2002, our customer count has grown by approximately 1,700 customers, with Reuters and Moneyline each representing a single customer.

In 2001, SAVVIS entered network service agreements with Reuters and Moneyline, effectively replacing the agreement with Bridge, which was in the process of liquidation. The Moneyline agreement was extended in October 2002 for an additional three years, expiring in September 2009. Reuters, representing 33%, 43%, and 13% of revenue for the years ended 2003, 2002, and 2001, respectively, is SAVVIS’ largest customer. Moneyline represented 22%, 30%, and 6% of revenue in 2003, 2002, and 2001, respectively. Bridge, which was our largest customer through the fall of 2001, represented approximately 1% and 55% of our 2002 and 2001 revenues, respectively. There was no revenue from Bridge in 2003. No other individual customer accounted for more than 5% of our revenues during the year ended December 31, 2003. SAVVIS also provides services to many financial service companies and a diverse group of enterprises in legal, retail, media, healthcare and professional services industries.

Our contracts with our customers are typically for one to three years in length. Many of our customer contracts contain service level agreements that provide for service credits should we fail to maintain specified levels of quality.

COMPETITION

SAVVIS competes against traditional telecommunications companies and large-scale systems integrators for network and hosting services, a wide range of providers in the voice space, and point software and service solutions providers in the application services market. Many of our competitors provide SAVVIS with underlying infrastructure requirements or incorporate SAVVIS services into their own portfolios.

Traditional Telecommunications Companies

This category includes companies such as AT&T, Equant, MCI, Qwest, and Sprint. These traditional carriers are attempting to build off of their legacy voice and data business to expand into IP VPNs and Hosting.

Large Scale Systems Integrators

Leading companies in this category include IBM, EDS, and Accenture. These companies tend to focus on large scale, long-term systems integration projects and outsourcing contracts that include hiring a large portion of the client’s staff.

Voice Providers

Independent Local Exchange Carriers (ILECs) such as SBC and Verizon, Voice Service Providers (VSPs) such as Masergy and GoBeam, IntereXchange Carriers (IXCs) such as MCI, Sprint, and AT&T, and hardware manufacturers such as Cisco and Avaya, are all competing in the growing IP-voice market.

Companies with more traditional voice experience, such as the ILECs and IXCs, are focused on converting their existing customers from traditional voice to IP-enhanced services such as IP-Centrex and IP-PBX solutions. Companies in the VSP space are focused on offering enhanced hosted voice services. Hardware manufacturers are seeking to sell IP-voice devices that enable customers to create their own IP-voice solutions.

Point Software and Service Solutions Providers

The primary competition for WAM!NET media services is companies building their own in-house solutions that include networks, file servers, and software applications for digital file delivery as well as digital content management. Stand-alone competitors, such as VIO or Quickcut, provide subscription based file delivery via the Internet or private networks. Finally, shipping services such as Federal Express and United Parcel Service compete by hand delivering printed and digital media.

REGULATORY MATTERS

Overview

The following section describes laws and regulatory developments that we believe are currently applicable to our business. It does not cover all present or pending federal, state, local or foreign regulations affecting the communications industry.

Regulatory Analysis by Service Type

SAVVIS’ provides a portfolio of flexible, integrated, managed, and global outsourced technology infrastructure services that can be purchased in part or in whole and to support a broad range of business applications. Our portfolio includes a full range of manged communications as well as applications services, which we market under various trade names. Our communications-related services include Managed IP, High Bandwidth Internet Access, Hosting, and Managed Voice Services. We also anticipate providing private line services in the near future in connection with our anticipated acquisition of the Cable & Wireless USA assets.

Managed IP

The core of our managed IP services business is providing managed data networking services to corporate customers. The managed data networking services that we provide are generally characterized by regulators as data transmission services or value added services . We are authorized by law or by individual license or a general authorization obtainable by simple notification or declaration by an automatic “class” license to provide these services in all countries in which we expect to generate significant revenue from managed IP services, including the United States, United Kingdom, and Japan, as well as other major markets in North America, the European Union, and Asia.

High Bandwidth Internet Access

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

However, because Internet and IP technology remains a relatively recent development, regulations concerning Internet access remain ill defined or in flux in many countries, including in the United States. There is a risk, for instance, that customers may attempt to use our network to access the Internet in countries that may prohibit or restrict such access or, after accessing the Internet, may create or view content or engage in other activities that certain countries may wish to prohibit or restrict. We may limit this risk by discontinuing such access if measures are taken or threatened by the pertinent authorities to restrict the use of our network for these purposes.

Hosting

The hosting services that SAVVIS currently provides in the United States and other foreign countries are generally not considered telecommunications service per se, however, regulations concerning data protection may be applicable. Our data center facilities are designed to ensure a secure environment in which customers locate mission critical networking hardware, which enables us to provide value-added hosting management and service options including server management, operating system management, colocation, hardware management and space and environmental provisioning. Like in the United States, most countries, hosting is a relatively new product offering and therefore communications regulations do not specifically address it.

Managed Voice

We offer a wide range of range of voice enhancement capabilities to our business customers. Our hosted telephony services are designed to enable the layering of a broad set of IT and telephony services on both PBX and IP/SIP-based voice networks. These services are designed to work with both legacy and IP-based voice networks and additional services can be implemented as needed. Voice over the Internet or voice over IP (collectively referred to as “VOIP”) may be regulated as traditional voice service in certain countries. Moreover, countries that today impose few restrictions on the provision of Internet services, including VOIP, may, in the future, adopt rules regulating VOIP services in a manner similar to the way they regulate basic voice telecommunications services. To date, the United States’ Federal Communications Commission (“FCC”) has declined not to treat VOIP as it does traditional voice services, however, various state public utility commissions have taken steps to eliminate the regulatory distinctions. Various courts are in the process of reviewing the state actions and the FCC has initiated a public inquiry to investigate the migration of voice services to IP-based networks and gather public comment to help it develop an appropriate regulatory environment for these services. We cannot predict the ultimate outcome of these various federal, state and court proceedings, and thus the future regulatory classification of VOIP remains uncertain.

Domestic Private Line and International Private Line Services

In connection with our anticipated acquisition of the Cable & Wireless assets in the United States, we anticipate introducing domestic and international private line services during the first quarter of 2004, upon obtaining the required FCC authorizations. Our Private Line Services will provide a digital transmission channel of defined bandwidth between two points. Direct connectivity between fixed points will be available within the United States, between the United States and the United Kingdom and between the United States and other locations in Europe and Asia where the company has nodes to accommodate the service. Because the service is protocol independent and highly resilient, it can be designed to meet a variety of customer requirements that can carry data, digitized voice, fax, video, multimedia or any other form of digital transmission. Customers will be able to purchase capacity on a wholesale or unmanaged basis; leased annually or on an IRU basis. Services are most often used by large multinational companies as part of a private corporate network to carry mixed voice, high speed data or for LAN interconnection and by other carriers and Internet service providers. Private line services are regulated as telecommunications in the United States by the FCC. We have obtained domestic 214 authorization from the FCC and applied for international 214 authorization to provide these services. In addition, we have filed applications with the FCC to approve the transfer of telecommunications assets to us from Cable & Wireless. While we cannot guarantee when or that we will be awarded the requisite authorizations and approvals, we do not foresee any impediments at this time to our ultimately obtaining them.

Application Services

Our broad set of application services are provided over a shared-managed infrastructure and tied together with various applications to streamline process and workflow for the creation, production and distribution of digital content. These services allow companies to manage, share, store, and distribute their digital content within their organization and externally throughout their supply chains using a single access point and system. These application services are not generally subject to communications regulations.

Future Regulatory Developments

With respect to all of our current services, we do not foresee the emergence of any significant regulatory issues that will prevent us from selling any of them in accordance with our business plan. Even if certain of our services, such as VOIP, which do not require licensing today become subject to licensing requirements, we do not anticipate the erection of any significant barriers or imposition of significant costs that would prevent us from obtaining the requisite authorizations in any of our principal markets. However, we cannot guarantee that governments will not institute laws and regulations that may impact the provision of these services and/or increase our costs for providing them.

U.S. REGULATORY MATTERS

With the exception of our anticipated introduction of Private Line Service, our existing Internet access and manged IP, hosting, and voice services are generally not regulated by the Federal Communications Commission (“FCC”) or any other government agency of the United States or public utility commissions of the individual states at the present time, other than regulations that apply to businesses generally.

Federal Regulatory Matters

The United States Telecommunications Act of 1996 distinguishes between telecommunications services and information services. This Act defines “telecommunications services” as “transmission, between or among points specified by the user, of information of the user’s choosing, without change in the form or content of the information as sent and received.” The Act establishes that the provisioning of interstate telecommunications services or international communications by wire on a common carrier basis requires FCC authorization, as well as contributions to the federal universal service fund (“USF”). Providers of telecommunications services on a private carrier basis are not required to obtain a specific authorization, but are nonetheless required to make USF contributions based on international and interstate telecommunications revenues.

This Act defines “information services” as “the offering of a capability for generating, acquiring, storing, transforming, processing, retrieving, utilizing, or making available information via telecommunications.” Certain services may have components of both “telecommunications” and “information.” In its 1998 Report to Congress on Universal Service the (“Stevens Report”), the FCC identified such services as “hybrids,” defined as “services in which a provider offers a capability for generating, acquiring, storing, transforming, processing, retrieving, utilizing or making available information via telecommunications, and as an inseparable part of that service transmits information supplied or requested by the user.” The FCC has determined that certain hybrid services are exempt from federal regulation and will be treated like information services.

Excluding Private Line Service which we plan to offer in the near future, we believe that the products and services we offer, whether on a facilities or resale basis, generally qualify as information services as defined by the Telecommunications Act or exempt hybrid services as classified by the FCC and thus are not subject to federal regulation. There remains some uncertainty at the FCC regarding the distinction between information and telecommunications services.

For instance, with respect to universal service, in the Stevens Report, the FCC stated that “in those cases where an Internet service provider (“ISP”) owns transmission facilities, and engages in data transport over those facilities in order to provide an information service, we do not currently require it to contribute to universal service mechanisms.” The FCC also explained that while it may be “advisable” to require facilities-based ISPs to contribute, it would refrain from doing so because of “significant operational difficulties associated with determining the amount of an Internet service provider’s revenues to be assessed for universal service purposes and with enforcing such requirements.” These same operational difficulties and enforcement problems could also theoretically apply to other types of facilities-based enhanced data service providers.

In addition, at least one federal appeals court has found that, when an ISP owns the transmission facilities, it provides “telecommunications” services as defined in the 1996 US Telecommunications Act. In response partially to that decision, the FCC has taken a number of steps to address the regulatory status of access to the Internet over cable and other facilities. Accordingly, the FCC continues to consider whether or not facilities-based providers of Internet access services should be required to unbundle the “information” portion from the “telecommunications” portion of their services. If the FCC adopts such a requirement, all facilities-based ISPs could be required to contribute to the USF based on revenues derived from providing the telecommunications services underlying provision of their information service offerings. To the extent that we elect to become or are deemed to be a facilities-based ISP, we could therefore be required to make these USF contributions.

There are numerous proceedings pending before the FCC regarding the appropriate regulatory classification of broadband Internet access services, and other data transmission services. Although the FCC has tentatively concluded that broadband wireline Internet access services are “information services”, there is no guarantee that the FCC will adopt this tentative conclusion, or that the FCC will not impose regulatory obligations on providers of broadband Internet access services, such as USF contribution requirements. Even if the tentative conclusion is adopted, it is unclear what effect such a ruling would have on the regulatory classification of our data networking services. In February 2003, the FCC adopted rules for network unbundling obligations of incumbent local exchange companies (ILECs). The FCC’s decision has been appealed and court review could lead to changes in the new policy. Until these appeals have been exhausted, it is unclear how the FCC’s report and order will effect the level of competition resulting from changes to the ILEC obligations to provide certain unbundled network elements to competitors at discount rates.

Advancements in technology are increasingly narrowing the distinctions, from a customer’s perspective, between traditional or basic telecommunications services and Internet protocol or Internet-based services with respect to voice and thus may lead regulators to reassess their treatment of such services. Indeed, in the Stevens Report, the FCC concluded that some of the services currently offered over the Internet, such as phone-to-phone IP telephone services, may be functionally indistinguishable from traditional telecommunications service offering, and that their non-regulatory status may have to be reexamined. In 2003, a number of state public utility commissions instructed providers of VOIP services to apply for and obtain state authorizations. A number of these providers filed suit, claiming that the FCC has exclusive jurisdiction in this area. These courts are in the process of reviewing the state actions. Partially in response, the FCC has initiated a public inquiry to investigate the migration of voice services to IP-based networks and gather public comment to help it develop an appropriate regulatory environment for these services. We cannot predict the ultimate outcome of these various federal, state and court proceedings, and thus the future regulatory classification of VOIP remains uncertain. There is some risk, therefore, that our VOIP services could be subject to regulation, including requirements to make USF contributions, and that those services could be treated similarly to voice services provided over conventional circuit-switched network facilities for purposes of making payments to local telephone companies for origination and termination of call and for other purposes.

In response to our planned roll-out of private line services, we filed applications with the FCC in January 2004 to obtain both domestic and international 214 authorizations for the provisioning of interstate telecommunications services and international communications by wire on a common carrier basis. In addition, we have filed applications with the FCC to approve the transfer of telecommunications assets to us from Cable & Wireless. Our domestic 214 authorization is already in effect. With respect to the rest, we anticipate that the FCC will grant us these authorizations and approvals, which will enable us to provide certain regulated communications services on both a facilities and leased basis. Additionally, we would become obligated to make USF contributions base on the revenue from the the interstate and international portions of the private line services. However, we do not believe at this time that we will be subject to the jurisdiction of individual state regulatory authorities as it relates to intrastate traffic for these services.

State Regulatory Matters

Intrastate telecommunications services are subject to regulation by the relevant state public utility commission and may be subject to licensing requirements, tariffs, and/or subsidy mechanisms. States also regulate telecommunications services, including through certification of providers of intrastate services, regulation of intrastate rates and services offering, and other regulations. Under the US Telecommunications Act, states retain jurisdiction to adopt regulations necessary to preserve universal services, protect public safety and welfare, ensure the continued quality of communications services and safeguard the rights of consumers. Accordingly, the degree of state involvement in local telecommunications services may be substantial. Furthermore, states generally give municipal authorities responsibility over the access to rights-of way franchises, zoning, and other matters of local concern, which means that localities may also have involvement in the regulation of the telecommunications industry.

With respect to our managed data, hosting and Interenet access services, because SAVVIS bundles its data transmission services with information services, we do not believe our services are regulated at the state level for similar reasons that our services are not regulated by the FCC. However, very little case law exists on the regulation of information or hybrid services at the state level. As such, it is less clear as to how most states currently regulate these types of services. However, generally, state public utility commissions have followed federal interpretations in this area and few of our competitors in the enhanced data service providers industry have obtained state certifications. We do not believe that our private line services will be subject to state authorizations because more than 10% of the revenue will derive from interstate traffic, which places the entire service under federal regulatory jurisdictionl. However, as noted, states are beginning to review the provision of VOIP and some have determined those services to be telecommunications services subject to regulation. How this matter will be solved by the various states, courts and FCC remains an open question.

Future Federal and State Developments.

With the exceptions noted above, we believe that the majority of our services are not subject to state or FCC licensing, reporting or USF obligations. However, various communications services and technologies are currently the subject of judicial proceedings, legislative hearings and administrative actions which could change, in varying degrees, the manner in which the telecommunications industry operates. We cannot predict the outcome of these proceedings, or the impact they may have on the telecommunications or information services industries generally, or on us particularly. In addition, we cannot assure you that future legislative, regulatory or judicial changes in the United States or other countries in which we operate will not have a material adverse impact on our business. To the extent that future regulatory licenses or permissions are necessary or useful for us to provide our services, however, we will seek to obtain those licenses and permissions and do not believe that such applications will be denied or we would face processing delays that will have a material adverse effect on us. Moreover, if new regulations are imposed on our industry, or existing regulations are extended to cover our specific services, these regulations will almost certainly also apply to all similarly situated parties offering comparable services, including our competitors.

INTERNATIONAL REGULATORY MATTERS

SAVVIS’ International Operations and Authorizations.

Our principal markets outside the United States include the European Union and the Asia Pacific Rim. We have network operational centers in London, Tokyo and Singapore, where the majority of our non-United States employees are based. As is true in the United States, the market for our services in each of the major economies within these regions are open to foreign competition. We believe that we are authorized to provide our services under the applicable telecommunications regulations in all countries where we derive substantial business. In certain countries throughout Asia, Latin America, the Middle East and Africa regulatory and market access barriers, including foreign ownership limitations and entrenched monopolies, continue to prevent us from providing services directly to customers. As our business plan does not contemplate our selling a significant amount of services in any of these countries in the near term, we do not believe that our inability to offer services directly to customers in these countries will significantly impact us. Nevertheless, in many of the highly regulated countries in these regions, we are able to provide certain services to our customers indirectly, by partnering with local providers.

European Union

The European Union (EU) adopted measures designed to liberalize the telecommunications networks and services of its member countries in 1998. As required, each of the full EU members have incorporated these principles into their respective domestic legal frameworks while the candidate members, who assume full membership in the EU in May 2004, are each in the process of implementing liberalized telecommunications regimes as well.

The EU has also adopted a series of directives extending telecommunication regulation to electronic communications networks and services, including the Internet. Directive 2000/31/EC provides that network services providers are generally exempt from liability for the content transmitted on their networks and for caching and hosting activities, subject to certain conditions. This directive also states that service providers shall not have a general obligation to monitor content. Directive 2002/58/EC obligates network service providers to implement security measures and to discard customer data as soon as such data is no longer needed for billing. The EU Data Protection Directive imposes significant notice and access obligations on data “controllers,” defined as an entity which determines how personal information will be used and processed. Controllers may engage third parties to assist them in processing the data (e.g., compiling, collecting, storing, and disseminating). Requirements for data processors are less stringent: they may only use or process the data as specified by the controller and they must implement measures to protect the data from loss, alteration or misuse. We believe that with respect to the services we provide our customers, we are a data processor not data controller and comply with the applicable data protection requirements.

While the EU directives were intended to harmonize regulations across Europe with respect to telecommunications, and to a great extent have done so, implementation among member countries has been inconsistent in some areas. For instance, the directives do not apply to national criminal laws, some of which require service providers to retain data and permit government monitoring, while others assess liability for transmitting or storing certain kinds of illegal content. Despite such inconsistencies, and while we cannot predict with certainty how each country within the European Union will implement the EU directives, we note that the general trend toward removing regulatory barriers continues throughout the region, which in turn is condusive to our business in Europe.

United Kingdom

Within the EU, the United Kingdom (UK) is our largest single market. Our network operations center for our Europe, Middle East and Africa (“EMEA”) operations is based in London, as are the majority of our EMEA employees, including the bulk of our European sales force. In addition, we operate a data center outside of London. In 2003, the UK adopted a new Communications Act in 2003, which both replaced the Telecommunications Act 1984 and served to implement the EU liberalization regime. The New Act also created a single regulatory body, the Office of Communications, to oversee the entire electronic communications sector. The UK has implemented key EU Directives through various regulations and Acts. In the UK we hold a Telecommunications Services Class License, which enables us to provide our services to our customers there.

Asia-Pacific Rim

Degrees of liberalization vary significantly with respect to telecommunications among the countries in the Asia-Pacific Rim. Our two primary markets in the region are Japan and Singapore, and we are authorized to provide our services in both countries. Additionally, we operate network operations centers in both Japan and Singapore and a data center in Tokyo. The majority of our Asian employees are based in either Tokyo or Singapore.

Japan

Japan’s Ministry of Public Management, Home Affairs, Posts and Telecommunicatons (“MPHPT”) is in the process of amending the Telecommunications Business Law, with new rules set to take effect in April 2004. The new system will abolish the current system of Type I and Type II Telelcommunication businesses. We currently hold a Special Type II Telecommunications Business License and a General Type II Telecommunications License. Under the new regime, providers will obtain authorizations through a simplified registration or notification system. In addition, the current requirements to file service terms and conditions and tariff are expected to be abolished. These additional steps toward deregulation of the telecommunications sector should afford opportunities to new market entrants and increase competition for current players, which we expect will benefit providers relatively new to the market, such as ourselves.

Singapore

Once characterized as a monopoly, the telecommunications market in Singapore is one of the most liberalized and competitive in the region. We hold a Service Based Operator (Individual and Class) License that enables us to provide our services directly to our customers.

Global Developments

In 1993, 54 countries during the Uruguay Round of World Trade Organization (“WTO”) negotiations made commitments to permit market access for Value-Added Services. This Agreement on Basic Telecommunications Services (the “WTO Agreement”) formally entered into force, binding the signatory countries, in 1998. By the end of 2003, approximately 90 countries and the European Union had made commitments with respect to basic services. Another round of WTO negotiations (referred to as the Doha Round) is underway but not expected to be completed until sometime in 2004, at the earliest.

Despite enactment of the WTO Agreement on telecommunications services, regulatory obstacles continue to exist in a number of signatory countries. Some signatory countries made only limited commitments in terms of the services that they were willing to liberalize and the timeframe in which they were willing to do so. Most of the countries that maintain telecommunications monopolies, however, have generally not participated in the WTO negotiations. Moreover, some less developed signatory countries are not well prepared for competition or for effectively regulating a liberalized market; gaining the requisite experience and expertise is likely to be a long and difficult process. Finally, even in the more liberalized countries, there remains considerable “post-liberalization red tape,” such as complicated licensing rules, foreign ownership limits, high fees and undeveloped competition and interconnection safeguards. Nevertheless, we believe that, overall, the WTO Agreement, and its implementation by the signatory countries, which account for the bulk of global telecomunications revenue, offers us significant opportunities to provide our services on a global basis.

OTHER PERTINENT REGULATORY DEVELOPMENTS

The laws and regulations relating to the liability of network service providers continues to evolve in the United States and abroad, as the use and popularity of the Internet and World Wide Web continues to grow. Accordingly, laws and regulations are being and will likely continue to be adopted at the federal, state, and local levels, as well as in the foreign countries in which we operate, governing such issues as content liability, privacy, consumer protection, child protection, intellectual property, libel, taxation, mass circulation of unsolicited e-mail, gambling, pornography, law enforcement and national security, among others. The implementation of any such legislation could result in direct or indirect regulation of service providers such as ourselves and we may be subject to litigation. In that case, it is likely that we would have to implement additional policies and procedures, and incur additional costs, designed to assure our compliance with the particular legislation and/or to defend against any claims. These costs could have a material adverse effect on our business.

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

EMPLOYEES

As of December 31, 2003, we employed 993 full-time persons, of which 537 were engaged in engineering, operations and customer service, 306 in sales, sales support, product management and marketing, and 150 in finance and administration. None of our employees are represented by a labor union, and we have not experienced any work stoppages to date. We consider our employee relations to be good.

AVAILABLE INFORMATION

Our internet site is at http://www.savvis.net. We will provide to the public on our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”).

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

RISKS RELATED TO OUR BUSINESS

A material reduction in revenue from either of our two largest customers, who combined represented approximately 46% of our revenues in the fourth quarter of 2003, would have a material adverse effect on our business.

Reuters and Moneyline combined accounted for approximately 46% of our revenue in the fourth quarter of 2003 versus 71% in the fourth quarter of 2002. This reduction from prior year was primarily due to the increase in our diversified customer base. While these customers are contractually bound to purchase minimum amounts of our services each year, material defaults by us under the agreements or failure by us to maintain the service level commitments could lead to reductions in the amount of services they purchase and/or termination of the respective agreements. In addition, the contracts provide that a business downturn that negatively impacts either Reuters or Moneyline could also lead to a reduction of their respective obligations to purchase our services.

SAVVIS’ revenue from Reuters was $82.7 million, $102.2 million, and $32.3 million in 2003, 2002, and 2001, respectively. This decline in 2003 resulted from the termination of service locations by Reuters resulting from customer losses and reduced pricing for certain services. Likewise, these customer losses and reduced pricing has had a significant impact on Reuters’ revenue from their own customers over the same period of time. Revenue earned from Reuters minimum revenue obligations in 2003 was $82.2 million. Reuters minimum revenue obligations are $67.7 million, $42.9 million, and $18.1 million in 2004, 2005, and 2006, respectively. Furthermore, Reuters owns 51% of a joint venture company which competes directly with SAVVIS and which was formed to be Reuters preferred network partner. Reuters could migrate material business from SAVVIS to its joint-venture company which could materially reduce our revenues.

Moneyline revenue was $54.4 million, $70.3 million, and $15.5 million in 2003, 2002, and 2001, respectively. As in the case of Reuters, this decline resulted from the termination of service locations by Moneyline resulting from customer losses and reduced pricing for certain services.

The loss of either of these customers or a significant group of our other customers, or a considerable reduction in the amount of our services that either customer purchases or a significant group of our customers purchase, could materially reduce our revenues which, to the extent not offset by cost reductions or new customer additions, could materially reduce our cash flows and financial position. This may limit our ability to raise capital or fund our operations, working capital needs and capital expenditures in the future.

We expect to continue to incur substantial net losses.

We incurred a net loss of $94.0 million in 2003, achieved net income of $13.9 million in 2002 due to one-time gains on the extinguishment of debt in the amount of $97.9 million, and incurred a net loss of $288.9 million in 2001. We had negative cash flows from operating activities of $0.3 million, $45.0 million, and $41.9 million, in 2003, 2002, and 2001, respectively. We expect to incur significant net losses at least through 2004.

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

Investment partnerships sponsored by Welsh, Carson, Anderson & Stowe and their affiliates (“Welsh Carson”) own approximately 57% of our outstanding voting stock as of December 31, 2003. The Welsh Carson affiliates currently have the right to appoint half of the members of our Board of Directors. During 2002, in order to obtain additional funding for our operations, we issued $203.1 million of our 11.5% Series A convertible preferred stock (the “Series A Preferred”), including $139.8 million to investment partnerships sponsored by, and individuals affiliated with Welsh Carson. The Series A Preferred accrues dividends at the rate of 11.5% per annum on the outstanding accreted value thereof and these accrued but unpaid dividends are added to the outstanding accreted value quarterly. The Series A Preferred is convertible into such number of our common stock equal to the outstanding accreted value divided by the conversion price of $0.75, and votes with our common stock on an as-converted basis. As of December 31, 2003, the accreted value of Welsh Carson Series A Preferred was $169.7 million, which was convertible into approximately 226.3 million shares of common stock. As of December 31, 2003, including outstanding common stock of approximately 15.4 million, Welsh Carson has outstanding voting stock representing a total of approximately 241.7 million votes. In addition, subsequent to December 31, 2003, we issued warrants to Welsh Carson to purchase shares of our Series B convertible Preferred Stock (the “Series B Preferred”) that were convertible into approximately 82.5 million shares of our common stock in conjunction with the financing of our proposed acquisition of the assets of CWA. The common stock issuable upon conversion of the Series B Preferred will not have been registered under the Securities Act and, therefore, may not be transferred or sold except pursuant to an effective registration statement or pursuant to an exemption from the registration requirements of the Securities Act. We granted Welsh Carson demand and piggy-back registration rights and we granted the other financing parties piggy-back registration rights only. The warrants were exercised by Welsh Carson pursuant to a “cashless” exercise and, as a result, outstanding Series B Preferred held by Welsh Carson is convertible into approximately 41.7 million shares of our common stock. The Series B Preferred automatically converts into common shares upon SAVVIS stockholder approval. In change of control situations, the holders of Series A Preferred are entitled to premiums of up to 25% above the accreted value plus all unaccrued dividends scheduled to accrue through the fifth anniversary of the original issuance date. These factors, among others, could result in decisions concerning our operations or financial structure that may present conflicts of interest between Welsh Carson and its affiliates and our other common stockholders.

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

We need to strengthen our brand awareness to realize our strategic and financial objectives. Many of our competitors have well-established brands associated with the provision of data networking, Internet access, hosting services, managed voice and application services. The promotion and enhancement of our brand also will depend in part on our success in continuing to provide high quality services. We cannot assure you that we will be able to maintain or achieve these levels of quality.

We may not be able to meet the obligations under our service level agreements.

We have service level agreements with substantially all of our customers in which we provide various guarantees regarding our levels of service. If we fail to provide the levels of service required by these agreements, our customers may be entitled to receive service credits for their accounts and / or terminate their relationship with us. If Reuters, Moneyline or a significant number of other customers become entitled to exercise, and do exercise, these rights, our revenues could be materially reduced.

We may not be able to meet the obligations under our agreement with GECC.

Our agreement with General Electric Capital Corporation (“GECC”) bears interest at a rate of 12%. We are not currently required to make cash payments to repay the interest. However, beginning in January 2005, we will be required to repay the interest with cash on a monthly basis. Our ability to make these interest payments and avoid defaulting on our obligation is dependent on our ability to generate positive cash flow.

We have incurred additional debt in conjunction with our proposed acquisition of the assets of CWA.

In order to finance our acquisition of the assets of CWA and to provide ongoing funding to its operations and capital expenditures, we have issued $200.0 million in Series A subordinated notes to existing and new investors. Interest on the notes accrues at the rate of 12.5% during the first 360 days and thereafter at 15%. Interest is payable semi-annually in kind. The Notes are due on January 30, 2009. Additionally, we will assume certain capital lease obligations of CWA and enter into new capital leases for the facilities being acquired by Du Pont Fabros in conjunction with our acquisition of the CWA assets. As a result, our total debt, including existing and assumed capital lease obligations, will be approximately $311.0 million, causing us to be considered highly leveraged.

We may make acquisitions or enter into joint ventures or strategic alliances, each of which is accompanied by inherent risks. Additionally, we have acquired the assets of WAM!NET’s commercial business and assumed customers from Intel Online Services which may continue to pose inherent risks to our business.

If appropriate opportunities present themselves, we may make acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

•	the difficulty of assimilating the operations and personnel of the combined companies;

•	the risk that we may not be able to integrate the acquired services, products or technologies with our current services, products and technologies;

•	the potential disruption of our ongoing business;

•	the inability to retain key technical and managerial personnel;

•	the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;

•	increases in reported losses as a result of charges for in-process research and development and amortization other intangible assets;

•	the adverse impact on our annual effective tax rate;

•	difficulty in maintaining controls, procedures and policies; and

•	the impairment of relationships with employees, suppliers and customers as a result of any integration.

•	losses of acquired base of customers and accompanying revenue.

•	the assumption of leased facilities, which could result in excess space and to the extent that such leases could not be renegotiated or subleased to cover the costs or new business expansion did not occur, they could have a material adverse impact on our profitability and cash flow.

Our proposed acquisition of the assets of CWA will expose us to significant risks.

On January 22, 2004, we signed a definitive agreement to purchase substantially all the assets of CWA. The transaction has been approved by the US Bankruptcy Court but is subject to certain regulatory and customary closing conditions. We have committed to pay $155.0 million in cash, assume certain working capital liabilities, and assume leases for 15 data centers and other facilities. Furthermore, in accordance with the sale agreement, we are funding CWA’s working capital losses from January 28, 2004 through the closing date of the transaction (estimated to close in the first quarter of 2004), which will be capitalized into the purchase price. Additionally, we entered into an agreement to sell our rights at closing to acquire four of the CWA data centers and one office facility to

Du Pont Fabros Interests LLC for $52.0 million and lease those facilities back for 15 years. We expect our cash flow to be significantly impacted during the first nine months of integration. Furthermore, if the transaction fails to close by March 5, 2004, the transaction is subject to termination, which could result in our losing the $5 million deposit and payments made to fund the working capital shortfall from January 28, 2004 through the closing date of the transaction. This may subject us to damage claims for breach of the transaction. In addition, each of the risks enumerated in the prior risk factor where we state that “[we] may make acquisitions or enter into joint ventures or strategic alliances, each of which is accompanied by inherent risks” are inherent to this deal, and the occurrence of any one of which may have a material adverse effect on our business.

We may have difficulty implementing in a timely manner the internal controls procedures necessary to allow our management to report on the effectiveness of our internal controls.

Pursuant to Section 404 of Sarbanes-Oxley, we will be required to furnish an internal controls report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Our auditors will then be required to attest to, and report on, our assessment. In order to issue our report, our management must document both the design for our internal controls and the testing processes that support management’s evaluation and conclusion. Our management has begun the necessary processes and procedures for issuing its report on our internal controls. However, if we are successful in completing our proposed acquisition of the assets of CWA, we will face significant challenges in implementing the required processes and procedures in our acquired operations. There can be no assurance that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that management will be able to report that our internal controls over financial reporting are effective.

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

Foreign Exchange Rate Risk

We provide our services in a number of countries throughout the world, and as a result, are exposed to movements in foreign currency exchange rates. Operations outside of the United States only account for 6% of revenues in 2003 and 1% of revenues in 2002 and 2001, respectively. We expect these percentages to decrease in the periods ahead as our United States business base grows, especially with the addition of CWA. Nevertheless, we have foreign exchange risk related to our foreign operations to the extent that revenues in foreign currencies do not offset expenses in the same currencies. In the future, we may engage in hedging transactions to mitigate foreign exchange risk. In terms of foreign currency translation risk, we are exposed primarily to the Euro and the British pound.

RISKS RELATED TO OUR INDUSTRY

The markets for data networking, internet access and hosting are highly competitive, and we may not be able to compete effectively.

The markets for data networking, Internet access, hosting, and managed voice services are extremely competitive, and there are few significant barriers to entry. We expect that competition will intensify in the future, and we may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully in these markets. Many of our existing competitors have greater market presence, engineering and marketing capabilities and financial, technological and personnel resources than we do. As a result, as compared to us, our competitors may:

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

Examples of our competitors in the traditional telecommunications companies category include AT&T, Equant, MCI, Qwest, and Sprint. Large scale systems integration companies competing with our services include IBM, EDS, and Accenture. Companies competing against us in the hosted voice providers category include Independent Local Exchange Carriers such as SBC and Verizon; Voice Service Provider such as Masergy and GoBeam; IntereXchange Carriers such as MCI, Sprint, and AT&T; and hardware manufacturers such as Cisco and Avaya.

SAVVIS may have to compete with an increased number of competitors.

We expect that new competitors will enter the data networking, Internet access and hosting markets. Such new competitors could include computer hardware, software, media and other technology and telecommunications companies, as well as satellite and cable companies. A number of telecommunications companies and online service providers currently offer, or have announced plans to offer or expand, their data networking services. Further, the ability of some of these potential competitors to bundle other services and products with their data networking services could place us at a competitive disadvantage. Various companies are also exploring the possibility of providing, or are currently providing, high-speed data services using alternative delivery methods, including the cable television infrastructure, direct broadcast satellites, all optical networks, gigabit ethernet, wireless cable and wireless local access. In addition, Internet backbone providers may benefit from technological developments, such as improved router technology, that will enhance the quality of their services. Many RBOCs are also obtaining authority to provide inter-LATA services, and thereby competing directly with data service providers, such as SAVVIS. In 2003, the FCC through its UNE-P proceeding changed the requirements concerning the provision by ILEC’s of an unbundled network element platform to competitors at discounted rates. Because we purchase telecommunications services from local competitors, this may result in decreased local competition and increased costs for purchasers of local telecommunications services such as SAVVIS, and thus increased prices to our customer.

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

New technologies or industry standards have the potential to replace or provide lower cost alternatives to our Internet access services, data networking and hosting services. The adoption of such new technologies or industry standards could render these services obsolete or unmarketable. For example, these services rely on the continued widespread commercial use of the set of protocols, services and applications for linking computers known as Internet protocol. Alternative sets of protocols, services and applications for linking computers could emerge and become widely adopted. Improvements in Internet protocol could emerge that would allow for the assignment of priorities to data packets in order to ensure their delivery in the manner customers prefer, as well as other improvements, which could eliminate one advantage of the ATM architecture of our network. We cannot guarantee that we will be able to identify new service opportunities successfully and develop and bring new products and services to market in a timely and cost-effective manner, or that products software and services or technologies developed by others will not render our current and future services non-competitive or obsolete. In addition, we cannot assure you that our current and future services will achieve or sustain market acceptance or be able to address effectively the compatibility and interoperability issues raised by technological changes or new industry standards. If we fail to anticipate the emergence of, or obtain access to a new technology or industry standard, we may incur increased costs if we seek to use those technologies and standards, or our competitors that use such technologies and standards may use them more cost-effectively than we do. Additionally, due to capital constraining covenants within our agreement with GECC, we may not be able to purchase these new technologies mentioned above, which could also displace our services or render them obsolete.

The data networking and internet access industries are highly regulated in many of the countries in which we plan to provide services, which could restrict our ability to conduct business internationally.

We are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions. Future regulatory, judicial and legislative changes may have a material adverse effect on our ability to deliver services within various jurisdictions. National regulatory frameworks that are consistent with the policies and requirements of the World Trade Organization have only recently been, or are still being put in place in many countries. Accordingly, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market. As a result, in these markets, we may encounter more protracted and difficult procedures to obtain licenses and negotiate interconnection agreements. In addition, many countries have attempted to regulate Internet telephony and voice-over-Internet protocol (collectively, “VOIP”) as they do traditional basic telephony and the European Union has taken a more restrictive view on these services than the United States. Within the United States, various proceedings at the state and federal level are underway to address how to classify this emerging technology. Specifically, VOIP communications which meet certain conditions could be regarded as voice telephony and subject to regulation. Such policies may complicate or delay efforts we may wish to undertake to roll out VOIP services globally.

Our operations are dependent on licenses and authorizations from governmental authorities in most of the foreign jurisdictions in which we operate or plan to operate and, with respect to a limited number of our services, in the United States. These licenses and authorizations generally will contain clauses pursuant to which we may be fined or our license may be revoked on short notice. Consequently, we may not be able to obtain or retain the licenses necessary for our operations.

RISKS RELATED TO OUR COMMON STOCK

A significant number of our investors have registration rights and the Bridge estate has the obligation to distribute its holdings of SAVVIS common stock to its secured creditors if requested. This could reduce our stock price and impair our ability to raise funds in new stock offerings.

We have approximately 101.4 million shares of common stock outstanding as of February 19, 2004. Additionally, as of December 31, 2003 we have approximately 328.5 million common shares issuable pursuant to the conversion of our Series A Preferred and approximately 22.7 million shares of common stock issuable pursuant to the exercise of outstanding warrants. Furthermore, in conjunction with the financing of our CWA acquisition, we have issued warrants to purchase Series B Preferred which were initially convertible into approximately 129.4 million shares of our common stock. The common stock issuable upon conversion of the Series B Preferred will not have been registered under the Securities Act and, therefore, may not be transferred or sold except pursuant to an effective registration statement or pursuant to an exemption from the registration requirements of the Securities Act. We granted Welsh Carson demand and piggy-back registration rights and we granted the other financing parties piggy-back registration rights only. The warrants were exercised on a “cashless” basis and, as a result, the outstanding Series B Preferred is convertible into approximately 65.5 million shares of common stock. The Series B Preferred automatically converts into common shares upon SAVVIS stockholder approval. As of December 31, 2003, on a fully diluted basis including warrants and stock options, shares of common stock issuable upon conversion of our Series A Preferred represent 67% of our outstanding fully diluted shares. The holders of our preferred stock and the warrants are entitled to certain registration rights. Additionally, the administrator in charge of the Bridge estate, in connection with Bridge creditors, has the obligation to distribute approximately 45.5 million shares of SAVVIS’ common stock to its secured creditors if they request it, all of which will be freely tradable. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline. Those sales also might make it more difficult for us to sell equity and equity-related securities in the future at a time and at a price that we consider appropriate.

Our stockholders have suffered significant dilution.

Since our initial public offering in February 2000, we have issued securities that are convertible or exercisable into a significant number of shares of our common stock at prices far below are initial public offering price. In 2002, as part of our recapitalization, we issued $203.1 million of Series A Preferred. The Series A Preferred accrues dividends at the rate of 11.5% annum on the outstanding accreted value thereof and these accrued but unpaid dividends are added to the outstanding accreted value quarterly. The Series A Preferred is convertible into such number of our common stock equal to the outstanding accreted value divided by the conversion price of $0.75, and votes with our common stock on an as-converted basis. As of December 31, 2003, the accreted value of all Series A Preferred was $246.4 million, which is convertible into approximately 328.5 million shares of common stock. In 2002, also in connection with are recapitalization, we issued warrants to purchase 16.1 million shares of our common stock with an exercise price of $0.75. Also in 2002, we issued warrants to purchase 10.0 million shares of our common stock with an exercise price of $0.75 of which approximately 3.3 million have been exercised and approximately 6.7 million are subject to vesting. In addition, subsequent to December 31, 2003, we issued warrants to purchase shares of our Series B convertible Preferred Stock that were initially convertible into approximately 129.4 million shares of our common stock at $1.63 per common share in conjunction with the financing of our proposed acquisition of the assets of CWA. The common stock issuable upon conversion of the Series B Preferred will not have been registered under the Securities Act and, therefore, may not be transferred or sold except pursuant to an effective registration statement or pursuant to an exemption from the registration requirements of the Securities Act. We granted Welsh Carson demand and piggy-back registration rights and we granted the other financing parties piggy-back registration rights only.

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

ITEM 2.	PROPERTIES

Our corporate headquarters is located in Town & Country, outside of St. Louis, Missouri, and consists of a 156,000 square foot facility, whose lease is set to expire in 2017. Our second largest office is located in Herndon, Virginia, and consists of an 81,000 square foot facility with a ten year lease set to expire in 2010. Excluding these offices, we lease approximately 350,000 square feet of facilities for our sales offices, network equipment, and data centers in multiple metropolitan areas in the United States, as well as in various foreign cities, including London, Singapore, and Tokyo.

We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) MARKET INFORMATION

Our common stock, $0.01 par value per share, is traded on the Nasdaq SmallCap Market under the symbol “SVVS”. Prior to June 24, 2002, our common stock was traded on the Nasdaq National Market. The following table lists, on a per share basis for the periods indicated, the high and low closing sale prices for the common stock as reported by Nasdaq.

QUARTER ENDED	HIGH	LOW
March 31, 2003	$0.52	$0.39
June 30, 2003	0.95	0.40
September 30, 2003	1.65	0.90
December 31, 2003	1.69	1.14
March 31, 2002	$1.31	$0.56
June 30, 2002	0.82	0.51
September 30, 2002	0.58	0.31
December 31, 2002	0.68	0.30

(B) HOLDERS

As of February 19, 2004, there were approximately 1,021 holders of record of our common stock.

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

ITEM 6.	SELECTED FINANCIAL DATA

The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business”, and our consolidated financial statements and related notes included elsewhere in this report. We derived the selected historical consolidated financial data presented below from our audited consolidated financial statements. We commenced business in 1996.

	SUCCESSOR (3)					PREDECESSOR (3)
(DOLLARS IN THOUSANDS)	YEAR ENDED DECEMBER 31, 2003	YEAR ENDED DECEMBER 31, 2002	YEAR ENDED DECEMBER 31, 2001	YEAR ENDED DECEMBER 31, 2000	PERIOD FROM APRIL 7 TO DECEMBER 31, 1999	PERIOD FROM JANUARY 1 TO APRIL 6, 1999
Statement of operations data
Total revenues	$252,871	$236,004	$242,795	$186,324	$18,549	$5,440
Loss from operations	(86,577)	(70,152)	(263,675)	(160,649)	(37,315)	(7,940)
Income / (loss) from operations before cumulative effect of change in accounting principle (1)	(94,033)	16,704	(288,896)	(164,851)	(38,617)	(8,075)
Cumulative effect of change in accounting principle (2)	—	(2,772)	—	—	—	—
Basic and diluted loss per common share before cumulative effect of change in accounting principle (1)	$(1.34)	$(0.62)	$(3.10)	$(1.89)	$(0.54)	$(0.14)
Cumulative effect of change in accounting principle (2)	—	(0.03)	—	—	—	—

Basic and diluted loss per common share (1)/(2)	$(1.34)	$(0.65)	$(3.10)	$(1.89)	$(0.54)	$(0.14)

Other financial data
Net cash used in operating activities	$(285)	$(44,968)	$(41,906)	$(79,800)	$(18,273)	$(6,185)
Net cash provided by / (used in) investing activities	13,058	(5,669)	(24,085)	(153,193)	(837)	(275)
Net cash provided by / (used in) financing activities	$(15,799)	$70,616	$48,204	$262,835	$21,383	$4,533

	SUCCESSOR (3)
(DOLLARS IN THOUSANDS)	DECEMBER 31, 2003	DECEMBER 31, 2002	DECEMBER 31, 2001	DECEMBER 31, 2000	DECEMBER 31, 1999
Balance sheet data
Total assets	$124,623	$196,474	$255,784	$438,622	$39,296
Notes payable	—	—	170,403	100,084	—
Capital lease obligations	56,902	65,149	65,775	76,436	5,893
Other long-term obligations	19,248	10,411	19,634	9,146	—

(1)	Includes gains on extinguishment of debt in the amount of $97.9 million for the year ended 2002, resulting from the recapitalization of the Company in March 2002 and the Winstar settlement in November 2002.

(2)	Reflects a goodwill impairment charge of $2.8 million taken in the first quarter of 2002.

(3)	On April 7, 1999, Bridge acquired all our equity securities and accounted for this acquisition as a purchase transaction. Since the purchase transaction resulted in our Company becoming a wholly-owned subsidiary of Bridge, SEC rules required us to establish a new basis of accounting for the purchased assets and liabilities. The accounting for the purchase transaction has been “pushed down” to the financial statements of SAVVIS. Therefore, the purchase price has been allocated to the underlying assets purchased and liabilities assumed based on the estimated fair market values of these assets and liabilities at the acquisition date. As a result of the application of fair value accounting, intangibles, goodwill, other liabilities and stockholders’ (deficit) equity were increased in the SAVVIS consolidated balance sheet. The consolidated balance sheet data as of December 31, 1999, 2000, 2001, 2002, and 2003 and the consolidated statement of operations data for the period from April 7, 1999 through December 31, 1999 and the years ended December 31, 2000, 2001, 2002, and 2003 reflect our acquisition by Bridge and are labeled “Successor.” The financial data for the periods prior to the acquisition are labeled “Predecessor.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. YOU SHOULD READ THE FOLLOWING DISCUSSION TOGETHER WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE FINANCIAL STATEMENTS THAT ARE INCLUDED IN PART IV, ITEM 15 OF THIS FORM 10-K, BEGINNING ON PAGE 49 OF THIS REPORT.

EXECUTIVE SUMMARY

SAVVIS is a global managed services provider, delivering integrated business solutions and mission-critical IP applications for a diverse mix of industries. SAVVIS can offer its customers cutting edge technology at an affordable price because its virtualized network and hosting infrastructure was built to support real-time IP applications worldwide.

The following briefly describes SAVVIS’ core utility and application service offerings.

Core Utility Services:

MANAGED NETWORK SERVICES

SAVVIS offers three sets of network services: Private IP VPNs, Internet, and Managed Voice. These services can be purchased individually or in combination with other SAVVIS services. The network portfolio emphasizes high performance and availability, end-to-end management and monitoring, any-to-any connectivity, security, and cost effectiveness.

IP VPN (“Managed IP VPN”) - SAVVIS’ private IP VPN, called Intelligent IP NetworkingSM, is a high performance network platform for a client’s managed voice, video, and data applications. The unique architecture of Intelligent IP allows SAVVIS to deliver network solutions that combine the reliability, performance and security of private networks with the scalability and flexibility of the Internet.

Internet Access - SAVVIS provides Internet Access services on a managed or unmanaged basis. The managed offering includes all equipment, installation and technical support to deliver the service; in-network services such as security are also available. The SAVVIS Internet service is designed for businesses that run mission critical applications over the Internet. SAVVIS offers its customers a wide range of scalable Internet access methods ranging from DSL through OC-3 and Ethernet access. SAVVIS is also able to include Internet service as part of a private IP VPN solution so that a company can use a private network to connect its offices, and the Internet to reach it customers or partners.

Managed Voice - In the third quarter of 2003 SAVVIS, along with its partner AccessLine, launched a managed voice services product family, which included services such as conferencing, find me/follow me access, 1-800, and automated voice response as well as integration with our managed VPN voice service currently under development. These fully managed, network-based IP-voice solutions are designed to assist IT organizations improve total cost of ownership, enhance employee productivity and reduce monthly costs by capitalizing on the benefits associated with converged access of voice and data services. No revenue from Managed Voice services was recognized in 2003.

HOSTING SERVICES

Hosting services from SAVVIS are sold under the Intelligent HostingSM brand name. Intelligent Hosting solutions include the full management of customer hardware, operating systems, and servers within a secure, reliable data center environment. By selecting SAVVIS to outsource their applications infrastructure, clients eliminate most up-front capital expenditures for equipment, reduce the ongoing expense of supporting computing environments, and can focus on building differentiating services and applications. The SAVVIS Command Center provides clients full visibility into their hosted environments, giving them greater control and oversight over their systems than is typically found with an in-house solution.

SAVVIS manages a total of more than 7,500 servers for Intelligent Hosting customers in its data center facilities located in St. Louis, San Francisco, Santa Clara, Northern Virginia, London, Tokyo and Singapore. Traffic is distributed over SAVVIS’ highly rated Internet backbone or via a private network solution developed to meet the customer’s Intranet or Extranet requirements. Through the Intelligent Hosting product set, SAVVIS can satisfy complex hosting needs with its tailored ‘a la carte’ service offering or provide pre-packaged “Fast Pack” solutions designed to support web, enterprise and database applications.

Application Services:

WAM!NET Media Services – In August, 2003 SAVVIS entered into an asset purchase agreement with WAM!NET, a leading global provider of content management and delivery services. The integration of application services from WAM!NET and SAVVIS, along with SAVVIS’ global infrastructure, resulted in the creation of WAM!NET Media Services. This suite of services, designed for the SAVVIS application services for the media industry provide a shared-managed infrastructure tied to applications that streamline process and workflow around the creation, production and distribution of digital content for media industries. These services help companies to manage, share, store, and distribute their digital content inside of their organization, and throughout supply chains outside of their enterprise through a single access point and a single system.

With an open and scalable infrastructure, SAVVIS media application services enable customers to easily plug into a collaborative workflow and connect to their global communities of interest easily. Media customers can gain considerable productivity, time-to-market, and cost-saving benefits while eliminating time-intensive and costly analog steps in their workflows, IT management and maintenance requirements, and technology obsolescence that are generally associated with simple software utilities or proprietary networks. Revenue from WAM!NET Media services is included with our Managed IP VPN revenue.

Data Delivery Utility - In December, 2003 SAVVIS announced a partnership with HyperFeed, a developer of ticker plant technology, software and managed services for the financial markets, to launch Data Delivery Utility, a global network distribution service for financial applications and content. In addition, the new service offers end-to-end Service Level Agreements (SLAs) that guarantee network performance. SAVVIS has the exclusive rights to distribute the Data Delivery Utility worldwide.

SAVVIS Data Delivery Utility seamlessly integrates HyperFeed’s managed services and software with SAVVIS’ global infrastructure and management and monitoring systems. This combination allows the industry to “plug into” a high-performance, yet turnkey utility service for the normalization, data-basing, integration and transmission of high performance, real-time direct data sources. This service is designed for exchanges, financial institutions, content providers, and applications developers with needs for the consumption and transmission of real-time, directly sourced financial information. No revenue from Data Delivery Utility services was recognized in 2003.

We commenced business in 1996 and have grown our customer base to approximately 3,600 as of December 31, 2003. From December 31, 2002, our customer count has grown by approximately 1,700 customers with Reuters Limited (together with all affiliates, “Reuters”) and Moneyline Telerate (“Moneyline”) each representing a single customer.

CRITICAL ACCOUNTING POLICIES

We have identified the accounting policies below as critical to our business operations and to the understanding of our results of operations and financial position. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Valuation of Long-Lived Assets

Management evaluates the recoverability of our long-lived assets under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ SFAS 144”). SFAS 144 requires us to review for impairment our long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value.

Significant factors, which would trigger an impairment review, include the following:

•	significant negative industry trends,

•	significant changes in technology,

•	significant underutilization of assets, and

•	significant changes in how assets are used or are planned to be used.

When such an event occurs, management estimates the future cash flows expected to result from the use of the asset and its eventual disposition. These impairment evaluations involve estimates of asset useful lives and future cash flows. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized. Management utilizes an expected present value technique, which uses a risk-free rate and multiple cash flow scenarios reflecting the range of possible outcomes, to estimate fair value of the asset. Actual useful lives and cash flows could differ from those estimated by management using these techniques, which could have a material affect on our results of operations and financial position.

There were no asset impairment charges in 2003; however, our restructuring charges totaled $7.9 million related to a previously vacated facility lease for which we revised our estimated liability to encompass the remaining minimum lease payments throughout the full term of the lease which expires in March 2011. During 2002 and 2001, we recognized asset impairment charges of $4.7 million and $89.6 million, respectively, primarily related to equipment with carrying value above its estimated fair market value.

Intangibles

Management accounts for the commercial customer contracts acquired in the WAM!NET transaction in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The commercial customer contracts acquired are valued in the accompanying Consolidated Balance Sheets as an asset purchase at an amount which reflects the allocation of the estimated purchase price (which will be finalized in April 2004) based on their estimated fair value relative to the estimated fair value of the other assets received, plus the incremental direct costs incurred in effecting the transaction.

Based on our evaluation of the useful life of the existing customer contracts, probability of renewals and projected cash flows from these customers, the assets are being amortized over a 3-year life. SFAS 142 requires management to evaluate the remaining useful life of the customer contracts each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the customer contracts’ remaining useful life changes, the remaining carrying amount is amortized prospectively over that revised remaining useful life. Actual useful lives could differ from those estimated by management, which could have a material affect on our operating results and financial position.

Management also assesses the customer contract intangible assets for impairment losses in accordance with SFAS 144, consistent with the policies discussed above in “Valuation of Long-Lived Assets”.

Revenue Recognition

Revenues consist primarily of Managed IP VPN networks, Hosting and Internet Access Service fees, which are fixed monthly amounts, and are recognized in the financial statements when earned over the life of the contract. Installation fee revenue and the associated installation costs are deferred in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Such deferred revenue and costs are recognized into Revenue and Data Communications and Operations costs in the Consolidated Statements of Operations on a straight-line basis over periods of 18 months, the estimated average life of a customer contract. For all periods, any services billed and payments received in advance of providing services are deferred until the period such services are earned. Revenues for estimated credits to be issued are recorded as contra-revenue based on historical credits issued and known disputes.

Amounts paid by Reuters in 2003 related to the buy-down of portions of their minimum revenue commitments have been accounted for as deferred revenue, and will be recognized into revenue over the life of the network services agreement.

Allowance for Doubtful Accounts

We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon historical experience and specific customer information; we generally do not require customer deposits or collateral. There is no guarantee that we will continue to experience the same credit loss history in future periods. If a significant change in the liquidity or financial condition of a large customer or group of customers were to occur, it could have a material adverse affect on the collectibility of accounts receivable and future operating results.

Data Communication Costs

In the ordinary course of business, invoices from our communications service providers will exceed the services we have actually taken from them. Our practice is to identify these variances and engage in discussions with the vendors to resolve the differences. We maintain accruals for our best estimate of the difference between what we have previously paid the vendor and the amount that will ultimately be paid to them. Purchased communications services are our largest cost item. Variations in this accrual may have a material impact on our results of operations.

Employee Stock Options

As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) we account for employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, we recognize compensation cost based on the intrinsic value of the equity instrument awarded as determined at the measurement date. Under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, we are required to provide expanded disclosures concerning stock-based compensation. New accounting standards may be promulgated which would require us to expense employee stock options at fair value, which could have a material impact on our results of operations.

Accounting for Income Taxes

We have provided a full valuation allowance on tax loss carry-forwards and other potential tax benefits according to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As a result, to the extent that we realize those benefits in future periods, they will favorably impact net income. At December 31, 2003, the Company has approximately $390.0 million in United States net operating loss carry-forwards expiring between 2011 and 2023, of which $247.5 million is subject to the Section 382 limitation of the Internal Revenue Code.

AGREEMENTS AND TRANSACTIONS

Reuters Agreements

On September 28, 2001 Reuters acquired a portion of the assets of Bridge. In connection with the asset acquisition, Reuters entered into a network services agreement with us, pursuant to which we agreed to provide continuing network services to the Bridge customers acquired by Reuters as well as Internet access, and colocation services for a period of five years. The network services agreement provides that our network must perform in accordance with specific quality of service standards. In the event we do not meet the required quality of service levels, Reuters would be entitled to credits, and, in the event of a material breach of such quality of service levels, Reuters would be entitled to terminate the network services agreement. We have recognized revenue of $82.7 million, $102.2 million and $32.3 million during 2003, 2002 and 2001, respectively, from Reuters under the network services agreement, as amended.

Revenue earned from Reuters minimum revenue obligations in 2003 was $82.2 million. Reuters minimum revenue obligations are $67.7 million, $42.9 million, and $18.1 million in 2004, 2005 and 2006, respectively.

As a result of the network services agreement, Reuters is our largest customer. We have $0.2 million and $10.5 million of receivables due from Reuters related to the network services agreement for the years ended 2003 and 2002, respectively. In connection with the network services agreement, we also entered into a transitional services agreement with Reuters, pursuant to which Reuters has agreed to provide us with technical, administrative and other services, including help desk support, installation, maintenance and repair of equipment, customer related services such as processing service orders, accounting functions and the provision of warehousing and other facilities, pending establishment of our own capabilities. For the year ended December 31, 2002, we paid Reuters $5.6 million with respect to the transitional services agreement. SAVVIS has since internalized these technical and administrative functions. Accordingly, no such expenses were incurred in 2003.

On July 28, 2003, we entered into an agreement with Reuters whereby we sold our data center located in Hazelwood, Missouri, entered into a lease agreement for approximately one-third of the data center for five years with a five year renewal option, and allowed Reuters to buy-down a portion of its minimum revenue commitments under the existing network services agreement. Furthermore, under the arrangement Reuters agreed to purchase from SAVVIS new services which may be required in the future by Reuters but not originally contemplated under the network services agreement provided SAVVIS’ bid to provide such service proposes terms equivalent to competing bids, material service level breaches by SAVVIS have not repeatedly arisen at that time, and Reuters is not contractually bound to purchase such services from other providers.

As of December 31, 2003, Reuters owns approximately 16% of our voting stock.

Moneyline Telerate Agreement

In October 2002, we entered into a seven year Master Services Agreement (“MSA”) with Moneyline Telerate that replaced a binding letter of intent dated October 18, 2001. Under the MSA, SAVVIS is Moneyline’s exclusive network supplier and provides services including network services, colocation, help desk, warehousing and logistics, field installation and repair services. We have recognized revenue of $54.4 million, $70.3 million and $15.5 million during 2003, 2002 and 2001, respectively, from Moneyline Telerate under the MSA, as amended.

WAM!NET Transaction

On August 1, 2003, we entered into an asset purchase agreement with WAM!NET, a leading global provider of content management and delivery services, to acquire certain assets related to its commercial business operations including their commercial customer contracts and related customer premise and other equipment. Under the terms of the agreement we made an initial payment of $3.0 million for the acquired assets and accrued an additional $4.6 million in current liabilities for the estimated earn-out which will be determined in April 2004 and paid in nine equal monthly installments. SAVVIS has the option to pay the earn-out in cash or a combination of cash and up to one-half of the total purchase price in SAVVIS common stock. The final payment amount will be determined based on revenue performance of the acquired customers. The estimated purchase price has been allocated to property and equipment and customer contracts based on their relative fair values. Revenue from the customers acquired from WAM!NET from August 1, 2003 (purchase date) through December 31, 2003 was $10.4 million.

Preferred Stock and Other Transactions

During 2002 we issued Series A convertible preferred stock (the “Preferred”) to entities and individuals affiliated with Welsh, Carson, Anderson & Stowe (“Welsh Carson”) and Reuters in the amount of $180.7 million and Constellation Ventures in the amount of $20.0 million, respectively. Additionally, we issued Preferred of $2.4 million in satisfaction of certain vendor obligations. The Preferred accrues dividends at the rate of 11.5% per annum on the outstanding accreted value thereof (initially $1,000 per share) through March 18, 2010. Thereafter, dividends will be payable in cash or in kind at our option. Accrued but unpaid dividends will be added to the outstanding accreted value quarterly. The Preferred is convertible into such number of our common stock equal to the outstanding accreted value divided by the conversion price, $0.75. In connection with this transaction we granted the holders registration rights with respect to the shares of our common stock issuable upon conversion of the Preferred, including demand registration rights and piggy back registration rights. Additionally, we incurred $3.0 million in offering costs related to the issuance of the 203,070 shares of Preferred which was recorded as a reduction of the convertible preferred stock balance in Stockholders’ (Deficit) Equity in the Consolidated Balance Sheets.

In June 2002, we issued five-year performance warrants to Constellation Ventures to acquire shares of common stock at $0.75 per share, which vest, or become exercisable, upon meeting certain criteria related to aiding us in winning new business. During November 2003, Constellation Ventures met the performance criteria under the warrants for the first of three tranches causing one-third, or 3.3 million warrants to vest resulting in non-cash equity based compensation expense of $3.4 million. When management estimates that Constellation Ventures will meet the performance criteria for the vesting of their remaining unvested 6.7 million warrants, we will record a charge based on the fair value of the warrants at that time as calculated using the Black-Scholes model and current market and company assumptions.

In 2001, Welsh Carson and Reuters purchased $20.0 million aggregate principal amount of our 10% convertible senior secured notes due 2006 and $37.5 million aggregate principal amount of our 12% convertible senior secured notes due 2005, respectively. All of the outstanding principal and accrued interest on these notes was exchanged for Preferred in 2002. Additionally, we also granted Reuters and its successors, assignees and affiliates the right, for so long as they hold any of our notes, preferred stock or common stock comprising or convertible into at least 5% of our outstanding voting stock, among other things, to (1) designate an observer to attend all meetings of our board of directors or any board committees, and (2) to nominate and elect such number of directors, but not fewer than one, equal to the product of the percentage of the voting power held by Reuters on a fully-diluted, as-converted basis, multiplied by the number of seats on the registrant’s board of directors (rounded down to the nearest whole number). In accordance with the terms of this letter, Reuters has appointed an observer to attend all meetings of our board of directors and audit committee meetings.

Bridge Transactions

In connection with Bridge’s acquisition of SAVVIS in April 1999, Bridge funded our operations during 1999 and up through February 18, 2000, the date of SAVVIS’ initial public offering. In February 2000, we entered into several agreements with Bridge related to the acquisition of its IP network assets, the provision of network services to Bridge and the provision of technical and administrative support services to SAVVIS. As a result, Bridge was our largest customer, accounting for approximately 81% and 58% of revenues, in 2000 and 2001, respectively.

In February 2002, we entered into an agreement that resolved substantially all of the network services receivables from, and note and accrued interest payable to Bridge. Under the agreement, we agreed to pay Bridge $11.9 million in satisfaction of $27.5 million representing all amounts due to Bridge. SAVVIS also agreed not to pursue the collection of $18.7 million of pre-petition receivables owed to it by Bridge and to assign to Bridge any claims it had against other Bridge entities with the exception of Bridge Canada where we retained the right to receive a pro-rata distribution of assets from the liquidation of Bridge Canada, which were collected in 2003. All amounts due to SAVVIS under the settlement agreement were paid in March 2002. In connection with the settlement, we agreed to provide Bridge one Board representative for a term ending on the earlier of: (a) three years; (b) the date upon which Bridge’s ownership of SAVVIS’ outstanding voting stock falls below 20%; or (c) the date upon which the SAVVIS shares held by Bridge are distributed to its creditors. Bridge has appointed an observer to attend all meetings of our board of directors. We earned $2.5 million in revenues from transactions with Bridge during 2002 primarily for services rendered under the Bridge Network Services Agreement. This amount represented approximately 1% of our revenue for 2002. There was no revenue from Bridge in 2003.

STATEMENT OF OPERATIONS CAPTION SUMMARY

Revenue. Our revenue is derived primarily from the sale of Managed IP VPN, Hosting and Internet Access Services. Revenue from related parties, Reuters and Bridge (only in 2001 and 2002) was approximately 33%, 44%, and 69% for 2003, 2002, and 2001, respectively, of our total revenue. For the fourth quarter of 2003, related party revenue was 28% of our total revenue. We expect our revenues from related parties to decrease as a percentage of our total revenues as we expand our diversified customer base.

We charge an initial installation fee that typically equals one month’s revenue and a fixed monthly fee that varies depending on the services provided, the bandwidth used and the quality of service level chosen. Our customer contracts are typically for 12 to 36 months in length. Installation fees are recognized as revenue over 18 months, the estimated average life of customer contracts.

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

Data communications and operations expense have decreased annually as a percentage of revenue from 2000, the year of our IPO, as we expand our customer base leveraging our network infrastructure and continue to negotiate unit price reductions with our vendors.

Sales, general and administrative. These expenses include the cost of:

•	sales and marketing salaries and related benefits;

•	product management, pricing and support, salaries and related benefits

•	sales commissions and referral payments;

•	advertising, direct marketing and trade shows;

•	occupancy costs;

•	executive, financial, legal, tax and administrative support personnel and related costs;

•	professional services, including legal, accounting, tax and consulting services; and

•	bad debt expense.

These expenses are expected to continue to increase as we continue to add sales personnel, increase our marketing initiatives to support the expansion of our customer base, and add to our support personnel, infrastructure and back office systems, as the business continues to grow.

Depreciation and amortization. Depreciation and amortization expense consists primarily of the depreciation and amortization of communications equipment, capital leases, and intangibles. We expect these expenses to decrease resulting from the sale of our Hazelwood, Missouri data center and as a portion of our fixed assets became fully depreciated in 2003. Generally, depreciation and amortization is calculated using the straight-line method over the useful life of the associated asset, which ranges from three to seven years.

Non-cash Equity-based Compensation. Non-cash equity-based compensation represents charges to earnings for the difference between the estimated fair market value of our common stock and the exercise price for options granted to employees and non-employee members of our Board of Directors, and compensation expense related to the vesting of the performance warrants granted to Constellation Ventures as more fully described above under the “Preferred Stock and Other Transactions” caption. We expect the non-cash equity-based compensation related to options granted to employees and non-employee members of our Board of Directors to decline below $0.2 million per quarter in the second quarter of 2004 as our 1999 and 2000 issuances will be fully expensed; however, when management estimates that Constellation Ventures will meet the performance criteria for vesting of their remaining unvested 6.7 million warrants, we will record a charge based on the fair value of the warrants at that time as calculated using the Black-Scholes model and current market and company assumptions.

Interest expense. Historical interest expense prior to March 2002 is related to indebtedness to banks, vendor financing agreements convertible notes, loans from Bridge and capitalized leases. The vendor financing agreements, the convertible notes and the loans from Bridge were settled in a series of transactions described above and in the Notes to the Consolidated Financial Statements herein. In March 2002, we also refinanced the majority of our capital lease liability. In July 2003 we made a $12.9 million principal payment to

GECC from the proceeds related to the sale of our Hazelwood, Missouri data center. Interest on our capital lease liability with GECC accrues at 12% and is compounded until cash interest payments commence in 2005. The aggregate outstanding balance of our GECC lease liability at December 31, 2003 was $56.6 million. Additionally, in the future, we may pursue other financing arrangements including leases which may include an interest component.

Income tax expense. We have incurred operating losses from inception through 2003 and, therefore, have not recorded a provision for income taxes in our historical financial statements. We have recorded a valuation allowance for the full amount of our net deferred tax assets because the future realization of the tax benefit is uncertain. At December 31, 2003, we have approximately $390.0 million in United States net operating loss carry-forwards expiring between 2011 and 2023, of which $247.5 million is subject to the Section 382 limitation of the Internal Revenue Code.

An ownership change as defined in Section 382 of the Internal Revenue Code restricts our ability to use future United States taxable income against the Company’s United States net operating loss carry-forward. Section 382 may also limit the utilization of other United States carry-over tax attributes upon the occurrence of an ownership change. Such an ownership change occurred during 1999 as a result of the acquisition of our company by Bridge and in 2002 as a result of the issuance of $203.1 million of preferred stock. Management believes that this limitation restricts our ability to offset any future United States taxable income against its net operating loss carry-forward over the United States Statutory carry-forward periods ranging from 15 to 20 years, to approximately $4.8 million a year before the net effect of future recognized “built-in” gains or losses existing as of the date of the ownership change. We expect to incur net losses at least through 2004.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-K will not reflect our future results of operations, financial position and cash flows.

THE YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

Executive Summary of Results of Operations

Our revenues increased 7% in 2003 as growth in our diversified Managed IP VPN, Hosting, and Internet Access have outpaced declines in services provided to Reuters and Moneyline. Gross margin increased $15.3 million or 21% over 2002 to $89.3 million or 35% of revenue resulting from increases in our diversified customer revenue and unit price reductions in data communications costs. Net loss was $94.0 million, a change from net income of $13.9 million in 2002 primarily driven by a $3.2 million increase in asset impairment and restructuring charges in 2003, an $8.1 million loss on sale of the data center in 2003 and a decrease in gain on extinguishment of debt of $97.9 million resulting from our recapitalization, which was recorded in 2002.

Revenues

	Year Ended December 31, (in thousands)
	2003	2002	Dollar Change	Percent Change
Diversified Revenue:
Managed IP VPN	$66,822	$34,344	$32,478	95%
Hosting	28,745	6,979	21,766	312%
Internet Access	16,942	16,489	453	3%
Other	3,190	3,197	(7)	(0)%

Total Diversified Revenue	115,699	61,009	54,690	90%

Reuters	82,748	102,244	(19,496)	(19)%
Moneyline	54,424	70,287	(15,863)	(23)%
Bridge	—	2,464	(2,464)	(100)%

Total Major Customer Revenue	137,172	174,995	(37,823)	(22)%

Total Revenue	$252,871	$236,004	$16,867	7%

Revenue. Revenue was $252.9 million for the year ended December 31, 2003, an increase of $16.9 million or 7%, from $236.0 million for the year ended December 31, 2002. Diversified Managed IP VPN revenues increased $32.5 million or 95% to $66.8 million compared to $34.3 million for 2002. The increase in 2003 Managed IP VPN revenue includes $10.4 million of revenue for services billed from August 1, 2003 through December 31, 2003 to customers acquired from WAM!NET. Diversified Hosting revenue increased $21.8 million, or 312%, to $28.7 million in 2003 from $7.0 million in 2002. The increase in Hosting revenue is attributable to the completion of the Intel customer transition which contributed approximately $19.3 million for the year ended December 31, 2003.

Internet Access revenues increased 3% to $16.9 million in 2003, compared to $16.5 million for 2002. The increase in Internet Access revenue is due to the economic stabilization in the Internet sector. Other revenues remained relatively constant at $3.2 million in 2003 and 2002.

Reuters and Moneyline revenues were $137.2 million in 2003, a decrease of $35.4 million or 20% from $172.5 million in 2002. The decline resulted from the termination of service locations by Reuters and Moneyline resulting from customer losses and reduced pricing for certain services. Additionally, 2002 included $2.5 million of realized deferred installation fees under the terminated Bridge contract.

Data Communications and Operations (exclusive of non-cash compensation, depreciation and amortization). Data communications and operations expenses were $163.6 million for year ended December 31, 2003, a decrease of $1.5 million, from $162.1 million in 2002. This decline is a result of data communications unit price reductions for long-haul capacity and internet connectivity and reductions in connections with Reuters and Moneyline partially offset by increases in connections for new diversified customers including Intel customers and customers acquired from WAM!NET. Additionally, per unit cost reductions in data communications were offset by newly incurred facilities and personnel costs associated with the Intel customer transition and increases in Network Operations and Engineering personnel required to support the expanding diversified Managed IP VPN and Hosting customers and newly acquired WAM!NET customers. Furthermore, gross margin was $89.3 million for the year ended December 31, 2003, an increase of $15.3 million, from $73.9 million in 2002. As a percentage of revenue, gross margin increased to 35% in 2003 as compared to 31% in 2002.

Sales, General and Administrative (exclusive of non-cash compensation). Sales, general and administrative expenses were $90.5 million for the year ended December 31, 2003, an increase of $22.7 million, or 33%, from $67.8 million for 2002. This increase is attributed to increases in personnel costs of $9.1 million, commissions and other sales incentives of $4.6 million, rent and other facilities costs of $2.5 million and marketing, promotion and consulting expenses of $3.2 million. The increase in personnel costs, commissions and sales incentives is related to growth in our diversified revenue base and the consolidation of our corporate headquarters personnel to our new facility outside of St. Louis, Missouri. The new headquarters facility was occupied in mid-2002, which is attributable to the increases in rent and other facilities costs. We expect these costs to increase in 2004 as compared to 2003 to accelerate the growth of our diversified customer base.

Depreciation and Amortization. Depreciation and amortization expense was $55.3 million for the year ended December 31, 2003, a decrease of $5.3 million from $60.6 million for 2002. We expect these expenses to decrease resulting from the sale of our Hazelwood, Missouri data center and as a portion of our fixed assets became fully depreciated in 2003.

Asset Impairment, Restructuring Charges and Other. Asset Impairment and Restructuring Charges totaled $7.9 million for the year ended December 31, 2003, a $3.2 million increase from the $4.7 million recorded in 2002. In June 2003 we revised our estimated liability related to a previously vacated facility lease to encompass the remaining minimum lease payments throughout the full term of the lease which expires in March 2011, resulting in a restructuring charge of $7.9 million. During 2002, concurrent with Yipes Communications, Inc.’s (“Yipes”) voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code, we recorded a $1.0 million impairment charge related to our investment in Yipes. Additionally in 2002 we recorded a $3.7 million charge related to the write-down of unused equipment. In 2002 we adopted Statement of Financial Accounting Standards No. 142 resulting in a $2.8 million goodwill impairment charge which is reflected in the Consolidated Statement of Operations as a cumulative effect of a change in accounting principle.

Loss on Sale of Data Center. Loss on sale of data center for the year ended December 31, 2003 of $8.1 million relates to the sale of our Hazelwood, Missouri data center to Reuters for cash and other consideration whose fair market value was lower than the net book value of the assets and other costs incurred in conjunction with the transaction.

Non-cash Equity-based Compensation. Non-cash equity-based compensation expense was $14.0 million for the year ended December 31, 2003, an increase of $3.0 million from $11.0 million in 2002. The increase is due to the vesting of 3.3 million performance warrants held by Constellation Ventures resulting in a $3.4 million charge. We expect the non-cash equity-based compensation related to options granted to employees and non-employee members of our Board of Directors to decline below $0.2 million per quarter in the second quarter of 2004 as our 1999 and 2000 issuances will be fully expensed; however, when management estimates that Constellation Ventures will meet the performance criteria for vesting of their remaining unvested 6.7 million warrants, we will record a charge based on the fair value of the warrants at that time as calculated using the Black-Scholes model and current market and company assumptions.

Net Interest Expense and Other. Interest income amounted to $0.5 million for the year ended December 31, 2003 and $0.7 million for 2002. Interest expense for the year ended December 31, 2003 amounted to $8.4 million, a decrease of $3.2 million from $11.7 million in 2002. The decrease in interest expense is largely due to a financing and debt restructuring that occurred in March 2002 which eliminated approximately $171.5 million in debt and a $12.9 million principal payment to GECC in July 2003 from the proceeds of the sale of our Hazelwood, Missouri data center. The aggregate outstanding balance of our GECC lease liability at December 31, 2003 was $56.6 million. We expect our interest expense to increase in 2004 compared to 2003 as a result of the $200.0 million debt financing to acquire the assets of Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc. together with the assets of certain of their affiliates (“CWA”) and $52.0 million of capital leases for the facilities being acquired by Du Pont Fabros, which is discussed further below in the Liquidity and Capital Resources section.

Net Income / (Loss). The net loss for the year ended December 31, 2003 was $94.0 million, a $108.0 million increase from the net income for the year ended December 31, 2002 of $13.9 million. The increase in net loss is primarily related to a $97.9 million gain on extinguishment of debt in 2002, a $3.2 million increase in asset impairment and restructuring charges in 2003, an $8.1 million loss on sale of data center in 2003, and a $22.7 million increase in sales, general and administrative expenses in 2003. This increase in net loss was partially offset by a gross margin increase of $15.3 million, a depreciation and amortization decrease of $5.3 million, a net interest expense and other decrease of $3.5 million, and a cumulative effect of change in accounting principle decrease of $2.8 million.

THE YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

Executive Summary of Results of Operations

Our revenues decreased 3% in 2002 as growth in our diversified Managed IP VPN product was offset by reductions in Internet Access and services provided to Reuters and Moneyline from the level of service provided to Bridge, Reuters and Moneyline in the prior year. Gross margin increased by approximately $67.5 million as the $6.8 million decrease in our revenues was offset by $74.3 million of reductions in data communications costs due to reductions in capacity, unit costs, refunds of sales taxes and reduction of accruals for such costs.

Net income (loss) improved by $302.8 million due primarily to the improvement in gross margin, a $97.9 million gain on debt extinguishment, a $27.5 million reduction in depreciation and amortization, a $14.3 million reduction in interest expense and an $84.9 million reduction of asset impairment charges recorded.

	Year Ended December 31, (in thousands)
	2002	2001	Dollar Change	Percent Change
Diversified Revenue:
Managed IP VPN	$34,344	$18,840	$15,504	82%
Hosting	6,979	7,040	(61)	(1)%
Internet Access	16,489	30,354	(13,865)	(46)%
Other	3,197	4,096	(899)	(22)%

Total Diversified Revenue	61,009	60,330	679	1%

Reuters	102,244	32,282	69,962	217%
Moneyline	70,287	15,511	54,776	353%
Bridge	2,464	134,672	(132,208)	(98)%

Total Major Customer Revenue	174,995	182,465	(7,470)	(4)%

Total Revenue	$236,004	$242,795	$(6,791)	(3)%

Revenue. Revenue was $236.0 million for the year ended December 31, 2002, a decrease of $6.8 million or 3%, from $242.8 million for the year ended December 31, 2001. Diversified Managed IP VPN revenues increased $15.5 million or 82% to $34.3 million compared to $18.8 million for 2001. The increase in 2002 Managed IP VPN revenue was the result of adding 380 net new customers. Diversified Hosting revenue decreased less than $0.1 million, or 1%, to $7.0 million in 2002. The decrease in Hosting revenue is attributable to turnover of over half of our 2001 customer base largely as a result of bad debts related to the economic downturn experienced in the Internet sector, partially offset buy new customer gains. Internet Access revenues decreased 46% to $16.5 million in 2002, compared to $30.4 million for 2001. The decrease in Internet Access revenue was also due to the economic downturn affecting the Internet sector which resulted in the loss of customers, pricing pressure in the Internet Access business and our continued initiatives designed to encourage customers to purchase access services as part of their managed network service. Other revenues declined to $3.2 million in 2002 from $4.1 million in 2001, a decrease of 22%.

Reuters, Moneyline, and Bridge revenues were $175.0 million in 2002, a decrease of $7.5 million or 4% from $182.5 million in 2001. The decline resulted from the elimination of excess circuits by Bridge prior to the sale of its assets, the termination of service locations by Reuters and Moneyline in connection with their integration of the Bridge acquisition, workforce reductions implemented by some of their customers and reduced pricing for certain services.

Data Communications and Operations (exclusive of non-cash compensation, depreciation and amortization). Data communications and operations expenses were $162.1 million for the year ended December 31, 2002, a decrease of $74.3 million, or 31%, from $236.3 million for the year ended December 31, 2001. The decline in data communications costs is a result of significant unit price reductions for long-haul capacity, reductions in internet connectivity capacity and unit prices, and reductions in local circuit costs resulting from the elimination of excess circuits in the Bridge network, reductions in connections with Reuters and Moneyline and unit price reductions from vendors. These costs were also reduced by $5.5 million as a result of reductions in estimated accruals for such costs which we believe are no longer required and $2.6 million of sales tax refunds related to such costs. Cost reductions in data communications costs were partially offset by additional employees needed in operations to assume services previously provided by Reuters and Moneyline, and transitional costs associated with taking over certain services from Reuters. Total operational employees increased by 68% to 428 at December 2002 versus 255 in December 2001. Furthermore, gross margin was $73.9 million for the year ended December 31, 2002, an increase of $67.5 million, from $6.5 million in 2001. As a percentage of revenue, gross margin increased to 31% in 2002 as compared to 3% in 2001.

Sales, General and Administrative (exclusive of non-cash compensation). Sales, general and administrative expenses were $67.8 million for the year ended December 31, 2002, a decrease of $4.5 million, or 6%, from $72.3 million for 2001. This decrease primarily resulted from a $7.5 million decrease in bad debt expense to $2.5 million in 2002, from $10.0 million in 2001. Bad debt expense in 2001 reflected a write-off of $4.7 million in connection with the bankruptcy of Bridge Canada. The decrease in bad debt expense was offset by increases in rent expense, primarily from the new headquarters in St, Louis occupied in mid-2002 and increases in personnel costs. Sales and marketing employees increased 24% to 317 at December 2002 compared to 256 at December 2001.

Depreciation and Amortization. Depreciation and amortization expense was $60.6 million for the year ended December 31, 2002, a decrease of $27.5 million as compared to $88.1 million for the year ended December 31, 2001. This decrease results primarily from the write down of assets that occurred in 2001, which reduced the depreciable asset base.

Asset Impairment & Other Write-downs of Assets. In 2002, we recorded a charge of $1.0 million relating to our investment in Yipes Communications Group, Inc., and a $3.7 million charge related to the write-down of unused equipment. In 2002 we adopted Statement of Financial Accounting Standard No. 142 resulting in a $2.8 million goodwill impairment charge which is reflected in the Consolidated Statement of Operations as a cumulative effect of a change in accounting principal.

Asset impairment, restructuring and other write-downs of assets of $94.4 million in 2001 represent:

•	$31.5 million non-cash charge related to optical equipment for which we do not expect to recover its costs either through operation or disposition of such equipment;

•	$44.1 million non-cash charge related to our wireless network equipment that has no residual value and which we have no future expected use for the equipment;

•	$14.0 million non-cash charge related to the write-down of other unutilized property and equipment; and

•	$4.8 million restructuring charge related to exiting certain leased facilities and other related costs.

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

Net Interest Expense and Other. Interest income amounted to $0.7 million in the year ended December 31, 2002, a decrease of $0.1 million from 2001 a result of the decrease interest rates during 2002. Interest expense for the year ended December 31, 2002 was $11.7 million, a decrease of $14.3 million from 2001. The decrease is a result of debt restructuring executed in the first quarter of 2002 that eliminated $170.0 million of interest bearing liabilities from the balance sheet.

Gain on Extinguishment of Debt. Gain on extinguishment of debt and liabilities totaled $97.9 million in the year ended December 31, 2002. The gain resulted from the recapitalization in March 2002 and the Winstar Wireless, Inc. (“Winstar”) settlement in November 2002. On November 5, 2002, we paid Winstar $1.5 million in satisfaction of all amounts owed by us to Winstar. Additionally, we released each other from any and all claims against the other. This settlement, which was approved by the bankruptcy court on November 5, 2002, resulted in a gain of $39.6 million in the fourth quarter of 2002.

Net (Loss) Income. The net income for the year ended December 31, 2002 was $13.9 million, an increase of $302.8 million from the net loss for 2001 of $288.9 million. The primary reasons for the improvement are:

•	Gross margin improvement of $67.5 million;

•	Reduction in asset impairment charges of $84.9 million, restructuring charges of $4.8 million and $4.3 million reduction in non-cash equity-based compensation expense;

•	$27.5 million decrease in depreciation and amortization expense;

•	Gain of $97.9 million on the extinguishment of debt in 2002; and

•	$14.2 million reduction in net interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Executive Summary of Liquidity and Capital Resources

At December 31, 2003 our cash balances were $28.2 million. We used $0.3 million in operating cash flow during the year ended December 31, 2003, an improvement of $44.7 million or 99% compared to 2002. Several transactions that occurred in 2003 had a material impact on our liquidity and capital resources. In July 2003, we sold our data center located in Hazelwood, Missouri and recorded a loss of $8.1 million on the sale of this asset. Additionally, we received $35.0 million in gross proceeds, of which $12.9 million was used to reduce outstanding debt with General Electric Capital Corporation (“GECC”), approximately $3.1 million related to deposits and expenses associated with the data center sale, and approximately $19.0 million in net proceeds was added to existing cash balances. In August 2003, we acquired certain assets related to the commercial business operations of WAM!NET. Under the terms of the agreement we made an initial payment of $3.0 million for the acquired assets and accrued $4.6 million in current liabilities for the estimated earn-out to be determined in April 2004.

Discussion of Changes in Liquidity and Capital Resources

Cash used in operating activities decreased to $0.3 million for the year ended December 31, 2003 from $45.0 million in 2002. The $44.7 million improvement is primarily due to a reduction in the payments of accounts payable of $31.3 million, an increase in collections of account receivable of $2.5 million and an increase in deferred revenue and other accrued liabilities in 2003 versus 2002. 2002 included payments of accounts payable that had been delayed in 2001 pending the issuance of the Preferred Stock (“Preferred”) which were settled throughout the year. The loss of a significant customer or group of customers could have a material impact on our future cash flows and financial position which may limit our ability to raise capital or fund our operations, working capital needs and capital expenditures in the future.

Net cash provided by investing activities for the year ended December 31, 2003 was approximately $13.1 million, an increase of $18.7 million from the $5.7 million used during the year ended December 31, 2002. This increase resulted from the receipt of $35.0 million in cash related to the sale of our Hazelwood, Missouri data center, as described below, partially offset by $3.1 million used in the purchase of WAM!NET’s assets, also described below, and an increase in our capital expenditures of $13.2 million primarily for new customer equipment related to the Intel customer transition and certain network enhancements.

Net cash used in financing activities was $15.8 million for the year ended December 31, 2003 as compared to net cash provided by financing activities of $70.6 million in the prior period. The $15.8 million use of cash in 2003 includes the $12.9 million reduction in debt outstanding with GECC related to the sale of our Hazelwood, Missouri data center as described below. The cash provided in 2002 was largely due to our recapitalization which resulted in the issuance of Preferred in March, June and September of 2002. As more fully described below, we issued approximately $203.1 million of Preferred in exchange for a combination of cash, accounts payable and debt. The proceeds from the Preferred were used to settle all outstanding obligations to Bridge, to make scheduled payments on capital lease obligations and to support our working capital requirements, including payments of past due balances with certain of our vendors.

On November 5, 2002, we paid Winstar $1.5 million in satisfaction of all amounts owed by us to Winstar. Additionally, we released each other from any and all claims against the other. This settlement, which was approved by the bankruptcy court on November 5, 2002, resulted in a gain of $39.6 million in the fourth quarter of 2002.

Transactions and Subsequent Events

On January 22, 2004, we signed a definitive agreement to purchase substantially all of the assets of CWA. CWA, wholly-owned by Cable and Wireless PLC provides a range of network and hosting services, including internet access to a Tier 1 network, collocation, hosting and other value-added services such as managed security and content distribution. The transaction has been approved by the US Bankruptcy Court but is subject to certain regulatory and customary closing conditions. We have committed to pay $155.0 million in cash, assume certain working capital liabilities and assume leases for 15 data centers and other facilities. Furthermore, in accordance with the sales agreement we are funding CWA’s working capital losses from January 28, 2004 through the closing date of the transaction (estimated to close in the first quarter of 2004), which will be capitalized into the purchase price. Additionally, we entered an agreement to sell our rights at closing to acquire four of the CWA data centers and one office facility to Du Pont Fabros Interests LLC (“Du Pont Fabros”) for $52.0 million and lease those facilities back for 15 years. The transaction is being funded by $200 million debt financing from existing stockholders Welsh, Carson, Anderson & Stowe (“Welsh Carson”) and Constellation Ventures (“Constellation”), a Bear Stearns asset management fund, who are joined by Oak Hill Special Opportunities Fund (“Oak Hill” and, with Welsh Carson and Constellation, the “Financing Parties”). The Financing Parties provided subordinated debt (the “Notes”), which we will use to acquire the CWA assets and fund ongoing capital expenditures and working capital needs associated with the newly acquired assets. The Notes, which mature five years from the date of initial funding, are subject to redemption by SAVVIS during the first 360 days after the initial funding in an amount equal to the Notes’ accreted value. During this 360 day period, the Notes will bear interest at 12.5%, payable semi-annually in kind. After this period, interest will increase to 15%, payable semi-annually in kind. The Notes are redeemable at 101% after the fourth anniversary of the initial funding. In conjunction with this financing, SAVVIS has issued warrants to the Financing Parties to purchase our Series B Preferred that were convertible to approximately 129.4 million shares of SAVVIS common stock at a price of $1.63 per common share. The Financing Parties exercised those warrants pursuant to a “cashless” exercise and, as a result, the Series B Preferred is convertible into approximately 65.5 million shares of common stock. The Series B Preferred automatically converts into common shares upon SAVVIS stockholder approval. The common stock issuable upon conversion of the Series B Preferred will not have been registered under the Securities Act and, therefore, may not be transferred or sold except pursuant to an effective registration statement or pursuant to an exemption from the registration requirements of the Securities Act. We granted Welsh Carson demand and piggy-back registration rights and we granted the other Financing Parties piggy-back registration rights only.

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

On July 28, 2003, we closed an agreement with Reuters whereby SAVVIS sold its data center located in Hazelwood, Missouri. We recorded a loss of $8.1 million on the sale of this asset, proceeds from which were lower than the net book value of the assets and other costs incurred in conjunction with the transaction. In addition, we entered into a lease agreement for approximately one-third of the data center for five years with a five-year renewal option, which we are using to provide hosting services. Additionally, SAVVIS allowed Reuters to buy-down a portion of its minimum revenue commitments under the existing network services agreement. These revenue buy-down amounts will be recognized ratably through September 2006, the remaining life of the network services agreement. Furthermore, Reuters agreed to purchase from SAVVIS new services which may be required in the future by Reuters but not originally contemplated under the network services agreement provided our bid to provide such service proposes terms equivalent to competing bids, material service level breaches by SAVVIS have not repeatedly arisen at that time, and Reuters is not contractually bound to purchase such services from other providers. Of the $35.0 million in gross proceeds, we used $12.9 million to reduce outstanding debt GECC, approximately $3.1 million for transaction related deposits and expenses and approximately $19.0 million in net proceeds were added to existing cash balances.

In September 2002, we raised $22.6 million in cash from the issuance of Preferred to Welsh Carson.

In June 2002, Preferred totaling $20.0 million was issued to Constellation Ventures in exchange for cash. We also issued five-year performance warrants to Constellation Ventures to acquire shares of common stock at $0.75 per share which it earns the right to exercise if it meets certain performance criteria related to aiding us in winning new business. During November 2003, the performance criteria was met for the first of three tranches causing one-third, or 3.3 million warrants to vest resulting in non-cash equity based compensation expense of $3.4 million. Additional non-cash compensation charges will be recorded over the anticipated vesting period when SAVVIS estimates that the performance criteria of the remaining 6.7 million warrants will be met based on the fair value of the warrants at that time as calculated using the Black-Scholes model and current market and company assumptions. In addition, we issued $2.4 million of Preferred in satisfaction of certain other vendor obligations.

In May 2002, SAVVIS entered into a 15 year, office facility lease agreement with Duke Realty Limited Partnership (“Duke”) with total minimum rent payments of approximately $39.9 million. We also entered into an agreement with Duke in which SAVVIS may be required to make payments of up to approximately $1.0 million plus interest accruing at 4.88% from the date of the agreement if certain events do not occur prior to June 2004. These payments, if required, would be made from July 2005 to June 2007.

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

We entered into an agreement with Bridge wherein we agreed to pay Bridge $11.9 million in satisfaction of $27.5 million representing all amounts due to Bridge. We also agreed not to pursue the collection of $18.7 million of pre-petition receivables owed to it by Bridge and to assign to Bridge any claims it had against other Bridge entities with the exception of Bridge Canada whereby we retained our right to receive a pro rata distribution of assets from the liquidation of Bridge Canada which were collected in 2003. All amounts due by SAVVIS under the settlement agreement were paid in March 2002.

A release by a certain vendor from all obligations under the agreements in exchange for $2.5 million paid in installments over 18 months and other commercial arrangements.

As part of the related March 2002 recapitalization, we also issued five-year warrants to purchase 16.1 million shares of SAVVIS’ common stock at $0.75 per share.

In August 2000, we entered into a 20-year agreement with Kiel Center Partners, L.P. (“KCP”) pursuant to which we acquired the naming rights to an arena in St. Louis, Missouri. Total consideration for these rights amounted to approximately $71.8 million, including 750,000 shares of our common stock issued to KCP, which had a fair value of $5.8 million at issuance and $66.0 million of cash payments to be made from 2002 through 2020. The related expense will be recognized over the term of the agreement. As of December 31, 2003, we had approximately $2.6 million of remaining deferred charges resulting from the issuance of common stock and $64.6 million of remaining cash payments under this agreement.

Our customer contracts generally span multiple periods, which result in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending level allocated ratably over the contract terms are approximately $39.9 million, $26.3 million, and $10.1 million in years 2004, 2005, and 2006, respectively. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of December 31, 2003, the maximum termination liability would amount to approximately $44.3 million.

As of December 31, 2003	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Operating leases and naming rights agreement	$165,235	$20,109	$30,766	$26,803	$87,557
Capital lease obligations(1)	80,950	375	15,503	65,072	—
Unconditional purchase obligations	76,334	39,912	36,422	—	—

Total contractual cash obligations	$322,519	$60,396	$82,691	$91,875	$87,557

(1)	Includes interest payments of $24.0 million over the remaining life of the capital lease obligation. As discussed above, we closed an agreement with Reuters on July 28, 2003, whereby we sold our data center located in Hazelwood, Missouri and used $12.9 million of the $35.0 million in gross proceeds to reduce our outstanding debt with GECC resulting in total payments due of $80.6 million of which $63.8 million is due in March 2007.

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

We are subject to various legal proceedings and other actions arising in the normal course of its business. While the results of such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on our financial position, results or operations or cash flows.

We have employment agreements with several key executive officers. These agreements contain provisions with regard to base salary, bonus, stock options, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control of SAVVIS.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reach a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, which for SAVVIS is the quarter ending September 30, 2003. The adoption of EITF No. 00-21 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board (“FASB”) reissued Revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN No. 46 is required in financial statement of public entities that have variable interest entities or potential variable interest entities commonly referred to as special-purpose entities created before February 1, 2003 for periods ending after December 15, 2003, and for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of the standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial reporting for certain derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. Adoption of the standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Changes in foreign exchange rates did not materially impact our results of operations. For the year ended December 31, 2003, 6% of our service revenue was denominated in currencies other than the United States dollar and 1% of our service revenue for the years ended 2002 and 2001, respectively. Approximately 23%, 19%, and 21% of our total direct and operating costs, excluding depreciation and amortization, loss on sale of data center, non-cash equity based compensation, and asset impairments and restructuring charges, were incurred in currencies other than the United States dollar for the years ended 2003, 2002, and 2001, respectively. We expect these percentages to decrease in the periods ahead as our United States business base grows. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The 2003 consolidated financial statements and related notes thereto required by this item begin on page 49 as listed in Item 15 of Part IV of this document.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We had no disagreements on accounting or financial disclosure matters with our independent certified public accountants to report under this Item 9.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

There has been no change in our internal controls over financial reporting during the most recent fiscal year that materially affected or is reasonably likely to materially affect the internal controls.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information set forth under the captions “Election of Directors” and “Compliance with Section 16 of the Securities Exchange Act” appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all directors and employees, including our principal executive, financial and accounting officers. The Code of Business Conduct and Ethics is posted on our website at www.savvis.net. We intend to satisfy the requirements under Item 10 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics that apply, by posting such information on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Reference is made to the information set forth under the captions “Election of Directors – Director Compensation,” “2003 Executive Compensation” and “Stockholder Return Performance Graph” appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the information set forth under the caption “Equity Compensation Plan Information” and “Ownership of Securities” appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information set forth under the caption “Certain Relationships and Related Transactions” appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the information set forth under the caption “Principal Accounting Fees and Services” appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

1.	Financial Statements

Independent Auditors’ Report – Ernst & Young LLP

Independent Auditors’ Report – Deloitte & Touche LLP

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the years ended December 31, 2003, 2002, and 2001

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

Financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the financial statements, or notes thereto, are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits

The following exhibits are either provided with this Form 10-K or are incorporated herein by reference.

EXHIBIT INDEX NUMBER	EXHIBIT DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to Registrant’s Registration Statement on Form S-1, as amended (File No. 333-90881), dated November 12, 1999).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to Registrant’s Registration Statement on Form S-1, as amended (File No. 333-90881), dated January 31, 2000).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).

4.1	Form of Common Stock Certificate (incorporated by reference to the same numbered exhibit to Registrant’s Registration Statement on Form S-1, as amended (File No. 333-90881), dated January 31, 2000).

4.2	Certificate of Designations relating to the Registrant’s Series A Convertible Preferred Stock (incorporated by reference to the same numbered exhibit to Registrant’s Current Report on Form 8-K dated March 27, 2002).

4.3	Warrant Agreement, dated as of March 7, 2002, between the Registrant and General Electric Capital Corporation (incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

4.4	Warrant Agreement, dated as of March 15, 2002, between the Registrant and Nortel Networks Inc. (incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

4.5	Warrant, dated March 18, 2002, to purchase the Registrant’s common stock issued to General Electric Capital Corporation (incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

4.6	Warrant, dated March 18, 2002, to purchase the Registrant’s common stock issued to Nortel Networks Inc. (incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

4.7+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital II, L.P. (incorporated by reference to the same numbered exhibit to Registrant’s Current Report on Form 8-K dated July 8, 2002).

4.8+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital Offshore II, L.P. (incorporated by reference to the same numbered exhibit to Registrant’s Current Report on Form 8-K dated July 8, 2002).

4.9+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to The BSC Employee Fund IV, L.P. (incorporated by reference to the same numbered exhibit to Registrant’s Current Report on Form 8-K dated July 8, 2002).

4.10+	Warrant, dated, June 28, 2002, to purchase the Registrant’s common stock issued to CVC II Partners, L.L.C. (incorporated by reference to the same numbered exhibit to Registrant’s Current Report on Form 8-K dated July 8, 2002).

10.1	1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.2	Amendment No. 1 to 1999 Stock Option Plan 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.3	Amendment No. 2 to 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.4	Amendment No. 3 to 1999 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.5	2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).

10.6	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.7	Form of Incentive Stock Option Agreement under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-90881), dated December 30, 1999).

10.8	Form of Non-Qualified Stock Option Agreement under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.9	Form of Non-Qualified Stock Option Agreement under the 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003).

10.10	Employment Agreement, dated December 20, 1999, between the Registrant and Jack M. Finlayson (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-90881), dated January 18, 2000).

10.11	Letter Agreement, dated September 30, 1999, between the Registrant and James D. Mori (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-90881), dated December 30, 1999).

10.12	Employment Agreement, dated April 2, 2001, between the Registrant and Robert A. McCormick (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.13	Letter Agreement, dated January 6, 2003, between the Registrant and Grier C. Raclin.

10.14	Letter Agreement, dated January 2, 2003, between the Registrant and Jeffrey H. Von Deylen.

10.15	Office Lease between WGP Associates, LLC and SAVVIS Communications (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.16+	Arena Naming Rights Agreement, dated as of August 17, 2000, among the Registrant, Kiel Center Partners, L.P. and Bridge Information Systems, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

10.17+	Agreement and First Amendment, dated June 19, 2002, to Arena Naming Rights Agreement, dated as of August 17, 2000, among the Registrant, Kiel Center Partners, L.P. and SAVVIS Communications Corporation, a Missouri corporation (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.18++	Settlement Agreement relating to Advertising Inventory under Naming Rights Agreement and Conditionally Modifying Suite License Agreement, dated as of July 30, 2003, among the Registrant and Kiel Center Partners, L.P. (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003).

10.19	Side Letter, dated May 16, 2001, between the Registrant and Reuters Holdings Switzerland SA. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated June 4, 2001).

10.20+	Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2001).

10.21+	Amendment No. 1, dated March 1, 2002, to Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.22++	Amendment No. 2, dated May 23, 2003, to Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

10.23++	Amendment No. 3, dated June 15, 2003, to Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

10.24++	Amendment No. 4, dated March 15, 2003, to Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003).

10.25++	Amendment No. 5, dated July 23, 2003, to Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003).

10.26++	Amendment No. 6, dated August 19, 2003, to Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003).

10.27++	Amendment No. 7, dated July 25, 2003, to Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003).

10.28++	Amendment No. 8, dated October 1, 2003, to Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited

10.29	Amendment No. 9, dated October 24, 2003, to Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited

10.30+	Transitional Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

10.31+	Co-location Agreement, dated as of September 28, 2001, by and between SAVVIS Communications Corporation, a Missouri corporation, and Reuters America Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

10.32	Securities Purchase Agreement, dated as of March 6, 2002, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., and the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on Annex I thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2002).

10.33	Investor Rights Agreement, dated as of March 6, 2002, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on the signature pages thereto, Reuters Holdings Switzerland SA and the other Investors (as defined therein) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 27, 2002).

10.34	Amendment No. 1, dated June 28, 2002, to the Investor Rights Agreement, dated as of March 6, 2002, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on the signature pages thereto, Reuters Holdings Switzerland SA and the Other Investors (as defined therein) (incorporated by reference to the Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 8, 2002).

10.35	Agreement Resolving All Outstanding SAVVIS-BIS Issues, between the Registrant and BIS Administration, Inc., dated as of February 8, 2002 as approved by the Bankruptcy Court on February 13, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.36	Amendment No. 1, effective February 25, 2002, to the Agreement Resolving All Outstanding SAVVIS-BIS Issues, between the Registrant and BIS Administration, Inc., dated as of February 8, 2002 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.37	Amended and Restated Master Lease Agreement, dated as of March 8, 2002, by and among SAVVIS Communications Corporation, a Missouri corporation, other signatories named therein and General Electric Capital Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.38	Amendment No. 1 and Consent, dated May 28, 2002, to the Amended and Restated Master Lease Agreement, dated as of March 8, 2002, by and among SAVVIS Communications Corporation, a Missouri corporation, other signatories named therein and General Electric Capital Corporation (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.39+	Amendment No. 2 and Consent, dated November 4, 2002, to the Amended and Restated Master Lease Agreement, dated as of March 8, 2002, by and among SAVVIS Communications Corporation, a Missouri corporation, other signatories named therein and General Electric Capital Corporation (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.40	Amendment No. 3, dated February 27, 2003, to the Amended and Restated Master Lease Agreement, dated as of March 8, 2002, by and among SAVVIS Communications Corporation, a Missouri corporation, other signatories named therein and General Electric Capital Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).

10.41	Amendment No. 4, dated April 30, 2003, to the Amended and Restated Master Lease Agreement, dated as of March 8, 2002, by and among SAVVIS Communications Corporation, a Missouri corporation, other signatories named therein and General Electric Capital Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).

10.42	Security Agreement, effective as of March 18, 2002, between the Registrant and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.43	Security Agreement, effective as of March 18, 2002, between SAVVIS Communications Corporation, a Missouri corporation and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.44	Security Agreement, effective as of March 18, 2002, between Global Network Assets, LLC and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.45	Security Agreement, effective as of March 18, 2002, between SAVVIS Procurement Corporation and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.46	Security Agreement, effective as of March 18, 2002, between SAVVIS Communications International, Inc. and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.47	Pledge Agreement, dated as of March 18, 2002, between the Registrant and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.48	Pledge Agreement, dated as of March 18, 2002, between SAVVIS Communications Corporation, a Missouri corporation and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.49	Trademark Security Agreement, dated as of March 18, 2002, between the Registrant and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.50	Trademark Security Agreement, dated as of March 18, 2002, between SAVVIS Communications Corporation, a Missouri corporation and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.51	Trademark Security Agreement, dated as of March 18, 2002, between Global Network Assets, LLC and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.52	Trademark Security Agreement, dated as of March 18, 2002, between SAVVIS Procurement Corporation and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.53	Trademark Security Agreement, dated as of March 18, 2002, between SAVVIS Communications International, Inc. and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.54	Patent Security Agreement, dated as of March 18, 2002, between the Registrant and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.55	Patent Security Agreement, dated as of March 18, 2002, between SAVVIS Communications Corporation, a Missouri corporation and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.56	Patent Security Agreement, dated as of March 18, 2002, between Global Network Assets, LLC and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.57	Patent Security Agreement, dated as of March 18, 2002, between SAVVIS Procurement Corporation and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.58	Patent Security Agreement dated, as of March 18, 2002, between SAVVIS Communications International, Inc. and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.59	Copyright Security Agreement, dated as of March 18, 2002, between the Registrant and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.60	Copyright Security Agreement, dated as of March 18, 2002, between SAVVIS Communications Corporation, a Missouri corporation and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.61	Copyright Security Agreement, dated as of March 18, 2002, between Global Network Assets, LLC and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.62	Copyright Security Agreement, dated as of March 18, 2002, between SAVVIS Procurement Corporation and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.63	Copyright Security Agreement, dated as of March 18, 2002, between SAVVIS Communications International, Inc. and General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.64	Guaranty Agreement, effective as of March 18, 2002, delivered by the Registrant to and in favor of General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.65	Guaranty Agreement, effective as of March 18, 2002, delivered by Global Network Assets, LLC to and in favor of General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.66	Guaranty Agreement, effective as of March 18, 2002, delivered by SAVVIS Procurement Corporation to and in favor of General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.67	Guaranty Agreement, effective as of March 18, 2002, delivered by SAVVIS Communications International, Inc. to and in favor of General Electric Capital Corporation, as agent for itself and other lessors (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.68	Fee Letter, dated March 6, 2002, from the Registrant to WCA Management Corporation (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.69	Securities Purchase Agreement, dated as of June 28, 2002, among the registrant, Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund IV, L.P., and CVC II Partners, L.L.C. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 8, 2002).

10.70	Joinder Agreement, dated June 28, 2002, between registrant, Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund IV, L.P., and CVC II Partners, L.L.C. (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated July 8, 2002).

10.71	Board Letter, dated June 28, 2002, to Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund IV, L.P., and CVC II Partners, L.L.C. from registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., Welsh, Carson, Anderson & Stowe VII, L.P., Welsh, Carson, Anderson & Stowe VI, L.P., and WCAS Management Corporation (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated July 8, 2002).

10.72	Amended and Restated Lease Agreement, dated as of January 25, 2002, by and between General Electric Capital Corporation and SAVVIS Communications Corporation, a Missouri corporation (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.73	Lease Agreement, dated as of May 24, 2002, by and between Duke Realty Limited Partnership and SAVVIS Communications Corporation, a Missouri corporation (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.74	Missouri Leasehold Deed of Trust, Security Agreement and Fixture Filing, dated June 12, 2002, among SAVVIS Communications Corporation, a Missouri corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.75	Securities Purchase Agreement, dated as of September 18, 2002, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P. and the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on Annex I thereto (incorporated by reference to the Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 19, 2002).

10.76+	Master Services Agreement, dated October 1, 2002, by and between Moneyline Telerate and Moneyline Telerate International and SAVVIS Communications Corporation, a Missouri corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).

10.77++	Purchase Agreement, dated July 25, 2003, between the registrant and Reuters Data LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 11, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

++	A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

(b) Reports on Form 8-K.

None.

(c) Exhibits.

The list of exhibits filed with this report is set forth in response to Item 15(a)(3). SAVVIS hereby files as part of this report the exhibits listed in the index to the exhibits.

(d) Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2004.

SAVVIS COMMUNICATIONS CORPORATION

By:	/s/ Robert A. McCormick

Robert A. McCormick
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities indicated below and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ROBERT A. MCCORMICK Robert A. McCormick	Chief Executive Officer and Chairman of the Board (principal executive officer)	February 23, 2004

/s/ JEFFREY H. VON DEYLEN Jeffrey H. Von Deylen	Chief Financial Officer and Director (principal financial officer and principal accounting officer)	February 23, 2004

/s/ JOHN M. FINLAYSON John M. Finlayson	President, Chief Operating Officer and Director	February 23, 2004

/s/ JOHN D. CLARK John D. Clark	Director	February 23, 2004

/s/ CLIFFORD H. FRIEDMAN Clifford H. Friedman	Director	February 23, 2004

/s/ CLYDE A. HEINTZELMAN Clyde A. Heintzelman	Director	February 23, 2004

/s/ THOMAS E. MCINERNEY Thomas E. McInerney	Director	February 23, 2004

/s/ JAMES E. OUSLEY James E. Ousley	Director	February 23, 2004

/s/ JAMES P. PELLOW James P. Pellow	Director	February 23, 2004

/s/ PATRICK J. WELSH Patrick J. Welsh	Director	February 23, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of SAVVIS Communications Corporation

St. Louis, Missouri

We have audited the accompanying consolidated balance sheet of SAVVIS Communications Corporation and subsidiaries (“SAVVIS”) as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the management of SAVVIS. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SAVVIS Communications Corporation and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
St. Louis, Missouri February 4, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

SAVVIS Communications Corporation

Herndon, Virginia

We have audited the accompanying consolidated balance sheet of SAVVIS Communications Corporation and subsidiaries (SAVVIS) as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SAVVIS Communications Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, in 2002, SAVVIS changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards No. 142.

/s/ Deloitte & Touche LLP
McLean, Virginia February 6, 2003

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share amounts)	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,173	$32,159
Trade accounts receivable, less allowance for doubtful accounts of $1,162 and $1,023 in 2003 and 2002, respectively, (includes accounts receivable from affiliates as defined in Note 3 of $200 and $10,917 in 2003 and 2002, respectively)	11,305	15,117
Prepaid expenses	2,467	1,691
Other current assets	2,682	2,119

TOTAL CURRENT ASSETS	44,627	51,086
Property and equipment, net	59,357	129,262
Restricted cash	7,843	6,384
Intangibles, net	4,898	—
Other non-current assets	7,898	9,742

TOTAL ASSETS	$124,623	$196,474

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,771	$28,528
Other accrued liabilities	22,944	18,174

TOTAL CURRENT LIABILITIES	49,715	46,702
Capital lease obligations, net of current portion	56,587	62,444
Other accrued liabilities	19,248	10,411

TOTAL LIABILITIES	125,550	119,557

COMMITMENTS AND CONTINGENCIES (NOTE 16)
STOCKHOLDERS’ (DEFICIT) EQUITY:
Convertible preferred stock at accreted value; 50,000,000 shares authorized, 203,070 issued and outstanding in 2003 and 2002	243,334	217,006
Common stock; $.01 par value, 900,000,000 shares authorized, 96,478,900 and 94,059,956 shares issued in 2003 and 2002, 96,447,599 and 94,028,381 shares outstanding in 2003 and 2002, respectively	965	941
Additional paid-in capital	330,890	351,772
Accumulated deficit	(572,465)	(478,432)
Deferred compensation	(1,438)	(12,270)
Treasury stock, at cost, 31,301 and 31,575 shares in 2003 and 2002, respectively	(16)	(16)
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment	(2,197)	(2,084)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(927)	76,917

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$124,623	$196,474

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(dollars in thousands, except share and per share amounts)	2003	2002	2001
TOTAL REVENUES(1)	$252,871	$236,004	$242,795

Data communications and operations expenses(2)	163,606	162,078	236,336

GROSS MARGIN	89,265	73,926	6,459

Sales, general, and administrative expenses(3)	90,498	67,821	72,347
Depreciation and amortization	55,346	60,621	88,079
Asset impairment and other write-downs of assets	—	4,684	89,633
Restructuring charges	7,903	—	4,821
Loss on sale of data center	8,106	—	—
Non-cash equity-based compensation(4)	13,989	10,952	15,254

TOTAL OTHER OPERATING EXPENSES	175,842	144,078	270,134

LOSS FROM OPERATIONS	(86,577)	(70,152)	(263,675)
NON-OPERATING INCOME / (EXPENSES):
Net interest expense and other	(7,456)	(11,003)	(25,221)
Gain on extinguishment of debt	—	97,859	—

TOTAL NON-OPERATING INCOME / (EXPENSES)	(7,456)	86,856	(25,221)

INCOME / (LOSS) FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(94,033)	16,704	(288,896)
Cumulative effect of change in accounting principle (Note 2)	—	(2,772)	—

NET INCOME / (LOSS )	(94,033)	13,932	(288,896)
Accreted and deemed dividend on preferred stock	(33,323)	(74,498)	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(127,356)	$(60,566)	$(288,896)

BASIC AND DILUTED LOSS PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE(5)	$(1.34)	$(0.62)	$(3.10)
Cumulative effect of change in accounting principle	—	(0.03)	—

BASIC AND DILUTED LOSS PER COMMON SHARE	$(1.34)	$(0.65)	$(3.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING(5)	94,738,124	93,558,891	93,113,823

(1)	Includes $82.7 million, $104.7 million, and $167.0 million from affiliates as defined in Note 3 for the years ended 2003, 2002, and 2001, respectively.

(2)	Excludes $2.0 million, $1.5 million, and $2.1 million of non-cash equity-based compensation for the years ended 2003, 2002, and 2001, respectively, as well as exclusive of depreciation included below.

(3)	Excludes $8.6 million, $9.4 million, and $13.2 million of non-cash equity-based compensation for the years ended 2003, 2002, and 2001, respectively.

(4)	Includes $3.4 million of non-cash equity-based compensation relating to the vesting of certain Constellation Ventures performance warrants for the year ended 2003 as discussed in Note 5.

(5)	As the effects of including the incremental shares associated with options, warrants, and convertible Preferred Stock are anti-dilutive, they are not included in the weighted average common shares outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2003	2002	2001
OPERATING ACTIVITIES:
Net income / (loss)	$(94,033)	$13,932	$(288,896)
Reconciliation of net income / (loss) to net cash used in operating activities:
Gain on extinguishment of debt	—	(97,859)	—
Deferred financing costs	—	—	3,845
Asset impairment and other write-downs of assets	—	4,684	89,633
Restructuring charges	7,903	—	4,821
Loss on sale of data center	8,106	—	—
Cumulative effect of change in accounting principle	—	2,772	—
Accrued interest	6,996	8,794	2,612
Depreciation and amortization	55,346	60,621	88,079
Non-cash equity-based compensation	13,989	10,952	15,254
Net changes in operating assets and liabilities:
Trade accounts receivable	3,812	1,266	16,642
Prepaid expenses and other current assets	(1,339)	663	(277)
Other non-current assets	1,675	2,273	(126)
Accounts payable	(4,245)	(35,589)	8,291
Other accrued liabilities	1,505	(17,477)	18,216

Net cash used in operating activities	(285)	(44,968)	(41,906)

INVESTING ACTIVITIES:
Capital expenditures	(18,824)	(5,669)	(24,085)
Purchase of WAM!NET assets	(3,118)	—	—
Proceeds from sale of data center	35,000	—	—

Net cash provided by / (used in) investing activities	13,058	(5,669)	(24,085)

FINANCING ACTIVITIES:
Issuance of preferred stock, net of issuance costs	—	97,161	—
Proceeds from convertible senior secured notes	—	—	57,500
Payments under capital lease obligations	(15,769)	(9,980)	(10,661)
Repayment of borrowings	—	(14,297)	(202)
Other	(30)	(2,268)	1,567

Net cash provided by / (used in) financing activities	(15,799)	70,616	48,204

Effect of exchange rate changes on cash and cash equivalents	(960)	(2,225)	(70)

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,986)	17,754	(17,857)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	32,159	14,405	32,262

CASH AND CASH EQUIVALENTS, END OF YEAR	$28,173	$32,159	$14,405

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$304	$1,111	$6,959
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of preferred stock in settlement of debt	$—	$102,970	$—
Accrual of WAM!NET earn-out (Note 4)	4,600	—	—

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	NUMBER OF SHARES
(dollars in thousands)	CONVERTIBLE PREFERRED STOCK	COMMON STOCK	TREASURY STOCK	CONVERTIBLE PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	DEFERRED COMPENSATION	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL
Balance at December 31, 2000	—	93,831,066	38,876	$—	$938	$359,586	$(203,468)	$(39,581)	$(19)	$(526)	$116,930
Net loss							(288,896)				(288,896)
Foreign currency translation adjustments										62	62

Comprehensive loss											(288,834)
Recognition of deferred compensation costs						(3,205)		18,459			15,254
Issuance of common and / or treasury stock upon exercise of stock options		126,163			2	62					64

Balance at December 31, 2001	—	93,957,229	38,876	—	940	356,443	(492,364)	(21,122)	(19)	(464)	(156,586)
Net income							13,932				13,932
Foreign currency translation adjustments										(1,620)	(1,620)

Comprehensive income											12,312
Issuance of preferred stock	203,070			203,070							203,070
Offering costs of preferred stock				(2,939)							(2,939)
Proceeds of preferred stock issuance allocated to beneficial conversion feature				(52,690)		52,690					—
Deemed dividends on preferred stock				74,498		(74,498)					—
Beneficial conversion feature of deemed dividends on preferred stock				(4,933)		4,933					—
Issuance of warrants						10,053					10,053
Recognition of deferred compensation costs						2,101		8,852			10,953
Issuance of common and / or treasury stock upon exercise of stock options		102,727	(7,301)		1	50			3		54

Balance at December 31, 2002	203,070	94,059,956	31,575	217,006	941	351,772	(478,432)	(12,270)	(16)	(2,084)	76,917
Net loss							(94,033)				(94,033)
Foreign currency translation adjustments										(113)	(113)

Comprehensive loss											(94,146)
Deemed dividends on preferred stock				33,323		(33,323)					—
Beneficial conversion feature of deemed dividends on preferred stock				(6,918)		6,918					—
Legal fees related to the issuance of preferred stock				(77)							(77)
Recognition of deferred compensation costs						(243)		10,832			10,589
Issuance of common and / or treasury stock upon exercise of stock options		2,418,944	(274)		24	1,405					1,429
Issuance of warrants						3,400					3,400
Issuance of immediately vested stock options with exercise price below market value on date of grant						961					961

Balance at December 31, 2003	203,070	96,478,900	31,301	$243,334	$965	$330,890	$(572,465)	$(1,438)	$(16)	$(2,197)	$(927)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular dollars in thousands, except per share amounts)

NOTE 1—NATURE OF OPERATIONS

ORGANIZATION AND BUSINESS—SAVVIS Communications Corporation, a Delaware corporation, together with its wholly-owned subsidiary, SAVVIS Communications Corporation, a Missouri corporation (“SCC”), and its predecessor company, SAVVIS Communications Enterprises L.L.C. (“LLC”), are referred to herein collectively as the “Company,” and “SAVVIS”. The Company was formed in November 1995 and commenced commercial operations in 1996. SAVVIS is a global managed service provider, delivering Managed IP VPN, Hosting, and Internet access services to a diverse mix of industries

On April 7, 1999 (the “acquisition date”), the Company was acquired by a wholly-owned subsidiary of Bridge Information Systems, Inc. (“Bridge”) in an all stock transaction that was accounted for as a “purchase transaction” under Accounting Principles Board Opinion No. 16. The value of the Bridge shares and options issued and the costs incurred by Bridge in connection with the acquisition aggregated $31.7 million. In accordance with the accounting requirements of the Securities and Exchange Commission, purchase transactions that result in one entity becoming substantially wholly-owned by the acquirer establish a new basis of accounting in the acquired entity’s records for the purchased assets and liabilities. Thus, the purchase price has been allocated to the underlying assets purchased and liabilities assumed based on their estimated fair values at the acquisition date.

An initial public offering of the Company’s common stock was completed in February 2000. A total of 17 million shares were sold in the offering, 14,875,000 shares sold by the Company and 2,125,000 shares sold by Bridge, all at $24 per share. The Company received net proceeds from this offering of approximately $333 million, of which approximately $127 million was paid to Bridge. After the offering, Bridge owned approximately 49% of the Company’s outstanding stock, and stockholders of Bridge owned approximately 26% of the Company’s outstanding stock. As of December 31, 2003 the Bridge estate owns approximately 11% of the Company’s outstanding voting stock.

In 2002, the Company executed a recapitalization when it issued approximately $203.1 million of convertible preferred stock to entities and individuals associated with Welsh Carson Anderson & Stowe (“Welsh Carson”), a group of funds (“Constellation Ventures”), Reuters plc (“Reuters”) and to various vendors.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments with an original maturity of three months or less, that the Company may hold from time to time, as cash and cash equivalents.

Restricted Cash

Restricted cash consists of amounts supporting outstanding letters of credit, principally related to office space.

Property and Equipment

Communications equipment and data center equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease which is usually five to seven years. Data centers are generally depreciated over twenty years.

Equipment Under Capital Leases

The Company leases certain of its data communications equipment and other fixed assets under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under these capital leases are amortized over the terms of the leases, which approximate the useful lives of the assets of three to five years.

Other Non-Current Assets

Other non-current assets consist primarily of deferred financing costs on capital leases and the unamortized cost of naming rights to an arena in St. Louis, Missouri.

Valuation of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires the review for impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value.

Significant factors, which would trigger an impairment review, include the following:

•	significant negative industry trends,

•	significant changes in technology,

•	significant underutilization of assets, and

•	significant changes in how assets are used or are planned to be used.

When such an event occurs, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. These impairment evaluations involve estimates of asset useful lives and future cash flows. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized. Management utilizes an expected present value technique, which uses a risk-free rate and multiple cash flow scenarios reflecting the range of possible outcomes, to estimate fair value of the asset. Actual useful lives and cash flows could differ from those estimated by management using these techniques, which could have a material affect on our results of operations and financial position.

There were no asset impairment charges in 2003; however, the Company recorded a restructuring charge of $7.9 million related to a previously vacated facility lease for which the Company revised its estimated liability to encompass the remaining minimum lease payments throughout the full term of the lease which expires in March 2011. During 2002 and 2001, the Company recognized asset impairment charges of $4.7 million and $89.6 million, respectively, primarily related to equipment with carrying value above its estimated fair market value.

Goodwill and Intangible Assets

The Company accounts for the commercial customer contracts acquired in the WAM!NET transaction in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The commercial customer contracts acquired were based on their estimated fair value relative to the estimated fair value of the other assets received, including the incremental direct costs incurred in effecting the transaction.

Based on our evaluation of the useful life of the existing customer contracts, probability of renewals and projected cash flows from these customers, the assets are being amortized over a 3-year life. SFAS 142 requires management to evaluate the remaining useful life of the customer contracts each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the customer contracts’ remaining useful life changes, the remaining carrying amount is amortized prospectively over that revised remaining useful life. Actual useful lives could differ from those estimated by management, which could have a material affect on our operating results and financial position.

The Company also assesses the customer contract intangible assets for impairment losses in accordance with SFAS 144, consistent with the policies discussed above in “Valuation of Long-Lived Assets”.

In accordance with SFAS 142, in the first quarter of 2002, the Company assessed the Goodwill in the Consolidated Balance Sheet and determined that the Goodwill was impaired. As a result, the Company recorded a $2.8 million charge in 2002 which is reflected in the Consolidated Statements of Operations as a cumulative effect of change in accounting principle. The Company currently does not have any goodwill recorded.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade accounts receivable, restricted cash, accounts payable and accrued liabilities approximate their fair values.

Revenue Recognition

Revenues consist primarily of Managed IP VPN networks, Hosting and Internet Access Service fees, which are fixed monthly amounts, and are recognized in the financial statements when earned over the life of the contract. Installation fee revenue and the associated installation costs are deferred in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Such deferred revenue and costs are recognized into revenue and data communications and operations costs in the Consolidated Statements of Operations on a straight-line basis over periods of up to 18 months, the estimated average life of a customer contract. For all periods, any services billed and payments received in advance of providing services are deferred until the period such services are earned. Revenues for estimated credits to be issued are recorded as contra-revenue based on historical credits issued and known disputes.

Amounts paid by Reuters in 2003 related to the buy-down of a portion of its minimum revenue commitments under its existing network services agreement were recorded to deferred revenue, and is being amortized on a straight line basis into revenue through September 2006, the remaining term of the network services agreement.

Trade Receivables

The Company classifies amounts owed to the Company and due within twelve months, arising from the sale of goods or services in the normal course of business to an unrelated party, as trade receivables. Trade receivables due after twelve months are reclassified as other long-lived assets.

Allowance for Doubtful Accounts

The Company continuously monitors collections from its customers and maintains a provision for estimated credit losses based upon historical experience and specific customer information, generally not requiring customer deposits or collateral. There is no guarantee that the Company will continue to experience the same credit loss history in future periods. If a significant change in the liquidity or financial condition of a large customer or group of customers were to occur, it could have a material adverse affect on the collectibility of accounts receivable and future operating results.

Data Communication Costs

In the ordinary course of business, invoices from communications service providers will exceed the services the Company has actually taken from them. The Company’s practice is to identify these variances and engage in discussions with the vendors to resolve the differences. Accruals are maintained for the best estimate of the difference between what was previously paid to the vendor and the amount that will ultimately be paid to them. Purchased communications services is the Company’s largest cost item. Variations in this accrual may have a material impact on our results of operations.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2003, 2002 and 2001 were $1.6 million, $1.3 million, and $1.3 million, respectively.

Employee Stock Options

As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is recognized based on the intrinsic value of the equity instrument awarded as determined at the measurement date. Compensation expense was recognized related to option grants accounted for in accordance with APB 25 in the amounts of $10.6 million, $11.0 million, and $15.3 million during the years ended 2003, 2002, and 2001, respectively.

Under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), the Company is required to provide expanded disclosures concerning stock-based compensation. New accounting standards may be promulgated which would require the Company to account for employee stock options in accordance with SFAS 123 which could have a material impact on the results of operations. Pro forma information regarding net income has been determined as if the Company had accounted for its stock options granted to employees and non-employee members of its Board of Directors under the fair value method of the statement. The fair value of options was estimated at the date of grant. The calculation of the fair value of the options granted in 2003, 2002, and 2001 assumes a weighted average risk-free interest rate of 4.9 percent, 5.1 percent, and 4.8 percent, respectively, volatility of 103.5 percent, 116.0 percent, and 195.5 percent, respectively, an assumed dividend yield of zero, and an expected life of the options of four years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

Had compensation cost for the Company’s stock options been determined consistent with the provisions of SFAS 123 based on the fair value at the grant date, the Company’s pro forma net loss would have been as follows:

	2003	2002	2001
Net loss attributable to common stockholders
As reported	$(127,356)	$(60,566)	$(288,896)
Adjustment to net loss for:
Stock based compensation expense as reported(1)	10,589	10,952	15,254
Pro forma stock based compensation	(14,021)	(12,636)	(12,582)

Pro forma net loss	$(130,788)	$(62,250)	$(286,224)
Basic and diluted net loss per common share
As reported	$(1.34)	$(0.65)	$(3.10)
Pro forma	$(1.38)	$(0.67)	$(3.07)

(1)	Excludes $3.4 million of non-cash equity-based compensation relating to the issuance of Constellation Ventures performance warrants for the year ended December 31, 2003.

Income Taxes

Income taxes are accounted for under the asset and liability method, which provides for the establishment of deferred tax assets and liabilities for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes, applying the enacted statutory tax rates in effect for the years in which differences are expected to reverse. Valuation allowances are established when it is more likely than not the deferred tax assets will not be realized. The Company has provided a full valuation allowance on tax loss carry-forwards and other potential tax benefits according to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As a result, to the extent that those benefits are realized in future periods, they will favorably impact net income. At December 31, 2003, the Company has approximately $390.0 million in United States net operating loss carry-forwards expiring between 2011 and 2023, of which $247.5 million is subject to the Section 382 limitation of the Internal Revenue Code.

Foreign Currency

Results of operations of our foreign subsidiaries are translated from the designated functional currency to the United States dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are included in accumulated other comprehensive loss, a separate component of stockholders’ (deficit) equity.

Income / (Loss) Per Share

All income or losses per share amounts for all years have been presented to conform to the provisions of SFAS No. 128, “Earnings Per Share”. All stock options, warrants, restricted stock subject to repurchase and convertible preferred shares outstanding have been excluded from the computations of diluted loss per share, as their effect would be anti-dilutive. Accordingly, there is no reconciliation between basic and diluted loss per share for the years presented. Weighted average shares issuable upon the exercise of stock options and warrants, conversion of preferred stock and shares of restricted stock subject to repurchase, which were not included in the computations because they were anti-dilutive, was 488,603,122, 447,875,885 and 96,077,408 in 2003, 2002, and 2001, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company periodically reviews the credit quality of its customers and generally does not require collateral.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to current period presentation.

New Accounting Standards

In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, which provides a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, which for SAVVIS was the quarter ending September 30, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board (“FASB”) reissued Revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN No. 46 is required in financial statements of public entities that have variable interest entities or potential variable interest entities commonly referred to as special-purpose entities created before February 1, 2003 for periods ending after December 15, 2003, and for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates utilized in the Company’s financial statements include reserves for commercial disputes and billing errors by vendors, allowance for doubtful accounts, valuation of long-lived assets, and the valuation of intangible assets.

NOTE 3—RELATED PARTY TRANSACTIONS

Reuters Transactions

On September 28, 2001 Reuters acquired a portion of the assets of Bridge. In connection with the asset acquisition, Reuters entered into a network services agreement with the Company, pursuant to which the Company agreed to provide continuing network services to the Bridge customers acquired by Reuters as well as Internet access, and colocation services for a period of five years. The network services agreement provides that SAVVIS’ network must perform in accordance with specific quality of service standards. In the event SAVVIS does not meet the required quality of service levels, Reuters would be entitled to credits, and, in the event of a material breach of such quality of service levels, Reuters would be entitled to terminate the network services agreement. The Company has recognized revenue of $82.7 million, $102.2 million and $32.3 million during 2003, 2002 and 2001, respectively, from Reuters under the network services agreement, as amended.

Revenue earned from Reuters minimum revenue obligations in 2003 was $82.2 million. Reuters minimum revenue obligations are $67.7 million, $42.9 million, and $18.1 million in 2004, 2005, and 2006, respectively.

As a result of the network services agreement, Reuters is SAVVIS’ largest customer. The Company has $0.2 million and $10.5 million of receivables due from Reuters related to the network services agreement for the year ended 2003 and 2002, respectively. In connection with the network services agreement, the Company also entered into a transitional services agreement with Reuters, pursuant to which Reuters has agreed to provide the Company with technical, administrative and other services, including help desk support, installation, maintenance and repair of equipment, customer related services such as processing service orders, accounting functions and the provision of warehousing and other facilities, pending the Company establishing its own capabilities. For the year ended December 31, 2002, the Company paid Reuters $5.6 million with respect to the transitional services agreement. The Company has since internalized these technical and administrative functions. Accordingly, no such expenses were incurred in 2003.

On July 28, 2003, the Company closed an agreement with Reuters whereby the Company sold its data center located in Hazelwood, Missouri. The Company recorded a loss of $8.1 million on the sale of this asset, proceeds from which were lower than the net book value of the assets and other costs incurred in conjunction with the transaction. In addition, the Company entered into a lease agreement for approximately one-third of the data center for five years with a five-year renewal option, which the Company is using to provide hosting services. Additionally, SAVVIS allowed Reuters to buy-down a portion of its minimum revenue commitments under the existing network services agreement. These revenue buy-down amounts will be recognized over the life of the network services agreement due to the ongoing contractual customer relationship with Reuters. Furthermore, Reuters agreed to purchase from SAVVIS new services which may be required in the future by Reuters but not originally contemplated under the network services agreement provided SAVVIS’ bid to provide such service proposes terms equivalent to competing bids, material service level breaches by SAVVIS have not repeatedly arisen at that time, and Reuters is not contractually bound to purchase such services from other providers. Of the $35.0 million in gross proceeds, the Company used $12.9 million to reduce outstanding debt with General Electric Capital Corporation (“GECC”), approximately $3.1 million for transaction related deposits and expenses and approximately $19.0 million in net proceeds were added to existing cash balances.

Reuters owned approximately 16% and 15% of our outstanding voting stock as of December 31, 2003, and December 31, 2002, respectively.

Bridge Transactions

In connection with Bridge’s acquisition of SAVVIS in April 1999, Bridge funded the Company’s operations during 1999 and up through February 18, 2000, the date of SAVVIS’ initial public offering. In February 2000, the Company entered into several agreements with Bridge, related to the acquisition of its IP network assets, the provision of network services to Bridge and the provision of technical and administrative support services to SAVVIS. As a result, Bridge was SAVVIS’ largest customer, accounting for approximately 81% and 58% of revenues in 2000 and 2001, respectively.

In February 2002, the Company entered into an agreement that resolved substantially all of the network services receivables from and note and accrued interest payable to Bridge. Under the agreement, the Company agreed to pay Bridge $11.9 million in satisfaction of $27.5 million representing all amounts due to Bridge. The Company also agreed not to pursue the collection of $18.7 million of pre-petition receivables owed to it by Bridge and to assign to Bridge any claims it had against other Bridge entities with the exception of Bridge Canada where the Company retained its right to receive a pro rata distribution of assets from the liquidation of Bridge Canada, which were collected during the six months ended June 30, 2003. All amounts due under the settlement agreement were paid in March 2002. The Company earned $2.5 million in revenues from transactions with Bridge during the year ended December 31, 2002 primarily for services rendered under the Bridge Network Services Agreement. This amount represented approximately 1.0% of the Company’s revenues for the year ended December 31, 2002. There was no revenue from Bridge in 2003.

Revenue from affiliates was as follows:

	2003	2002	2001
Bridge	$—	$2,464	$134,672
Reuters	82,748	102,244	32,282

Total	$82,748	$104,708	$166,954

NOTE 4—WAM!NET AND INTEL ONLINE SERVICES TRANSACTIONS

On August 1, 2003 the Company entered into an asset purchase agreement with WAM!NET, a leading global provider of content management and delivery services, to acquire certain assets related to its commercial business operations including their commercial customer contracts and related customer premise and other equipment. Under the terms of the agreement the Company made an initial payment of $3.0 million for the acquired assets and accrued an additional $4.6 million in current liabilities for the estimated earn-out (which will be determined in April 2004 and paid in nine equal monthly installments). The Company has the option to pay the earn-out in cash or a combination of cash and up to one-half of the total purchase price in SAVVIS common stock. The final payment amount will be determined based on revenue performance of the acquired customers. The estimated purchase price has been allocated to property and equipment and customer contracts based on their relative fair values. Revenue from WAM!NET customers from August 1, 2003 (purchase date) through December 31, 2003 was $10.4 million.

In November 2002, the Company was chosen by Intel Online Services (“IOS”) to provide managed hosting services to IOS clients in the United States, United Kingdom and Japan. Under the agreement, the Company provides managed services to IOS customers from the IOS data centers located in Santa Clara, California; Chantilly, Virginia; London; and Tokyo. In 2003, the Company entered into leases and assumed the management of these data centers. Additionally, the Company offered the IOS customers the ability to transfer from an IOS contract to a SAVVIS contract, at which time the Company acquired equipment, software licenses, and assumed responsibility for monitoring, management, and maintenance of the Intel customers who are now SAVVIS customers. The IOS customer transition was completed in 2003 and contributed approximately $19.3 million in hosting revenue for the year ended December 31, 2003.

NOTE 5—COMMON AND PREFERRED STOCK TRANSACTIONS

Common Stock

An initial public offering of the Company’s common stock was completed in February 2000. A total of 17 million shares were sold in the offering, 14.9 million shares sold by the Company and 2.1 million shares sold by Bridge, all at $24 per share. The Company received net proceeds from this offering of approximately $333 million, of which approximately $127 million was paid to Bridge. After the offering, Bridge owned approximately 49% of the Company’s outstanding stock, and stockholders of Bridge owned approximately 26% of the Company’s outstanding stock. As of December 31, 2003, the Bridge estate owns approximately 11% of our outstanding voting stock.

In 2002, the stockholders of SAVVIS approved the authorization of up to 900 million shares of common stock

Preferred Stock

In September 2002, the Company raised $22.6 million from the issuance of Series A convertible preferred stock (the “Preferred”) to entities and individuals affiliated with Welsh Carson. As of December 31, 2003, Welsh Carson owns approximately 57% of the Company’s outstanding voting stock.

In June 2002, the Company issued Preferred totaling $20.0 million to Constellation Ventures in exchange for cash. SAVVIS also issued five-year performance warrants to Constellation Ventures to acquire shares of common stock at $0.75 per share which it will earn the right to exercise if it meets certain performance criteria related to aiding the Company in winning new business. During November 2003, Constellation Ventures met the performance criteria under the warrants for the first of three tranches causing one-third, or 3.3 million warrants to vest resulting in non-cash equity based compensation expense of $3.4 million. When management estimates that Constellation Ventures will meet the performance criteria for the vesting of their remaining unvested 6.7 million warrants, the Company will record a charge based on the fair value of the warrants at that time as calculated using the Black-Scholes model and current market and company assumptions. In addition, the Company issued $2.4 million of Preferred in satisfaction of certain vendor obligations in 2002.

In March 2002, the Company issued $158.1 million of Preferred. Preferred totaling $117.2 million was issued to entities and individuals affiliated with Welsh Carson in exchange for $57.5 million in cash, satisfaction of all of the outstanding principal and accrued interest on the Company’s 10% convertible senior notes totaling $22.2 million, and satisfaction of all of the principal and interest owed in respect of notes issued pursuant to the Credit Agreement with Nortel Networks, Inc., or Nortel, totaling $90.9 million. Preferred totaling $40.9 million was also issued to Reuters in satisfaction of all of the outstanding principal and accrued interest on the Company’s 12% convertible senior notes totaling $40.9 million. In connection with these transactions, the Company also issued five-year warrants to purchase approximately 16.1 million shares of its common stock at $0.75 per share. The Company incurred $3.0 million in offering costs related to the issuance of 203,070 shares of the Preferred which was recorded as a reduction of the convertible preferred stock balance in Stockholders’ (Deficit) Equity in the Consolidated Balance Sheets.

The Preferred accrues dividends at the rate of 11.5% per annum on the outstanding accreted value thereof (initially $1,000 per share). Dividends may not be paid in cash until after the eighth anniversary of the original issuance date. Accrued but unpaid dividends are added to the outstanding accreted value quarterly. As of December 31, 2003, accrued and unpaid Preferred dividends totaled $55.1 million. The Preferred is convertible into such number of our common stock equal to the outstanding accreted value divided by the conversion price of $0.75. The Preferred is entitled to vote on all matters (other than any voluntary repurchase of the Preferred) submitted to the common stockholders on an as-if-converted basis and represented approximately 77% of the voting stock of the Company as of December 31, 2003. The conversion price of $0.75 was set a few days before the commitment date for the Preferred issued in March 2002. On the commitment date, the closing price of the Company’s common stock was $1.00. Accordingly, the Company recorded a non-cash beneficial conversion feature of $52.7 million, representing the $0.25 per share intrinsic value of that feature, as a return to the Preferred stockholders in March 2002. The Company also recorded a non-cash beneficial conversion feature of $6.9 million and $4.9 million related to accrued dividends for the years ended December 31, 2003 and December 31, 2002, respectively.

Below is a summary of Preferred transactions as of December 31, 2003.

Issuance Date	Preferred Shares Issued	Value

March 2002	158,070	$158,070
June 2002	22,400	22,400
September 2002	22,600	22,600

	203,070	203,070
Accrued dividends net of beneficial conversion feature		43,280

		246,350
Offering costs of Preferred		(3,016)

Balance of Preferred as of December 31, 2003		$243,334

Number of common shares Preferred is convertible into based on the conversion price of $0.75 at December 31, 2003		328,466,554

Capital shares reserved for future issuance as of December 31, 2003 include 328,466,554 issuable upon conversion of the Preferred and 26,078,263 of shares issuable upon exercise of warrants.

NOTE 6—PROPERTY AND EQUIPMENT

Communications equipment and data center equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease which is usually five to seven years. Data centers are generally depreciated over twenty years.

	Useful Lives (in years)	December 31, 2003	December 31, 2002
Communications equipment	3	$168,070	$146,401
Data center	20	—	46,534
Data center equipment	3	13,908	13,872
Equipment under capital leases	3-5	96,485	95,791
Leaseholds, office equipment and other	5-7	17,495	12,904

Total		295,958	315,502
Less: accumulated depreciation and amortization		(236,601)	(186,240)

Total		$59,357	$129,262

Accumulated amortization for equipment under capital leases was $60.9 million and $69.0 million for 2003 and 2002, respectively.

Depreciation and amortization expense exclusive of amortization expense for intangible assets was $54.7 million, $60.6 million and $77.0 million in 2003, 2002 and 2001, respectively.

NOTE 7—GOODWILL AND OTHER INTANGIBLES

During 2003 the Company recorded an intangible asset in the amount of $5.5 million for the commercial customer contracts and other fees associated with the WAM!NET asset purchase agreement, as more fully described in Note 4. The Company accounts for the commercial customer contracts acquired in accordance with SFAS 142. The commercial customer contracts acquired are valued in the accompanying Consolidated Balance Sheets as an asset purchase at an amount which reflects the allocation of the estimated purchase price based on their estimated fair value relative to the estimated fair value of the other assets received, plus the incremental direct costs incurred in effecting the transaction.

Based on the evaluation of the useful life of the existing customer contracts, probability of renewals and projected cash flows from these customers, the assets are amortized over a three-year life. Accordingly, the Company has recorded $0.6 million in amortization expense as of December 31, 2003. SFAS 142 requires the Company to evaluate the remaining useful life of the customer contracts each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the customer contracts’ remaining useful life changes, the remaining carrying amount is amortized prospectively over that revised remaining useful life. Actual useful lives could differ from those estimated by the Company, which could have a material affect on our operating results and financial position.

Additionally, in accordance with the provisions of SFAS 142 adopted on January 1, 2002, SAVVIS recognized a $2.8 million charge, as the balance of goodwill and other intangibles was impaired. Amortization expense related to goodwill and indefinite lived intangibles was $11.1 million for the year ending 2001. Excluding this amortization, adjusted net loss for 2001 was $277.8 million and the basic and diluted adjusted loss per common share was $2.98. The Company does not have any goodwill recorded as of December 31, 2003.

NOTE 8—ASSET IMPAIRMENT, RESTRUCTURING CHARGES, AND OTHER

In June 2003, the Company revised its estimated liability related to a previously vacated facility lease to encompass the remaining minimum lease payments throughout the full term of the lease which expires in March 2011, resulting in a restructuring charge of $7.9 million or $(0.08) per basic and diluted common share for the year ended December 31, 2003. During the year ended December 31, 2003, the Company paid $0.8 million related to the exited property and has $0.7 million current and $6.4 million noncurrent remaining in the accrual at the end of the year.

In 2002, the Company recorded a $3.7 million charge related to the write-down of unused equipment for which the Company has no future expected use and the equipment has no salvage value. Additionally in 2002, concurrent with Yipes Communications, Inc.’s

(“Yipes”) filing of a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code, the Company recorded a $1.0 million impairment charge related to its investment in Yipes.

The Company recognized asset impairment, restructuring, and other write-downs of assets of $94.4 million in 2001, which include:

•	$31.5 million non-cash charge related to optical equipment for which the Company does not expect to recover its costs either through operation or disposition of such equipment;

•	$44.1 million non-cash charge related to the Company’s wireless network equipment that has no residual value and the Company has no future expected use for the equipment;

•	$14.0 million non-cash charge related to the write down of other property and equipment; and

•	$4.8 million restructuring charge related to exiting certain leased facilities and other related costs.

NOTE 9—ACCRUED LIABILITIES

The following table summaries the components of current and noncurrent other accrued liabilities greater than 5% of total current and noncurrent liabilities, respectively.

	December 31, 2003	December 31, 2002
Current other accrued liabilities:
Wages, employee benefits, and related taxes	$3,652	$3,086
Deferred revenue	3,815	1,417
Capital lease obligations	315	2,705
Other taxes	2,758	5,103
WAM!NET earn-out	4,600	—
Other current liabilities (individual items less than 5% of total current liabilities)	7,804	5,863

Total current other accrued liabilities	22,944	18,174

Noncurrent other accrued liabilities:
Deferred revenue	2,453	4,853
Deferred rent	4,029	—
Other taxes	5,585	5,558
Restructuring	6,439	—
Other noncurrent liabilities (individual items less than 5% of total current liabilities)	742	—

Total noncurrent other accrued liabilities	$19,248	$10,411

NOTE 10—NOTES PAYABLE

In 2000, the Company entered into and amended a credit agreement with Nortel for the financing of approximately $235 million to purchase network equipment and installation services from Nortel and to pay certain third party expenses. As of December 31, 2001, the Company had drawn approximately $85.3 million under this financing agreement. In March 2002, the Company paid all of the outstanding obligations under the Nortel credit agreement.

During 2000, the Company executed two agreements to acquire telecommunications equipment and related services with Winstar Wireless, Inc. (“Winstar”), resulting in the financing by Winstar of approximately $25 million of equipment, over six years at 11% interest. Principal and interest were payable quarterly, in installments over the term of the notes. On April 18, 2001, Winstar filed for bankruptcy under Chapter 11 of the Bankruptcy Code. On October 23, 2002, the Company entered into a settlement agreement with Winstar under which the Company agreed to pay Winstar $1.5 million in satisfaction of all amounts owed by the Company to Winstar, which was paid in the fourth quarter of 2002. Additionally, the Company and Winstar agreed to release each other from any and all claims against the other. This settlement, which was approved by the bankruptcy court on November 5, 2002, resulted in a gain of $39.6 million in the fourth quarter of 2002.

As a result of the settlement with Winstar, the Company’s financial position changed significantly including a reduction of debt by $25.0 million, a reduction of other accrued liabilities of $8.4 million which included $4.3 million of accrued interest, a reduction of deferred revenue of $7.7 million and a reduction in cash position by $1.5 million.

In 2001, Welsh Carson purchased $20 million of 10% convertible senior secured notes due in 2006, convertible into common stock at $1.31 per share. The notes were collateralized by the Company’s data center building in Hazelwood, Missouri. Interest was payable in kind, compounded on a semi-annual basis, in the form of additional notes, which were convertible into common stock at a conversion price of $1.31 per share commencing August 31, 2001 through maturity. Under the terms of the notes, Welsh Carson had the right to declare the notes due and payable upon acceleration of any of our indebtedness. In March 2002, the Company exchanged all of the outstanding notes for Preferred.

In 2001, Reuters purchased $37.5 million of 12% convertible senior secured notes due in 2005, convertible into common stock at $1.35 per share. The notes were collateralized by the Company’s data center building in Hazelwood, Missouri. Interest was payable in kind, compounded on a semi-annual basis, in the form of additional notes, which were convertible into common stock at a conversion price of $1.35 per share commencing August 1, 2001 through maturity. Reuters had the right to declare the notes due and payable upon acceleration of any of our indebtedness. In March 2002, the Company exchanged all of the outstanding notes for Preferred Stock.

There were no notes outstanding as of December 31, 2003 and December 31, 2002.

NOTE 11—INCOME TAXES

The Company incurred operating losses from inception through December 31, 2003 and, therefore, has not recorded a provision for income taxes.

No United States or foreign income taxes were provided for the years ended December 31, 2003, 2002 and 2001, respectively, as the potential deferred tax benefit, resulting primarily from the net operating losses, was fully offset by a valuation allowance against such deferred tax benefit.

At December 31, 2003 and 2002, the Company recorded a valuation allowance of $185.2 million and $155.8 million, respectively, against the net deferred tax asset due to the uncertainty of its ultimate realization. The valuation allowance increased by $29.4 million from December 31, 2002 to December 31, 2003 and decreased by $17.0 million from December 31, 2001 to December 31, 2002.

The components of deferred income tax assets and liabilities are as follows at December 31:

	2003	2002
Deferred income tax assets:
Net operating loss carry-forwards	$166,032	$141,683
Asset impairment	7,847	7,984
Deferred revenue	144	63
Fixed assets	2,689	—
Accrued payroll	496	1,859
Other	8,022	5,174

Gross deferred tax assets	185,230	156,763
Deferred income tax liabilities:
Fixed assets	—	(935)
Other	—	(37)

Gross deferred tax liabilities	—	(972)

	185,230	155,791
Valuation allowances	(185,230)	(155,791)

Net deferred tax assets	$—	$—

The components of income / (loss) before income taxes consist of the following:

	Years Ended December 31,
	2003	2002	2001
Domestic operations	$(100,139)	$37,970	$(268,506)
Foreign operations	6,106	(24,038)	(20,390)

Total income / (loss) before income taxes	$(94,033)	$13,932	$(288,896)

An ownership change as defined in Section 382 of the Internal Revenue Code, restricts the Company’s ability to use future United States taxable income against the Company’s United States net operating loss carry-forward. Section 382 may also limit the utilization of other United States carry-over tax attributes upon the occurrence of an ownership change. Such an ownership change occurred in 2002 as a result of the issuance of $203.1 million of preferred stock. Management believes that this limitation restricts our ability to offset any future United States taxable income against its net operating loss carry-forward over the United States Statutory carry-forward periods ranging from 15 to 20 years, to approximately $4.8 million a year before the net effect of future recognized “built-in” gains or losses existing as of the date of the ownership change.

At December 31, 2003, the Company has approximately $390.0 million in United States net operating loss carry-forwards expiring between 2011 and 2023, of which $247.5 million is subject to the Section 382 limitation.

At December 31, 2003, net operating loss carry-forwards for our foreign subsidiaries are about $47.4 million primarily from the United Kingdom, Singapore, Germany, Australia and Hong Kong. The aforementioned countries each have unlimited carry-forward periods.

The effective income tax rate differed from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2003	2002	2001
Federal statutory rate	34%	34%	34%
State taxes, net of federal benefit	4	4	4
Change in valuation allowance primarily due to net operating loss carry-forwards	(25)	(72)	(30)
Non-deductible goodwill amortization	—	5	(3)
Non-deductible compensation	(13)	29	(5)

Effective income tax rate	0%	0%	0%

NOTE 12—EMPLOYEE SAVINGS PROGRAM

The Company has a 401(k) retirement plan for the benefit of qualified employees. All employees are eligible to participate and may contribute a portion of their compensation to the plan. The Company matches 50% of employee contributions up to a maximum of 6% of total compensation or $2,400, whichever is less. Company contributions under this plan vest ratably over three years, and totaled $0.9 million for 2003, $0.6 million for 2002, and $0.8 million for 2001, respectively.

NOTE 13—EMPLOYEE STOCK OPTIONS

In 2003, the Company’s Board of Directors adopted the 2003 Incentive Compensation Plan (“the 2003 Plan”) and authorized 20 million stock options to be granted under the plan. In addition to stock options, the 2003 Plan provides for the grant of stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights and cash awards. Any of these awards may, but need not, be made as performance incentives to reward attainment of annual or long-term performance goals. Stock options granted under the 2003 Plan may be non-qualified stock options or incentive stock options. Stock options were granted under the 2003 Plan beginning June 2003.

Prior to the 2003 Plan, the Company’s Board of Directors had adopted the 1999 Stock Option Plan (“the 1999 Plan”) in 1999, which only provided for the grant of stock options, and authorized 12 million stock options to be granted under the 1999 Plan. In 2002, the Board of Directors amended the 1999 Plan to 46 million shares available for grant. Subsequent to June 2003, no shares were granted from the 1999 Plan.

The following table summarizes the Company’s stock option activity (for both the 2003 Plan and the 1999 Plan) and related information for the years ended December 31, 2003, 2002, and 2001:

	2003		2002		2001
(in thousands, except weighted average amounts)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	34,979	$1.14	2,964	$6.20	4,417	$7.29
Granted	12,657	0.75	34,644	0.72	232	0.94
Exercised	(2,419)	0.59	(110)	0.50	(126)	0.50
Cancelled / Forfeited	(2,564)	1.16	(2,519)	3.08	(1,559)	2.91

Outstanding at end of year	42,653	$1.07	34,979	$1.14	2,964	$6.20

Exercisable at end of year	13,779	$1.60	1,662	$6.03	1,316	$5.02

The following table summarizes information regarding stock options outstanding and exercisable (for both the 2003 Plan and the 1999 Plan) at December 31, 2003:

(in thousands, except weighted average amounts)	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $0.73	8,164	8.66 years	$0.45	3,228	$0.44
0.74 - 0.75	29,488	8.37 years	0.75	9,370	0.75
0.76 - 5.00	3,957	9.41 years	1.31	281	1.95
5.01 - 24.00	1,044	6.36 years	14.02	900	14.46

$0.31 - $24.00	42,653	8.47 years	$1.07	13,779	$1.60

The Company expenses over the vesting period any options granted in which the exercise price is less than the fair value at the date of grant. During 2003, the Company granted options to purchase 12.7 million shares of common stock. Included in these options grants were options to purchase 2.5 million shares with exercise prices below the then fair market value. These option grants were accrued for in 2002 in conjunction with the Company’s bonus program.

During 2002, the Company granted options to purchase 34.6 million shares of common stock. Included in these option grants were options to purchase 31.0 million shares with exercise prices below the then fair market value. At the date of the grant, the Company recorded $2.9 million in deferred compensation expense which will be recognized ratably over the respective vesting periods. In 2002, the Company granted options to purchase 195 thousand shares of our common stock to three non-employee members of our Board of Directors. At December 31, 2003, $1.2 million remains in deferred compensation to be amortized over the remaining vesting period.

In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) the accounting for stock options granted to non-employees (excluding non-employee members of the Company’s Board of Directors) changed effective July 1, 2000. These non-employee stock options were accounted for under the fair value method of SFAS 123. The weighted average fair value of these options was $0.50 as of December 31, 2001, and the Company recognized $0.5 million and $0.6 million of compensation expense in 2000 and 2001, respectively related to these non-employee grants. All of these non-employee options were either exercised or cancelled by end of 2001.

The following table summarizes information regarding the weighted average fair values and weighted average exercise prices of options granted (for both the 2003 Plan and the 1999 Plan) with exercise prices (“exercise”) that equals, exceeds, or is less than the market price (“market”) of the stock on the grant date for the years ended December 31, 2003, 2002, and 2001:

	2003			2002			2001
	Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value	Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value	Granted	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise = Market	10,126	$0.84	$0.93	3,604	$0.53	$0.52	232	$0.94	$0.94
Exercise > Market	—	—	—	—	—	—	—	—	—
Exercise < Market	2,531	0.39	0.77	31,040	0.75	0.84	—	—	—

NOTE 14—CAPITAL LEASE OBLIGATIONS

The Company leases various types of equipment under capital leases. The table below summarizes future minimum lease payments under capital leases as of December 31, 2003.

December 31, 2003
2004	$375
2005	7,757
2006	7,746
2007	65,072
2008	—

Total capital lease obligations	80,950
Less amount representing interest	(24,048)
Less current portion	(315)

Capital lease obligations, less current portion	$56,587

In March 2002, the Company entered into a $56.5 million amended and restated master lease agreement with GECC. The amended lease carries a 12% interest rate, which accrues through December 31, 2004, payable in cash thereafter. The principal amount of the amended lease is due on March 8, 2007. Substantially all of the Company assets serve as collateral under the amended lease. The amended lease calls for excess cash flow, as defined, to be used first for the payment of any accrued and unpaid interest and second for the prepayment of principal on the capital leases. As discussed below, the Company paid $12.9 million of excess cash flow to GECC related to the sale of the Hazelwood, Missouri data center during 2003. Furthermore, the amended lease contains a debt covenant which limits the level of capital expenditures that can be made by the Company and restricts the payment of dividends. As of December 31, 2003, the Company was in compliance with the debt covenant. Additionally, in connection with the March 2002 transaction, the Company issued five-year warrants to purchase 9.6 million shares of its common stock at $0.75 per share. The fair value of the warrants at the date of issuance of $6.0 million has been recorded as a deferred financing cost and is being amortized over the term of the capital lease.

In conjunction with the Company’s Hazelwood, Missouri data center sale on July 28, 2003, discussed in Note 3, Related Party Transactions, the Company used $12.9 million of the $35.0 million in gross proceeds to reduce outstanding debt with GECC. Besides reducing our obligation to GECC, the $12.9 million pay down of debt did not affect the terms of the March 2002 amended and restated master lease agreement.

Amortization of assets recorded under capital leases is disclosed in Note 6, Property and Equipment.

NOTE 15—OPERATING LEASES

The Company leases communications equipment and office space under various operating leases. Future minimum lease payments at December 31, 2003 are as follows:

2004	$17,769
2005	16,199
2006	12,257
2007	11,666
2008	10,557
Thereafter	32,161

Total	$100,609

Rental expense under operating leases for 2003, 2002 and 2001 was $12.7 million, $12.1 million and $12.6 million, respectively.

In May 2002, SAVVIS entered into a 15 year, office facility lease agreement with Duke Realty Limited Partnership (“Duke”) with total minimum rent payments of approximately $39.9 million. The Company also entered into an agreement with Duke in which SAVVIS may be required to make payments of up to $1.0 million plus interest accruing at 4.88% from the date of the agreement if certain zoning approvals do not occur prior to June 2004. These payments, if required, would be made from July 2005 to June 2007.

NOTE 16—COMMITMENTS AND CONTINGENCIES

The Company’s customer contracts generally span multiple periods, which result in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending level allocated ratably over the contract terms are approximately $39.9 million, $26.3 million, and $10.01 million in years 2004, 2005, and 2006, respectively. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of December 31, 2003, the maximum termination liability would amount to approximately $44.3 million.

On August 1, 2003, the Company entered into an asset purchase agreement with WAM!NET, a leading global provider of content management and delivery services, to acquire certain assets related to their commercial business operations including their commercial customer contracts and related customer premise and other equipment. Under the terms of the agreement, the Company made an initial payment of $3.0 million for the acquired assets and have accrued an additional $4.6 million in current liabilities for the estimated earn-out (which will be determined in April 2004) and paid in nine equal monthly installments. The Company has the option to pay the earn-out in cash or a combination of cash and up to one-half of the total purchase price in SAVVIS common stock. The final payment amount will be determined based on revenue performance of the acquired customers. The estimated purchase price has been allocated to property and equipment and customer contracts based on their relative fair values.

In August 2000, the Company entered into a 20-year agreement with Kiel Center Partners, L.P. (“KCP”) pursuant to which it acquired the naming rights to an arena in St. Louis, Missouri. Total consideration for these rights amounted to approximately $71.8 million, including 750,000 shares of its common stock issued by the Company to KCP, which had a fair value of $5.8 million at issuance and $66.0 million of cash payments to be made from 2002 through 2020. The related expense will be recognized over the term of the agreement. As of December 31, 2003 the Company had approximately $2.6 million of remaining deferred charges resulting from the issuance of common stock and $64.6 million of remaining cash payments under this agreement.

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

NOTE 17— CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company invests its excess cash with high credit quality financial institutions, which bear minimal risk, and, by policy, limit the amount of credit exposure to any one financial institution.

Historically, we have not incurred significant losses related to accounts receivable.

Revenue from the Company’s major customers is identified below:

	2003		2002		2001
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Reuters	$82,748	33%	$102,244	43%	$32,282	13%
Moneyline Telerate	54,424	22%	70,287	30%	15,511	6%
Bridge	—	0%	2,464	1%	134,672	55%

NOTE 18—INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

The Company’s operations are organized into three geographic operating segments: Americas, Europe and Asia. Each geographic operating segment provides outsourced managed network, hosting, and application services to businesses in the legal, media, retail, professional services, healthcare, manufacturing, and financial services industries. The Company evaluates the performance of its segments and allocates resources to them based on revenue and operating income or loss. Prior to June 30, 2003 the Company did not allocate centrally incurred network management and support, executive and other administrative costs to the geographic segments as is currently reflected. Accordingly, the prior period amounts have been restated to conform to the current period presentation. Financial information for the Company’s geographic segments for the year ended December 31, 2003, 2002 and 2001 is presented below. For the years ended December 31, 2003, 2002, and 2001 revenues earned in the United States represented approximately 59%, 65%, and 79%, respectively, of total revenues.

2003	Americas	Europe	Asia	Eliminations	Total
Revenues	$151,329	$49,842	$51,700	$—	$252,871
Depreciation and amortization	51,858	2,194	1,294	—	55,346
Restructuring charges	7,903	—	—	—	7,903
Loss on sale of data center	8,106	—	—	—	8,106
Non-cash equity based compensation	13,989	—	—	—	13,989
Loss from operations	(51,698)	(25,597)	(9,282)	—	(86,577)
Net interest expense and other	7,456	—	—	—	7,456
Loss from operations before cumulative effect of change in accounting principle	(59,154)	(25,597)	(9,282)	—	(94,033)
Identifiable assets	148,152	12,227	3,894	(39,650)	124,623

2002	Americas	Europe	Asia	Eliminations	Total
Revenues	$153,994	$37,344	$44,666	$—	$236,004
Depreciation and amortization	56,572	2,630	1,419	—	60,621
Asset impairment and other write-downs of assets	4,684	—	—	—	4,684
Non-cash equity based compensation	10,952	—	—	—	10,952
Loss from operations	(35,712)	(19,917)	(14,523)	—	(70,152)
Net interest expense and other	11,003	—	—	—	11,003
Gain on extinguishment of debt	97,859	—	—	—	97,859
Income / (loss) from operations before cumulative effect of change in accounting principle	51,144	(19,917)	(14,523)	—	16,704
Identifiable assets	234,873	4,003	3,734	(46,136)	196,474

2001	Americas	Europe	Asia	Eliminations	Total
Revenues	$207,975	$20,395	$14,425	$—	$242,795
Depreciation and amortization	80,825	4,774	2,480	—	88,079
Asset impairment and other write-downs of assets	89,633	—	—	—	89,633
Restructuring charges	4,821	—	—	—	4,821
Non-cash equity based compensation	15,254	—	—	—	15,254
Loss from operations	(211,533)	(31,234)	(20,908)	—	(263,675)
Net interest expense and other	25,221	—	—	—	25,221
Income / (loss) from operations before cumulative effect of change in accounting principle	(236,754)	(31,234)	(20,908)	—	(288,896)
Identifiable assets	267,570	8,581	5,061	(25,428)	255,784

NOTE 19—QUARTERLY FINANCIAL DATA (UNAUDITED)

2003 (by quarter)	First	Second	Third	Fourth
Revenues	$55,201	$60,350	$67,922	$69,398
Gross margin	18,469	20,020	25,527	25,249
Restructuring charges	—	7,903	—	—
Loss on sale of data center	—	—	8,106	—
Loss from operations before cumulative effect of change in accounting principle	(22,472)	(27,978)	(21,705)	(14,422)
Basic loss per common share before cumulative effect of change in accounting principle	$(.35)	$(.41)	$(0.34)	$(.25)
Dilutive loss per common share before cumulative effect of change in accounting principle	$(.35)	$(.41)	$(0.34)	$(.25)
Net loss	(24,450)	(30,123)	(23,709)	(15,751)
Net loss attributable to common stockholders	(32,430)	(38,333)	(32,154)	(24,439)

2002 (by quarter)	First	Second	Third	Fourth
Revenues	$62,180	$61,212	$56,656	$55,956
Gross margin	17,085	17,700	18,985	20,156
Gain on extinguishment of debt	58,625	(340)	—	39,574
Income / (loss) from operations before cumulative effect of change in accounting principle	(18,960)	(17,212)	(13,740)	(20,240)
Basic loss per common share before cumulative effect of change in accounting principle	$(.23)	$(.28)	$(.24)	$.10
Dilutive loss per common share before cumulative effect of change in accounting principle	$(.23)	$(.28)	$(.24)	$.05
Net income / (loss)	32,166	(19,762)	(15,756)	17,284
Net income / (loss) attributable to common stockholders	(21,467)	(25,870)	(22,756)	9,527

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

NOTE 20—VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company’s allowance for doubtful accounts was as follows for the periods presented:

Year ended December 31	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
2001	$800	$10,020	$(9,695)	$1,125
2002	1,125	2,519	(2,621)	1,023
2003	1,023	1,467	(1,328)	1,162

NOTE 21—SUBSEQUENT EVENT (UNAUDITED)

On January 22, 2004, the Company signed a definitive agreement to purchase substantially all of the assets of Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc. together with the assets of certain of their affiliates (“CWA”). CWA, wholly-owned by Cable and Wireless PLC provides a range of network and hosting services, including internet access to a Tier 1 network, collocation, hosting and other value-added services such as managed security and content distribution. The transaction has been approved by the US Bankruptcy Court but is subject to certain regulatory and customary closing conditions. The Company has committed to pay $155.0 million in cash, assume certain working capital liabilities and assume leases for 15 data centers and other facilities. Furthermore, in accordance with the sale agreement the Company is funding CWA’s working capital losses from January 28, 2004 through the closing date of the transaction (estimated to close in the first quarter of 2004), which will be capitalized into the purchase price. Additionally, the Company entered an agreement to sell its rights at closing to acquire four of the CWA data centers and one office facility to Du Pont Fabros Interests LLC (“Du Pont

Fabros”) for $52.0 million and lease those facilities back for 15 years. The transaction is being funded by $200.0 million debt financing from existing stockholders Welsh, Carson, Anderson & Stowe (“Welsh Carson”) and Constellation Ventures (“Constellation”), a Bear Stearns asset management fund, who are joined by Oak Hill Special Opportunities Fund (“Oak Hill” and, with Welsh Carson and Constellation, the “Financing Parties”). The Financing Parties provided subordinated debt (the “Notes”), which the Company will use to acquire the CWA assets and fund ongoing capital expenditures and working capital needs associated with the newly acquired assets. The Notes, which mature five years from the date of initial funding, are subject to redemption by the Company during the first 360 days after the initial funding in an amount equal to the Notes’ accreted value. During this 360 day period, the Notes will bear interest at 12.5%, payable semi-annually in kind. After this period, interest will increase to 15%, payable semi-annually in kind. The Notes are redeemable at 101% after the fourth anniversary of the initial funding. In conjunction with this financing, the Company has issued warrants to purchase Series B Preferred which were initially convertible into approximately 129.4 million shares of SAVVIS common stock at a price of $1.63 per common share. The warrants were exercised on a “cashless” basis and, as a result, the outstanding Series B Preferred is currently convertible into approximately 65.5 million shares of common stock. The common stock issuable upon conversion of the Series B Preferred will not have been registered under the Securities Act and, therefore, may not be transferred or sold except pursuant to an effective registration statement or pursuant to an exemption from the registration requirements of the Securities Act. The Company granted Welsh Carson demand and piggy-back registration rights and the Company granted the other Financing Parties piggy-back registration rights only.