Form 10-Q
period 2004-03-31
SAVVIS COMMUNICATIONS CORP
filed 2004-05-17
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004,

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

COMMON STOCK, $0.01 PAR VALUE – 109,488,793 SHARES AS OF May 11, 2004

(INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES

OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

The Index of Exhibits appears on page 34.

SAVVIS COMMUNICATIONS CORPORATION

PART I—FINANCIAL INFORMATION

Page 3	Item 1.	Financial Statements:

Page 3		Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003

Page 4		Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and March 31, 2003

Page 5		Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and March 31, 2003

Pages 6-7		Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the period December 31, 2003 to March 31, 2004

Page 8		Notes to Condensed Consolidated Financial Statements

Page 21	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Page 31	Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Page 31	Item 4.	Controls and Procedures.

PART II—OTHER INFORMATION

Page 32	Item 1.	Legal Proceedings.

Page 32	Item 2.	Changes in Securities and Use of Proceeds.

Page 32	Item 3.	Defaults Upon Senior Securities.

Page 32	Item 4.	Submission of Matters to a Vote of Security Holders.

Page 32	Item 5.	Other Information.

Pages 33-35	Item 6.	Exhibits and Reports on Form 8-K.

SIGNATURES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$108,229	$28,173
Trade accounts receivable, less allowance for doubtful accounts of $2,024 and $1,162 in 2004 and 2003, respectively	44,835	11,305
Prepaid expenses	13,016	2,467
Other current assets	11,265	2,682

TOTAL CURRENT ASSETS	177,345	44,627
Property and equipment, net	283,453	59,357
Restricted cash	7,843	7,843
Intangibles, net	17,767	4,898
Other non-current assets	20,773	7,898

TOTAL ASSETS	$507,181	$124,623

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$45,728	$26,771
Capital lease obligations, current	1,785	315
Other accrued liabilities	89,961	22,629

TOTAL CURRENT LIABILITIES	137,474	49,715
Capital lease obligations, net of current portion	111,047	56,587
Long-term debt	139,510	—
Other accrued liabilities	79,951	19,248

TOTAL LIABILITIES	467,982	125,550

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY / (DEFICIT):
Convertible Series A Preferred stock at accreted value; 210,000 shares authorized; 203,070 issued in 2004 and 2003; 202,490 and 203,070 shares outstanding in 2004 and 2003, respectively	249,709	243,334
Convertible Series B Preferred stock; $0.01 par value, 11,000,000 shares authorized; 6,552,886 shares issued and outstanding in 2004	66	—
Common stock; $.01 par value, 900,000,000 shares authorized; 109,168,833 and 96,478,900 shares issued in 2004 and 2003; 109,137,532 and 96,447,599 shares outstanding in 2004 and 2003, respectively	1,092	965
Additional paid-in capital	398,165	330,890
Accumulated deficit	(606,693)	(572,465)
Deferred compensation	(1,142)	(1,438)
Treasury stock, at cost, 31,301 shares in 2004 and 2003, respectively	(16)	(16)
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment	(1,982)	(2,197)

TOTAL STOCKHOLDERS’ EQUITY / (DEFICIT)	39,199	(927)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)	$507,181	$124,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
(dollars in thousands, except share and per share amounts)	2004	2003
TOTAL REVENUES(1)	$108,135	$55,201

Data communications and operations expenses(2)	78,207	36,732

GROSS MARGIN	29,928	18,469

Sales, general, and administrative expenses(3)	32,515	22,537
Integration costs	4,906	—
Depreciation, amortization and accretion	11,976	15,747
Non-cash equity-based compensation(4)	6,838	2,657

TOTAL OTHER OPERATING EXPENSES	56,235	40,941

LOSS FROM OPERATIONS	(26,307)	(22,472)
NON-OPERATING EXPENSES:
Net interest expense and other	(7,921)	(1,978)

TOTAL NON-OPERATING EXPENSES	(7,921)	(1,978)

NET LOSS	(34,228)	(24,450)
Accreted and deemed dividend on Series A Preferred Stock	(8,926)	(7,980)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(43,154)	$(32,430)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.44)	$(0.35)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING(5)	97,832,782	93,766,068

(1)	Includes $20.0 and $20.9 million from affiliates as defined in Note 11 for the three months ended March 31, 2004 and 2003, respectively.
(2)	Excludes $0.1 and $0.5 million of non-cash equity-based compensation for the three months ended March 31, 2004 and 2003, respectively, as well as exclusive of depreciation included below.
(3)	Excludes $6.8 and $2.2 million of non-cash equity-based compensation for the three months ended March 31, 2004 and 2003, respectively.
(4)	Includes $6.6 million of non-cash equity-based compensation relating to the vesting of certain Constellation Ventures performance warrants for the three months ended March 31, 2004 as discussed in Note 4.
(5)	As the effects of including the incremental shares associated with options, warrants, convertible Series A Preferred stock, and convertible Series B Preferred stock are anti-dilutive, they are not included in the weighted average common shares outstanding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
(dollars in thousands)	2004	2003
OPERATING ACTIVITIES:
Net loss	$(34,228)	$(24,450)
Reconciliation of net loss to net cash provided by / (used in) operating activities:
Accrued interest	8,230	1,742
Depreciation, amortization, and accretion	11,976	15,747
Non-cash equity-based compensation	6,838	2,657
Net changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(8,222)	572
Prepaid expenses and other current assets	(726)	(844)
Other non-current assets	467	406
Accounts payable	8,056	(2,926)
Other accrued liabilities	10,093	(24)

Net cash provided by / (used in) operating activities	2,484	(7,120)

INVESTING ACTIVITIES:
Capital expenditures	(5,987)	(2,965)
Acquisition, net of cash received	(117,136)	—

Net cash used in investing activities	(123,123)	(2,965)

FINANCING ACTIVITIES:
Payments under capital lease obligations	(219)	(575)
Issuance of subordinated debt and associated warrants	200,000	—
Deferred subordinated debt issuance costs	(625)	—
Other	1,430	—

Net cash provided by / (used in) financing activities	200,586	(575)

Effect of exchange rate changes on cash and cash equivalents	109	18

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	80,056	(10,642)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,173	32,159

CASH AND CASH EQUIVALENTS, END OF PERIOD	$108,229	$21,517

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$500	$136
NON-CASH INVESTING AND FINANCING ACTIVITIES:
		$—
Accrual of WAM!NET earn-out (Note 6)	4,400	—
Assets and obligations acquired under capital leases (Note 2)	52,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(dollars in thousands)	CONVERTIBLE SERIES A PREFERRED STOCK	CONVERTIBLE SERIES B PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	DEFERRED COMPENSATION	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL
Balance at December 31, 2003	$243,334	$—	$965	$330,890	$(572,465)	$(1,438)	$(16)	$(2,197)	$(927)
Net loss					(34,228)				(34,228)
Foreign currency translation adjustments								215	215

Comprehensive loss									(34,013)
Deemed dividends on Series A Preferred Stock	8,926			(8,926)					—
Beneficial conversion feature of deemed dividends on Series A Preferred Stock	(1,856)			1,856					—
Conversion of Series A Preferred Stock	(695)		9	686					—
Issuance of Series B Preferred Stock		66		65,806					65,872
Issuance of Common Stock warrants				6,554					6,554
Common Stock warrant exercises			95	(95)					—
Issuance of Common Stock upon exercise of stock options			23	1,407					1,430
Recognition of deferred compensation costs				(13)		296			283

Balance at March 31, 2004	$249,709	$66	$1,092	$398,165	$(606,693)	$(1,142)	$(16)	$(1,982)	$39,199

See the following page for share information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

	NUMBER OF SHARES
	CONVERTIBLE SERIES A PREFERRED STOCK	CONVERTIBLE SERIES B PREFERRED STOCK	COMMON STOCK	TREASURY STOCK
Balance at December 31, 2003	203,070	—	96,478,900	31,301
Conversion of Series A Preferred Stock	(580)		927,594
Issuance of Series B Preferred Stock		6,552,886
Common Stock warrant exercises			9,547,143
Issuance of Common Stock upon exercise of stock options			2,215,196

Balance at March 31, 2004	202,490	6,552,886	109,168,833	31,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular dollars in thousands, except per share amounts)

(unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission on a basis substantially consistent with the audited consolidated financial statements of SAVVIS Communications Corporation and its subsidiaries (collectively, “SAVVIS” or the “Company”) as of and for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K/A (the “Annual Report”) as filed with the Securities and Exchange Commission. All intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company included in the Annual Report. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments), which management considers necessary to present fairly the condensed consolidated financial position of the Company at March 31, 2004, the results of its operations for the three month periods ended March 31, 2004 and 2003 and cash flows for the three month periods ended March 31, 2004 and 2003. The results of operations for the three month period ended March 31, 2004 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2004.

On March 5, 2004, the Company through a wholly owned subsidiary secured all regulatory approvals and closed its acquisition of the assets of Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc. together with the assets of certain of their affiliates (“Cable & Wireless America” or “CWA”). The results of CWA are included in the condensed consolidated financial statements since the date of acquisition.

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

Property and Equipment

Communications equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to fifteen years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease which is seven to nine years.

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

Facilities under Capital Leases

The Company entered into various capital leases for four data centers and one office facility with a third party in the first quarter of 2004. The assets and liabilities under the facility capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments or the fair value of the facilities under the lease. The facilities are amortized over the term of the lease, approximately 15 years, which approximated their remaining useful lives at the time the Company entered into the lease.

Other Non-Current Assets

Other non-current assets consist primarily of deferred financing costs, the unamortized cost of naming rights to a sports arena in St. Louis, Missouri, facility rent and other deposits, and a note receivable. The components of this financial statement line item are in Note 7.

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

Based on our evaluation of the useful life of the existing customer contracts, probability of renewals and projected cash flows from these customers, the assets are being amortized over a 3 year life. SFAS 142 requires management to evaluate the remaining useful life of the customer contracts each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the customer contracts’ remaining useful life changes, the remaining carrying amount is amortized prospectively over that revised remaining useful life. Actual useful lives could differ from those estimated by management, which could have a material affect on our operating results and financial position.

The Company assesses the contract intangible assets for impairment losses in accordance with SFAS 142 consistent with the policies above.

The intangible assets acquired in the CWA transaction were valued by the Company in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”). Identifiable intangible assets acquired included: trademarks, patents, customer relationships, software and peering agreements. Useful lives of these specifically identified intangible assets are: indefinite for trademarks; 13 years for patents; 4 years for customer relationships; 5 years for software and 7 years for peering agreements. Details of the components of intangible assets as of the balance sheet date are in Note 6.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade accounts receivable, restricted cash, accounts payable and accrued liabilities, long term debt and capital lease obligations approximate their fair values.

Asset Retirement Obligations

The Company records any identified asset retirement obligations and the associated asset retirement cost in accordance with Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”). The value of the obligation is assessed as the present value of the expected future payments to retire the assets. The Company’s asset retirement obligations relate primarily to costs to remove leasehold improvements and return the leased space to its original condition. Only cash flows related to legal obligations as defined in SFAS 143 are recognized. The associated cost of the asset retirement obligation are capitalized and depreciated over their appropriate useful lives as further discussed in Note 10.

Revenue Recognition

Revenues consist primarily of Managed IP VPN, Hosting, Digital Content Management, and Other Network services, which are recognized when earned over the term of the contract. Installation fee revenue and the associated installation costs are deferred in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Such deferred revenue and costs are recognized into revenue and data communications and operations costs in the Consolidated Statements of Operations on a straight-line basis over periods of up to 21 months, the estimated average life of a customer contract. For all periods, any services billed and payments received in advance of providing services are deferred until the period such services are earned. Revenues for estimated credits to be issued are recorded as a reduction of revenue based on historical credits issued and known disputes.

Trade Receivables

The Company classifies amounts owed to the Company and due within twelve months, arising from the sale of goods or services in the normal course of business as trade receivables.

Allowance for Doubtful Accounts

The Company continuously monitors collections from its customers and maintains a provision for estimated credit losses based upon historical experience and specific customer information, generally not requiring customer deposits or collateral.

Data Communication Costs

In the ordinary course of business, invoices from communications service providers will exceed the services the Company has actually taken from them. The Company’s practice is to identify these variances and engage in discussions with the vendors to resolve the differences. Accruals are maintained for the best estimate of the difference between what was previously paid to the vendor and the amount that will ultimately be paid to them. Variations in the Company’s estimate and ultimate settlement of vendor billings may have a material impact on the Company’s results of operations.

Depreciation, Amortization, and Accretion

Depreciation and amortization expense consists primarily of the depreciation and amortization of communications equipment, capital leases, and intangibles. Generally, depreciation and amortization is calculated using the straight-line method over the useful life of the associated asset, which ranges from three to fifteen years. Subsequent to the CWA acquisition, accretion expenses related to aging of the discounted present value of various liabilities including adjustments for contracts and capital leases are included in this line item. Consistent with historical presentation, the amortization of intangibles and depreciation of long-lived assets are reported in this line item. The CWA acquisition significantly increased the depreciable asset and intangible base as much of the value was assigned to Indefeasible Rights of Use (“IRUs”) network capacity and leasehold improvements.

Integration Costs

Integration costs represents the incremental costs to the combined organization of the CWA acquisition, including rationalization of facilities, retention bonus, integration consulting by third parties and specific costs of the CWA asset purchase agreement including cure costs and contract rejection penalties. These costs provide current or future benefit to the combined company.

Employee Stock Options

As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is recognized based on the intrinsic value of the equity instrument awarded as determined at the measurement date. Compensation expense was recognized related to option grants accounted for in accordance with APB 25 in the amounts of $0.3 million and $2.7 million during the three months ended March 31, 2004 and 2003, respectively.

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

Had compensation cost for the Company’s stock options been determined consistent with the provisions of SFAS 123 based on the fair value at the grant date, the Company’s pro forma net loss would have been as follows:

	For the Three Months Ended March 31,
	2004	2003
Net loss attributable to common stockholders as reported	$(43,154)	$(32,430)
Adjustment to net loss for:
Stock based compensation expense as reported(1)	284	2,657
Pro forma stock based compensation	(2,041)	(3,183)

Pro forma net loss	$(44,911)	$(32,956)
Basic and diluted net loss per common share
As reported	$(0.44)	$(0.35)
Pro forma	$(0.46)	$(0.35)

(1)	Excludes $6.6 million of non-cash equity-based compensation relating to the issuance of performance warrants for the three months ended March 31, 2004

Income Taxes

Income taxes are accounted for under the asset and liability method, which provides for the establishment of deferred tax assets and liabilities for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes, applying the enacted statutory tax rates in effect for the years in which differences are expected to reverse. Valuation allowances are established when it is more likely than not the deferred tax assets will not be realized. The Company has provided a full valuation allowance on tax loss carry-forwards and other potential tax benefits according to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” because the future realization of the tax benefit is uncertain. As a result, to the extent that those benefits are realized in future periods, they will favorably impact net income. At March 31, 2004, the Company has approximately $415.0 million in United States net operating loss carry-forwards expiring between 2011 and 2023, of which approximately $248.0 million is subject to the Section 382 limitation of the Internal Revenue Code.

Foreign Currency

Results of operations of our foreign subsidiaries are translated from the designated functional currency to the United States dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are included in accumulated other comprehensive loss, a separate component of stockholders’ equity (deficit).

Loss Per Share

All loss per share amounts for all periods have been presented to conform to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. All stock options, warrants, convertible Series A Preferred, and convertible Series B Preferred shares outstanding have been excluded from the computations of diluted loss per share, as their effect would be anti-dilutive. Accordingly, there is no reconciliation between basic and diluted loss per share for the periods presented.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates utilized in the Company’s financial statements include accruals for commercial disputes and billing errors by vendors, allowance for doubtful accounts and revenue credits, valuation of long-lived assets, and the valuation of intangible assets.

NOTE 2—CWA ACQUISITION

In January, 2004, the Company signed a definitive agreement to purchase substantially all of the assets of CWA. CWA, wholly-owned by Cable and Wireless PLC, provided a range of network and hosting services, including internet access to a Tier 1 IP network, colocation, hosting and other value-added services such as managed security and content distribution. The transaction was approved by the U.S. Bankruptcy Court and other regulatory agencies and closed on March 5, 2004. The results of CWA are included in the condensed consolidated financial statements since the closing date of acquisition.

The Company paid $155.0 million in cash in addition to the assumption of certain working capital liabilities and leases for certain data centers and other facilities. In accordance with the CWA asset purchase agreement, the Company agreed to fund CWA’s working capital losses from January 28, 2004 through March 5, 2004, which totaled approximately $14.1 million. Additionally, the Company entered into an agreement to transfer its rights at closing to acquire four of the CWA data centers and one office facility to Du Pont Fabros Interests LLC (“Du Pont Fabros”) for $52.0 million paid directly to the CWA bankruptcy estate. The Company subsequently leased those facilities back from Du Pont Fabros for approximately 15 years. The total cost of the purchased assets after consideration for the subsequent transfer of the Company’s rights to acquire certain facilities was $117.1 million.

The acquisition has been accounted for as a purchase under SFAS 141. The preliminary allocation of the purchase price, pending final determination of certain acquired balances, accepted contracts and final resolution in the U.S. Bankruptcy Court, is as follows:

Trade accounts receivable	$25,264
Other current assets	18,375
Property and equipment	176,134
Intangible assets	10,684
Other non-current assets	11,449
Trade accounts payable and accrued compensation	(24,019)
Capital leases	(1,697)
Other current liabilities	(35,776)
Other long-term liabilities	(63,278)

Acquisition Cost	$117,136

The estimated fair value of CWA assets acquired and liabilities assumed exceeded the acquisition cost. Therefore, in accordance with SFAS 141, the excess value over the acquisition cost has been allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the acquired assets, except with respect to the following:

•	Trade accounts receivable—present values of amounts to be received less allowance for uncollectibility

•	Other current and long term assets—fair value of amounts to be received

•	Trade accounts payable, accrued compensation, other current liabilities and other long term liabilities—present value of amounts to be paid

The amount reflected in the purchase price allocation represents the Company’s current estimate of the liabilities relating to contractual agreements it intends to assume. Additionally, the liabilities assumed by the Company included adjustments to properly reflect the fair market value of long term facility leases ($13.8 million); the idle capacity related to the long term IRU operations, maintenance and power contract ($26.7 million); the cost of leased facilities that will remain idle ($18.9 million); and the obligation to rehabilitate the long term lease spaces at varying lease terminations ($17.9 million). These liabilities are not a result of an exit plan, rather they relate solely to properly reflecting the fair value of assets and liabilities assumed.

The fair market value of the long term facility leases was calculated considering the difference between fair market rents and contractually required rents in addition to any inherited “dark space” that is not expected to be utilized. Contracts have been reflected at their fair market value of the service to be provided at the time of the merger, in addition to any inherited purchase commitments for which the combined entity does not plan to utilize. The asset retirement obligation liability was calculated and recorded at the present value of expected future payments required to restore the lease space to it original condition.

The Company has $6.9 million of involuntary employee termination costs accrued in the opening balance sheet as a liability. This amount will be paid in cash during the second and third quarters of this year. These costs meet the definition of costs to exit an activity of an acquired company as defined in EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Management began to assess and formulated a plan to terminate all redundant positions as of the acquisition date. In total, approximately 350 employees will be terminated in various departments. The details of the severance package have been finalized and include the costs of severance, insurance, and outplacement services. All employee terminations are expected to be completed by March, 2005, with approximately 90% completed by September, 2004.

The following unaudited pro forma financial information presents the combined results of operations of the Company and CWA, as if the acquisition had occurred as of January 1, 2004, after giving effect to certain adjustments, including depreciation, accretion, interest, the issuance of Series B Convertible Preferred Stock and the issuance of additional debt. The pro forma financial information is for the current period only, as the 2003 financial information for the assets acquired from CWA is currently being prepared and reviewed by the Company. The acquired assets did not represent a historical reporting segment and no historical stand-alone audited financial statements of CWA have been prepared prior to the acquisition date. Management believes pro forma disclosure of prior periods at this time is premature and any effort to prepare those numbers would be arbitrary in nature. The required historical audits of the CWA financial information are in progress at this time. The pro forma financial information does not necessarily represent the results of operations that would have occurred had the Company and CWA been a single entity during such period.

Pro Forma	For the Three Months Ended March 31, 2004
Revenue	$170,642
Net loss(1)	(59,818)
Basic and diluted net loss per common share	$(0.70)

(1)	Net loss before extraordinary items is equal to net loss, in total and on a per share basis and, therefore, is not disclosed separately.

NOTE 3—LONG-TERM DEBT

In the first quarter of 2004, the Company issued $200.0 million of its Series A Subordinated Notes (“Subordinated Notes”). The proceeds were used to fund the CWA acquisition and to fund the on-going operational, working capital and capital expenditure requirements of the Company related to the CWA acquired assets or caused by the CWA acquisition. The debt issuance costs associated with the Subordinated Notes were $2.0 million and are classified as other non-current assets on the Condensed Consolidated Balance Sheet. These costs consist of fees paid to the purchasers of the Subordinated Notes and are amortized to interest expense using the effective interest method until the maturity date of the Subordinated Notes. The Subordinated Notes accrue interest based on a 365 day year at a rate of 12.5% per annum until February 3, 2005 and 15% per annum thereafter, paid in kind semi-annually on June 30 and December 31. The Subordinated Notes contain an early redemption feature, a make whole premium, a change of control clause and various other restrictive covenants. Upon a change of control the holders of the Subordinated Notes have the right to require the Company to redeem any or all of the Subordinated Notes at a cash price equal to 100% of the principal amount of the Subordinated Notes, plus all accrued and unpaid interest as of the effective date of a change in control. The Subordinated Notes mature in a single installment on February 9, 2009.

The $200.0 million in proceeds were allocated between long-term debt and Series B Preferred (Original Issue Discount) based on their relative fair values. The fair value of the Subordinated Notes is reflected as long-term debt and is increased for accrued interest on the $200.0 million proceeds as well as accreted interest on the Original Issue Discount. The fair value of the Series B Preferred was determined with the assistance of an external independent third party appraiser. The allocated fair value of the Series B Preferred is reflected in the accompanying financial statements as components of Stockholder’s Equity / (Deficit) in the amount of $65.9 in additional paid-in capital and $0.1 million, the par value, in Series B Preferred.

The following table summarizes the long-term debt activity for the three month period ended March 31, 2004.

Proceeds from issuance of Subordinated Notes	$200,000
Adjustment for the valuation of the Series B Preferred	(65,872)

Adjusted value of Subordinated Notes	134,128
Accrued interest on $200,000 of Subordinated Notes	3,523
Accreted interest on Original Issue Discount	1,859

Balance of Subordinated Notes as of March 31, 2004	$139,510

NOTE 4—COMMON AND PREFERRED STOCK TRANSACTIONS

Common Stock

An initial public offering of the Company’s common stock was completed in February 2000. A total of 17.0 million shares were sold in the offering at $24 per share. The Company received net proceeds from this offering of approximately $333 million.

In 2002, the stockholders of SAVVIS approved the authorization of up to 900.0 million shares of common stock.

Warrants Outstanding

In connection with the Company’s recapitalization in 2002, five-year warrants were issued to Nortel Networks, Inc. and GECC to purchase approximately 6.4 million and 9.6 million shares, respectively, of the Company’s common stock at $0.75 per share. In the first quarter of 2004, GECC exercised their warrant pursuant to a “cashless exercise” and received approximately 7.0 million shares of the Company’s common stock.

Additionally in 2002, the Company issued five-year performance warrants to entities affiliated with Constellation Ventures (“Constellation”) to acquire shares of common stock at $0.75 per share. Constellation earns the right to exercise the warrants when it meets certain performance criteria related to aiding the Company in winning new business. During the fourth quarter of 2003 and the first quarter of 2004, respectively, Constellation met the performance criteria under the warrants for the first and second of three tranches causing two-thirds, or 6.6 million warrants, to vest resulting in non-cash equity-based compensation expense of $3.4 million and $6.6 million, respectively. When and if management estimates that Constellation will meet the performance criteria for the vesting of their remaining unvested 3.3 million warrants, the Company will record a charge based on the fair value of the warrants at that time as calculated using the Black-Scholes model and current market and company assumptions. In the first quarter of 2004, Constellation exercised their first tranche of vested warrants pursuant to a “cashless exercise” and received approximately 2.6 million shares of the Company’s common stock.

Series A Convertible Preferred Stock

In 2002 the Company’s Board of Directors authorized 210,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”) and the Company issued 203,070 shares of Series A Preferred to entities and individuals affiliated with Welsh, Carson, Anderson & Stowe (“Welsh Carson”), Constellation, Reuters, and other parties.

The Company incurred $3.0 million in offering costs related to the issuance of the Series A Preferred, which was recorded as a reduction of the Series A Preferred Stock balance in Stockholders’ Equity (Deficit) in the Condensed Consolidated Balance Sheets.

The Series A Preferred accrues dividends at the rate of 11.5% per annum on the outstanding accreted value thereof (initially $1,000 per share). Dividends may not be paid in cash until after the eighth anniversary of the original issuance date. Accrued but unpaid dividends are added to the outstanding accreted value quarterly. As of March 31, 2004, accrued and unpaid Series A Preferred dividends totaled $49.7 million. The Series A Preferred is convertible into such number of our common stock equal to the outstanding accreted value divided by the conversion price of $0.75. The Series A Preferred is entitled to vote on all matters (other than any voluntary repurchase of the Series A Preferred) submitted to the common stockholders on an as-if-converted basis and represented approximately 66% of the voting stock of the Company as of March 31, 2004. The conversion price of $0.75 was set a few days before the commitment date for the Series A Preferred issued in March 2002. On the commitment date, the closing price of the Company’s common stock was $1.00. Accordingly, the Company recorded a non-cash beneficial conversion feature of $52.7 million, representing the $0.25 per share intrinsic value of that feature, as a return to the Series A Preferred stockholders in March 2002. The Company also recorded a non-cash beneficial conversion feature of $1.9 million related to accrued dividends for the three months ended March 31, 2004.

Below is a summary of Series A Preferred transactions as of March 31, 2004.

Issuance Date	Series A Preferred Shares Issued	Value
March 2002	158,070	$158,070
June 2002	22,400	22,400
September 2002	22,600	22,600

	203,070	203,070

Accrued dividends net of beneficial conversion feature	50,350

253,420
Offering costs of Series A Preferred	(3,016)
Conversion of Series A Preferred into common stock	(695)

Balance of Series A Preferred as of March 31, 2004	$249,709

Number of common shares Preferred is convertible into based on the conversion price of $0.75 at March 31, 2004	336,967,562

Series B Convertible Preferred Stock

During the first quarter of 2004, the Company’s Board of Director’s authorized 11.0 million shares of Series B Convertible Preferred Stock (“Series B Preferred”) at a $.01 par value. In connection with the issuance of the Company’s Series A Subordinated Notes, the Company issued warrants to purchase shares of the Series B Preferred to a group of investors that also included existing stockholders related to Welsh Carson and Constellation. The warrants were exercised simultaneously upon issuance on a “cashless” basis into 6.6 million shares of Series B Preferred and, as a result, the outstanding Series B Preferred is convertible upon stockholder approval into approximately 65.5 million shares of common stock. The common stock issuable upon conversion of the Series B Preferred will not be registered under the Securities Act and, therefore, may not be transferred or sold except pursuant to an effective registration statement or pursuant to an exemption from the registration requirement of the Securities Act. The Company granted Welsh Carson demand and piggy-back registration rights and the Company granted the other stockholders piggy-back registration rights only.

Each share of Series B Preferred is automatically convertible into ten shares of common stock upon the receipt of stockholder approval. Holders of the Series B Preferred do not have voting rights but are entitled to dividends to the extent dividends are paid on the common stock. Upon a liquidation, dissolution or winding up of the Company, the Series B Preferred will rank senior to the Company’s common stock and junior to the Series A Preferred.

The following table summarizes the number of shares on an as converted basis of our voting stock as of March 31, 2004.

Number of Shares
Series A Preferred shares	336,967,562
Series B Preferred shares	65,528,860
Common shares outstanding	109,182,012

Total voting stock	511,678,434

NOTE 5—PROPERTY AND EQUIPMENT

Communications equipment and data center equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to fifteen years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease which is seven to nine years. The following table represents the Company’s property and equipment by category.

	Useful Lives (in years)	March 31, 2004	December 31, 2003
Communications equipment	3-15	$266,667	$181,978
Equipment under capital leases	3-5	99,183	96,485
Leaseholds, office equipment, and other	7-9	113,351	17,495
Facilities under capital leases	15	52,000	—

Total		531,201	295,958
Less: accumulated depreciation and amortization		(247,748)	(236,601)

Total		$283,453	$59,357

Accumulated amortization for equipment under capital leases was $13.5 million and $12.8 million as of March 31, 2004 and December 31, 2003, respectively. Accumulated amortization for facilities under capital leases was $0.3 million as of March 31, 2004.

Depreciation expense for the three months ended March 31, 2004 and March 31, 2003 was $9.9 million and $15.0 million, respectively. Amortization expense for equipment and facilities under capital leases for the three months ended March 31, 2004 and March 31, 2003 was $0.9 million and $0.7 million, respectively.

NOTE 6—INTANGIBLES

The table below shows the detail of the intangible asset balances of March 31, 2004 and December 31, 2003.

	Useful Lives (in years)	March 31, 2004	December 31, 2003
Customer relationships	3-4	$13,615	$5,499
Other (1)	5-13	5,472	—

Total		19,087	5,499
Less: accumulated amortization		(1,320)	(601)

Total		$17,767	$4,898

(1)	Includes $1.0 million of trademarks with indefinite lives.

The Company recorded $0.8 million in amortization expense for intangibles for the three months ended March 31, 2004.

The Company valued the specifically identifiable intangible assets in accordance with SFAS 141 for the intangible assets acquired in the CWA transaction. Identifiable intangible assets acquired included: trademarks, patents, customer relationships, software and peering agreements. Useful lives of these specifically identified intangible assets are: indefinite for trademarks; 13 years for patents; 4 years for customer relationships; 5 years for software and 7 years for peering agreements.

During the third quarter of 2003 the Company recorded an intangible asset in the amount of $5.5 million for the commercial customer contracts and other fees associated with the WAM!NET asset purchase agreement. The Company accounts for the commercial customer contracts acquired in accordance with SFAS 142. The commercial customer contracts acquired are valued in the accompanying Condensed Consolidated Balance Sheets as an asset purchase at an amount which reflects the allocation of the estimated purchase price based on their estimated fair value relative to the estimated fair value of the other assets received, plus the incremental direct costs incurred in effecting the transaction.

The purchase price of the WAM!NET assets was adjusted during the first quarter of 2004 to reflect an achievement of certain performance measures by the acquired customers. The adjustment of $4.4 million represented an increase in the expected earn-out payment to WAM!NET based on customer performance. Of this $4.4 million total adjustment, $2.9 was allocated to the intangible assets acquired with the remainder being allocated to property and equipment.

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

NOTE 7—OTHER NON-CURRENT ASSETS

The following table summarizes the components of non-current assets as of March 31, 2004 and December 31, 2003. The significant increase from December 31, 2003 is primarily a result of the CWA acquisition.

	March 31, 2004	December 31, 2003
Sports arena naming rights	$3,147	$3,742
Deferred financing costs	5,726	3,352
Note receivable	2,500	—
Rent and other deposits	7,099	218
Other	2,301	586

	$20,773	$7,898

NOTE 8—CAPITAL LEASE OBLIGATIONS

In March 2002, the Company entered into a $56.5 million amended and restated master lease agreement with GECC. The amended lease carries a 12% interest rate, which accrues through December 31, 2004, payable in cash thereafter. The amount of the amended lease is due on March 8, 2007. A portion of the Company’s assets serve as collateral under the amended lease. The amended lease calls for excess cash flow, as defined, to be used first for the payment of any accrued and unpaid interest and second for the prepayment of principal on the capital leases. Furthermore, the amended lease contains covenants restricting, among other things the incurrence of debt, capital expenditures that can be made by the Company, and the payment of dividends. As of March 31, 2004, the Company was in compliance with the covenants.

The Company entered into an agreement to transfer its rights at closing to acquire four of the CWA data centers and one office facility to Du Pont Fabros Interests LLC (“Du Pont Fabros”) for $52.0 million paid directly to the CWA bankruptcy estate by Du Pont Fabros. The Company subsequently leased those facilities from Du Pont Fabros for approximately 15 years. Terms of the lease allow for no cash payments for the first nine months of the lease. The effective interest rate on the transaction is approximately 17.4% over the 15 years of the lease. After the initial period during which the Company owes no payments, the Company will make monthly payments which represent a combination of rent and interest. The associated capital lease asset will be depreciated over the approximate remaining useful life. The capital lease asset was recorded at its fair value as the present value of the minimum lease payments exceeded its fair value.

The balance of capital lease obligations as of March 31, 2004 and December 31, 2003 are $112.8 million and $56.9 million, respectively.

Amortization of assets recorded under capital leases is disclosed in Note 5, Property and Equipment.

NOTE 9—ACCRUED LIABILITIES

The following table summarizes the components of current and non-current other accrued liabilities as of March 31, 2004 and December 31, 2003. The principal reason for the change since December 31, 2003 is the assumption of liabilities as a result of the CWA acquisition and the related purchase accounting adjustments.

	March 31, 2004	December 31, 2003
Current other accrued liabilities:
Wages, employee benefits, and related taxes	$17,537	$3,652
Deferred revenue	7,008	3,700
Other taxes	5,030	2,758
WAM!NET earn-out	9,000	4,600
Employee termination costs	6,900	—
Acquired contractual obligations in excess of fair value and others	19,996	—
Other current liabilities	24,490	7,919

Total current other accrued liabilities	$89,961	$22,629

Non-current other accrued liabilities:
Deferred revenue	$2,154	$2,453
Deferred rent	4,127	4,029
Other taxes	5,963	5,585
Restructuring	6,178	6,439
Acquired contractual obligations in excess of fair value and others	43,213	—
Other non-current liabilities	18,316	742

Total non-current other accrued liabilities	$79,951	$19,248

NOTE 10—ASSET RETIREMENT OBLIGATIONS

The Company adopted Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003 without material impact on the consolidated financial statements.

The CWA transaction included the recognition of a significant asset retirement obligation (“ARO”) related to the rehabilitation and removal of certain leasehold improvements at the end of certain leases to return the property to its original condition. This $18.2 million liability is reflected as a non-current liability on the Company’s balance sheet. The associated asset was recorded to the opening balance sheet reflecting the preliminary purchase price allocated to the fair value of the ARO cost and will be depreciated over the useful life of the related asset which was approximately 7 years, using the straight-line method. There are no cash flows related to this liability expected in the near term. The legal obligation relates to the end of the lease term in all cases. The weighted average life of the leases is approximately 7 years.

The following table provides a reconciliation of the ARO:

Balance at January 1, 2004	$—

CWA ARO acquired	17,992
Accretion expense	225

Balance at March 31, 2004	$18,217

NOTE 11—OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) is as follows.

	Three months ended March 31,
	2004	2003
Net loss	$(34,228)	$(24,450)
Other comprehensive income (loss)
Foreign currency translation adjustment	215	13

Comprehensive income (loss)	$(34,013)	$(24,437)

NOTE 12—RELATED PARTY TRANSACTIONS

On September 28, 2001 Reuters acquired a portion of the assets of Bridge. In connection with the asset acquisition, Reuters entered into a network services agreement with the Company, pursuant to which the Company agreed to provide continuing network services to the Bridge customers acquired by Reuters as well as Internet access, and colocation services for a period of five years. The network services agreement provides that SAVVIS’ network must perform in accordance with specific quality of service standards. In the event SAVVIS does not meet the required quality of service levels, Reuters would be entitled to credits, and, in the event of a material breach of such quality of service levels, Reuters would be entitled to terminate the network services agreement. The Company is not aware of any material breach. The Company has recognized revenue of $20.0 million and $20.9 million for the three months ended March 31, 2004 and March 31, 2003, respectively, from Reuters under the network services agreement, as amended.

Reuters owned approximately 13% and 16% of our outstanding voting stock as of March 31, 2004 and December 31, 2003, respectively.

NOTE 13—COMMITMENTS AND CONTINGENCIES

The Company’s customer contracts generally span multiple periods, which result in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending level allocated ratably over the contract terms are approximately $25.7 million, $27.5 million, and $11.4 million in years 2004, 2005, and 2006, respectively. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of March 31, 2004, the maximum termination liability would amount to approximately $51.9 million.

The Company entered into a long-term communications services contract during the first quarter of 2004 to obtain power and maintenance services for our IRUs until 2021. This unconditional purchase obligation relative to this long-term contract is approximately $18.8 million in year 1, $18.8 million in years 2 and 3, $14.1 million in years 4-5, and $86.8 million thereafter. This contract was accepted from CWA. The total purchase commitment is $138.5 million.

On August 1, 2003, the Company entered into an asset purchase agreement with WAM!NET, a leading global provider of content management and delivery services, to acquire certain assets related to their commercial business operations including their commercial customer contracts and related customer premise and other equipment. Under the terms of the agreement, the Company made an initial payment of $3.0 million for the acquired assets and has accrued an additional $9.0 million in current liabilities for the estimated earn-out which will be determined in the second quarter of 2004 and paid in nine equal monthly installments. The Company has the option to pay the earn-out in cash or a combination of cash and up to one-half of the total purchase price in SAVVIS common stock. The final payment amount will be determined based on revenue performance of the acquired customers. The estimated purchase price has been allocated to property and equipment and customer contracts based on their relative fair values.

In August 2000, the Company entered into a 20-year agreement with Kiel Center Partners, L.P. (“KCP”) pursuant to which it acquired the naming rights to an arena in St. Louis, Missouri. Total consideration for these rights amounted to approximately $71.8 million, including 750,000 shares of its common stock issued by the Company to KCP, which had a fair value of $5.8 million at issuance and $66.0 million of cash payments to be made from 2002 through 2020. The related expense will be recognized over the term of the agreement. As of March 31, 2004 the Company had approximately $2.3 million of remaining deferred charges resulting from the issuance of common stock and $64.6 million of remaining cash payments under this agreement.

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

NOTE 14—INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

The Company’s operations are organized into three geographic operating segments: Americas, Europe and Asia. Each geographic operating segment provides outsourced managed network, hosting, and application services to businesses in the legal, media, retail, professional services, healthcare, manufacturing, and financial services industries. The Company evaluates the performance of its segments and allocates resources to them based on revenue and operating income or loss and eliminates intersegment revenues in consolidation. Prior to June 30, 2003 the Company did not allocate centrally incurred network management and support, executive and other administrative costs to the geographic segments as is currently reflected. Accordingly, the prior period amounts have been restated to conform to the current period presentation. Financial information for the Company’s geographic segments for the three months ended March 31, 2004 and 2003 is presented below. For the three months ended March 31, 2004 and 2003 revenues earned in the United States represented approximately 75% and 58%, respectively, of total revenues.

Three months ended March 31, 2004	Americas	Europe	Asia	Eliminations	Total
Revenues	$81,531	$14,768	$11,836	$—	$108,135
Depreciation and amortization	11,045	591	340	—	11,976
Integration costs	4,906	—	—	—	4,906
Non-cash equity based compensation	6,838	—	—	—	6,838
Loss from operations	(11,724)	(10,132)	(4,451)	—	(26,307)
Net interest expense and other	7,921	—	—	—	7,921
Net loss	(19,645)	(10,132)	(4,451)	—	(34,228)
Identifiable assets	$529,830	$22,420	$3,920	$(48,989)	$507,181

Three months ended March 31, 2003	Americas	Europe	Asia	Eliminations	Total
Revenues	$32,242	$10,413	$12,546	$—	$55,201
Depreciation and amortization	14,945	507	295	—	15,747
Non-cash equity based compensation	2,657	—	—	—	2,657
Loss from operations	(33,057)	2,895	7,690	—	(22,472)
Net interest expense and other	1,978	—	—	—	1,978
Net loss	(33,035)	2,895	7,690	—	(24,450)
Identifiable assets	$212,872	$3,850	$3,646	$(45,876)	$174,492

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH (1) OUR ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, AND (2) OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS, NOTES THERETO AND MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2003 INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K/A FOR SUCH PERIOD AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE RESULTS SHOWN HEREIN ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED IN ANY FUTURE PERIODS. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) BASED ON CURRENT EXPECTATIONS WHICH INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS. FOR A DISCUSSION OF THE MATERIAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, YOU SHOULD READ “RISK FACTORS” INCLUDED IN PART I, ITEM 1 OF OUR 2003 ANNUAL REPORT ON FORM 10-K/A.

EXECUTIVE SUMMARY

SAVVIS Communications is a global IT Utility that leads the industry in delivering secure, reliable, and scalable hosting, digital content management and network services. SAVVIS’ strategic approach combines the use of virtualization technology, a utility services model, and automated software management and provisioning systems. This allows customers to focus on their core business while SAVVIS ensures the quality of their IT infrastructure.

During the first quarter of 2004, SAVVIS acquired substantially all of the assets of Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc. together with the assets of certain of their affiliates (“Cable & Wireless America” or “CWA”). CWA, wholly-owned by Cable and Wireless PLC (“PLC”), provided a range of network and hosting services, including internet access via a Tier 1 IP network, complex hosting and other value-added services such as managed security and content distribution. The transaction closed on March 5, 2004 and therefore, the results of CWA are included in our results since the acquisition date. The CWA acquisition was financed through the issuance of $200 million in Subordinated Notes and warrants to purchase Series B Preferred Stock. Additionally, SAVVIS entered into a capital lease agreement for certain data centers and other facilities with an aggregate fair value of $52 million and a term of 15 years.

SAVVIS commenced business in 1996 and has grown its customer base to approximately 7,700 as of March 31, 2004. During the first quarter of 2004 SAVVIS added depth and breadth to its products and services available to its customers worldwide, including the customers acquired through the CWA transaction, through the addition of enhanced Hosting products, content delivery network and other network services.

PRODUCTS

The following briefly describes SAVVIS’ service offerings by revenue category.

Managed IP VPN

SAVVIS’ private IP VPN, called Intelligent IP NetworkingSM, is a high performance network platform for a client’s voice, video, and data applications. The unique architecture of Intelligent IP allows SAVVIS to deliver network solutions that combine the reliability, performance and security of private networks with the scalability and flexibility of the Internet.

Hosting

Hosting services from SAVVIS are sold under the Intelligent HostingSM brand name. Intelligent Hosting solutions include the full management of customer hardware, operating systems, and servers within a secure, reliable data center environment. By selecting SAVVIS to outsource their applications infrastructure, clients eliminate most up-front capital expenditures for equipment, reduce the ongoing expense of supporting computing environments, and can focus IT resources on building differentiating services and applications. The SAVVIS Command Center provides clients full visibility into their hosted environments, giving them greater control and oversight over their systems than is typically found with an in-house solution. Through its acquisition of CWA assets, SAVVIS also offers complex hosting services which include colocation of customer owned hardware at SAVVIS data centers, network connectivity, and consulting services to implement and optimize the customer’s installation.

SAVVIS manages more than 12,000 servers in 24 data centers and thousands of customer sites around the world. Traffic is distributed over SAVVIS’ highly rated Internet backbone or via a private network solution developed to meet the customer’s Intranet or Extranet requirements. Through the Intelligent Hosting product set, SAVVIS can satisfy hosting needs with its tailored ‘a la carte’ service offering or provide pre-packaged “Fast Pack” solutions designed to support web, enterprise, and database applications.

Digital Content Management

WAM!NET Media Service – In August, 2003 SAVVIS entered into an asset purchase agreement with WAM!NET, a leading global provider of content management and delivery services. The integration of application services from WAM!NET and SAVVIS, along with SAVVIS’ global infrastructure, resulted in the creation of WAM!NET Media Services. This suite of services, designed for the media industry, provide a shared-managed infrastructure tied to applications that streamline process and workflow around the creation, production and distribution of digital content. These services help companies to manage, share, store, and distribute their digital content inside of their organization, and throughout supply chains outside of their enterprise through a single access point and a single system.

With an open and scalable infrastructure, SAVVIS Media Services enable customers to easily plug into a collaborative workflow and connect to their global communities of interest. Media customers can gain considerable productivity, time-to-market, and cost-saving benefits while eliminating time-intensive and costly analog steps in their workflows, IT management and maintenance requirements, and technology obsolescence that are generally associated with simple software utilities or proprietary networks.

Content Delivery Network (CDN) – SAVVIS acquired one of the largest CDNs in the world as part of the CWA asset acquisition. The CDN, based on patented intellectual property, offers customers reliable delivery of content, including media, software updates and banner ads without a heavily capitalized customer infrastructure. These data types are subject to occasional bouts of flash traffic and certain latency requirements that make traditional delivery methods less effective and more costly. SAVVIS’ CDN puts frequently accessed content closer to the end user and avoids Internet backbone congestion and routing issues. The result is improved performance, increased scalability and availability, and lower costs.

Other Network Services

SAVVIS offers various network services: Internet, Managed Voice and Private Line. These services can be purchased individually or in combination with other SAVVIS services. The network portfolio emphasizes high performance and availability, end-to-end management and monitoring, any-to-any connectivity, security, and cost effectiveness.

Internet Access - SAVVIS provides Internet Access services on a managed or unmanaged basis. The managed offering includes all equipment, installation and technical support to deliver the service and optional in-network services such as security. The SAVVIS Internet service is designed for businesses that run mission critical applications over the Internet. SAVVIS is also able to include Internet service as part of a private IP VPN solution so that, for example, a company can use a private network to connect its offices and the Internet to reach it customers or partners. The acquisition of CWA’s Tier 1 OC-192 Internet backbone offers SAVVIS significant savings in delivering its Internet services.

Managed Voice - In the third quarter of 2003 SAVVIS, along with its partner AccessLine, launched a managed voice services product family, which included services such as conferencing find me/follow me access, 1-800, and automated voice response as well as integration with our managed VPN voice service currently under development.

Private Line Network Services – SAVVIS offers domestic and international regulated private line network services, which provide customers with secure transmission paths of fixed amounts of permanently open, dedicated bandwidth between two or more locations in different cities. The circuits can carry any form of digital transmission.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Revenues consist primarily of Managed IP VPN, Hosting, Digital Content Management, and Other Network Services, which are recognized when earned over the term of the contract. Installation fee revenue and the associated installation costs are deferred in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Such deferred revenue and costs are recognized into Revenue and Data Communications and Operations costs in the Consolidated Statements of Operations on a straight-line basis over periods of up to 21 months,, the estimated average life of a customer contract. For all periods, any services billed and payments received in advance of providing services are deferred until the period such services are earned. Revenues for estimated credits to be issued are recorded as reduction in revenue based on historical credits issued and known disputes.

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

Data Communication Costs

In the ordinary course of business, invoices from our communications service providers will exceed the services we have actually taken from them. Our practice is to identify these variances and engage in discussions with the vendors to resolve the differences. We maintain accruals for our best estimate of the difference between what we have previously paid the vendor and the amount that will ultimately be paid to them. Purchased communications services are our largest cost item. Variations in the Company’s estimate and ultimate settlement of vendor billings may have a material impact on our results of operations.

Depreciation, Amortization and Accretion

Depreciation and amortization expense consists primarily of the depreciation and amortization of communications equipment, capital leases, and intangibles. Generally, depreciation and amortization is calculated using the straight-line method over the useful life of the associated asset, which ranges from three to fifteen years. Subsequent to the CWA acquisition, accretion expenses related to aging of the discounted present value of various liabilities including adjustments for contracts and capital leases are included in this line item. Consistent with historical presentation, the amortization of intangibles and depreciation of long-lived assets are reported in this line item. The CWA acquisition significantly increased the depreciable asset and intangible base as much of the value was assigned to Indefeasible Rights of Use (“IRUs”) network capacity and leasehold improvements.

Integration Costs

Integration costs represents the incremental costs to the combined organization of the acquisition, including rationalization of facilities, retention bonus, integration consulting by third parties and specific costs pursuant to the CWA asset purchase agreement including cure costs and contract rejection penalty costs. These costs provide current or future benefit to the combined company. We expect these costs to continue through 2004 as integration and rationalization activities continue through the year.

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

Intangible Assets

Management accounts for the identifiable intangible assets acquired in various transactions in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intangible assets acquired are valued in the accompanying Consolidated Balance Sheets as an asset purchase at an amount which reflects the allocation of the estimated purchase price based on their estimated fair value relative to the estimated fair value of the other assets received, plus the incremental direct costs incurred in effecting the transaction.

Accounting for Income Taxes

We have provided a full valuation allowance on tax loss carry-forwards and other potential tax benefits according to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As a result, to the extent that we realize those benefits in future periods, they will favorably impact net income. We have recorded a valuation allowance for the full amount of our net deferred tax assets because the future realization of the tax benefit is uncertain. At March 31, 2004, the Company has approximately $415.0 million in United States net operating loss carry-forwards expiring between 2011 and 2023, of which approximately $248.0 million is subject to the Section 382 limitation of the Internal Revenue Code.

AGREEMENTS AND TRANSACTIONS

Cable and Wireless Agreements

In January, 2004, the Company signed a definitive agreement to purchase substantially all of the assets of CWA. CWA, wholly-owned by PLC, provides a range of network and hosting services, including internet access to a Tier 1 IP network, colocation, hosting and other value-added services such as managed security and content distribution. The transaction was approved by the U.S. Bankruptcy Court and other regulatory agencies. The results of CWA are included in our results since the date of the acquisition.

The Company paid $155.0 million in cash in addition to the assumption of certain working capital liabilities and leases for certain data centers and other facilities. In accordance with the CWA asset purchase agreement, the Company agreed to fund CWA’s working capital losses from January 28, 2004 through March 5, 2004, which totaled $14.1 million. Additionally, the Company entered an agreement to transfer its rights at closing to acquire four of the CWA data centers and one office facility to Du Pont Fabros Interests LLC (“Du Pont Fabros”) for $52.0 million paid directly to the CWA bankruptcy estate. The Company subsequently leased those facilities back from Du Pont Fabros for 15 years. The total cost of the purchased assets after consideration for the subsequent transfer of the Company’s rights to acquire certain facilities was $117.1 million.

In February, 2004, SAVVIS entered into a transition services agreement with PLC, the parent company of CWA, to provide for the exchange of certain services between the parties over a twelve month period from the acquisition date. The agreement defines the various services to be provided, the appropriate service levels and the associated pricing of those services for each party. The agreement provides for PLC to continue providing certain support and access to licensed software, the settlement of accounts receivable, and customer migration procedures. The agreement requires SAVVIS to continue to allow PLC’s use of the SAVVIS network during the transition period, until PLC’s customers are fully migrated to an alternative network.

Reuters Agreements

On September 28, 2001 Reuters acquired a portion of the assets of Bridge. In connection with the asset acquisition, Reuters entered into a network services agreement with us, pursuant to which we agreed to provide continuing network services to the Bridge customers acquired by Reuters as well as Internet access, and colocation services for a period of five years. The network services agreement provides that our network must perform in accordance with specific quality of service standards. In the event we do not meet the required quality of service levels, Reuters would be entitled to credits, and, in the event of a material breach of such quality of service levels, Reuters would be entitled to terminate the network services agreement. We are not aware of any material breach. We have recognized revenue of $20.0 million and $20.9 million in the quarters ending March 31, 2004 and 2003, respectively, from Reuters under the network services agreement, as amended. During the current quarter, Reuters notified the Company that they voluntarily forfeited their right to have an observer present at all of the Company’s board of directors and audit committee meetings.

Reuters owns approximately 15% and 16% of our voting stock as of March 31, 2004 and December 31, 2003, respectively.

Telerate Agreement

In October 2002, we entered into a seven year Master Services Agreement (“MSA”) with Telerate (formally known as Moneyline Telerate) that replaced a binding letter of intent dated October 18, 2001. Under the MSA, SAVVIS is Telerate’s exclusive network supplier and provides services including network services, colocation, help desk, warehousing and logistics, field installation and repair services. We have recognized revenue of $11.7 million and $15.4 million for the quarters ending March 31, 2004 and 2003, respectively, from Telerate under the MSA, as amended.

WAM!NET Transaction

On August 1, 2003, we entered into an asset purchase agreement with WAM!NET, a leading global provider of content management and delivery services, to acquire certain assets related to its commercial business operations including their commercial customer contracts and related customer premise and other equipment. Under the terms of the agreement we made an initial payment of $3.0 million for the acquired assets and accrued an additional $9.0 million in current liabilities for the estimated earn-out which will be determined in the second quarter of 2004 and paid in nine equal monthly installments. SAVVIS has the option to pay the earn-out in cash or a combination of cash and up to one-half of the total purchase price in SAVVIS common stock. The final payment amount will be determined based on revenue performance of the acquired customers. The estimated purchase price has been allocated to property and equipment and customer contracts based on their relative fair values. Revenue from the customers acquired from WAM!NET from August 1, 2003 (purchase date) through March 31, 2004 was $16.8 million. Revenues from the customers acquired from WAM!NET which were recognized in the first quarter of 2004 were $6.3 million.

The purchase price of the assets was adjusted during the first quarter of 2004 to reflect an achievement of certain performance measures by the acquired customers. The adjustment of $4.4 million represented an increase in the expected earn-out payment to WAM!NET from $4.6 million to $9.0 million based on customer performance.

Long-Term Debt, Preferred Stock, and Warrants Outstanding

Series A Subordinated Notes

In the first quarter of 2004, we issued $200.0 million of our Series A Subordinated Notes (“Subordinated Notes”). The proceeds were used to fund the CWA acquisition and to fund the on-going operational, working capital and capital expenditure requirements related to the CWA acquired assets or caused by the CWA acquisition. The debt issuance costs associated with the Subordinated Notes were $2.0 million. The Subordinated Notes accrue interest based on a 365 day year at a rate of 12.5% per annum until February 3, 2005 and 15% per annum thereafter, paid in kind semi-annually on June 30 and December 31. The Subordinated Notes contain an early redemption feature, a make whole premium, a change of control clause and various other restrictive covenants. Upon a change of control the holders of the Subordinated Notes have the right to require us to redeem any or all of the Subordinated Notes at a cash price equal to 100% of the principal amount of the Subordinated Notes, plus all accrued and unpaid interest as of the effect date of the change in control. The Subordinated Notes mature in a single installment on February 9, 2009. The outstanding long-term debt balance as of March 31, 2004 was $139.5 million, net of $64.0 million in unamortized Original Issue Discount resulting from the issuance of Series B Convertible Preferred Stock as discussed below.

Series A Convertible Preferred Stock

In 2002 we issued 203,070 shares of Series A Convertible Preferred (“Series A Preferred”) to entities and individuals affiliated with Welsh, Carson, Anderson & Stowe (“Welsh Carson”), Constellation Ventures (“Constellation”), Reuters, and other parties. The Series A Preferred accrues dividends at the rate of 11.5% per annum on the outstanding accreted value thereof (initially $1,000 per share) through March 18, 2010. Thereafter, dividends will be payable in cash or in kind at our option. Accrued but unpaid dividends will be added to the outstanding accreted value quarterly. The Series A Preferred is convertible into such number of our common stock equal to the outstanding accreted value divided by the conversion price, $0.75. In connection with this transaction we granted the holders registration rights with respect to the shares of our common stock issuable upon conversion of the Series A Preferred, including demand registration rights and piggy back registration rights. Additionally, we incurred $3.0 million in offering costs related to the issuance of the 203,070 shares of Series A Preferred which was recorded as a reduction of the convertible Series A Preferred balance in Stockholders’ Equity (Deficit) in the Condensed Consolidated Balance Sheets.

Series B Convertible Preferred Stock

During the first quarter of 2004, our Board of Director’s authorized 11.0 million shares of Series B Convertible Preferred Stock (“Series B Preferred”) at a $.01 par value. In connection with the issuance of our Subordinated Notes as discussed above, we issued warrants to purchase shares of the Series B Preferred to a group of investors that also included existing stockholders related to Welsh Carson and Constellation. The warrants were exercised simultaneously upon issuance on a “cashless” basis into 6.6 million shares of Series B Preferred and, as a result, the outstanding Series B Preferred is convertible upon stockholder approval into approximately 65.5 million shares of common stock. The common stock issuable upon conversion of the Series B Preferred will not be registered under the Securities Act and, therefore, may not be transferred or sold except pursuant to an effective registration statement or pursuant to an exemption from the registration requirement of the Securities Act. We granted Welsh Carson demand and piggy-back registration rights and we granted the other stockholders piggy-back registration rights only.

Warrants Outstanding

In connection with our recapitalization in 2002, five-year warrants were issued to Nortel Networks, Inc. and GECC to purchase approximately 6.4 million and 9.6 million shares, respectively, of our common stock at $0.75 per share. In the first quarter of 2004, GECC exercised their warrant pursuant to a “cashless exercise” and received approximately 7.0 million shares of our common stock.

Additionally in 2002, we issued five-year performance warrants to Constellation to acquire shares of common stock at $0.75 per share. Constellation earns the right to exercise the warrants when it meets certain performance criteria related to aiding the Company in winning new business. During the fourth quarter of 2003 and the first quarter of 2004, respectively, Constellation met the performance criteria under the warrants for the first and second of three tranches causing two-thirds, or 6.6 million warrants, to vest resulting in non-cash equity based compensation expense of $3.4 million and $6.6 million, respectively. When and if management estimates that Constellation will meet the performance criteria for the vesting of their remaining unvested 3.3 million warrants, the Company will record a charge based on the fair value of the warrants at that time. In the first quarter of 2004, Constellation exercised their first tranche of vested warrants pursuant to a “cashless exercise” and received approximately 2.6 million shares of our common stock.

STATEMENT OF OPERATIONS CAPTION SUMMARY

Revenue. Our revenue is derived primarily from the sale of Managed IP VPN, Hosting, Digital Content Management, and Other Network Services. Revenue from a related party, Reuters, was approximately 19% and 38% for the three months ended March 31, 2004 and 2003, respectively, of our total revenue. For the fourth quarter of 2003, related party revenue was 28% of our total revenue. We expect our revenue from related parties to continue to decrease as a percentage of our total revenues as we expand our diversified customer base. We define our diversified customer base as all customers, except Reuters and Telerate. Diversified revenue is revenue from the diversified customer base as defined.

We charge an initial installation fee that typically equals one month’s revenue and a fixed monthly fee that varies depending on the services provided, the bandwidth used and the quality of service level chosen. Our customer contracts are typically for 12 to 36 months in length. Installation fees are recognized as revenue over a period up to 21 months, the estimated average life of customer contracts.

Prices for telecommunication services, including the services we offer, have decreased significantly over the past several years and we expect to continue to see decreases for the foreseeable future. Lower prices charged to our customers are reflective of our lower costs incurred to provide the service.

Data communications and operations. Data communications and operations expenses include the cost of:

•	leasing local access lines to connect customers to our points of presence (“PoPs”);

•	leasing backbone circuits to interconnect our PoPs;

•	IRU operations and maintenance;

•	rental costs, utilities, and other operating costs for hosting space;

•	salaries and related benefits for engineering, service delivery / provisioning, customer service, and operations personnel, who maintain our network, monitor network performance, resolve service faults, and install new sites; and

•	other related repairs and maintenance items.

Sales, general and administrative. These expenses include the cost of:

•	sales and marketing salaries and related benefits;

•	product management, pricing and support, salaries and related benefits;

•	sales commissions and referral payments;

•	advertising, direct marketing and trade shows;

•	occupancy costs;

•	executive, financial, legal, tax and administrative support personnel and related costs;

•	professional services, including legal, accounting, tax and consulting services; and

•	bad debt expense.

Integration Costs. Integration costs represents the incremental costs to the combined organization of the acquisition, including rationalization of facilities, retention bonus, integration consulting by third parties and specific costs pursuant to the CWA asset purchase agreement including cure costs and contract rejection penalty costs. These costs provide current or future benefit to the combined company. We expect these costs to continue through 2004 as integration and rationalization activities continue through the year.

Depreciation, amortization and accretion. Depreciation and amortization expense consists primarily of the depreciation and amortization of communications equipment, capital leases, and intangibles. Generally, depreciation and amortization is calculated using the straight-line method over the useful life of the associated asset. Subsequent to the CWA acquisition, accretion expenses related to the aging of the discounted present value of various liabilities including adjustments for contracts and capital leases are included in this line item. The CWA acquisition significantly increased the depreciable asset and intangible asset base as much of the value was assigned to IRUs and leasehold improvements.

Non-cash Equity-based Compensation. Non-cash equity-based compensation primarily represents compensation expense related to the vesting of the performance warrants granted to Constellation as more fully described above under the “Long-Term Debt, Preferred Stock, and Warrants Outstanding” caption. At the time management estimates that Constellation will meet the performance criteria for vesting of their remaining unvested 3.3 million warrants, we will record a charge based on the fair value of the warrants. A charge of $6.6 million was recorded in the first quarter of 2004 to reflect the second tranche of Constellation performance warrants being earned.

Interest expense. Interest expense is incurred relative to our Subordinated Notes and our capital lease obligations. Interest on our Subordinated Notes accrues interest on the $200 million of proceeds and accrued unpaid interest until February 3, 2005 at 12.5% increasing to 15% in the remaining 4 years of the term. The unamortized Original Issue Discount of $64.0 million is being accreted over the term of the Subordinated Notes and reflected in interest expense. Interest on our capital lease liability with GECC accrues at 12% and is compounded and paid in kind until cash interest payments commence in 2005. Interest on our capital lease liability with Du Pont Fabros accrues at approximately 17.4% and is compounded. Cash interest payments commence in the fourth quarter of 2004. Additionally, in the future we may pursue other financing arrangements including leases, which we expect to include an interest component.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-Q will not reflect our future results of operations, financial position and cash flows.

THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

Executive Summary of Results of Operations

Our revenues increased 96% in 2004 as growth in our diversified revenue service lines and the addition of the CWA service lines far outpaced declines in services provided to Reuters and Telerate. Gross margin increased $11.4 million or 62% over 2003 to $29.9 million or 28% of revenue. Net loss was $34.2 million, a change from a net loss of $24.5 million in 2003 primarily driven by $4.9 million integration expenses, a $5.9 million increase in interest expense, a $3.8 million decrease in depreciation expense, and a $4.2 million increase in non-cash equity-based compensation.

Revenues

The following unaudited pro forma revenue information presents the combined results of our operations, as if the acquisition of CWA had occurred as of January 1, 2004.

	Three Months Ended March 31, (in thousands)
	2004	2003	Dollar Change	Percent Change	Pro Forma 2004
Diversified Revenue:
Managed IP VPN	$18,952	$11,668	$7,284	62%	$19,516
Hosting	32,893	2,907	29,986	1034%	78,781
Digital Content Management	8,559	—	8,559	100%	12,364
Other Network Services	15,989	4,395	11,594	264%	28,239

Total Diversified Revenue	76,393	18,970	57,423	303%	138,900

Reuters	20,013	20,868	(855)	(4)%	20,013
Telerate	11,729	15,363	(3,634)	(24)%	11,729

Total Major Customer Revenue	31,742	36,231	(4,489)	(12)%	31,742

Total Revenue	$108,135	$55,201	$52,934	96%	$170,642

Revenue. Revenue was $108.1 million for the three months ended March 31, 2004, an increase of $52.9 million or 96%, from $55.2 million for the three months ended March 31, 2003. Diversified Managed IP VPN revenues increased $7.3 million or 62% to $18.9 million compared to $11.7 million for 2003. Diversified Hosting revenue increased $30.0 million, or 1034%, to $32.9 million in 2004 from $2.9 million in 2003. The increase in Hosting revenue is attributable to the CWA acquisition which added $22.8 million for the month of March. The growth in legacy SAVVIS Hosting revenue was 247% to a total of $10.1 million, primarily due to the Intel customer transition being completed by June, 2003, resulting in the first quarter of 2004 reflecting a full quarter of transitioned customers and additional sales to those customers and new customers. Digital Content Management revenues include CWA CDN revenues and the revenues from WAM!NET customers. Digital Content Management revenues increased $8.6 million from the previous year, as neither revenue source existed in the first quarter of 2003. Other Network Services includes the legacy SAVVIS and CWA Internet Access revenues and CWA private line services.

Other Network Services revenue increased $11.6 million or 264% to $16.0 million in 2004, compared to $4.4 million for 2003. The CWA acquisition contribution to this revenue category was $10.9 million for the month of March. The organic growth in legacy SAVVIS Other Network Services was $0.7 million or 15% to a total of $5.1 million for 2004 from $4.4 million in 2003 primarily as a result of an increase in Internet Access services.

Reuters and Telerate revenues were $31.7 million in the three months ended March 31, 2004, a decrease of $4.5 million or 12% from $36.2 million in the three months ended March 31, 2003. The decline represents the continued reduction in those company’s customer bases.

Data Communications and Operations (exclusive of non-cash compensation, depreciation and amortization). Data communications and operations expenses were $78.2 million for three months ended March 31, 2004, an increase of $41.5 million, from $36.7 million in 2003. Total data communications and operations costs, exclusive of the CWA acquisition and related financing were $45.9 million for the quarter ended March 31, 2004 as compared to the $36.7 million in the prior year. Furthermore, gross margin was $29.9 million for the three months ended March 31, 2004, an increase of $11.4 million, from $18.5 million in 2003. As a percentage of revenue, gross margin decreased to 28% in 2004 as compared to 33% in 2003. The Gross Margin differences relate to the change in product mix as a result of the CWA acquisition and the existence of low margin product lines acquired. We expect Gross Margin to improve by the end of the year from its current level as integration and rationalization activities progress.

Sales, General and Administrative (exclusive of non-cash compensation). Sales, general and administrative expenses were $32.5 million for the three months ended March 31, 2004, an increase of $10.0 million, or 44%, from $22.5 million for 2003. This increase is primarily attributed to the CWA acquisition. Legacy SAVVIS costs increased $0.9 million or 4% from 2003.

The CWA increases were predominantly related to personnel costs and professional fees. Personnel costs were $6.5 million and professional fees were $1.0 million. Sales, general and administrative expenses as a percentage of revenue were 30%, for the quarter. We expect these costs to decrease as we realize reductions in personnel expenses.

Integration Costs. Integration costs were $4.9 million during the three months ended March 31, 2004. Included in these costs were $1.9 million for specific contractual costs enumerated in the CWA asset purchase agreement; $0.8 million for consulting services related to integration, $1.7 million for payroll costs and $0.5 million for the consolidation of two offices in Northern Virginia. We expect these costs to be in a range of $15-20 million for the remainder of the year

Depreciation, Amortization and Accretion. Depreciation and amortization expense was $12.0 million and $15.7 million for the three months ended March 31, 2004 and March 31, 2003, respectively. Subsequent to the CWA acquisition, accretion expenses relating to aging of the discounted present value of various liabilities including adjustments for long term fixed price contracts and capital leases are included in this line item. Consistent with historical presentation, the amortization of intangibles and depreciation of long-lived assets. The acquisition significantly increased the depreciable asset and intangible base as much of the value was assigned to IRUs and leasehold improvements. Management expects depreciation, amortization, and accretion to be approximately $19.0 million per quarter throughout the remainder of 2004, excluding the impact of additional capital expenditures.

Non-cash Equity-based Compensation. Non-cash equity-based compensation amounted to $6.8 million for the three months ended March 31, 2004 versus $2.7 million in 2003. The increase primarily represents non-cash compensation expense for 3.3 million performance warrants held by Constellation which were earned during the period.

Net Interest Expense and Other. Interest expense for the three months ended March 31, 2004 was $7.9 million, an increase of $5.9 million from 2003. The increase is a result of the new Subordinated Notes issued during the quarter and the capital lease interest on the Du Pont Fabros capital leases. Management expects interest expense will be approximately $14.0 million per quarter for the remainder of 2004, under our current financing arrangements.

Net Loss. The net loss for the three months ended March 31, 2004 was $34.2 million, a $9.7 million increase from the net loss for the three months ended March 31, 2003 of $24.5 million. Net loss primarily impacted by a $4.9 million increase of integration expense, a $5.9 million increase in interest expense, a $3.8 million decrease in depreciation expense, and a $4.2 million increase in non-cash equity-based compensation. SAVVIS, excluding the impact of the acquisition and related financing, had a net loss of $23.0 million as compared to the $24.5 million loss in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Executive Summary of Liquidity and Capital Resources

At March 31, 2004 our cash balances were $108.2 million. We generated $2.5 million in operating cash flow during the quarter ended March 31, 2004, an improvement of $9.6 million or 135% compared to 2003. The significant impact in the quarter on cash was the acquisition of the CWA assets and the related financing. The Subordinated Notes were issued for $200 million. The transfer of the Company’s rights to acquire certain data center property of CWA provided cash of $52 million which was paid directly to CWA, resulting in lowering our purchase price of the CWA assets. The cash impact of the acquisition was cash payments of $155.0 million, plus working capital funding of $14.1 million less the cash received from DuPont Fabros for the rights transfer, reflecting a net cost of the acquisition of $117.1 million. Net increase in cash during the first quarter of 2004 was $80.1 million as compared to a net decrease in cash of $10.6 million for the three months ended March 31, 2003.

Discussion of Changes in Liquidity and Capital Resources

Cash generated in operating activities increased to $2.5 million for the quarter ended March 31, 2004 from cash used of $7.1 million in 2003. The $9.6 million improvement is primarily due to the changes in working capital, changes in other assets and changes in other liabilities. The following is a comparison of some of the larger items for each period. Cash provided by changes in working capital and other assets and liabilities was $1.1 million compared to a cash use of $0.3 million in 2003. Accounts Receivable generated a “use of cash” of $8.2 million as compared to providing cash of $0.6 million. Deferred revenue provided cash flow of $3.0 million as compared to the prior year cash used of $0.4 million. Accrued other liabilities provided $7.1 million in cash as compared to providing $0.4 million in the first quarter of 2003.

During the year, we expect cash balances to decline to fund losses and integration costs in advance of us realizing significant benefit from the planned synergies of the acquisition. Cash costs related to the acquisition paid in the quarter were approximately $5.0 million.

Net cash used by investing activities for the three months ended March 31, 2004 was approximately $123.1 million comprised of the net cash used for the CWA acquisition of $117.1 million and capital expenditures of $6.0 million. This is an increase of $120.2 million from the $3.0 million cash used during the three months ended March 31, 2003.

Net cash provided by financing activities was $200.6 million for the three months ended March 31, 2004 as compared to net cash used in financing activities of $0.6 million in the three months ended March 31, 2003. The cash provided in 2003 was due to our issuance of Subordinated Notes in the amount of $200.0 million. We issued Subordinated Notes together with warrants to purchase Series B Preferred, to the investors in exchange for $200.0 million in cash. The Subordinated Notes were used to fund the CWA acquisition and to fund our on-going operational, working capital and capital expenditure requirements related to the CWA acquired assets or caused by the CWA acquisition.

CWA Acquisition

In January, 2004, we signed a definitive agreement to purchase substantially all of the assets of CWA. CWA, wholly-owned by Cable and Wireless PLC, provides a range of network and hosting services, including internet access to a Tier 1 network, colocation, hosting and other value-added services such as managed security and content distribution. The transaction was approved by the U.S. Bankruptcy Court and other regulatory agencies. The transaction closed on March 5, 2004 and therefore, the results of CWA are included in our results since the date of the acquisition.

We paid $155.0 million in cash in addition to the assumption of certain working capital liabilities and leases for certain data centers and other facilities. We also funded CWA’s working capital losses from January 28, 2004 through March 5, 2004, which totaled $14.1 million. Additionally, we entered into an agreement to transfer our rights at closing to acquire four of the CWA data centers and one office facility to Du Pont Fabros Interests LLC (“Du Pont Fabros”) for $52.0 million paid directly to the CWA bankruptcy estate. We subsequently leased those facilities back from Du Pont Fabros for 15 years. The total cost of the purchased assets after consideration for the subsequent transfer of the Company’s rights to acquire certain facilities was $117.1 million.

We are focused on completing the integration of SAVVIS and CWA assets and operations and believe savings of approximately $100.0 million can be generated through this process.

We paid approximately $5.0 million in the first quarter of 2004 for costs related to the CWA acquisition. These cash costs include payments for direct transaction costs, vendor settlements, contract penalties, severance and professional fees. Cash payments for the remainder of 2004 are expected to be approximately $35.0—$40.0 million for acquisition and integration of the two companies to achieve management’s expected synergies. This amount includes approximately $6.9 million in settlement of exit liabilities related to employee terminations.

Subordinated Notes and Other Financing

In the first quarter of 2004, the Subordinated Notes in the amount of $200.0 million were issued. The proceeds were used to fund the CWA acquisition and to fund the on-going operational, working capital and capital expenditure requirements of the Company related to the CWA acquired assets or caused by the CWA acquisition. The debt issuance costs associated with the Subordinated Notes were $2.0 million, of which $0.6 million was paid during the quarter. The Subordinated Notes contain an early redemption feature, a make whole premium, a change of control clause and various other restrictive covenants. The maturity date for the notes is February 9, 2009 payable in a single installment with all applicable accrued interest. The financing parties for the transaction include existing stockholders Welsh, Carson, Anderson & Stowe, Constellation, a Bear Sterns Management fund, who is joined by Oak Hill Special Opportunities Fund and other parties.

We entered into a long term lease with Du Pont Fabros during the quarter. The agreement allows for nine months with no payments. The expected cash requirements related to these lease payments and associated interest costs during the remainder of 2004 are $0.8 million.

General

In August 2000, we entered into a 20-year agreement with Kiel Center Partners, L.P. (“KCP”) pursuant to which we acquired the naming rights to a sports arena in St. Louis, Missouri. Total consideration for these rights amounted to approximately $71.8 million, including 750,000 shares of our common stock issued to KCP, which had a fair value of $5.8 million at issuance and $66.0 million of cash payments to be made from 2002 through 2020. The related expense will be recognized over the term of the agreement. As of March 31, 2004, we had approximately $2.3 million of remaining deferred charges resulting from the issuance of common stock and $64.6 million of remaining cash payments under this agreement. Cash payments are due each year in December. The amount payable in the current year is $1.3 million.

Obligations and Commitments

At March 31, 2004, our undiscounted contractual obligations and commitments were as follows:

As of March 31, 2004	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt(1)	$391,476	$—	$—	$391,476	$—
Operating leases and naming rights agreement	709,782	65,316	139,194	132,912	372,360
GECC capital lease obligations(2)	80,564	1,910	78,654	—	—
Du Pont Fabros capital lease obligations(3)	182,352	3,267	20,103	21,386	137,596
Other capital lease obligations	1,721	1,652	69		—
Unconditional purchase obligations	211,368	54,183	50,472	15,055	91,658

Total contractual cash obligations	$1,577,263	$126,328	$288,492	$560,829	$601,614

(1)	Includes interest payments of $191.5 million over the remaining life of the long-term debt.
(2)	Includes interest payments of $24.0 million over the remaining life of the capital lease obligation.
(3)	Includes interest payments of $123.2 million over the remaining life of the capital lease obligation.

Our customer contracts generally span multiple periods, which result in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending level allocated ratably over the contract terms are approximately $25.7 million, $27.5 million, and $11.4 million in years 2004, 2005, and 2006, respectively. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of March 31, 2004, the maximum termination liability would amount to approximately $51.9 million.

We entered into a long-term communications services contract during the first quarter of 2004 to obtain power and maintenance services for our IRUs until 2021. This unconditional purchase obligation relative to this long-term contract is approximately $18.8 million in year 1, $18.8 million in years 2 and 3, $14.1 million in years 4-5, and $86.8 million thereafter. This contract was accepted from CWA. The total purchase commitment is $138.5 million.

We may meet any additional funding needs through a combination of equity offerings, debt financings, renegotiation of repayment terms on existing debt and sales of assets and services. If these additional financings were required, there can be no assurance that we would be successful in completing any of these financings or that if we were, the terms of such financings would be favorable to us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure relates to changes in foreign currency exchange rates.

Changes in foreign exchange rates did not materially impact our results of operations. For the three months ended March 31, 2004 and 2003, approximately 7% and 2%, respectively, of our service revenue was denominated in currencies other than the United States dollar. Approximately 15% and 17% our total direct and operating costs, excluding depreciation, amortization, accretion, non-cash equity based compensation, and acquisition related costs were incurred in currencies other than the United States dollar for the three months ended March 31, 2004, and 2003, respectively. We expect these percentages to decrease in the periods ahead as our United States business base grows. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

ITEM 4. CONTROLS AND PROCEDURES.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the first quarter of 2004, the Company issued $200.0 million of Series A Subordinated Notes (“Subordinated Notes”) to fund the CWA acquisition and to fund the on-going operational, working capital and capital expenditure requirements of the Company related to the CWA acquired assets or caused by the CWA acquisition. In connection with the issuance of the Subordinated Notes, the Company issued warrants to purchase common stock and warrants to purchase shares of the Company’s Series B Convertible Preferred Stock, par value $.01 per share (“Series B Preferred”). The warrants to purchase common stock were subsequently exchanged for warrants to purchase Series B Preferred, which were immediately exercised pursuant to a “cashless exercise” upon closing. The Subordinated Notes and warrants were issued to a group of investors that included existing stockholders related to Welsh Carson and Constellation. The Subordinated Notes and warrants were issued for aggregate cash proceeds of $200.0 million. The warrants were exercised simultaneously upon issuance on a “cashless” basis into 6.6 million shares of Series B Preferred and, as a result, the outstanding Series B Preferred is convertible upon stockholder approval into approximately 65.5 million shares of common stock. The common stock issuable upon conversion of the Series B Preferred will not be registered under the Securities Act and, therefore, may not be transferred or sold except pursuant to an effective registration statement or pursuant to an exemption from the registration requirement of the Securities Act. The Company granted Welsh Carson demand and piggy-back registration rights and the Company granted the other stockholders piggy-back registration rights only.

Each share of Series B Preferred is automatically convertible into ten shares of common stock upon the receipt of stockholder approval. Holders of the Series B Preferred do not have voting rights but are entitled to dividends to the extent dividends are paid on the common stock. Upon liquidation, dissolution or winding up of the Company, the Series B Preferred will rank senior to the Company’s common stock and junior to the Series A Preferred. The Subordinated Notes, warrants and Series B Preferred were issued to accredited investors in transactions exempt from registration under the Securities Act of 1933 pursuant to Regulation D promulgated thereunder.

During the first quarter of 2004, the Company issued 9.5 million shares of common stock upon exercise of outstanding warrants and 0.9 million shares of common stock upon conversion of outstanding shares of Series A Preferred Stock. The warrants were exercised on a cashless basis. These issuances were exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

a)	The Company previously filed a Form 8-K disclosing the acquisition of Cable and Wireless America assets on March 22, 2004 under Item 2, Acquisition or Disposition of Assets and Item 5, Other Events. The Company does not expect to meet the Form 8-K, Item 7 requirement for filing the financial statements and required pro forma financial information within the required time period. Therefore, the Company will lose, among other consequences, its Form S-3 filing eligibility for one year. This status may cause additional accounting and legal costs to the Company.

The historical financial information for Cable & Wireless America assets acquired by the Company is currently being prepared and reviewed by the Company. The acquired assets did not represent a historical reporting segment and no historical stand alone audited financial statements of Cable & Wireless America existed prior to the acquisition date.

b)	None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

EXHIBIT INDEX

Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS’ Registration Statement on Form S-1, as amended (File No. 333-90881)).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS’ Registration Statement on Form S-1, as amended (File No. 333-90881)).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

3.4	Amended and Restated Bylaws of the Registrant. (incorporated by reference to the same numbered exhibit to SAVVIS’ Quarterly Report on Form10-Q for the quarterly period ended March 31, 2003).

4.1	Form of Common Stock Certificate (incorporated by reference to the same numbered exhibit to SAVVIS’ Registration Statement on Form S-1, as amended (File No. 333-90881)).

4.2	Certificate of Designations relating to the Registrant’s Series A Convertible Preferred Stock (incorporated by reference to the same numbered exhibit to SAVVIS’ Current Report on Form 8-K, dated March 27, 2002).

4.3	Certificate of Designations relating to the registrant’s Series B Convertible Preferred Stock (incorporated by reference to the same numbered exhibit to SAVVIS’ Current Report on Form 8-K, dated February 25, 2004).

4.4	Warrant Agreement, dated as of March 7, 2002, between the Registrant and General Electric Capital Corporation (incorporated by reference to Exhibit 4.3 to SAVVIS’ Quarterly Report on Form10-Q for the quarterly period ended March 31, 2002).

4.5	Warrant Agreement, dated as of March 15, 2002, between the Registrant and Nortel Networks Inc. (incorporated by reference to Exhibit 4.4 to SAVVIS’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

4.6	Warrant, dated March 18, 2002, to purchase the Registrant’s common stock issued to General Electric Capital Corporation (incorporated by reference to Exhibit 4.5 to SAVVIS’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

4.7	Warrant, dated March 18, 2002, to purchase the Registrant’s common stock issued to Nortel Networks Inc. (incorporated by reference to Exhibit 4.6 to SAVVIS’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

4.8+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital II, L.P. (incorporated by reference to Exhibit 4.7 to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).

4.9+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital Offshore II, L.P. (incorporated by reference Exhibit 4.8 to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).

4.10+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to The BSC Employee Fund IV, L.P. (incorporated by reference to Exhibit 4.9 to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).

4.11+	Warrant, dated, June 28, 2002, to purchase the Registrant’s common stock issued to CVC II Partners, L.L.C. (incorporated by reference to Exhibit 4.10 to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).

4.12	Form of Series A Subordinated Note (incorporated by reference to the same numbered exhibit to SAVVIS’ Current Report on Form 8-K, dated February 25, 2004).

4.13	Form of Warrant to purchase the Registrant’s Series B Convertible Preferred Stock (incorporated by reference to the same numbered exhibit to SAVVIS’ Current Report on Form 8-K, dated February 25, 2004).

EXHIBIT INDEX (continued)

Number	Exhibit Description
10.1++	Amendment No. 9, dated October 24, 2003, to Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited.

10.2++	Settlement Agreement, dated March 31, 2004, by and between Moneyline Telerate and Moneyline Telerate International and SAVVIS Communications Corporation, a Missouri corporation.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.
++	A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

(b) Reports on Form 8-K. On January 23, 2004, we filed Current Reports on Form 8-K with respect to Item 9, Regulation FD Disclosure. On February 10, 2004 and February 18, 2004, we filed Current Reports on Form 8-K with respect to Item 12, Results of Operations and Financial Condition. On February 25, 2004, we filed a Current Report on Form 8-K with respect to Item 5, Other Events. On March 22, 2004, we filed a Current Report on Form 8-K with respect to Item 2, Acquisition or Disposition of Assets and Item 5, Other Events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVVIS Communications Corporation

Date: May 14, 2004	By: /s/ Robert A. McCormick
Robert A. McCormick
Chief Executive Officer

Date: May 14, 2004	By: /s/ Jeffrey H. VonDeylen
Jeffrey H. VonDeylen
Chief Financial Officer