Form 10-Q
period 2004-06-30
SAVVIS COMMUNICATIONS CORP
filed 2004-08-13
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004,

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

COMMON STOCK, $0.01 PAR VALUE – 109,841,914 SHARES AS OF AUGUST 11, 2004

(INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES

OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

The Index of Exhibits appears on page 36.

SAVVIS COMMUNICATIONS CORPORATION

PART I—FINANCIAL INFORMATION

IT EM 1. FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,299	$28,173
Trade accounts receivable, less allowance for doubtful accounts of $4,136 and $1,162 in 2004 and 2003, respectively	44,855	11,305
Prepaid expenses	10,597	2,467
Other current assets	11,775	2,682

TOTAL CURRENT ASSETS	142,526	44,627
Property and equipment, net	289,772	59,357
Restricted cash	6,968	7,843
Intangibles, net	18,254	4,898
Other non-current assets	12,373	7,898

TOTAL ASSETS	$469,893	$124,623

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
CURRENT LIABILITIES:
Payables and other trade accruals	$60,094	$26,771
Capital lease obligations, current	1,180	315
Other accrued liabilities	85,258	22,629

TOTAL CURRENT LIABILITIES	146,532	49,715
Capital lease obligations, net of current portion	115,078	56,587
Long-term debt	148,630	—
Other accrued liabilities	75,994	19,248

TOTAL LIABILITIES	486,234	125,550

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY / (DEFICIT):
Convertible Series A Preferred stock at accreted value; 210,000 shares authorized; 203,070 shares issued in 2004 and 2003; 202,490 and 203,070 shares outstanding in 2004 and 2003, respectively	256,975	243,334
Convertible Series B Preferred stock; $0.01 par value, 11,000,000 shares authorized; 6,552,886 shares issued and outstanding in 2004	66	—
Common stock; $.01 par value, 1,500,000 shares authorized; 109,667,015 and 96,478,900 shares issued in 2004 and 2003; 109,635,714 and 96,447,599 shares outstanding in 2004 and 2003, respectively	1,097	965
Additional paid-in capital	394,890	330,890
Accumulated deficit	(666,701)	(572,465)
Deferred compensation	(853)	(1,438)
Treasury stock, at cost, 31,301 shares in 2004 and 2003, respectively	(16)	(16)
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment	(1,799)	(2,197)

TOTAL STOCKHOLDERS’ EQUITY / (DEFICIT)	(16,341)	(927)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)	$469,893	$124,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share and per share amounts)	2004	2003	2004	2003
TOTAL REVENUES(1)	$172,991	$60,350	$281,126	$115,551

Data communications and operations expenses(2)	129,079	40,330	207,286	77,062

GROSS MARGIN	43,912	20,020	73,840	38,489

Sales, general, and administrative expenses(3)	50,402	22,028	82,917	44,565
Integration costs	17,165	—	22,071	—
Depreciation, amortization and accretion	19,069	15,400	31,045	31,147
Restructuring charges	—	7,903	—	7,903
Non-cash equity-based compensation(4)	3,943	2,667	10,781	5,324

TOTAL OTHER OPERATING EXPENSES	90,579	47,998	146,814	88,939

LOSS FROM OPERATIONS	(46,667)	(27,978)	(72,974)	(50,450)
NON-OPERATING EXPENSES:
Net interest expense and other	(13,341)	(2,145)	(21,262)	(4,123)

TOTAL NON-OPERATING EXPENSES	(13,341)	(2,145)	(21,262)	(4,123)

NET LOSS	(60,008)	(30,123)	(94,236)	(54,573)
Accreted and deemed dividend on Series A Preferred Stock	(9,175)	(8,210)	(18,101)	(16,190)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(69,183)	$(38,333)	$(112,337)	$(70,763)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.63)	$(0.41)	$(1.06)	$(0.75)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING(5)	109,445,460	93,840,625	105,854,476	93,803,553

(1)	Includes $19.7 million and $39.7 million from affiliates as defined in Note 12 for the three and six months ended June 30, 2004, respectively, and $20.9 million and $41.8 million from affiliates for the three and six months ended June 30, 2003, respectively.
(2)	Excludes $0.1 million of non-cash equity-based compensation for the six months ended June 30, 2004, and $0.5 million and $1.0 million of non-cash equity-based compensation for the three and six months ended June 30, 2003, respectively, as well as exclusive of depreciation included below.
(3)	Excludes $3.9 million and $10.7 million of non-cash equity-based compensation for the three and six months ended June 30, 2004, respectively, and $2.2 million and $4.3 million of non-cash equity-based compensation for the three and six months ended June 30, 2003, respectively, as well as exclusive of depreciation included below.
(4)	Includes $3.8 million and $10.3 million of non-cash equity-based compensation relating to the vesting of certain Constellation Ventures performance warrants for the three and six months ended June 30, 2004, respectively, as discussed in Note 4.
(5)	As the effects of including the incremental shares associated with options, warrants, convertible Series A Preferred stock, and convertible Series B Preferred stock are anti-dilutive, they are not included in the weighted average common shares outstanding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
(in thousands)	2004	2003
OPERATING ACTIVITIES:

Net loss	$(94,236)	$(54,573)

Reconciliation of net loss to net cash used in operating activities:
Accrued interest	21,802	3,629
Depreciation, amortization, and accretion	31,045	31,147
Restructuring charges	—	7,903
Non-cash equity-based compensation	10,781	5,324
Net changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(10,749)	7,099
Prepaid expenses and other current assets	1,180	(610)
Other non-current assets	243	911
Accounts payable	10,055	(2,710)
Other accrued liabilities	6,597	(861)

Net cash used in operating activities	(23,282)	(2,741)

INVESTING ACTIVITIES:
Capital expenditures	(14,921)	(8,813)
Proceeds from sale of acquired assets	2,078	—
Acquisition, net of cash received	(117,136)	—

Net cash used in investing activities	(129,979)	(8,813)

FINANCING ACTIVITIES:
Payments under capital lease obligations	(1,838)	(1,297)
Issuance of subordinated debt and associated warrants	200,000	—
Deferred subordinated debt issuance costs	(625)	—
Other	2,779	641

Net cash provided by / (used in) financing activities	200,316	(656)

Effect of exchange rate changes on cash and cash equivalents	71	(264)

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	47,126	(12,474)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,173	32,159

CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,299	$19,685

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$180	$223
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual of WAM!NET earn-out (Note 6)	$4,400	$—
Assets and obligations acquired under capital leases (Note 2)	52,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(dollars in thousands)	CONVERTIBLE SERIES A PREFERRED STOCK	CONVERTIBLE SERIES B PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	DEFERRED COMPENSATION	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)	TOTAL
Balance at December 31, 2003	$243,334	$—	$965	$330,890	$(572,465)	$(1,438)	$(16)	$(2,197)	$(927)
Net loss					(94,236)				(94,236)
Foreign currency translation adjustments								398	398

Comprehensive loss									(93,838)
Deemed dividends on Series A Preferred Stock	18,101			(18,101)					—
Beneficial conversion feature of deemed dividends on Series A Preferred Stock	(3,765)			3,765					—
Conversion of Series A Preferred Stock	(695)		9	686					—
Issuance of Series B Preferred Stock		66		65,806					65,872
Vesting of performance warrants				10,338					10,338
Common Stock warrant exercises			95	(95)					—
Issuance of Common Stock upon exercise of stock options			28	1,744					1,772
Recognition of deferred compensation costs				(143)		585			442

Balance at June 30, 2004	$256,975	$66	$1,097	$394,890	$(666,701)	$(853)	$(16)	$(1,799)	$(16,341)

See the following page for share information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

	NUMBER OF SHARES
	CONVERTIBLE SERIES A PREFERRED STOCK	CONVERTIBLE SERIES B PREFERRED STOCK	COMMON STOCK	TREASURY STOCK
Balance at December 31, 2003	203,070	—	96,478,900	31,301
Conversion of Series A Preferred Stock	(580)		927,594
Issuance of Series B Preferred Stock		6,552,886
Common Stock warrant exercises			9,547,143
Issuance of Common Stock upon exercise of stock options			2,713,378

Balance at June 30, 2004	202,490	6,552,886	109,667,015	31,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular dollars in thousands, except per share amounts)

(unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission on a basis substantially consistent with the audited consolidated financial statements of SAVVIS Communications Corporation and its subsidiaries (collectively, “SAVVIS” or the “Company”) as of and for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K (the “Annual Report”) as filed with the Securities and Exchange Commission. All intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company included in the Annual Report. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments), which management considers necessary to present fairly the condensed consolidated financial position of the Company at June 30, 2004, the results of its operations for the three and six month periods ended June 30, 2004 and 2003 and cash flows for the six month periods ended June 30, 2004 and 2003. The results of operations for the three and six month periods ended June 30, 2004 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2004.

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

Property and Equipment

Communications and data center equipment, office equipment and other equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to fifteen years. Facilities and leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease which is seven to fifteen years

Other Non-Current Assets

Other non-current assets consist primarily of deferred financing costs, the unamortized cost of naming rights to a sports arena in St. Louis, Missouri, facility rent and other deposits, and a note receivable. The components of this financial statement line item are in Note 7.

Intangible Assets

The Company accounts for the commercial customer contracts acquired in the WAM!NET transaction in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The commercial customer contracts acquired were valued based on their estimated fair value relative to the estimated fair value of the other assets received, including the incremental direct costs incurred in effecting the transaction.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade accounts receivable, restricted cash, accounts payable and accrued liabilities, long-term debt, and capital lease obligations approximate their fair values.

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

Revenue Recognition

Revenues consist primarily of Managed IP VPN, Hosting, Digital Content Management, and Other Network Services, which are recognized when earned over the term of the contract or as services are delivered. Installation fee revenue and the associated installation costs are deferred in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Such deferred revenue and costs are recognized into revenue and data communications and operations costs in the Condensed Consolidated Statements of Operations on a straight-line basis over periods of up to 21 months, the estimated average life of a customer contract. For all periods, any services billed and payments received in advance of providing services are deferred until the period such services are earned. Revenues for estimated credits to be issued are recorded as a reduction of revenue based on historical credits issued and known disputes.

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

Data Communication and Operations Expenses

In the ordinary course of business, invoices from communications service providers will exceed the services the Company has actually taken from them. The Company’s practice is to identify these variances and engage in discussions with the vendors to resolve the differences. Accruals are maintained for the best estimate of the difference between what was previously paid to the vendor and the amount that will ultimately be paid to them. Variations in the Company’s estimate and ultimate settlement of vendor billings may have a material impact on the Company’s results of operations. Other operations expenses include rental costs, utilities, other operating costs for hosting spacing, as well as salaries and related benefits for engineering, service delivery/provisioning, customer service and operations personnel. Indefeasible Rights of Use (“IRUs”) maintenance and operations costs are also reflected in this category.

Depreciation, Amortization, and Accretion

Depreciation and amortization expense consists primarily of the depreciation and amortization of communications equipment, capital leases, and intangibles. Generally, depreciation and amortization is calculated using the straight-line method over the useful life of the associated asset, which ranges from three to fifteen years. Subsequent to the CWA acquisition, accretion expenses related to aging of the discounted present value of various liabilities including adjustments for contracts and capital leases are included in this line item. Consistent with historical presentation, the amortization of intangibles and depreciation of long-lived assets are reported in this line item. The CWA acquisition significantly increased the depreciable asset and intangible base as much of the value was assigned to IRUs of network capacity, communications equipment, and leasehold improvements.

Integration Costs

Integration costs represents the incremental costs to the combined organization of the CWA acquisition, including rationalization of facilities, retention bonuses, integration consulting by third parties and specific costs of the CWA asset purchase agreement including cure costs and contract rejection penalties. These costs provide current or future benefit to the combined company. These costs are direct incremental costs incurred to obtain the synergies of the combined companies and are not expected to continue once the Company has completed its integration plan.

Employee Stock Options

As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is recognized based on the intrinsic value of the equity instrument awarded as determined at the measurement date. Compensation expense was recognized related to option grants accounted for in accordance with APB 25 in the amounts of $0.2 million and $0.4 million during the three and six months ended June 30, 2004, respectively, and $2.7 million and $5.3 million during the three and six months ended June 30, 2003, respectively.

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

Had compensation cost for the Company’s stock options been determined consistent with the provisions of SFAS 123 based on the fair value at the grant date, the Company’s pro forma net loss would have been as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders as reported	$(69,183)	$(38,333)	$(112,337)	$(70,763)
Adjustment to net loss for:
Stock based compensation expense as reported (1)	159	2,667	443	5,324
Pro forma stock based compensation	(721)	(4,406)	(1,992)	(7,589)

Pro forma net loss	$(69,745)	$(40,072)	$(113,886)	$(73,028)
Basic and diluted net loss per common share
As reported	$(0.63)	$(0.41)	$(1.06)	$(0.75)
Pro forma	$(0.64)	$(0.43)	$(1.08)	$(0.78)

(1)	Excludes $3.8 million and $10.3 million of non-cash equity-based compensation relating to the issuance of performance warrants for the three and six months ended June 30, 2004

Income Taxes

Income taxes are accounted for under the asset and liability method, which provides for the establishment of deferred tax assets and liabilities for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes, applying the enacted statutory tax rates in effect for the years in which differences are expected to reverse. Valuation allowances are established when it is more likely than not the deferred tax assets will not be realized. The Company has provided a full valuation allowance on tax loss carry-forwards and other potential tax benefits according to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” because the future realization of the tax benefit is uncertain. As a result, to the extent that those benefits are realized in future periods, they will favorably impact net income. At June 30, 2004, the Company has approximately $470.0 million in United States net operating loss carry-forwards expiring between 2011 and 2023, of which approximately $248.0 million is subject to the Section 382 limitation of the Internal Revenue Code.

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

New Accounting Standards

In March 2004, the FASB issued an Exposure Draft, Share-Based Payment, as a proposed amendment to SFAS No. 123, Accounting for Stock-Based Compensation. The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the income statement based on the fair value of such payments. The intrinsic value method of measuring employee stock options under APB No. 25 would no longer be permitted. The FASB expects to issue a final standard late in 2004, which would become effective for our 2005 fiscal year. We have not yet quantified the impact of adopting the proposed standard, or considered what, if any changes should be made to our stock-based compensation programs as a result.

NOTE 2—CWA ACQUISITION

In January, 2004, the Company signed a definitive agreement to purchase substantially all of the assets of CWA. CWA, wholly-owned by Cable and Wireless PLC, provided a range of network and hosting services, including internet access to a Tier 1 IP network, colocation, hosting and other value-added services such as managed security and content distribution. The transaction, following approval by the U.S. Bankruptcy Court and other federal regulatory agencies, closed on March 5, 2004. The results of CWA are included in the condensed consolidated financial statements since the closing date of the acquisition.

The Company paid $117.1 million in cash in addition to the assumption of certain working capital liabilities and leases for certain data centers and other facilities. In accordance with the CWA asset purchase agreement, the purchase price included the cost to fund CWA’s working capital losses from January 28, 2004 through March 5, 2004, which totaled $14.1 million. Additionally, the Company entered into an agreement to transfer its rights at closing to acquire four of the CWA data centers and one office facility to Du Pont Fabros Interests LLC (“Du Pont Fabros”) for $52.0 million paid directly to the CWA bankruptcy estate. The Company subsequently leased those facilities back from Du Pont Fabros for 15 years.

The acquisition has been accounted for as a purchase under SFAS 141. The preliminary allocation of the purchase price, pending final determination of certain acquired balances, accepted contracts and final resolution in the U.S. Bankruptcy Court, is as follows.

	Preliminary Allocation	Adjustments	Adjusted Allocation
Trade accounts receivable	$25,264	$(2,502)	$22,762
Other current assets	18,375	—	18,375
Property and equipment	176,134	12,897	189,031
Intangible assets	10,684	1,761	12,445
Other non-current assets	11,449	(7,920)	3,529
Trade accounts payable and accrued compensation	(24,019)	2,507	(21,512)
Deferred revenue	—	(4,820)	(4,820)
Capital leases	(1,697)	—	(1,697)
Other current liabilities	(35,776)	(3,091)	(38,867)
Other long-term liabilities	(63,278)	1,168	(62,110)

Acquisition Cost	$117,136	$—	$117,136

Note: During the quarter the preliminary allocation of the purchase price was impacted by the resolution of certain acquired balances, the forfeiture of a long-term lease deposit, write-off of certain prepaid maintenance, and the recognition of certain deferred revenue where legal performance obligations exist.

The estimated fair value of CWA assets acquired and liabilities assumed exceeded the acquisition cost. Therefore, in accordance with SFAS 141, the excess value over the acquisition cost has been allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the acquired assets, except with respect to the following:

•	Trade accounts receivable—present values of amounts to be received less allowance for uncollectibility

•	Other current assets, notes receivable and deposits—fair value of amounts to be received

•	Trade accounts payable, accrued compensation, other current liabilities and other long term liabilities—present value of amounts to be paid

The amount reflected in the preliminary purchase price allocation represents the Company’s current estimate of the liabilities relating to contractual agreements. Additionally, the liabilities assumed by the Company included adjustments to properly reflect the fair market value of long-term facility leases ($13.8 million); the idle capacity related to a long-term IRU operations, maintenance and power contract ($26.7 million); the cost of leased facilities that will remain idle ($18.9 million); and the obligation to rehabilitate the long term lease spaces at varying lease termination dates ($17.9 million). These liabilities are not a result of an exit plan, rather they relate solely to properly reflecting the fair value of assets and liabilities assumed.

The fair market value of the long-term facility leases was calculated considering the difference between fair market rents and contractually required rents in addition to any inherited “dark space” that is not expected to be utilized. Contracts have been reflected at their fair market value of the service to be provided at the time of the acquisition, in addition to any inherited purchase commitments for which the combined entity does not plan to utilize. The asset retirement obligation liability was calculated and recorded at the present value of expected future payments required to restore the lease space to it original condition.

The Company has $6.9 million of involuntary employee termination costs accrued in the opening balance sheet as a liability. The Company paid $1.5 million in severance payments during the six months ended June 30, 2004. The majority of the remaining amount is expected to be paid in cash during the second half of 2004. These costs meet the definition of costs to exit an activity of an acquired company as defined in EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Management began to assess and formulated a plan to terminate all redundant positions as of the acquisition date. In total, approximately 350 employees will be terminated in various departments. The details of the severance package have been finalized and include the costs of severance, insurance, and outplacement services. All employee terminations are expected to be completed by March, 2005, with approximately 90% completed by September, 2004.

The following unaudited pro forma financial information presents the combined results of operations of the Company and CWA, as if the acquisition had occurred as of the beginning of each fiscal period presented, giving effect to certain adjustments, including depreciation, accretion, interest, the issuance of Series B Convertible Preferred Stock and the issuance of additional debt. The pro forma information for the three months ended June 30, 2004 is the same as the actual results for the same period, as the companies were combined during the entire period. The pro forma financial information does not necessarily represent the results of operations that would have occurred had the Company and CWA been a single entity during such period. The Company does not believe that the pro forma information is representative of the results of the combined business if it had been under the Company’s management during that time. The results for three and six months ended June 30,2003 include approximately $72.4 million and $115.0 million, respectively for restructuring charges.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Pro Forma	2004	2003	2004	2003
Revenue	$172,991	$189,940	$343,633	$380,009
Net loss(1)	(60,008)	(206,293)	(119,826)	(421,084)
Basic and diluted net loss per common share	$(0.63)	$(2.29)	$(1.30)	$(4.66)

(1)	Net loss before extraordinary items is equal to net loss, in total and on a per share basis and, therefore, is not disclosed separately.

NOTE 3—LONG-TERM DEBT

In the first quarter of 2004, the Company issued $200.0 million of its Series A Subordinated Notes (“Subordinated Notes”). The proceeds were used to fund the CWA acquisition and to fund the on-going operational, working capital and capital expenditure requirements of the Company related to the CWA acquisition. The debt issuance costs associated with the Subordinated Notes were $2.0 million and are classified as other non-current assets on the Condensed Consolidated Balance Sheet. These costs consist of fees paid to the purchasers of the Subordinated Notes and are amortized to interest expense using the effective interest method until the maturity date of the Subordinated Notes. The Subordinated Notes accrue interest based on a 365 day year at a rate of 12.5% per annum until February 3, 2005 and 15% per annum thereafter, payable in kind semi-annually on June 30 and December 31. The Subordinated Notes contain an early redemption feature, a make whole premium and a change of control clause. Upon a change of control the holders of the Subordinated Notes have the right to require the Company to redeem any or all of the Subordinated Notes at a cash price equal to 100% of the principal amount of the Subordinated Notes, plus all accrued and unpaid interest as of the effective date of a change in control. The Subordinated Notes mature in a single installment on February 9, 2009.

The $200.0 million in proceeds were allocated between long-term debt and Series B Preferred (Original Issue Discount) based on their relative fair values. The fair value of the Subordinated Notes is reflected as long-term debt and is increased for accrued interest on the $200.0 million proceeds as well as accreted interest on the Original Issue Discount. The fair value of the Series B Preferred was determined with the assistance of an independent third party appraiser. The allocated fair value of the Series B Preferred is reflected in the accompanying financial statements as components of Stockholder’s Equity / (Deficit) in the amount of $65.9 million in additional paid-in capital and $0.1 million, the par value, in Series B Preferred.

The following table summarizes the long-term debt activity for the six month period ended June 30, 2004.

Proceeds from issuance of Subordinated Notes	$200,000
Adjustment for the valuation of the Series B Preferred	(65,872)

Adjusted value of Subordinated Notes	134,128
Accrued interest on $200,000 of Subordinated Notes	9,913
Accreted interest on Original Issue Discount	4,589

Balance of Subordinated Notes as of June 30, 2004	$148,630

NOTE 4—COMMON AND PREFERRED STOCK TRANSACTIONS

Common Stock

An initial public offering of the Company’s common stock was completed in February 2000. A total of 17.0 million shares were sold in the offering at $24 per share. The Company received net proceeds from this offering of approximately $333 million.

In 2004, the stockholders of SAVVIS approved an increase in the authorized common stock to 1,500,000.

Warrants Outstanding

In connection with the Company’s recapitalization in 2002, five-year warrants were issued to Nortel Networks, Inc. and General Electric Capital Corporation (“GECC”) to purchase approximately 6.4 million and 9.6 million shares, respectively, of the Company’s common stock at $0.75 per share. In the first quarter of 2004, GECC exercised their warrant pursuant to a “cashless exercise” and received approximately 7.0 million shares of the Company’s common stock.

Additionally in 2002, the Company issued ten million five-year performance warrants to entities affiliated with Constellation Ventures (“Constellation”) to acquire shares of common stock at $0.75 per share. The warrants vested in a total of three tranches as Constellation earned the right to exercise the warrants when it met certain performance criteria related to aiding the Company in obtaining new business. During the fourth quarter of 2003, the first quarter of 2004, and the second quarter of 2004, respectively, Constellation met the performance criteria, causing each of the three tranches for a total of 10 million warrants to vest, which resulted in non-cash equity-based compensation expense of $3.4 million, $6.6 million and $3.8 million, with respect to each of the three tranches. The non-cash equity-based compensation expense was calculated using the Black-Scholes model and current market and company assumptions. In the first quarter of 2004, Constellation exercised their first tranche of vested warrants pursuant to a “cashless exercise” and received approximately 2.6 million shares of the Company’s common stock.

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

The Series A Preferred accrues dividends at the rate of 11.5% per annum on the outstanding accreted value thereof (initially $1,000 per share). Dividends may not be paid in cash until after the eighth anniversary of the original issuance date. Accrued but unpaid dividends are added to the outstanding accreted value quarterly. As of June 30, 2004, accrued and unpaid Series A Preferred dividends totaled $56.9 million. The Series A Preferred is convertible into such number of shares of our common stock equal to the outstanding accreted value divided by the conversion price of $0.75. The Series A Preferred is entitled to vote on all matters (other than any voluntary repurchase of the Series A Preferred) submitted to the common stockholders on an as-if-converted basis and represented approximately 66% of the voting stock of the Company as of June 30, 2004. The conversion price of $0.75 was set a few days before the commitment date for the Series A Preferred issued in March 2002. On the commitment date, the closing price of the Company’s common stock was $1.00. Accordingly, the Company recorded a non-cash beneficial conversion feature of $52.7 million, representing the $0.25 per share intrinsic value of that feature, as a return to the Series A Preferred stockholders in March 2002. The Company also recorded a non-cash beneficial conversion feature of $3.8 million related to accrued dividends for the six months ended June 30, 2004.

Below is a summary of Series A Preferred transactions as of June 30, 2004.

Issuance Date	Series A Preferred Shares Issued	Value
March 2002	158,070	$158,070
June 2002	22,400	22,400
September 2002	22,600	22,600

	203,070	203,070
Accrued dividends net of beneficial conversion feature		57,616

		260,686
Offering costs of Series A Preferred		(3,016)
Conversion of Series A Preferred into common stock		(695)

Balance of Series A Preferred as of June 30, 2004		$256,975

Number of common shares Preferred is convertible into based on the conversion price of $0.75 at June 30, 2004		346,654,779

Series B Convertible Preferred Stock

During the first quarter of 2004, the Company’s Board of Director’s authorized 11.0 million shares of Series B Convertible Preferred Stock (“Series B Preferred”) at a $.01 par value. In connection with the issuance of the Company’s Series A Subordinated Notes, the Company issued warrants to purchase shares of the Series B Preferred to a group of investors that included existing stockholders related to Welsh Carson and Constellation. The warrants were exercised simultaneously upon issuance on a “cashless” basis into 6.6 million shares of Series B Preferred and, as a result, the outstanding Series B Preferred is convertible, upon stockholder approval, into approximately 65.5 million shares of common stock. The common stock issuable upon conversion of the Series B Preferred will not be registered under the Securities Act and, therefore, may not be transferred or sold except pursuant to an effective registration statement or pursuant to an exemption from the registration requirement of the Securities Act. The Company granted Welsh Carson demand and piggy-back registration rights and the Company granted the other stockholders piggy-back registration rights only.

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

The following table summarizes the number of diluted common shares on an as converted basis as of June 30, 2004.

Number of Diluted Common Shares
Common shares outstanding	109,635,714
Series B Preferred Stock on an as converted basis	65,528,860

Total common shares outstanding on an as converted basis	175,164,574
Series A Preferred Stock as converted	346,654,779
Warrants and options outstanding (treasury stock method)	28,562,076

Diluted common shares	550,381,429

NOTE 5—PROPERTY AND EQUIPMENT

Communications and data center equipment, office equipment and other equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to fifteen years. Facilities and leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease which is seven to fifteen years. The following table represents the Company’s property and equipment by category.

	Useful Lives (in years)	June 30, 2004	December 31, 2003
Communications and data center equipment	5 -15	$370,273	$278,436
Facilities and leaseholds	7 -15	148,826	2,940
Office equipment and other	5 - 7	33,418	14,582

Total		552,516	295,958
Less: accumulated depreciation and amortization		(262,744)	(236,601)

Total		$289,772	$59,357

Property and equipment were increased during the second quarter of 2004 by $12.9 million to reflect changes to the preliminary purchase price allocation related to the CWA acquisition.

Communications equipment under capital leases was $96.5 million as of June 30, 2004 and December 31, 2003. Accumulated amortization for equipment under capital leases was $63.7 million and $60.9 million as of June 30, 2004 and December 31, 2003, respectively. Facilities under capital leases were $52.0 million as of June 30, 2004. Accumulated amortization for facilities under capital leases was $1.1 million as of June 30, 2004.

Depreciation expense for the three and six months ended June 30, 2004 was $13.2 million and $22.2 million, respectively. Depreciation expense for the same periods in the prior year was $10.0 million and $20.2 million, respectively. Amortization expense for equipment and facilities under capital leases for the three and six months ended June 30, 2004 was $2.2 million and $3.9 million, respectively. Amortization expense for equipment and facilities under capital leases for the three and six months ended June 30, 2003 was $5.4 million and $10.9 million, respectively.

The Company prospectively changed its estimate of legacy SAVVIS’ service life for communications equipment from 3 to 5 years as of April 1, 2004. The review of appropriate service life was computed in conjunction with the acquisition of CWA. CWA communications equipment assets were initially assigned a 5-year service life. The impact of this change was not material to the Condensed Consolidated Statements of Operations included herein.

NOTE 6—INTANGIBLES

The table below shows the detail of the intangible asset balances of June 30, 2004 and December 31, 2003.

	Useful Lives (in years)	June 30, 2004	December 31, 2003
Customer relationships	3-4	$14,473	$5,499
Other (1)	5-13	6,374	—

Total		20,847	5,499
Less: accumulated amortization		(2,593)	(601)

Total		$18,254	$4,898

(1)	Includes $1.0 million of trademarks with indefinite lives.

Intangibles were increased during the second quarter of 2004 by $1.8 million to reflect changes to the preliminary purchase price allocation related to the CWA acquisition.

The Company recorded $1.3 million and $2.0 million in amortization expense for intangibles for the three and six months ended June 30, 2004, respectively.

The Company valued the specifically identifiable intangible assets in accordance with SFAS 141 for the intangible assets acquired in the CWA transaction. Identifiable intangible assets acquired included: trademarks, patents, customer relationships, software and peering agreements. Useful lives of these specifically identified intangible assets are: indefinite for trademarks; 13 years for patents; 4 years for customer relationships; 5 years for software and 7 years for peering agreements. The fair value of the intangibles was determined with the assistance of an independent third party appraiser.

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

SFAS 142 requires the Company to evaluate the remaining useful life of its customer contracts each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the customer contracts’ remaining useful life changes, the remaining carrying amount is amortized prospectively over that revised remaining useful life. Actual useful lives could differ from those estimated by the Company, which could have a material affect on our operating results and financial position.

NOTE 7—OTHER NON-CURRENT ASSETS

The following table summarizes the components of non-current assets as of June 30, 2004 and December 31, 2003. The significant increase from December 31, 2003 is primarily a result of the CWA acquisition.

	June 30, 2004	December 31, 2003
Sports arena naming rights	$2,552	$3,742
Deferred financing costs	5,305	3,352
Note receivable	2,188	—
Rent and other deposits	1,547	218
Other	781	586

	$12,373	$7,898

NOTE 8—CAPITAL LEASE OBLIGATIONS

In March 2002, the Company entered into a $56.5 million amended and restated master lease agreement with GECC. The amended lease carries a 12% interest rate, which accrues through December 31, 2004, payable in cash thereafter. The amount of the amended lease is due on March 8, 2007. A portion of the Company’s assets serve as collateral under the amended lease. The amended lease calls for excess cash flow, as defined, to be used first for the payment of any accrued and unpaid interest and second for the prepayment of principal on the capital leases. Furthermore, the amended lease contains covenants restricting, among other things the incurrence of debt, capital expenditures that can be made by the Company, and the payment of dividends. As of June 30, 2004, the Company was in compliance with the covenants.

The Company entered into an agreement to transfer its rights at closing to acquire four of the CWA data centers and one office facility to Du Pont Fabros for $52.0 million paid directly to the CWA bankruptcy estate by Du Pont Fabros. The Company subsequently leased those facilities from Du Pont Fabros for approximately 15 years. Terms of the lease allow for no cash payments for the first nine months of the lease. The effective interest rate on the transaction is approximately 17.4% over the 15 years of the lease. After the initial nine-month period, the Company will make monthly payments which represent a combination of rent and interest. The associated capital lease asset will be depreciated over the approximate remaining useful life. The capital lease asset was recorded at its $52 million fair value as the present value of the minimum lease payments exceeded its fair value.

The balance of all capital lease obligations as of June 30, 2004 and December 31, 2003 are $116.3 million and $56.9 million, respectively.

Amortization of assets recorded under capital leases is disclosed in Note 5, Property and Equipment.

NOTE 9—OPERATING LEASES

The Company leases communications and office equipment and office space under various operating leases. The significant increase from December 31, 2003 primarily relates to the assumption of operating leases as a result of the CWA acquisition. Future minimum lease payments as of June 30, 2004 are as follows:

2004	$34,716
2005	74,474
2006	71,436
2007	69,205
2008	67,232
Thereafter	378,405

Total	$695,468

NOTE 10—OTHER ACCRUED LIABILITIES

The following table summarizes the components of current and non-current other accrued liabilities as of June 30, 2004 and December 31, 2003. The principal reason for the change since December 31, 2003 is the assumption of liabilities as a result of the CWA acquisition and the related purchase accounting adjustments.

	June 30, 2004	December 31, 2003
Current other accrued liabilities:
Wages, employee benefits, and related taxes	$18,244	$3,652
Deferred revenue	8,457	3,700
Accrued rent	557	—
Other taxes	6,509	2,758
WAM!NET earn-out	9,000	4,600
Employee termination costs	5,397	—
Acquired contractual obligations in excess of fair value	14,856	—
Customer deposits	3,201	113
Integration accrual	6,510	—
Accrued professional fees	4,004	752
Facility restructuring	1,030	1,030
Other current liabilities	7,493	6,024

Total current other accrued liabilities	$85,258	$22,629

Non-current other accrued liabilities:
Deferred revenue	$3,245	$2,453
Deferred rent	5,021	4,029
Other taxes	5,271	5,585
Facility restructuring	5,917	6,439
Acquired contractual obligations in excess of fair value	37,516	—
Asset retirement obligation	18,907	—
Other non-current liabilities	117	742

Total non-current other accrued liabilities	$75,994	$19,248

NOTE 11—ASSET RETIRMENT OBLIGATIONS

The Company adopted Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003 without material impact on the consolidated financial statements.

The CWA transaction included the recognition of an asset retirement obligation (“ARO”) related to the rehabilitation and removal of certain leasehold improvements at the end of certain leases to return the property to its original condition. This $18.9 million liability is reflected as a non-current liability on the Company’s balance sheet. The associated asset was recorded to the opening balance sheet reflecting the preliminary purchase price allocated to the fair value of the ARO cost and will be depreciated over the useful life of the related asset which was approximately 7 years, using the straight-line method. There are no cash flows related to this liability expected in the near term. The legal obligation relates to the end of the lease term in all cases. The weighted average life of the leases is approximately 7 years.

The following table provides a reconciliation of the ARO:

Balance at January 1, 2004	$—
CWA ARO acquired	17,992
Accretion expense	915

Balance at June 30, 2004	$18,907

NOTE 12—OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(60,008)	$(30,123)	$(94,236)	$(54,573)
Other comprehensive income (loss):
Foreign currency translation adjustments	183	288	398	(275)

Comprehensive loss	$(59,825)	$(29,835)	$(93,838)	$(54,848)

NOTE 13—RELATED PARTY TRANSACTIONS

On September 28, 2001 Reuters acquired a portion of the assets of Bridge Information Systems (now known as BIS Administration, Inc., “Bridge”). In connection with the asset acquisition, Reuters entered into a network services agreement with the Company, pursuant to which the Company agreed to provide continuing network services to the Bridge customers acquired by Reuters as well as Internet access, and colocation services for a period of five years. The network services agreement provides that SAVVIS’ network must perform in accordance with specific quality of service standards. In the event SAVVIS does not meet the required quality of service levels, Reuters would be entitled to credits, and, in the event of a material breach of such quality of service levels, Reuters would be entitled to terminate the network services agreement. The Company is not aware of any current material breaches. The Company has recognized revenue of $19.7 million and $39.7 million for the three and six months ended June 30, 2004, respectively, and $20.9 million and $41.8 million for the three and six months ended June 30, 2003, respectively from Reuters under the network services agreement, as amended.

Reuters owned approximately 14% and 16% of our outstanding voting stock as of June 30, 2004 and December 31, 2003, respectively.

NOTE 14—COMMITMENTS AND CONTINGENCIES

The Company’s customer contracts generally span multiple periods, which result in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending level allocated ratably over the contract terms are approximately $14.2 million, $26.1 million, and $11.4 million in years 2004, 2005, and 2006, respectively. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a general economic downturn. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of June 30, 2004, the maximum termination liability would amount to approximately $45.6 million.

The Company entered into a long-term communications services contract during the first quarter of 2004 to obtain power and maintenance services for our IRUs until 2021. As of June 30, 2004, this unconditional purchase obligation relative to this long-term contract is approximately $18.0 million in year 1, $17.0 million in years 2 and 3, $13.8 million in years 4 and 5, and $85.0 million thereafter. This contract was accepted from CWA. The total purchase commitment is $133.8 million.

On August 1, 2003, the Company entered into an asset purchase agreement with WAM!NET, a leading global provider of content management and delivery services, to acquire certain assets related to their commercial business operations including their commercial customer contracts and related customer premise and other equipment. Under the terms of the agreement, the Company made an initial payment of $3.0 million for the acquired assets and has accrued an additional $9.0 million in current liabilities for the estimated earn-out, which will be paid in nine equal monthly installments. The Company has the option to pay the earn-out in cash or a combination of cash and up to one-half of the total purchase price in SAVVIS common stock. The final payment amount will be determined based on revenue performance of the acquired customers. The asset purchase agreement allows for a final audit, which is pending. The estimated purchase price has been allocated to property and equipment and customer contracts based on their relative fair values.

In August 2000, the Company entered into a 20-year agreement with Kiel Center Partners, L.P. (“KCP”) pursuant to which it acquired the naming rights to an arena in St. Louis, Missouri. Total consideration for these rights amounted to approximately $71.8 million, including 750,000 shares of its common stock issued by the Company to KCP, which had a fair market value of $5.8 million at issuance and $66.0 million of cash payments to be made from 2002 through 2020. The related expense will be recognized over the term of the agreement. As of June 30, 2004 the Company had approximately $2.1 million of remaining deferred charges resulting from the issuance of common stock and $63.4 million of remaining cash payments owed under this agreement.

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

SAVVIS has employment agreements with key executive officers. These agreements contain provisions with regard to base salary, bonus, stock options, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control of the Company.

NOTE 15—INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

The Company’s operations are organized into three geographic operating segments: Americas, Europe and Asia. Each geographic operating segment provides outsourced managed network, hosting, and application services to businesses in the legal, media, retail, professional services, healthcare, manufacturing, and financial services industries. The Company evaluates the performance of its segments and allocates resources to them based on revenue and operating income or loss and eliminates intersegment revenues in consolidation. Financial information for the Company’s geographic segments for the three and six months ended June 30, 2004 and 2003 is presented below. For the three months ended June 30, 2004 and 2003 revenues earned in the United States represented approximately 84% and 59%, respectively, of the total revenues and for the six months ended June 30, 2004 and 2003 the comparable percentage of United States revenues to total revenues was 81% and 58%, respectively.

Three months ended June 30, 2004	Americas	Europe	Asia	Eliminations	Total
Revenues	$145,791	$14,991	$12,209	$—	$172,991
Depreciation, amortization, and accretion	18,195	528	346	—	19,069
Integration costs	17,165	—	—	—	17,165
Non-cash equity based compensation	3,943	—	—	—	3,943
Loss from operations	(29,498)	(12,141)	(5,028)	—	(46,667)
Net interest expense and other	13,341	—	—	—	13,341
Net loss	(42,839)	(12,141)	(5,028)	—	(60,008)
Identifiable assets	$494,128	$32,126	$5,040	$(61,401)	$469,893
Three months ended June 30, 2003	Americas	Europe	Asia	Eliminations	Total
Revenues	$35,326	$11,364	$13,660	$—	$60,350
Depreciation, amortization, and accretion	14,686	459	255	—	15,400
Restructuring charges	7,903	—	—	—	7,903
Non-cash equity based compensation	2,667	—	—	—	2,667
Loss from operations	(18,391)	(6,132)	(3,455)	—	(27,978)
Net interest expense and other	2,145	—	—	—	2,145
Net loss	(16,246)	(6,132)	(3,455)	—	(30,123)
Identifiable assets	$188,030	$5,811	$3,871	$(41,488)	$156,224

Six months ended June 30, 2004	Americas	Europe	Asia	Eliminations	Total
Revenues	$227,322	$29,759	$24,045	$—	$281,126
Depreciation and amortization	29,240	1,119	686	—	31,045
Integration costs	22,071	—	—	—	22,071
Non-cash equity based compensation	10,781	—	—	—	10,781
Loss from operations	(41,222)	(22,273)	(9,479)	—	(72,974)
Net interest expense and other	21,262	—	—	—	21,262
Net loss	(62,484)	(22,273)	(9,479)	—	(94,236)
Identifiable assets	$494,128	$32,126	$5,040	$(61,401)	$469,893
Six months ended June 30, 2003	Americas	Europe	Asia	Eliminations	Total
Revenues	$67,568	$21,777	$26,206	$—	$115,551
Depreciation and amortization	29,631	966	550	—	31,147
Restructuring charges	7,903	—	—	—	7,903
Non-cash equity based compensation	5,324	—	—	—	5,324
Loss from operations	(35,638)	(11,309)	(3,503)	—	(50,450)
Net interest expense and other	4,123	—	—	—	4,123
Net loss	(39,761)	(11,309)	(3,503)	—	(54,573)
Identifiable assets	$188,030	$5,811	$3,871	$(41,488)	$156,224

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH (1) OUR ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, AND (2) OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS, NOTES THERETO AND MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2003 INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K FOR SUCH PERIOD AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE RESULTS SHOWN HEREIN ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED IN ANY FUTURE PERIODS. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) BASED ON CURRENT EXPECTATIONS WHICH INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS. FOR A DISCUSSION OF THE MATERIAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, YOU SHOULD READ “RISK FACTORS” INCLUDED IN PART I, ITEM 1 OF OUR 2003 ANNUAL REPORT ON FORM 10-K.

EXECUTIVE SUMMARY

SAVVIS Communications is a leading global IT Utility delivering secure, reliable, and scalable hosting, digital content management and network services. SAVVIS’ strategic approach combines the use of virtualization technology, a utility services model, and automated software management and provisioning systems. This allows customers to focus on their core business while SAVVIS ensures the quality of their IT infrastructure.

During the first quarter of 2004, SAVVIS acquired substantially all of the assets of Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc. together with the assets of certain of their affiliates (“Cable & Wireless America” or “CWA”). CWA, wholly-owned by Cable and Wireless PLC (“PLC”), provided a range of network and hosting services, including internet access via a Tier 1 IP network, complex hosting and other value-added services such as managed security and content distribution. We include the CWA financial results from the date the transaction closed, March 5, 2004. The CWA acquisition was financed through the issuance of $200 million in Subordinated Notes and warrants to purchase Series B Preferred Stock. Additionally, SAVVIS entered into a capital lease agreement for certain data centers and another administrative facility with an aggregate fair value of $52 million and a term of 15 years.

SAVVIS commenced business in 1996 and has grown its customer base to approximately 6,400 as of June 30, 2004. During the first quarter of 2004 SAVVIS added depth and breadth to its products and services available to its customers worldwide, including the customers acquired through the CWA transaction, through the addition of enhanced hosting products, a content delivery network and other network services.

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

Hosting

SAVVIS’ hosting services and solutions are sold under the Intelligent HostingSM brand name. Intelligent Hosting includes the full management of customer hardware, operating systems, and servers within a secure, reliable data center environment. By selecting SAVVIS to outsource their applications infrastructure, clients eliminate most up-front capital expenditures for equipment, reduce the ongoing expense of supporting computing environments, and can focus IT resources on building differentiating services and applications. The SAVVIS Command Center provides clients full visibility into their hosted environments, giving them greater control and oversight over their systems than is typically found with an in-house solution. Through its acquisition of CWA assets, SAVVIS also offers complex hosting services which include colocation of customer owned hardware at SAVVIS data centers, network connectivity, and consulting services to implement and optimize the customer’s installation.

SAVVIS manages more than 12,000 servers in 24 data centers and thousands of customer sites around the world. Traffic is distributed over SAVVIS’ highly rated Internet backbone or via a private network solution developed to meet the customer’s Intranet and/or Extranet requirements. Through the Intelligent Hosting product set, SAVVIS can satisfy hosting needs with its tailored ‘a la carte’ service offering, or provide pre-packaged “Fast Pack” solutions designed to support web, enterprise, and database applications.

Digital Content Management

WAM!NET Media Service – In August, 2003 SAVVIS entered into an asset purchase agreement with WAM!NET, a leading global provider of content management and delivery services. The integration of application services from WAM!NET and SAVVIS, along with SAVVIS’ global infrastructure, resulted in the creation of WAM!NET Media Services. This suite of services, designed for the media industry, provide a shared-managed infrastructure tied to applications that streamline process and workflow around the creation, production and distribution of digital content. These services help companies to manage, share, store, and distribute their digital content inside of their organization, and throughout their external supply chains, using a single access point.

With an open and scalable infrastructure, SAVVIS Media Services enable customers to plug into a collaborative workflow and connect to their global communities of interest with ease. Media customers can gain considerable productivity, faster time-to-market, and cost-saving benefits while eliminating time-intensive and costly analog steps in their workflows, IT management and maintenance requirements, and technology obsolescence that are generally associated with simple software utilities or proprietary networks.

Content Delivery Network (“CDN”) – SAVVIS acquired one of the largest CDNs in the world as part of the CWA asset acquisition. The CDN, based on patented intellectual property, offers customers reliable delivery of content, including media, software updates and banner ads without forcing them to commit to a heavily capitalized infrastructure. These data types are subject to occasional bouts of flash traffic and certain latency requirements that make traditional delivery methods less effective and more costly. SAVVIS’ CDN puts frequently accessed content closer to the end user and avoids Internet backbone congestion and routing issues. The result is improved performance, increased scalability and availability, and lower costs.

Other Network Services

SAVVIS offers three groups of network services: Internet, Managed Voice and Private Line. These services can be purchased individually or in combination with other SAVVIS services. The network portfolio emphasizes high performance and availability, end-to-end management and monitoring, any-to-any connectivity, security, and cost effectiveness.

Internet Access - SAVVIS provides Internet Access services on a managed or unmanaged basis. The managed offering includes all equipment, installation and technical support to deliver the service and optional in-network services such as security. The SAVVIS Internet service is designed for businesses that run mission critical applications over the Internet. SAVVIS is also able to include Internet service as part of a private IP VPN solution so that, for example, a company can use a private network to connect its offices and the Internet to reach its customers or partners. The acquisition of CWA’s Tier 1 OC-192 Internet backbone offers SAVVIS significant savings in delivering its Internet services.

Managed Voice - In the third quarter of 2003 SAVVIS, along with its partner AccessLine, launched a managed voice services product family, which included services such as conferencing, find me/follow me access, 1-800, and automated voice response as well as integration with our managed VPN voice service.

Private Line Network Services - SAVVIS offers domestic and international regulated private line network services, which provide customers with secure transmission paths of fixed amounts of permanently open, dedicated bandwidth between two or more locations in different cities. The circuits can carry any form of digital transmission.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Revenues consist primarily of Managed IP VPN, Hosting, Digital Content Management, and Other Network Services, which are recognized when earned over the term of the related contract or as services are delivered. Installation fee revenue and the associated installation costs are deferred in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Such deferred revenue and costs are recognized into Revenue and Data Communications and Operations costs in the Condensed Consolidated Statements of Operations on a straight-line basis over periods of up to 21 months, the estimated average life of a customer contract. For all periods, any services billed and payments received in advance of providing services are deferred until the period such services are earned. Revenues for estimated credits to be issued are recorded as reduction in revenue based on historical credits issued and known disputes.

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

Accounting for Income Taxes

We have provided a full valuation allowance on tax loss carry-forwards and other potential tax benefits according to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As a result, to the extent that we realize those benefits in future periods, they will favorably impact net income. We have recorded a valuation allowance for the full amount of our net deferred tax assets because the future realization of the tax benefit is uncertain. At June 30, 2004, the Company has approximately $470.0 million in United States net operating loss carry-forwards expiring between 2011 and 2023, of which approximately $248.0 million is subject to the Section 382 limitation of the Internal Revenue Code.

AGREEMENTS AND TRANSACTIONS

Cable and Wireless Agreements

In January, 2004, the Company signed a definitive agreement to purchase substantially all of the assets of CWA. CWA, wholly-owned by PLC, provides a range of network and hosting services, including internet access to a Tier 1 IP network, colocation, hosting and other value-added services such as managed security and content distribution. The transaction was approved by the U.S. Bankruptcy Court and other regulatory agencies. The results of CWA are included in our results since the date of the acquisition on March 5, 2004.

The Company paid $117.1 million in cash in addition to the assumption of certain working capital liabilities and leases for certain data centers and other facilities. In accordance with the CWA asset purchase agreement, the purchase price included the cost to fund CWA’s working capital losses from January 28, 2004 through March 5, 2004, which totaled $14.1 million. Additionally, the Company entered an agreement to transfer its rights at closing to acquire four of the CWA data centers and one office facility to Du Pont Fabros Interests LLC (“Du Pont Fabros”) for $52.0 million paid directly to the CWA bankruptcy estate. The Company subsequently leased those facilities back from Du Pont Fabros for 15 years.

In February, 2004, SAVVIS entered into a transition services agreement with PLC, to provide for the exchange of certain services between the parties over a twelve month period from the acquisition date. The agreement defines the various services to be provided, the appropriate service levels and the associated pricing of those services for each party. The agreement provides for PLC to continue providing certain support and access to licensed software, the settlement of accounts receivable, and customer migration procedures. The agreement requires SAVVIS to continue to allow PLC’s use of the SAVVIS network during the transition period, until PLC’s customers are fully migrated to an alternative network.

Reuters Agreements

On September 28, 2001 Reuters acquired a portion of the assets of Bridge. In connection with the asset acquisition, Reuters entered into a network services agreement with us, pursuant to which we agreed to provide continuing network services to the Bridge customers acquired by Reuters as well as Internet access, and colocation services for a period of five years. The network services agreement provides that our network must perform in accordance with specific quality of service standards. In the event we do not meet the required quality of service levels, Reuters would be entitled to credits, and, in the event of a material breach of such quality of service levels, Reuters would be entitled to terminate the network services agreement. We are not aware of any current material breaches. We have recognized revenue of $19.7 million and $39.7 million for the three and six months ended June 30, 2004, respectively, and $20.9 million and $41.8 million for the three and six months ended June 30, 2003, respectively from Reuters under the network services agreement, as amended. The existing Reuters minimum revenue obligation under the network services agreement is $61.3 million through 2006.

Reuters owned approximately 14% and 16% of our outstanding voting stock as of June 30, 2004 and December 31, 2003, respectively. During the first quarter of 2004, Reuters notified the Company that they voluntarily suspended their right (under terms of their investment) to have an observer present at the Company’s board of directors and audit committee meetings.

WAM!NET Transaction

On August 1, 2003, we entered into an asset purchase agreement with WAM!NET, a leading global provider of content management and delivery services, to acquire certain assets related to its commercial business operations including their commercial customer contracts and related customer premise and other equipment. Under the terms of the agreement we made an initial payment of $3.0 million for the acquired assets and accrued an additional $9.0 million in current liabilities for the estimated earn-out which will be paid in nine equal monthly installments, upon final audit determination. The asset purchase agreement allows for a final audit, which is pending. SAVVIS has the option to pay the earn-out in cash or a combination of cash and up to one-half of the total purchase price in SAVVIS common stock. The final payment amount will be determined based on revenue performance of the acquired customers. The estimated purchase price has been allocated to property and equipment and customer contracts based on their relative fair values. Revenue from the customers acquired from WAM!NET from August 1, 2003 (purchase date) through June 30, 2004 was $22.7 million. Revenues from the customers acquired from WAM!NET which were recognized for the three and six month periods ending June 30, 2004 were $5.9 million and $12.3 million, respectively.

The purchase price of the assets was adjusted during the first quarter of 2004 to reflect an achievement of certain performance measures by the acquired customers. The adjustment of $4.4 million represented an increase in the expected earn-out payment to WAM!NET from $4.6 million to $9.0 million based on customer performance.

Long-Term Debt, Preferred Stock, and Warrants Outstanding

Series A Subordinated Notes

In the first quarter of 2004, we issued $200.0 million of our Series A Subordinated Notes (“Subordinated Notes”). The proceeds were used to fund the CWA acquisition and to fund the on-going operational, working capital and capital expenditure requirements related to the CWA acquired assets or caused by the CWA acquisition. The debt issuance costs associated with the Subordinated Notes were $2.0 million. The Subordinated Notes accrue interest based on a 365 day year at a rate of 12.5% per annum until February 3, 2005 and 15% per annum thereafter, payable in kind semi-annually on June 30 and December 31. The Subordinated Notes contain an early redemption feature, a make whole premium and a change of control clause. Upon a change of control the holders of the Subordinated Notes have the right to require us to redeem any or all of the Subordinated Notes at a cash price equal to 100% of the principal amount of the Subordinated Notes, plus all accrued and unpaid interest as of the effective date of the change in control. The Subordinated Notes mature in a single installment on February 9, 2009. The outstanding long-term debt balance as of June 30, 2004 was $148.6 million, net of $61.3 million in unamortized Original Issue Discount resulting from the issuance of Series B Convertible Preferred Stock as discussed below.

Series A Convertible Preferred Stock

In 2002, we issued 203,070 shares of Series A Convertible Preferred Stock (“Series A Preferred”) to entities and individuals affiliated with Welsh, Carson, Anderson & Stowe (“Welsh Carson”), Constellation Ventures (“Constellation”), Reuters, and other parties. The Series A Preferred accrues dividends at the rate of 11.5% per annum on the outstanding accreted value thereof (initially $1,000 per share) through March 18, 2010. Thereafter, dividends will be payable in cash or in kind at our option. Accrued but unpaid dividends will be added to the outstanding accreted value quarterly. The Series A Preferred is convertible into such number of shares of our common stock equal to the outstanding accreted value divided by the conversion price, $0.75. In connection with this transaction, we granted the holders registration rights with respect to the shares of our common stock issuable upon conversion of the Series A Preferred, including demand registration rights and piggy back registration rights. Additionally, we incurred $3.0 million in offering costs related to the issuance of the 203,070 shares of Series A Preferred which was recorded as a reduction of the convertible Series A Preferred balance in Stockholders’ Equity (Deficit) in the Condensed Consolidated Balance Sheets.

Series B Convertible Preferred Stock

During the first quarter of 2004, our Board of Director’s authorized 11.0 million shares of Series B Convertible Preferred Stock (“Series B Preferred”) at a $.01 par value. In connection with the issuance of our Subordinated Notes as discussed above, we issued warrants to purchase shares of the Series B Preferred to a group of investors that also included existing stockholders related to Welsh Carson and Constellation. The warrants were exercised simultaneously upon issuance on a “cashless” basis into 6.6 million shares of Series B Preferred and, as a result, the outstanding Series B Preferred is convertible, upon stockholder approval, into approximately 65.5 million shares of common stock. The common stock issuable upon conversion of the Series B Preferred will not be registered under the Securities Act and, therefore, may not be transferred or sold except pursuant to an effective registration statement or pursuant to an exemption from the registration requirement of the Securities Act. We granted Welsh Carson demand and piggy-back registration rights and we granted the other stockholders piggy-back registration rights only.

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

Additionally in 2002, we issued five-year performance warrants to entities affiliated with Constellation to acquire shares of common stock at $0.75 per share. The warrants vested in a total of three tranches as Constellation earned the right to exercise the warrants when it met certain performance criteria related to aiding the Company in winning new business. During the fourth quarter of 2003, the first quarter of 2004, and the second quarter of 2004, respectively, Constellation met the performance criteria under the warrants causing 10 million warrants to vest, which resulted in non-cash equity-based compensation expense of $3.4 million and $6.6 million and $3.8 million, respectively. In the first quarter of 2004, Constellation exercised their first tranche of vested warrants pursuant to a “cashless exercise” and received approximately 2.6 million shares of our common stock.

STATEMENT OF OPERATIONS CAPTION SUMMARY

Revenue. Our revenue is derived primarily from the sale of Managed IP VPN, Hosting, Digital Content Management, and Other Network Services. Revenue from a related party, Reuters, was approximately 11% and 14% for the three and six months ended June 30, 2004, respectively, and 35% and 36% for the three and six months ended June 30, 2003, respectively, of our total revenue. We expect our revenue from related parties to continue to decrease as a percentage of our total revenues as we expand our diversified customer base. Our diversified customer base includes all customers, except Reuters and Telerate.

For some customers, we charge an installation fee that typically equals one month’s revenue. Additionally, we charge a fixed or variable monthly fee depending on the services provided. Our customer contracts are typically for 12 to 36 months in length. Installation fees are recognized as revenue over a period up to 21 months, the estimated average life of customer contracts.

Prices for telecommunication services, including the network-related services we offer, have decreased significantly over the past several years and we expect to continue to see decreases for the foreseeable future. Lower prices charged to our customers are reflective of our lower costs incurred to provide the service.

Data communications and operations. Data communications and operations expenses include the cost of:

•	leasing local access lines to connect customers to our points of presence (“PoPs”);

•	leasing backbone circuits to interconnect our PoPs;

•	IRU operations and maintenance;

•	rental costs, utilities, and other operating costs for hosting space;

•	internet usage associated with CDN traffic;

•	salaries and related benefits for engineering, service delivery / provisioning, customer service, consulting services personnel and operations personnel, who maintain our network, monitor network performance, resolve service faults, and install new sites; and

•	other related repairs and maintenance items.

Sales, general and administrative. These expenses include the cost of:

•	sales and marketing salaries and related benefits;

•	product management, pricing and support, salaries and related benefits;

•	sales commissions and referral payments;

•	advertising, direct marketing and trade shows;

•	occupancy costs;

•	executive, financial, legal, tax and administrative support personnel and related costs;

•	professional services, including legal, accounting, tax and consulting services; and

•	bad debt expense.

Integration Costs. Integration costs represents the incremental costs to the combined organization of the acquisition, including rationalization of facilities, retention bonus, integration consulting by third parties and specific costs pursuant to the CWA asset purchase agreement including cure costs and contract rejection penalty costs. These costs provide current or future benefit to the combined company. These costs are direct incremental costs incurred to obtain the synergies of the combined companies and are not expected to continue once the Company has completed its integration plan.

Depreciation, amortization and accretion. Depreciation and amortization expense consists primarily of the depreciation and amortization of communications equipment, capital leases, and intangibles. Generally, depreciation and amortization is calculated using the straight-line method over the useful life of the associated asset. Subsequent to the CWA acquisition, accretion expenses related to the aging of the discounted present value of various liabilities including adjustments for contracts and capital leases are included in this line item. The CWA acquisition significantly increased the depreciable asset and intangible asset base as much of the value was assigned to IRUs, communications equipment, and leasehold improvements.

Non-cash Equity-based Compensation. Non-cash equity-based compensation primarily represents compensation expense related to the vesting of the performance warrants granted to Constellation as more fully described above under the “Long-Term Debt, Preferred Stock, and Warrants Outstanding” caption. A charge of $3.8 million was recorded in the second quarter of 2004 to reflect the third and final tranche of Constellation performance warrants being earned.

Interest expense. Interest expense is incurred relative to our Subordinated Notes and our capital lease obligations. Interest on our Subordinated Notes accrues interest on the $200 million of proceeds and accrued unpaid interest until February 3, 2005 at 12.5% increasing to 15% in the remaining 4 years of the term. The unamortized Original Issue Discount of $61.3 million is being accreted over the term of the Subordinated Notes and reflected in interest expense. Interest on our capital lease liability with GECC accrues at 12% and is compounded and paid in kind until cash interest payments commence in 2005. Interest on our capital lease liability with Du Pont Fabros accrues at approximately 17.4% and is compounded. Cash interest payments commence in the fourth quarter of 2004. Additionally, in the future we may pursue other financing arrangements including leases, which we expect to include an interest component.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-Q will not reflect our future results of operations, financial position and cash flows.

THREE MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

Executive Summary of Results of Operations

Our revenues increased 187% in 2004 as a result of the addition of the CWA business and organic growth in our legacy service offerings, which outpaced declines in services provided to Reuters and Telerate. Gross margin increased $23.9 million or 119% over 2003 to $43.9 million or 25% of revenue. Net loss was $60.0 million, a change from a net loss of $30.1 million in 2003 primarily driven by $17.2 million in integration expenses, an $11.2 million increase in interest expense, a $3.7 million increase in depreciation expense, and a $1.3 million increase in non-cash equity-based compensation. $7.9 million of restructuring charges were reflected in the three months ended June 30, 2003 with no comparable charges in three months ended June 30, 2004.

Revenues

	Three Months Ended June 30, (in thousands)
	2004	2003	Dollar Change	Percent Change
Diversified Revenue:
Managed IP VPN	$20,803	$13,487	$7,316	54%
Hosting	78,341	6,818	71,523	1049%
Other Network Services	30,592	4,585	26,007	567%
Digital Content Management	12,415	—	12,415	100%

Total Diversified Revenue	142,151	24,890	117,261	471%

Reuters and Telerate	30,840	35,460	(4,620)	(13)%

Total Revenue	$172,991	$60,350	$112,641	187%

Revenue. Revenue was $173.0 million for the three months ended June 30, 2004, an increase of $112.6 million or 187%, from $60.4 million for the three months ended June 30, 2003. Diversified Managed IP VPN revenues increased $7.3 million or 54% to $20.8 million compared to $13.5 million for 2003 due to growth in new business. Diversified Hosting revenue increased $71.5 million, or 1049%, to $78.3 million in 2004 from $6.8 million in 2003. The increase in Hosting revenue is primarily attributable to the CWA acquisition which added approximately $68.0 million for the second quarter of 2004. Digital Content Management revenues include CWA CDN revenues and the revenues from WAM!NET customers. Digital Content Management revenues increased $12.4 million from the previous year, as neither revenue source existed in the second quarter of 2003. Other Network Services includes the legacy SAVVIS and CWA Internet Access revenues and CWA private line services. Other Network Services revenue increased $26.0 million or 567% to $30.6 million in 2004, compared to $4.6 million for 2003. The CWA acquisition contribution to this revenue category was approximately $25.0 million for the second quarter 2004.

Reuters and Telerate revenues were $30.8 million in the three months ended June 30, 2004, a decrease of $4.6 million or 13% from $35.5 million in the three months ended June 30, 2003. The decline represents the continued reduction in those company’s customer bases.

Data Communications and Operations (exclusive of non-cash compensation, depreciation, amortization, and accretion). Data communications and operations expenses were $129.1 million for the three months ended June 30, 2004, an increase of $88.7 million, from $40.3 million in 2003. The increase in these costs was primarily related to the CWA acquisition, contributing $81.4 million, as well as increases in personnel, network expenses, facility rent, and facility maintenance. Furthermore, gross margin was $43.9 million for the three months ended June 30, 2004, an increase of $23.9 million, from $20.0 million in 2003. As a percentage of revenue, gross margin decreased to 25% in the current quarter, compared to 33% reported in 2003. The gross margin differences relate to the change in product mix as a result of the CWA acquisition and the existence of low margin product lines acquired. We expect gross margin as a percentage of revenue to improve during the remainder of 2004 from its current level as integration and rationalization activities progress.

Sales, General and Administrative (exclusive of non-cash compensation). Sales, general and administrative expenses were $50.4 million for the three months ended June 30, 2004, an increase of $28.4 million, or 129%, from $22.0 million for 2003. This increase is primarily attributable to the CWA acquisition, contributing approximately $24.0 million, as well as increases in personnel, commissions, provision for bad debt, property taxes, and facility maintenance. Sales, general and administrative expenses as a percentage of revenue were 29%, for 2004 as compared to 37% of revenue in 2003. We expect these costs as a percentage of revenue to decrease as we realize reductions in personnel expenses.

Integration Costs. Integration costs were $17.2 million during the three months ended June 30, 2004. Included in these costs were $5.6 million for specific contractual costs enumerated in the CWA asset purchase agreement; $2.4 million for consulting services related to integration, $2.8 million for payroll costs and stay bonuses and $6.1 million for PoP consolidation and network restructuring. We expect these costs to be in a range of $25-$30 million in total, for the year. We are focused on completing the integration of SAVVIS and CWA assets and operations and believe annualized savings of approximately $100.0 million can be generated through this process. To that end, a number of initiatives have already been completed, including renegotiations with carriers and other vendors, closure of duplicate office space, headcount reductions, and initial phases of PoP consolidation and rationalization of overlapping networks.

Depreciation, Amortization and Accretion. Depreciation, amortization, and accretion expense was $19.1 million and $15.4 million for the three months ended June 30, 2004 and June 30, 2003, respectively. Subsequent to the CWA acquisition, accretion expenses relating to aging of the discounted present value of various liabilities including adjustments for long term fixed price contracts and capital leases are included in this line item. Consistent with historical presentation, the amortization of intangibles and depreciation of long-lived assets are reflected here. The acquisition significantly increased the depreciable asset and intangible base as much of the value was assigned to IRUs, communications equipment, and leasehold improvements. Management expects depreciation, amortization, and accretion to be approximately $19.0 million per quarter throughout the remainder of 2004, excluding the impact of additional capital expenditures.

Non-cash Equity-based Compensation. Non-cash equity-based compensation amounted to $3.9 million for the three months ended June 30, 2004 versus $2.7 million in 2003. The increase primarily represents non-cash compensation expense for 3.3 million performance warrants held by Constellation which were earned during the period. All contingent warrants have been fully expensed as of June 30, 2004.

Net Interest Expense and Other. Net interest expense and other for the three months ended June 30, 2004 was $13.3 million, an increase of $11.2 million from 2003. The increase is a result of the new Subordinated Notes issued during the first quarter and the capital lease interest on the Du Pont Fabros capital leases. Management expects interest expense will be approximately $14.5 million per quarter for the remainder of 2004, under our current financing arrangements.

Net Loss. The net loss for the three months ended June 30, 2004 was $60.0 million, a $29.9 million increase from the net loss for the three months ended June 30, 2003 of $30.1 million. Net loss was primarily impacted by a $17.2 million increase of integration expense, an $11.2 million increase in interest expense, a $3.7 million increase in depreciation, amortization, and accretion expenses, and a $1.3 million increase in non-cash equity-based compensation, offset by a $7.9 million restructuring charge in 2003.

SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

Executive Summary of Results of Operations

Our revenues increased 143% in 2004 as growth in our diversified revenue service lines and the addition of the CWA service lines far outpaced declines in services provided to Reuters and Telerate. Gross margin increased $35.4 million or 92% over 2003 to $73.8 million or 26% of revenue. Net loss was $94.2 million, a change from a net loss of $54.6 million in 2003 primarily driven by $22.1 million integration expenses, a $17.6 million increase in interest expense, and a $5.5 million increase in non-cash equity-based compensation, offset by a $7.9 million restructuring charge in 2003.

Revenues

	Six Months Ended June 30,
	(in thousands)
	2004	2003	Dollar Change	Percent Change
Diversified Revenue:
Managed IP VPN	$39,755	$25,155	$14,600	58%
Hosting	111,234	9,725	101,509	1044%
Other Network Services	46,581	8,980	37,601	419%
Digital Content Management	20,974	—	20,974	100%

Total Diversified Revenue	218,544	43,860	174,684	398%

Reuters and Telerate	62,582	71,691	(9,109)	(13)%

Total Revenue	$281,126	$115,551	$165,575	143%

Revenue. Revenue was $281.1 million for the six months ended June 30, 2004, an increase of $165.6 million or 143%, from $115.6 million for the six months ended June 30, 2003. Diversified Managed IP VPN revenues increased $14.6 million or 58% to $39.8 million compared to $25.2 million for 2003 due to growth in new business. Diversified Hosting revenue increased $101.5 million, or 1044%, to $111.2 million in 2004 from $9.7 million in 2003. The increase in Hosting revenue is mainly attributable to the CWA acquisition which added approximately $90.0 million year-to-date as of June 30, 2004. Digital Content Management revenues include CWA CDN revenues and revenues from WAM!NET customers. Digital Content Management revenues increased $21.0 million from the previous year, as neither revenue source existed in 2003. Other Network Services includes the legacy SAVVIS and CWA Internet Access revenues and CWA private line services. Other Network Services revenue increased $37.6 million or 419% to $46.6 million in 2004, compared to $9.0 million for 2003. The CWA acquisition contribution to this revenue category was approximately $37.0 million for the six months ended June 30, 2004.

Reuters and Telerate revenues were $62.6 million in the six months ended June 30, 2004, a decrease of $9.1 million or 13% from $71.7 million in the six months ended June 30, 2003. The decline represents the continued reduction in those company’s customer bases.

Data Communications and Operations (exclusive of non-cash compensation, depreciation, amortization, and accretion). Data communications and operations expenses were $207.3 million for the six months ended June 30, 2004, an increase of $130.2 million, from $77.1 million in 2003. The increase in these costs was primarily related to the CWA acquisition, contributing $113.7 million, as well as increases in personnel, network expenses, facility rent, and facility maintenance. Gross margin was $73.8 million for the six months ended June 30, 2004, an increase of $35.4 million, from $38.5 million in 2003. As a percentage of revenue, gross margin was 26% in 2004 as compared to 33% in 2003. The gross margin differences relate to the change in product mix as a result of the CWA acquisition and the existence of low margin product lines acquired. We expect gross margin as a percentage of revenue to improve during the remainder of 2004 from its current level as integration and rationalization activities progress.

Sales, General and Administrative (exclusive of non-cash compensation). Sales, general and administrative expenses were $82.9 million for the six months ended June 30, 2004, an increase of $38.3 million, or 86%, from $44.6 million for 2003. This increase is primarily attributed to the CWA acquisition, contributing approximately $33.0 million, as well as increases in personnel, commissions, provision for bad debt, property tax, and facility maintenance. Sales, general and administrative expenses as a percentage of revenue were 29%, for the six months ended June 30, 2004 and 39 % for 2003. We expect these costs as a percentage of revenue to decrease as we realize reductions in personnel expenses.

Integration Costs. Integration costs were $22.1 million during the six months ended June 30, 2004. Included in these costs were $7.5 million for specific contractual costs enumerated in the CWA asset purchase agreement; $3.3 million for consulting services related to integration, $4.5 million for payroll costs and stay bonuses, $1.5 million for PoP consolidation and network restructuring, and $4.6 million for rationalization and migration off of rejected vendor circuits. We expect these costs to be in a range of $25-$30 million in total, for the year. We are focused on completing the integration of SAVVIS and CWA assets and operations and believe annualized savings of approximately $100.0 million can be generated through this process. To that end, a number of initiatives have already been completed, including renegotiations with carriers and other vendors, closure of duplicate office space, headcount reductions, and initial phases of PoP consolidation and rationalization of overlapping networks.

Depreciation, Amortization and Accretion. Depreciation, amortization, and accretion expense was $31.0 million and $31.1 million for the six months ended June 30, 2004 and June 30, 2003, respectively. Subsequent to the CWA acquisition, accretion expenses relating to aging of the discounted present value of various liabilities including adjustments for long term fixed price contracts and operating leases are included in this line item. Consistent with historical presentation, the amortization of intangibles and depreciation of long-lived assets are reflected here. The acquisition significantly increased the depreciable asset and intangible base as much of the value was assigned to communication equipment, IRUs and leasehold improvements. Management expects depreciation, amortization, and accretion to be approximately $19.0 million per quarter throughout the remainder of 2004, excluding the impact of additional capital expenditures.

Non-cash Equity-based Compensation. Non-cash equity-based compensation amounted to $10.8 million for the six months ended June 30, 2004 versus $5.3 million in 2003. The increase primarily represents non-cash compensation expense for 6.6 million performance warrants held by Constellation which were earned during the six-month period. All contingent warrants have been fully expensed as of June 30, 2004.

Net Interest Expense and Other. Net interest expense and other for the six months ended June 30, 2004 was $21.3 million, an increase of $17.1 million from 2003. The increase is a result of the new Subordinated Notes issued during the first quarter of 2004 and the capital lease interest on the Du Pont Fabros capital leases. Management expects interest expense will be approximately $14.5 million per quarter for the remainder of 2004, under our current financing arrangements.

Net Loss. The net loss for the six months ended June 30, 2004 was $94.2 million, a $39.6 million increase from the net loss for the six months ended June 30, 2003 of $54.6 million. Net loss was primarily impacted by a $22.1 million increase of integration expense, a $17.1 million increase in net interest expense and other, a $5.5 million increase in non-cash equity-based compensation, offset by a $7.9 restructuring charge in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Executive Summary of Liquidity and Capital Resources

At June 30, 2004 our cash balances were $75.3 million. We used $23.3 million in operating cash flow during the six month period ended June 30, 2004, an increase in cash used of $20.5 million compared to 2003. The significant impact in the period on our cash balance was the acquisition of the CWA assets, the related financing, and subsequent integration costs. $200 million Subordinated Notes were issued in the first quarter of 2004. The transfer of the Company’s rights to acquire certain data center property of CWA provided cash of $52.0 million which was paid directly to CWA, resulting in lowering our purchase price of the CWA assets. The cash impact of the acquisition was cash payments of $117.1 million, plus working capital funding of $14.1 million. Cash payments for acquisition and integration related to costs necessary to realize synergies were $22.9 million during the six month period. Net increase in cash during the six month period ended June 30, 2004 was $47.1 million as compared to a net decrease in cash of $12.5 million for the six months ended June 30, 2003.

Discussion of Changes in Liquidity and Capital Resources

Cash used in operating activities increased to $23.3 million for the six months ended June 30, 2004 from cash used of $2.7 million in 2003. The $20.5 million increased cash usage is primarily due to payments of $22.9 million for acquisition and integration-related costs. The following is a comparison of some of the larger items for each period. Cash used by changes in working capital and other assets and liabilities was $7.3 million compared to cash provided of $3.8 million in 2003. Accounts Receivable used cash of $10.7 million as compared to providing cash of $7.1 million in 2003. Accrued other liabilities provided $6.6 million in cash as compared to a $0.9 million use in 2003. During the year, we expect cash balances to decline to fund losses and integration costs in advance of our realizing significant benefit from the planned synergies of the acquisition. Cash costs related to the acquisition and related integration paid in the six month period was approximately $22.9 million.

Net cash used by investing activities for the six months ended June 30, 2004 was approximately $130.0 million comprised of the net cash used for the CWA acquisition of $117.1 million and capital expenditures of $14.9 million offset by $2.1 million in proceeds from the sale of excess acquired assets. This is an increase of $121.2 million from the $8.8 million cash used during the six months ended June 30, 2003.

Net cash provided by financing activities was $200.3 million for the six months ended June 30, 2004 as compared to net cash used in financing activities of $0.7 million in the six months ended June 30, 2003. The cash provided in 2004 was due to our issuance of Subordinated Notes in the amount of $200.0 million. We issued Subordinated Notes together with warrants to purchase Series B Preferred, to the investors in exchange for $200.0 million in cash. The Subordinated Notes were used to fund the CWA acquisition and to fund our on-going operational, working capital and capital expenditure requirements related to the CWA acquired assets or caused by the CWA acquisition.

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

We paid $117.1 million in cash in addition to the assumption of certain working capital liabilities and leases for certain data centers and other facilities. In accordance with the CWA asset purchase agreement, the purchase price included the cost to fund CWA’s working capital losses from January 28, 2004 through March 5, 2004, which totaled $14.1 million. Additionally, the Company entered into an agreement to transfer its rights at closing to acquire four of the CWA data centers and one office facility to Du Pont Fabros Interests LLC (“Du Pont Fabros”) for $52.0 million paid directly to the CWA bankruptcy estate. The Company subsequently leased those facilities back from Du Pont Fabros for 15 years.

We paid approximately $22.9 million in the first six months of 2004 for costs related to the CWA acquisition. These cash costs include payments for direct transaction costs, vendor settlements, contract penalties, severance and professional fees. We expect total cash payments for acquisition and integration related costs to realize synergies to be in a range of $40.0 - $45.0 million for the year. This amount includes approximately $5.4 million in settlement of remaining exit liabilities related to employee terminations. Cash payments of $1.5 million were paid during the six months ended June 30, 2004 directly related to the employee terminations.

Subordinated Notes and Other Financing

In the first quarter of 2004, we issued $200.0 million of Subordinated Notes. The proceeds were used to fund the CWA acquisition and to fund the on-going operational, working capital and capital expenditure requirements of the Company related to the CWA acquired assets or caused by the CWA acquisition. The debt issuance costs associated with the Subordinated Notes were $2.0 million, of which $0.6 million was paid during the six month period ending June 30, 2004. The Subordinated Notes contain an early redemption feature, a make whole premium, a change of control clause and various other restrictive covenants. The maturity date for the notes is February 9, 2009 payable in a single installment with all applicable accrued interest. The financing parties for the transaction include existing stockholders Welsh Carson and Constellation, who were joined by Oak Hill Special Opportunities Fund and other parties.

We entered into a long-term lease with Du Pont Fabros during the six month period ending June 30, 2004. The agreement allows for no cash payments in the first nine months. The expected cash requirements related to these lease payments and associated interest costs during the remainder of 2004 are $0.8 million. Cash payments commence December, 2004.

General

In August 2000, we entered into a 20-year agreement with Kiel Center Partners, L.P. (“KCP”) pursuant to which we acquired the naming rights to a sports arena in St. Louis, Missouri. Total consideration for these rights amounted to approximately $71.8 million, including 750,000 shares of our common stock issued to KCP, which had a fair value of $5.8 million at issuance and $66.0 million of cash payments to be made from 2002 through 2020. The related expense will be recognized over the term of the agreement. As of June 30, 2004, we had approximately $2.1 million of remaining deferred charges resulting from the issuance of common stock and $64.6 million of remaining cash payments under this agreement. Cash payments are due each year in December. The amount payable in the current year is $1.3 million.

Obligations and Commitments

Our customer contracts generally span multiple periods, which result in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending level allocated ratably over the contract terms are approximately $14.2 million, $26.1 million, and $11.4 million in years 2004, 2005, and 2006, respectively. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of June 30, 2004, the maximum termination liability would amount to approximately $45.6 million.

We entered into a long-term communications services contract during the first quarter of 2004 which provides power and maintenance for our IRUs until 2021. As of June 30, 2004, this unconditional purchase obligation relative to this long-term contract is approximately $18.0 million in year 1, $17.0 million in years 2 and 3, $13.8 million in years 4-5, and $85.0 million thereafter. This contract was accepted from CWA. The total purchase commitment is $133.8 million.

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

We have employment agreements with key executive officers. These agreements contain provisions with regard to base salary, bonus, stock options, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control of SAVVIS.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Rats Risk

Our primary market risk exposure relates to changes in foreign currency exchange rates. Changes in foreign exchange rates did not materially impact our results of operations. We expect these percentages to decrease in the periods ahead as our United States business base grows. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Service revenue denominated in currencies other than the United States dollar	4%	5%	5%	3%
Direct and operating costs incurred in currencies other than the United States dollar(1)	10%	20%	12%	19%

(1)	Excludes depreciation, amortization, accretion, non-cash equity based compensation, restructuring charges, and integration costs

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITITY HOLDERS.

The 2004 Annual Meeting of Stockholders of SAVVIS Communications Corporation was held on June 22, 2004. The following matters were voted upon at the meeting: (1) elect ten directors to the Board of Directors; (2) authorize our board of directors, in their discretion, to amend our certificate of incorporation to effect a reverse stock split from among any of the following ratios: 1-for-5 and 1-for-10; (3) approve an amendment to our certificate of incorporation to increase the total number of authorized shares of common stock of the company from 900,000,000 shares to 1,500,000,000 shares; (4) approve an amendment to our 2003 Incentive Compensation Plan to increase the number of shares of common stock reserved for issuance under the Plan from 20,000,000 to 40,000,000 shares; and (5) ratify the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2004.

(i)	The entire nominated board of directors was elected and the votes cast for or withheld with respect to the election of each director were as follows:

Nominee for Director	Number of Votes in Favor of Nominees	Withhold Authority to Vote
Robert A. McCormick	440,276,646	709,105
John D. Clark	440,425,988	559,763
John M. Finlayson	440,363,008	622,743
Clifford H. Friedman	440,425,926	559,763
Clyde A. Heintzelman	440,364,403	621,348
Thomas E. Mcinerney	440,385,521	600,230
James E. Ousley	440,504,815	480,936
James P. Pellow	440,538,827	446,924
Jeffrey H. Von Deylen	440,427,358	558,393
Patrick J. Welsh	440,382,646	603,105

(ii)	The votes cast for, against or abstaining and the broker non-votes, with respect to the approval of the proposal to authorize the board of directors, in its discretion, to amend the certificate of incorporation to effect a 1-for-5 reverse stock split were as follows:

Number of Votes in Favor	Number of Votes Against	Number of Votes Abstained	Number of Broker Non-Votes
438,732,609	2,204,917	48,225	0

(iii)	The votes cast for, against or abstaining and the broker non-votes, with respect to the approval of the proposal to authorize the board of directors, in its discretion, to amend the certificate of incorporation to effect a 1-for-10 reverse stock split were as follows:

Number of Votes in Favor	Number of Votes Against	Number of Votes Abstained	Number of Broker Non-Votes
438,158,726	2,755,805	71,220	0

(iv)	At such meeting, the proposal to approve an amendment to the Company’s certificate of incorporation received the number of votes set forth below:

Number of Votes in Favor	Number of Votes Against	Number of Votes Abstained	Number of Broker Non-Votes
438,816,266	2,078,926	90,559	0

(v)	At such meeting, the proposal to approve an amendment to the Company’s 2003 Incentive Compensation Plan received the number of votes set forth below:

Number of Votes in Favor	Number of Votes Against	Number of Votes Abstained	Number of Broker Non-Votes
406,953,898	2,047,745	182,779	31,801,329

(vi)	The votes cast for, against or abstaining, with respect to the approval of the proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2004 were as follows:

Number of Votes in Favor	Number of Votes Against	Number of Votes Abstained
440,674,446	224,534	86,771

In May 2004, the holders of the Company’s Series B Preferred approved by written consent an amendment to the Certificate of Designations for the Series B Preferred providing that the Series B Preferred would be entitled to receive dividends at the same rate and at the same time as any dividends paid on the common stock.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS’ Registration Statement on Form S-1, as amended (File No. 333-90881)).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS’ Registration Statement on Form S-1, as amended (File No. 333-90881)).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

3.5	Amended and Restated Bylaws of the Registrant. (incorporated by reference to the same numbered exhibit to SAVVIS’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).

4.1	Form of Common Stock Certificate (incorporated by reference to the same numbered exhibit to SAVVIS’ Registration Statement on Form S-1, as amended (File No. 333-90881)).

4.2	Certificate of Designations relating to the Registrant’s Series A Convertible Preferred Stock (incorporated by reference to the same numbered exhibit to SAVVIS’ Current Report on Form 8-K, dated March 27, 2002).

4.3	Amended and Restated Certificate of Designations relating to Registrants Series B Convertible Preferred Stock.

4.4	Warrant Agreement, dated as of March 15, 2002, between the Registrant and Nortel Networks Inc. (incorporated by reference to Exhibit 4.4 to SAVVIS’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

4.5	Warrant, dated March 18, 2002, to purchase the Registrant’s common stock issued to Nortel Networks Inc. (incorporated by reference to Exhibit 4.6 to SAVVIS’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

4.6+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital II, L.P. (incorporated by reference to Exhibit 4.7 to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).

4.7+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital Offshore II, L.P. (incorporated by reference Exhibit 4.8 to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).

4.8+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to The BSC Employee Fund IV, L.P. (incorporated by reference to Exhibit 4.9 to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).

4.9+	Warrant, dated, June 28, 2002, to purchase the Registrant’s common stock issued to CVC II Partners, L.L.C. (incorporated by reference to Exhibit 4.10 to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).
4.10	Form of Series A Subordinated Note (incorporated by reference to the same numbered exhibit to SAVVIS’ Current Report on Form 8-K, dated February 25, 2004).

10.1	Amendment to 2003 Incentive Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

++ A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

(b) Reports on Form 8-K. On May 12, 2004, we filed a Current Report on Form 8-K with respect to Item 12, Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVVIS Communications Corporation

Date: August 12, 2004	By: /s/ Robert A. McCormick
Robert A. McCormick
Chief Executive Officer

Date: August 12, 2004	By: /s/ Jeffrey H. Von Deylen
Jeffrey H. Von Deylen
Chief Financial Officer