Form 10-Q
period 2004-09-30
SAVVIS COMMUNICATIONS CORP
filed 2004-11-15
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004,

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

COMMON STOCK, $0.01 PAR VALUE – 114,493,156 SHARES AS OF NOVEMBER 9, 2004

(INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES

OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

The Index of Exhibits appears on page 36.

SAVVIS COMMUNICATIONS CORPORATION

TA BLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Page 3	Item 1.	Financial Statements:

Page 3		Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003

Page 4		Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and September 30, 2003

Page 5		Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and September 30, 2003

Pages 6-7		Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the period December 31, 2003 to September 30, 2004

Page 8		Notes to Unaudited Condensed Consolidated Financial Statements

Page 22	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Page 35	Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Page 35	Item 4.	Controls and Procedures.

PART II—OTHER INFORMATION

Page 36	Item 1.	Legal Proceedings.

Page 36	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Page 36	Item 3.	Defaults Upon Senior Securities.

Page 36	Item 4.	Submission of Matters to a Vote of Security Holders.

Page 36	Item 5.	Other Information.

Page 37	Item 6.	Exhibits.

SIGNATURES

PART I—FINANCIAL INFORMATION

ITEM 1.	FIN ANCIAL STATEMENTS.

CONDENSED C ONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,398	$28,173
Trade accounts receivable, less allowance for doubtful accounts of $4,478 and $1,162 in 2004 and 2003, respectively	46,641	11,305
Prepaid expenses	11,893	2,467
Other current assets	6,159	2,682

TOTAL CURRENT ASSETS	118,091	44,627
Property and equipment, net	278,539	59,357
Restricted cash	—	7,843
Intangibles, net	16,887	4,898
Other non-current assets	9,501	7,898

TOTAL ASSETS	$423,018	$124,623

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
CURRENT LIABILITIES:
Payables and other trade accruals	$51,994	$26,771
Capital lease obligations, current	737	315
Other accrued liabilities	71,250	22,629

TOTAL CURRENT LIABILITIES	123,981	49,715
Capital lease obligations, net of current portion	111,640	56,587
Long-term debt	157,816	—
Other accrued liabilities	73,228	19,248

TOTAL LIABILITIES	466,665	125,550

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY / (DEFICIT):
Convertible Series A Preferred stock at accreted value; 210,000 shares authorized; 203,070 shares issued in 2004 and 2003; 202,490 and 203,070 shares outstanding in 2004 and 2003, respectively	264,450	243,334
Convertible Series B Preferred stock; $0.01 par value, 11,000,000 shares authorized; 6,552,886 shares issued and outstanding in 2004	66	—
Common stock; $.01 par value, 1,500,000,000 shares authorized; 114,345,678 and 96,478,900 shares issued in 2004 and 2003, respectively; 114,314,377 and 96,447,599 shares outstanding in 2004 and 2003, respectively	1,143	965
Additional paid-in capital	392,853	330,890
Accumulated deficit	(699,590)	(572,465)
Deferred compensation	(672)	(1,438)
Treasury stock, at cost, 31,301 shares in 2004 and 2003, respectively	(16)	(16)
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment	(1,881)	(2,197)

TOTAL STOCKHOLDERS’ EQUITY / (DEFICIT)	(43,647)	(927)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)	$423,018	$124,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2004	2003	2004	2003
TOTAL REVENUES(1)	$169,389	$67,922	$450,515	$183,473

Data communications and operations expenses(2)	119,816	42,395	327,102	119,457

GROSS MARGIN	49,573	25,527	123,413	64,016

Sales, general, and administrative expenses(3)	44,521	23,185	127,438	67,750
Integration costs	3,715	—	25,786	—
Depreciation, amortization and accretion	20,525	13,281	51,570	44,428
Restructuring charges	—	—	—	7,903
Loss on sale of data center	—	8,106	—	8,106
Non-cash equity-based compensation(4)	156	2,660	10,937	7,984

TOTAL OTHER OPERATING EXPENSES	68,917	47,232	215,731	136,171

LOSS FROM OPERATIONS	(19,344)	(21,705)	(92,318)	(72,155)
NON-OPERATING EXPENSES:
Net interest expense and other	(13,545)	(2,004)	(34,807)	(6,127)

TOTAL NON-OPERATING EXPENSES	(13,545)	(2,004)	(34,807)	(6,127)

NET LOSS	(32,889)	(23,709)	(127,125)	(78,282)
Accreted and deemed dividend on Series A Preferred Stock	(9,439)	(8,445)	(27,540)	(24,635)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(42,328)	$(32,154)	$(154,665)	$(102,917)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.38)	$(0.34)	$(1.43)	$(1.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING(5)	111,971,576	94,619,986	107,912,319	94,083,903

(1)	Includes $19.9 million and $59.6 million from affiliates as defined in Note 13 for the three and nine months ended September 30, 2004, respectively, and $21.3 million and $63.1 million from affiliates for the three and nine months ended September 30, 2003, respectively.

(2)	Excludes $0.1 million of non-cash equity-based compensation for the nine months ended September 30, 2004, and $0.5 million and $1.5 million of non-cash equity-based compensation for the three and nine months ended September 30, 2003, respectively, as well as exclusive of depreciation, amortization, and accretion included separately below.

(3)	Excludes $0.1 million and $10.8 million of non-cash equity-based compensation for the three and nine months ended September 30, 2004, respectively, and $2.2 million and $6.5 million of non-cash equity-based compensation for the three and nine months ended September 30, 2003, respectively, as well as exclusive of depreciation, amortization, and accretion included separately below.

(4)	Includes $10.3 million of non-cash equity-based compensation relating to the vesting of certain Constellation Ventures performance warrants for the nine months ended September 30, 2004, respectively, as discussed in Note 4.

(5)	As the effects of including the incremental shares associated with options, warrants, convertible Series A Preferred stock, and convertible Series B Preferred stock are anti-dilutive, they are not included in the diluted weighted average common shares outstanding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2004	2003
OPERATING ACTIVITIES:
Net loss	$(127,125)	$(78,282)
Reconciliation of net loss to net cash used in operating activities:
Accrued interest	35,488	5,388
Depreciation, amortization, and accretion	51,570	44,428
Restructuring charges	—	7,903
Loss on sale of data center	—	8,106
Non-cash equity-based compensation	10,937	7,984
Net changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(9,632)	4,149
Prepaid expenses and other current assets	5,114	(920)
Other non-current assets	2,367	2,182
Accounts payable	(1,394)	(5,709)
Other accrued liabilities	(2,344)	490

Net cash used in operating activities	(35,019)	(4,281)

INVESTING ACTIVITIES:
Capital expenditures	(24,084)	(14,710)
Acquisition, net of cash received	(117,136)	—
Proceeds from sale of acquired assets	2,620	—
Purchase of WAM!NET assets	(676)	(3,118)
Proceeds from sale of data center	—	35,000

Net cash provided by / (used in) investing activities	(139,276)	17,172

FINANCING ACTIVITIES:
Payments under capital lease obligations	(9,784)	(15,307)
Issuance of subordinated debt and associated warrants	200,000	—
Deferred subordinated debt issuance costs	(625)	—
Net changes in restricted cash	7,973	(1,459)
Other	1,887	869

Net cash provided by / (used in) financing activities	199,451	(15,897)

Effect of exchange rate changes on cash and cash equivalents	69	(895)

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	25,225	(3,901)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,173	32,159

CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,398	$28,258

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$245	$269
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual of WAM!NET earn-out (Note 14)	$3,837	$4,600
Issuance of common stock for WAM!NET earn-out (Notes 4 and 14)	(5,394)	—
Assets and obligations acquired under capital leases (Note 2)	52,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(unaudited)

(dollars in thousands)	CONVERTIBLE SERIES A PREFERRED STOCK	CONVERTIBLE SERIES B PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	DEFERRED COMPENSATION	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)	TOTAL
Balance at December 31, 2003	$243,334	$—	$965	$330,890	$(572,465)	$(1,438)	$(16)	$(2,197)	$(927)
Net loss					(127,125)				(127,125)
Foreign currency translation adjustments								316	316

Comprehensive loss									(126,809)
Deemed dividends on Series A Preferred Stock	27,540			(27,540)					—
Beneficial conversion feature of deemed dividends on Series A Preferred Stock	(5,729)			5,729					—
Conversion of Series A Preferred Stock	(695)		9	686					—
Issuance of Series B Preferred Stock		66		65,806					65,872
Vesting of performance warrants				10,338					10,338
Common Stock warrant Exercises			95	(95)					—
Issuance of Common Stock upon exercise of stock Options			30	1,857					1,887
Recognition of deferred compensation costs				(168)		766			598
WAM!NET earn-out payment			44	5,350					5,394

Balance at September 30, 2004	$264,450	$66	$1,143	$392,853	$(699,590)	$(672)	$(16)	$(1,881)	$(43,647)

See the following page for share information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT) (continued)

(unaudited)

	NUMBER OF SHARES
	CONVERTIBLE SERIES A PREFERRED STOCK	CONVERTIBLE SERIES B PREFERRED STOCK	COMMON STOCK	TREASURY STOCK
Balance at December 31, 2003	203,070	—	96,478,900	31,301
Conversion of Series A Preferred Stock	(580)		927,594
Issuance of Series B Preferred Stock		6,552,886
Common Stock warrant Exercises			9,547,143
Issuance of Common Stock upon exercise of stock Options			2,970,553
WAM!NET earn-out payment			4,421,488

Balance at September 30, 2004	202,490	6,552,886	114,345,678	31,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular dollars in thousands, except per share amounts)

(unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission on a basis substantially consistent with the audited consolidated financial statements of SAVVIS Communications Corporation and its subsidiaries (collectively, “SAVVIS” or the “Company”) as of and for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K (the “Annual Report”) as filed with the Securities and Exchange Commission. All intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company included in the Annual Report. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments), which management considers necessary to present fairly the condensed consolidated financial position of the Company at September 30, 2004, the results of its operations for the three and nine month periods ended September 30, 2004 and 2003 and cash flows for the nine month periods ended September 30, 2004 and 2003. The results of operations for the three and nine month periods ended September 30, 2004 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2004.

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

Property and Equipment

Communications and data center equipment, office equipment and other equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of three to fifteen years. Facilities and leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease, which is two to fifteen years.

Other Non-Current Assets

Other non-current assets consist primarily of deferred financing costs, the unamortized cost of naming rights to a sports arena in St. Louis, Missouri, facility rent and other deposits. The components of this financial statement line item are listed in Note 7.

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

Based on our evaluation of the useful life of the existing customer contracts, probability of renewals and projected cash flows from these customers, the assets are being amortized over a seven year life. SFAS 142 requires management to evaluate the remaining useful life of the customer contracts each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the customer contracts’ remaining useful life changes, the remaining carrying amount is amortized prospectively over that revised remaining useful life.

The intangible assets acquired in the CWA transaction were valued by the Company in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”). Identifiable intangible assets acquired included: trademarks, patents, customer relationships, software and peering agreements. Useful lives of these specifically identified intangible assets are: indefinite for trademarks; 11-15 years for patents; four years for customer relationships; five years for software and seven years for peering agreements. Details of the components of intangible assets as of the balance sheet date are in Note 6. The assessment of useful lives and values assigned through the purchase price allocation is based on the preliminary purchase price and subject to final adjustments.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade accounts receivable, restricted cash, accounts payable and accrued liabilities, long-term debt, and capital lease obligations approximate their fair values.

Asset Retirement Obligations

The Company records any identified asset retirement obligations and the associated asset retirement cost in accordance with Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”). The value of the obligation is assessed as the present value of the expected future payments to retire the assets. The Company’s asset retirement obligations relate primarily to costs to remove leasehold improvements and return leased space to its original condition. The Company only recognized estimated cash flows related to legal obligations as defined in SFAS 143. The associated cost of the asset retirement obligation are capitalized and depreciated over their appropriate useful lives as further discussed in Note 11.

Revenue Recognition

Revenue consists primarily of Managed IP VPN, Hosting, Digital Content Management, and Other Network Services revenue, which are recognized when earned over the term of the contract or as services are delivered. Installation fee revenue and the associated installation costs are deferred in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Such deferred revenue and costs are recognized into revenue and data communications and operations costs in the Condensed Consolidated Statements of Operations on a straight-line basis over periods of up to 21 months, the estimated average life of a customer contract. For all periods, any services billed and payments received in advance of providing services are deferred until the period such services are earned. Revenue for estimated credits to be issued are recorded as a reduction of revenue based on historical credits issued and known disputes.

Trade Receivables

The Company classifies amounts owed to the Company and due within twelve months, arising from the sale of goods or services in the normal course of business, as trade receivables.

Allowance for Doubtful Accounts

The Company continuously monitors collections from its customers and maintains a provision for estimated credit losses based upon historical experience and specific customer information, generally not requiring customer deposits or collateral.

Data Communication and Operations Expenses

In the ordinary course of business, invoices from communications service providers may exceed amounts the Company believes it owes. The Company’s practice is to identify these variances and engage in discussions with the vendors to resolve the disputes. Accruals are maintained for the best estimate of the difference between what was previously paid to the vendor and the amount that will ultimately be paid to them. Variations in the Company’s estimate and ultimate settlement of vendor billings may have a material impact on the Company’s results of operations. Other operations expenses include rental costs, utilities, other operating costs for hosting space, as well as salaries and related benefits for engineering, service delivery/provisioning, customer service and operations personnel. Indefeasible Rights of Use (“IRUs”) maintenance and operations costs are also reflected in this category.

Depreciation, Amortization, and Accretion

Depreciation and amortization expense consists primarily of the depreciation and amortization of communications equipment, capital leases, and intangibles. Generally, depreciation and amortization is calculated using the straight-line method over the useful life of the associated asset, which ranges from five to fifteen years. Subsequent to the CWA acquisition, accretion expenses related to aging of the discounted present value of various liabilities, including adjustments for contracts and capital leases, are included in this line item. Consistent with historical presentation, the amortization of intangibles and depreciation of long-lived assets are reported in this line item.

Integration Costs

Integration costs represent the incremental costs of combining the CWA and SAVVIS organizations, including rationalization of facilities, retention bonuses, integration consulting by third parties, and specific costs of the CWA asset purchase agreement including cure costs and contract rejection penalties. These costs provide current or future benefit to the combined company. These costs are direct incremental costs incurred to obtain the synergies of the combined companies and are not expected to continue once the Company has completed its integration plan.

Employee Stock Options

As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is recognized based on the intrinsic value of the equity instrument awarded as determined at the measurement date. Compensation expense was recognized related to option grants accounted for in accordance with APB 25 in the amounts of $0.2 million and $0.6 million during the three and nine months ended September 30, 2004, respectively, and $2.7 million and $8.0 million during the three and nine months ended September 30, 2003, respectively.

Under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), the Company is required to provide expanded disclosures concerning stock-based compensation. New accounting standards may be promulgated that would require the Company to account for employee stock options in accordance with SFAS 123 which could have a material impact on the results of operations. Pro forma information regarding net income has been determined as if the Company had accounted for its stock options granted to employees and non-employee members of its Board of Directors under the fair value method of the statement. The fair value of options was estimated at the date of grant. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

Had compensation cost for the Company’s stock options been determined consistent with the provisions of SFAS 123 based on the fair value at the grant date, the Company’s pro forma net loss would have been as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net loss attributable to common stockholders
As reported	$(42,328)	$(32,154)	$(154,665)	$(102,917)
Adjustment to net loss for:
Stock based compensation expense as reported (1)	156	2,660	599	7,984
Pro forma stock based compensation	(1,591)	(3,180)	(3,882)	(10,812)

Pro forma net loss	$(43,763)	$(32,674)	$(157,948)	$(105,745)
Basic and diluted net loss per common share
As reported	$(0.38)	$(0.34)	$(1.43)	$(1.09)
Pro forma	$(0.39)	$(0.35)	$(1.46)	$(1.12)

(1)	Excludes $10.3 million of non-cash equity-based compensation relating to the issuance of performance warrants for the nine months ended September 30, 2004

Income Taxes

Income taxes are accounted for under the asset and liability method, which provides for the establishment of deferred tax assets and liabilities for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes, applying the enacted statutory tax rates in effect for the years in which differences are expected to reverse. Valuation allowances are established when it is more likely than not the deferred tax assets will not be realized. The Company has provided a full valuation allowance on tax loss carry-forwards and other potential tax benefits according to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” because the future realization of the tax benefit is uncertain. As a result, to the extent that those benefits are realized in future periods, they will favorably affect net income. At September 30, 2004, the Company has approximately $513.8 million in United States net operating loss carry-forwards expiring between 2011 and 2023, of which approximately $248.0 million is subject to the Section 382 limitation of the Internal Revenue Code.

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

Loss Per Share

All loss per share amounts for all periods have been presented to conform to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” All stock options, warrants, convertible Series A Preferred, and convertible Series B Preferred shares outstanding have been excluded from the computations of diluted loss per share, as their effect would be anti-dilutive. Accordingly, there is no reconciliation between basic and diluted loss per share for the periods presented.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates used in the Company’s financial statements include accruals for commercial disputes and billing errors by vendors, allowance for doubtful accounts and revenue credits, valuation of long-lived assets, and the valuation of intangible assets.

New Accounting Standards

In March 2004, the FASB issued an Exposure Draft, Share-Based Payment, as a proposed amendment to SFAS 123. The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the income statement based on the fair value of such payments. The intrinsic value method of measuring employee stock options under APB 25 would no longer be permitted.

On October 13, 2004, the FASB concluded that Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies (except small business issuer as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS 123 (not Statement 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required. The Company intends to comply with the standard on its effective date of July 1, 2005; however, the Company has not yet quantified the impact of the accounting standard.

In September 2004, the SEC staff provided, through an announcement at an Emerging Issues Task Force meeting, guidance on the use of the residual method to value acquired assets other than goodwill. The announcement indicated that the SEC staff believes that the residual method does not comply with the requirements of SFAS 141, and accordingly should no longer be used. Instead, a direct value method should be used to determine the fair value of all intangible assets required to be recognized under SFAS 141. Impairment testing of intangible assets, similarly, should not rely on a residual method, and should instead comply with the provisions of SFAS 142. The SEC staff announcement provides that registrants should no longer apply the residual method to assets acquired in business combinations completed after September 29, 2004. The Company has not valued assets acquired in business combinations using a residual method. This guidance has no material impact to the financial statements of the Company.

NOTE 2—CWA ACQUISITION

In January 2004, the Company signed a definitive agreement to purchase substantially all of the assets of CWA. CWA, wholly-owned by Cable and Wireless PLC, provided a range of network and hosting services, including internet access to a Tier 1 IP network, colocation, hosting and other value-added services such as managed security and content distribution. The transaction, following approval by the U.S. Bankruptcy Court and other federal regulatory agencies, closed on March 5, 2004. The results of CWA are included in the condensed consolidated financial statements since the closing date of the acquisition.

The total purchase price consisted of $155.0 million in cash, the assumption of certain liabilities and leases for certain data centers and other facilities, and the funding of CWA’s working capital losses from January 28, 2004, through March 5, 2004, which totaled $14.1 million. Additionally, the Company entered into an agreement to transfer its rights at closing to acquire four of the CWA data centers and one office facility to Du Pont Fabros Interests LLC (“Du Pont Fabros”) for $52.0 million paid directly to the CWA bankruptcy estate. The Company subsequently leased those facilities back from Du Pont Fabros for 15 years. As a result, the total cash cost of the CWA assets prior to the assumption of liabilities, was $117.1 million.

The acquisition has been accounted for as a purchase under SFAS 141. The preliminary allocation of the purchase price, pending final determination of certain acquired balances, accepted contracts and final resolution in the U.S. Bankruptcy Court, is as follows.

	Preliminary Allocation as of March 5, 2004	Adjustments	Adjusted Allocation as of September 30, 2004
Trade accounts receivable	$25,264	$453	$25,717
Other current assets	18,375	(1,538)	16,837
Property and equipment	176,134	8,181	184,315
Intangible assets	10,684	1,640	12,324
Other non-current assets	11,449	(7,920)	3,529
Trade accounts payable and accrued compensation	(24,019)	1,501	(22,518)
Deferred revenue	—	(4,820)	(4,820)
Capital leases	(1,697)	—	(1,697)
Other current liabilities	(35,776)	(4,519)	(40,295)
Other long-term liabilities	(63,278)	7,022	(56,256)

Acquisition Cost	$117,136	$—	$117,136

Note: During the quarter the preliminary allocation of the purchase price was affected by the resolution of certain acquired balances. The adjustments reflected are cumulative for all quarters.

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

The amount reflected in the preliminary purchase price allocation represents the Company’s current estimate of the liabilities relating to contractual agreements. Additionally, the liabilities assumed by the Company included adjustments to properly reflect the fair market value of long-term facility leases ($13.0 million); the idle capacity related to a long-term IRU operations, maintenance and power contract ($16.3 million); the cost of leased facilities that will remain idle ($22.9 million); and the obligation to rehabilitate the long term lease spaces at varying lease termination dates ($17.9 million). These liabilities are not a result of an exit plan; rather, they relate solely to properly reflecting the fair value of assets and liabilities assumed.

The fair market value of the long-term facility leases was calculated considering the difference between fair market rents and contractually required rents in addition to any inherited “dark space” that the Company does not expect to use. Contracts have been reflected at their fair market value of the service to be provided at the time of the acquisition, in addition to any inherited purchase commitments the combined entity does not plan to use. The asset retirement obligation liability was calculated and recorded at the present value of expected future payments required to restore the leased space to its original condition.

The Company had $6.9 million of involuntary employee termination costs accrued in the opening balance sheet as a liability. The Company paid $3.9 million in severance payments during the nine months ended September 30, 2004. The Company expects to pay $1.3 million in the fourth quarter of 2004. These costs meet the definition of costs to exit an activity of an acquired company as defined in Emerging Issues Task Force 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Management began to formulate a plan to terminate all redundant positions as of the acquisition date. In total, approximately 350 employees have been or will be terminated in various departments. The details of the severance package have been finalized and include the costs of severance, insurance, and outplacement services. Substantially all employee terminations are expected to be completed by December 31, 2004.

The following unaudited pro forma financial information presents the combined results of operations of the Company and CWA, as if the acquisition had occurred as of the beginning of each fiscal period presented, giving effect to certain adjustments, including depreciation, accretion, interest, the issuance of Series B Convertible Preferred Stock and the issuance of additional debt. The pro forma information for the three months ended September 30, 2004, is the same as the actual results for the same period, as the companies were combined during the entire period. The pro forma financial information does not necessarily represent the results of operations that would have occurred had the Company and CWA been a single entity during such period. The Company does not believe that the pro forma information is representative of the results of the combined business if it had been under the Company’s management during that time. The results for three and nine months ended September 30, 2003 include approximately $9.6 million and $124.7 million, respectively, for restructuring charges.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Pro Forma	2004	2003	2004	2003
Revenue	$169,389	$193,026	$513,022	$573,035
Net loss	(32,889)	(63,920)	(152,715)	(485,004)
Basic and diluted net loss per common share	$(0.38)	$(0.76)	$(1.67)	$(5.42)

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

The $200.0 million in proceeds were allocated between long-term debt and Series B Preferred (Original Issue Discount) based on their relative fair values. The fair value of the Subordinated Notes at date of issuance is reflected as long-term debt and is increased for accrued interest on the $200.0 million proceeds as well as accreted interest on the Original Issue Discount. The fair value of the Series B Preferred was determined with the assistance of an independent third party appraiser. The allocated fair value of the Series B Preferred is reflected in the accompanying financial statements as components of Stockholder’s Equity / (Deficit) in the amount of $65.9 million in additional paid-in capital and $0.1 million, the par value, in Series B Preferred.

The following table summarizes the long-term debt activity for the nine month period ended September 30, 2004.

Proceeds from issuance of Subordinated Notes	$200,000
Adjustment for the valuation of the Series B Preferred	(65,872)

Adjusted value of Subordinated Notes	134,128
Accrued interest on $200,000 of Subordinated Notes	16,387
Accreted interest on Original Issue Discount	7,301

Balance of Subordinated Notes as of September 30, 2004	$157,816

NOTE 4—COMMON AND PREFERRED STOCK TRANSACTIONS

Common Stock

An initial public offering of the Company’s common stock was completed in February 2000. A total of 17.0 million shares were sold in the offering at $24 per share. The Company received net proceeds from this offering of approximately $333 million.

In April 2004, the stockholders of SAVVIS approved an increase in the authorized common stock to 1,500,000,000 shares.

WAM!NET Transaction

On August 1, 2003, the Company entered into an asset purchase agreement with WAM!NET, a leading global provider of content management and delivery services, to acquire certain assets related to their commercial business operations, including their commercial customer contracts and related customer premise and other equipment. Under the terms of the agreement, the Company made an initial payment of $3.0 million for the acquired assets. The final purchase price was determined during the third quarter of 2004 to be $11.4 million based on the revenue derived from the acquired customers. The Company issued 4.4 million shares of common stock in payment of approximately 50% of the total purchase price. The Company will pay the balance in nine equal monthly installments of approximately $0.3 million each through April 2005.

The purchase price of the assets was adjusted during 2004 to reflect an achievement of certain revenues derived from the acquired customers. The adjustment of $3.8 million represented an increase in the expected earn-out payments to WAM!NET from $4.6 million to $8.4 million based on customer performance.

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

Additionally in 2002, the Company issued ten million five-year performance warrants to entities affiliated with Constellation Ventures (“Constellation”) to acquire shares of common stock at $0.75 per share. The warrants vested in a total of three tranches as Constellation earned the right to exercise the warrants when it met certain performance criteria related to aiding the Company in obtaining new business. During the fourth quarter of 2003, the first quarter of 2004, and the second quarter of 2004, respectively, Constellation met the performance criteria, causing each of the three tranches for a total of 10.0 million warrants to vest, which resulted in non-cash equity-based compensation expense of $3.4 million, $6.6 million and $3.8 million, with respect to each of the three tranches. The non-cash equity-based compensation expense was calculated using the Black-Scholes model and current market and company assumptions. In the first quarter of 2004, Constellation exercised their first tranche of vested warrants pursuant to a “cashless exercise” and received approximately 2.6 million shares of the Company’s common stock.

Series A Convertible Preferred Stock

In 2002, the Company’s Board of Directors authorized 210,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”) and the Company issued 203,070 shares of Series A Preferred to entities and individuals affiliated with Welsh, Carson, Anderson & Stowe (“Welsh Carson”), Constellation, Reuters, and other parties.

The Company incurred $3.0 million in offering costs related to the issuance of the Series A Preferred, which was recorded as a reduction of the Series A Preferred Stock balance in Stockholders’ Equity (Deficit) in the Condensed Consolidated Balance Sheets.

The Series A Preferred accrues dividends at the rate of 11.5% per annum on the outstanding accreted value thereof (initially $1,000 per share). Dividends may not be paid in cash until after the eighth anniversary of the original issuance date. Accrued but unpaid dividends are added to the outstanding accreted value quarterly. As of September 30, 2004, accrued and unpaid Series A Preferred dividends totaled $64.4 million. The Series A Preferred is convertible into such number of shares of our common stock equal to the outstanding accreted value divided by the conversion price of $0.75. The Series A Preferred is entitled to vote on all matters (other than any voluntary repurchase of the Series A Preferred) submitted to the common stockholders on an as-if-converted basis and represented approximately 76% of the voting stock of the Company as of September 30, 2004. The conversion price of $0.75 was set a few days before the commitment date for the Series A Preferred was issued in March 2002. On the commitment date, the closing price of the Company’s common stock was $1.00. Accordingly, the Company recorded a non-cash beneficial conversion feature of $52.7 million, representing the $0.25 per share intrinsic value of that feature, as a return to the Series A Preferred stockholders in March 2002. The Company also recorded a non-cash beneficial conversion feature of $5.7 million related to accrued dividends for the nine months ended September 30, 2004.

Below is a summary of Series A Preferred transactions as of September 30, 2004.

Issuance Date	Series A Preferred Shares Issued	Value
March 2002	158,070	$158,070
June 2002	22,400	22,400
September 2002	22,600	22,600

	203,070	203,070
Accrued dividends net of beneficial conversion feature		65,091

		268,161
Offering costs of Series A Preferred		(3,016)
Conversion of Series A Preferred into common stock		(695)

Balance of Series A Preferred as of September 30, 2004		$264,450

Number of common shares Series A Preferred is convertible into based on the conversion price of $0.75 at September 30, 2004		356,621,121

Series B Convertible Preferred Stock

During the first quarter of 2004, the Company’s Board of Director’s authorized 11.0 million shares of Series B Convertible Preferred Stock (“Series B Preferred”) at a $.01 par value. In connection with the issuance of the Company’s Series A Subordinated Notes, the Company also issued warrants to purchase shares of the Series B Preferred to a group of investors that included existing stockholders related to Welsh Carson and Constellation. The warrants were exercised simultaneously upon issuance on a “cashless” basis into 6.6 million shares of Series B Preferred and, as a result, the outstanding Series B Preferred is convertible, upon stockholder approval, into approximately 65.5 million shares of common stock. The common stock issuable upon conversion of the Series B Preferred will not be registered under the Securities Act and, therefore, may not be transferred or sold except pursuant to an effective registration statement or pursuant to an exemption from the registration requirement of the Securities Act. The Company granted Welsh Carson demand and piggy-back registration rights, and the Company granted the other holders piggy-back registration rights only.

Each share of Series B Preferred is automatically convertible into ten shares of common stock upon the effectiveness of stockholder approval. Holders of the Series B Preferred do not have voting rights but are entitled to dividends to the extent dividends are paid on the common stock. Upon a liquidation, dissolution or winding up of the Company, the Series B Preferred will rank senior to the Company’s common stock and junior to the Series A Preferred. Stockholder approval has been received via written consents from shareholders holding a majority of the Company’s outstanding voting shares. The Company expects the stockholders approval to become effective and the Series B Preferred shares to convert into common shares, during the fourth quarter of 2004.

The following table summarizes the number of diluted common shares on an as converted basis as of September 30, 2004.

Number of Diluted Common Shares
Common shares outstanding	114,314,377
Series B Preferred Stock on an as converted basis	65,528,860

Total common shares outstanding on an as converted basis	179,843,237
Series A Preferred Stock as converted	356,621,121
Warrants and options outstanding (treasury stock method)	34,019,115

Diluted common shares	570,483,473

NOTE 5—PROPERTY AND EQUIPMENT

Communications and data center equipment, office equipment, and other equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of three to fifteen years. Facilities and leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease, which is two to fifteen years. The following table represents the Company’s property and equipment by category.

	Useful Lives (in years)	September 30, 2004	December 31, 2003
Communications and data center equipment	5 - 15	$371,092	$278,436
Facilities and leaseholds	2 - 15	146,642	2,940
Office equipment and other	3 - 7	36,667	14,582

Total		554,401	295,958
Less: accumulated depreciation and amortization		(275,862)	(236,601)

Total		$278,539	$59,357

Property and equipment were decreased during the third quarter of 2004 by $4.7 million to reflect changes to the preliminary purchase price allocation related to the CWA acquisition.

Depreciation expense for the three and nine months ended September 30, 2004, was $14.0 million and $36.3 million, respectively. Depreciation expense for the same periods in the prior year was $9.3 million and $29.4 million, respectively. Amortization expense for equipment and facilities under capital leases for the three and nine months ended September 30, 2004, was $2.1 million and $6.1 million, respectively. Amortization expense for equipment and facilities under capital leases for the three and nine months ended September 30, 2003, was $3.9 million and $14.8 million, respectively.

The Company prospectively changed its estimate of legacy SAVVIS’ useful life for communications equipment from three to five years as of April 1, 2004. The review of appropriate useful life was performed in conjunction with the acquisition of CWA. CWA communications equipment assets were initially assigned a five-year useful life. The impact of this change was not material to the Condensed Consolidated Statements of Operations included herein.

NOTE 6—INTANGIBLES

The table below shows the detail of the intangible asset balances as of September 30, 2004, and December 31, 2003.

	Useful Lives (in years)	September 30, 2004	December 31, 2003
Customer relationships	3-4	$14,250	$5,499
Other (1)	5-15	6,529	—

Total		20,779	5,499
Less: accumulated amortization		(3,892)	(601)

Total		$16,887	$4,898

(1)	Includes $1.0 million of trademarks with indefinite lives.

Intangibles were decreased during the third quarter of 2004 by $0.1 million to reflect changes to the preliminary purchase price allocation related to the CWA acquisition.

The Company recorded $1.3 million and $3.3 million in amortization expense for intangibles for the three and nine months ended September 30, 2004, respectively, and $0.1 million for the three and nine months ended September 30, 2003.

The Company valued the specifically identifiable intangible assets acquired in the CWA transaction in accordance with SFAS 141. Identifiable intangible assets acquired included: trademarks, patents, customer relationships, software and peering agreements. Useful lives of these specifically identified intangible assets are: indefinite for trademarks; 11-15 years for patents; four years for customer relationships; five years for software and seven years for peering agreements. The fair value of the intangibles was determined with the assistance of an independent third party appraiser.

During the third quarter of 2003, the Company recorded an intangible asset in the amount of $5.5 million for the commercial customer contracts and other fees associated with the WAM!NET asset purchase agreement. The Company accounts for the commercial customer contracts acquired in accordance with SFAS 142. The commercial customer contracts acquired are valued in the accompanying Condensed Consolidated Balance Sheets as an asset purchase at an amount that reflects the allocation of the estimated purchase price based on their estimated fair value relative to the estimated fair value of the other assets received, plus the incremental direct costs incurred in effecting the transaction.

The purchase price of the WAM!NET assets was adjusted during 2004 to reflect an achievement of certain revenues derived from the acquired customers. The adjustment of $3.8 million represented an increase in the expected earn-out payment to WAM!NET from $4.6 million to $8.4 million based on customer performance. Of this $3.8 million total adjustment, $2.5 was allocated to the intangible assets acquired with the remainder being allocated to property and equipment.

SFAS 142 requires the Company to evaluate the remaining useful life of its customer contracts each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the customer contracts’ remaining useful life changes, the remaining carrying amount is amortized prospectively over that revised remaining useful life.

NOTE 7—OTHER NON-CURRENT ASSETS

The following table summarizes the components of non-current assets as of September 30, 2004, and December 31, 2003.

	September 30, 2004	December 31, 2003
Sports arena naming rights	$1,957	$3,742
Deferred financing costs	4,914	3,352
Rent and other deposits	2,066	218
Other	564	586

	$9,501	$7,898

NOTE 8—CAPITAL LEASE OBLIGATIONS

In March 2002, the Company entered into a $56.5 million amended and restated master lease agreement with General Electric Capital Corporation (“GECC”). The balance of the amended lease is due on March 8, 2007. The majority of the Company’s owned assets serve as collateral under the amended lease. The amended lease calls for excess cash flow, as defined, to be used first for the payment of any accrued and unpaid interest and second for the prepayment of principal on the capital leases. Furthermore, the amended lease contains covenants restricting, among other things, the incurrence of debt, capital expenditures that can be made by the Company, and the payment of dividends. As of September 30, 2004, the Company was in compliance with the covenants.

In August 2004, the Company amended the terms of its amended and restated master lease agreement with GECC. Under the amended terms, the Company pre-paid $7.5 million and began cash interest payments in October 2004. Under the amended terms, the interest rate was lowered from 12% to 9% for the first year after the prepayment. The Company will pay approximately $1.2 million of interest in the fourth quarter of 2004.

The Company entered into an agreement to transfer its rights at closing to acquire four of the CWA data centers and one office facility to Du Pont Fabros for $52.0 million paid directly to the CWA bankruptcy estate by Du Pont Fabros. The Company subsequently leased those facilities from Du Pont Fabros for approximately 15 years. Terms of the lease allow for no cash payments for the first nine months of the lease. The effective interest rate on the transaction is approximately 17.4% over the 15 years of the lease. After the initial nine-month period, the Company will make monthly payments that represent a combination of rent and interest. The associated capital lease asset will be depreciated over the approximate remaining useful life. The capital lease asset was recorded at its $52.0 million fair value as the present value of the minimum lease payments exceeded its fair value.

The balance of all capital lease obligations as of September 30, 2004, and December 31, 2003, are $112.4 million and $56.9 million, respectively.

Amortization of assets recorded under capital leases is disclosed in Note 5, Property and Equipment.

NOTE 9—OPERATING LEASES

The Company leases communications and office equipment and office space under various operating leases. The increase from December 31, 2003, primarily relates to the assumption of operating leases as a result of the CWA acquisition. Future minimum lease payments as of September 30, 2004, are as follows:

2004	$17,350
2005	74,571
2006	71,517
2007	69,285
2008	67,311
Thereafter	378,273

Total	$678,307

NOTE 10—OTHER ACCRUED LIABILITIES

The following table summarizes the components of current and non-current other accrued liabilities as of September 30, 2004, and December 31, 2003. The principal reason for the change since December 31, 2003, is the assumption of liabilities as a result of the CWA acquisition and the related purchase accounting adjustments.

	September 30, 2004	December 31, 2003
Current other accrued liabilities:
Wages, employee benefits, and related taxes	$20,877	$3,652
Deferred revenue	9,124	3,700
Other taxes	6,829	2,758
WAM!NET earn-out	2,367	4,600
Employee termination costs	2,572	—
Acquired contractual obligations in excess of fair value and other	11,672	—
Customer deposits	159	113
Accrued integration costs	5,197	—
Accrued outside services	3,022	—
Accrued professional fees	2,773	752
Facility restructuring	1,030	1,030
Other current liabilities	5,628	6,024

Total current other accrued liabilities	$71,250	$22,629

Non-current other accrued liabilities:
Deferred revenue	$2,610	$2,453
Deferred rent	5,790	4,029
Other taxes	4,921	5,585
Facility restructuring	5,656	6,439
Acquired contractual obligations in excess of fair value and other	34,505	—
Asset retirement obligation	19,641	—
Other non-current liabilities	105	742

Total non-current other accrued liabilities	$73,228	$19,248

NOTE 11—ASSET RETIREMENT OBLIGATIONS

The Company adopted Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003, without material impact on the consolidated financial statements.

The CWA transaction included the recognition of an asset retirement obligation (“ARO”) related to the rehabilitation and removal of certain leasehold improvements at the end of certain leases to return the property to its original condition. This $19.6 million liability is reflected as a non-current liability on the Company’s balance sheet. The associated asset was recorded to the opening balance sheet reflecting the preliminary purchase price allocated to the fair value of the ARO cost and will be depreciated over the useful life of the related asset which was approximately seven years, using the straight-line method. There are no cash flows related to this liability expected in the near term. The legal obligation relates to the end of the lease term in all cases. The weighted average life of the leases is approximately seven years.

The following table provides a reconciliation of the ARO:

Balance at January 1, 2004	$—

CWA ARO acquired	17,992
Accretion expense	1,649

Balance at September 30, 2004	$19,641

NOTE 12—OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(32,889)	$(23,709)	$(127,125)	$(78,282)
Other comprehensive income (loss):
Foreign currency translation adjustments	(82)	(93)	316	(368)

Comprehensive loss	$(32,971)	$(23,802)	$(126,809)	$(78,650)

NOTE 13—RELATED PARTY TRANSACTIONS

On September 28, 2001, Reuters acquired a portion of the assets of Bridge Information Systems (now known as BIS Administration, Inc., “Bridge”). In connection with the asset acquisition, Reuters entered into a network services agreement with the Company, pursuant to which the Company agreed to provide continuing network services to the Bridge customers acquired by Reuters as well as Internet access, and colocation services, and Reuters agreed to purchase such services. The network services agreement provides that SAVVIS’ network must perform in accordance with specific quality of service standards. In the event SAVVIS does not meet the required quality of service levels, Reuters would be entitled to credits, and, in the event of a material breach of such quality of service levels, Reuters would be entitled to terminate the network services agreement. The Company is not aware of any current material breaches. The Company has recognized revenue of $19.9 million and $59.6 million for the three and nine months ended September 30, 2004, respectively, and $21.3 million and $63.1 million for the three and nine months ended September 30, 2003, respectively, from Reuters under the network services agreement, as amended. The remaining Reuters minimum revenue obligation under the network services agreement is $36.9 million through September 30, 2005. Thereafter, Reuters will no longer be obligated to purchase network services from the Company.

Reuters owned approximately 15% and 16% of the Company’s outstanding voting stock as of September 30, 2004, and December 31, 2003, respectively. During the first quarter of 2004, Reuters notified the Company that they voluntarily suspended their right (under terms of their investment) to have an observer present at the Company’s board of directors and audit committee meetings.

NOTE 14—COMMITMENTS AND CONTINGENCIES

The Company’s customer contracts generally span multiple periods, which result in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending level allocated ratably over the contract terms are approximately $17.3 million, $47.8 million, and $30.0 million in years 2004, 2005, and 2006, respectively. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a general economic downturn. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of September 30, 2004, the maximum termination liability would amount to approximately $82.4 million.

The Company entered into a long-term communications services contract during the first quarter of 2004 to obtain power and maintenance services for our IRUs until 2021. As of September 30, 2004, this unconditional purchase obligation relative to this long-term contract is approximately $14.9 million in year one, $16.5 million in years two and three, $13.8 million in years four and five, and $83.3 million thereafter. This contract was accepted from CWA. The total purchase commitment is $128.5 million.

In September 2004, the Company entered into a Standby Letter of Credit Facility with Bank of America N.A. (“Lender”), pursuant to which the Lender has agreed to issue up to $10.0 million of standby letters of credit for the account of the Company without collateralization. The facility expires September 30, 2005. This replaced a facility that required that any letter of credit issued by the Company be fully cash collateralized. As a result, the bank released its lien on the cash held as collateral for the letters of credit, and previously restricted cash was reclassified to unrestricted cash. The agreement includes a requirement to re- cash collateralize all outstanding amounts subject to certain minimum earnings and liquidity measures. The agreement includes a letter of credit fee of 2% per annum on total amount of letters of credit issued. The Company had $7.9 million of letters of credit outstanding at September 30, 2004.

On August 1, 2003, the Company entered into an asset purchase agreement with WAM!NET, a leading global provider of content management and delivery services, to acquire certain assets related to their commercial business operations, including their commercial customer contracts and related customer premise and other equipment. Under the terms of the agreement, the Company made an initial payment of $3.0 million for the acquired assets. The final purchase price was determined during the third quarter of 2004 to be $11.4 million based on the revenue derived from the acquired customers. The Company issued 4.4 million shares of common stock in payment of approximately 50% of the total purchase price. The Company will pay the balance in nine equal monthly installments of approximately $0.3 million each through April 2005. The final purchase price has been allocated to property and equipment and customer contracts based on their relative fair values.

In August 2000, the Company entered into a 20-year agreement with Kiel Center Partners, L.P. (“KCP”) pursuant to which it acquired the naming rights to an arena in St. Louis, Missouri. Total consideration for these rights amounted to approximately $71.8 million, including 750,000 shares of its common stock issued by the Company to KCP, which had a fair market value of $5.8 million at issuance and $66.0 million of cash payments to be made from 2002 through 2020. The related expense will be recognized over the term of the agreement. As of September 30, 2004, the Company had approximately $1.8 million of remaining deferred charges resulting from the issuance of common stock and $63.4 million of remaining cash payments owed under this agreement.

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

NOTE 15—INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

The Company’s operations are organized into three geographic operating segments: Americas, Europe and Asia. Each geographic operating segment provides outsourced managed network, hosting, and application services to businesses in the legal, media, retail, professional services, healthcare, manufacturing, and financial services industries. The Company evaluates the performance of its segments and allocates resources to them based on revenue and operating income or loss. Financial information for the Company’s geographic segments for the three and nine months ended September 30, 2004 and 2003 is presented below. For the three months ended September 30, 2004 and 2003 revenue earned in the United States represented approximately 83% and 61%, respectively, of the total revenues and for the nine months ended September 30, 2004 and 2003 the comparable percentage of United States revenues to total revenues was 82% and 59%, respectively.

Three months ended September 30, 2004	Americas	Europe	Asia	Eliminations	Total
Revenues	$140,478	$17,262	$11,649	$—	$169,389
Depreciation, amortization, and accretion	19,487	679	359	—	20,525
Integration costs	3,715	—	—	—	3,715
Non-cash equity based compensation	156	—	—	—	156
Loss from operations	(3,379)	(12,338)	(3,627)	—	(19,344)
Net interest expense and other	(13,545)	—	—	—	(13,545)
Net loss	(16,924)	(12,338)	(3,627)	—	(32,889)
Identifiable assets	$448,530	$48,636	$4,264	$(78,412)	$423,018

Three months ended September 30, 2003	Americas	Europe	Asia	Eliminations	Total
Revenues	$41,576	$13,464	$12,882	$—	$67,922
Depreciation, amortization, and accretion	12,334	632	315	—	13,281
Loss on sale of data center	8,106	—	—	—	8,106
Non-cash equity based compensation	2,660	—	—	—	2,660
Loss from operations	(11,653)	(7,243)	(2,809)	—	(21,705)
Net interest expense and other	(2,004)	—	—	—	(2,004)
Net loss	(13,657)	(7,243)	(2,809)	—	(23,709)
Identifiable assets	$162,155	$9,360	$4,494	$(48,140)	$127,869

Nine months ended September 30, 2004	Americas	Europe	Asia	Eliminations	Total
Revenues	$367,800	$47,021	$35,694	$—	$450,515
Depreciation, amortization, and accretion	48,727	1,798	1,045	—	51,570
Integration costs	25,786	—	—	—	25,786
Non-cash equity based compensation	10,937	—	—	—	10,937
Loss from operations	(44,601)	(34,611)	(13,106)	—	(92,318)
Net interest expense and other	(34,807)	—	—	—	(34,807)
Net loss	(79,408)	(34,611)	(13,106)	—	(127,125)
Identifiable assets	$448,530	$48,636	$4,264	$(78,412)	$423,018

Nine months ended September 30, 2003	Americas	Europe	Asia	Eliminations	Total
Revenues	$109,144	$35,241	$39,088	$—	$183,473
Depreciation, amortization, and accretion	41,965	1,598	865	—	44,428
Restructuring charges	7,903	—	—	—	7,903
Loss on sale of data center	8,106	—	—	—	8,106
Non-cash equity based compensation	7,984	—	—	—	7,984
Loss from operations	(47,291)	(18,552)	(6,312)	—	(72,155)
Net interest expense and other	(6,127)	—	—	—	(6,127)
Net loss	(53,418)	(18,552)	(6,312)	—	(78,282)
Identifiable assets	$162,155	$9,360	$4,494	$(48,140)	$127,869

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

EXECUTIVE SUMMARY

SAVVIS is a leading global IT utility, delivering secure, reliable, and scalable hosting, digital content management and network services. SAVVIS’ strategic approach combines the use of virtualization technology, a utility services model, and an automated software management and provisioning system. This allows customers to focus on their core business while SAVVIS ensures the quality of their IT infrastructure.

During the first quarter of 2004, SAVVIS acquired substantially all of the assets of Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc. together with the assets of certain of their affiliates (“Cable & Wireless America” or “CWA”). CWA, wholly-owned by Cable and Wireless PLC (“PLC”), provided a range of network and hosting services, including internet access via a Tier 1 IP network, complex hosting and other value-added services such as managed security and content distribution. We have included the CWA financial results in our reported results from the date the transaction closed, March 5, 2004. The CWA acquisition was financed through the issuance of $200.0 million in Subordinated Notes and warrants to purchase Series B Preferred Stock. Additionally, SAVVIS entered into a capital lease agreement for certain data centers and another administrative facility with an aggregate fair value of $52.0 million and a term of 15 years.

SAVVIS commenced business in 1996 and has grown its customer base to approximately 6,000 as of September 30, 2004. During the first quarter of 2004 SAVVIS added depth and breadth to its products and services available to its customers worldwide, including the customers acquired through the CWA transaction, through the addition of enhanced hosting products, a content delivery network and other network services.

PRODUCTS

The following briefly describes SAVVIS’ service offerings by revenue category.

SAVVIS offers a suite of Network, Voice, Hosting, Security, Media and Consulting services designed to meet a customer’s needs for security, reliability, performance, cost effectiveness and ease of use by combining innovative technologies with high quality transport and competitive pricing.

MANAGED IP VPN

Intelligent IP

SAVVIS’ private IP VPN, called Intelligent IP (IIP) NetworkingSM, is a global high-performance network platform for a client’s voice, video, and data applications. IIP is fully managed and monitored by SAVVIS and includes all necessary hardware. It is quality-enabled, offering separate class of service standards that provide both physical and logical bandwidth separation and unique handling criteria that are specific to individual applications or groupings of applications. Multiple classes of services allow our VPN to support time-sensitive and highly critical applications like voice and video transport with minimal delay, latency and jitter. The unique architecture of Intelligent IP allows SAVVIS to deliver network solutions that combine the reliability, performance and security of private networks with the scalability and flexibility of the Internet.

Financial Services

FTS

SAVVIS’ Financial Transaction Service (FTS) is a private “community of interest” that connects financial institutions to one another for the purpose of order routing or other transaction oriented applications. FTS is designed specifically to carry FIX protocol traffic although it can also support other transaction oriented messaging protocols such as FIXML, FpML, IP-CMS and ISO 15022, all of which are commonly used among financial organizations. Applications based on these protocols generally require low amounts of bandwidth over high quality transport. Our FTS offering is designed to give customers an alternative to complex, costly private line networks as well as unreliable trading “hubs” that have traditionally been used to connect trading parties.

COIN Multicast

SAVVIS’ COIN Multicast is a private multicast service that allows providers of streaming content to send a single stream to our network which is then replicated and routed to all recipients of that content on a subscription basis. It is designed for customers who do not require dedicated switching facilities and resources. Because this service is private network based, customers do not have to sacrifice security or performance as they would with an Internet-based solution. Also, because the content is delivered via multicast, customers do not have to worry about scaling issues as their subscriber base grows. SAVVIS has been delivering multicast content for a number of years in the form of real-time market data. By using multicast, financial data can be distributed to literally thousands of brokers and dealers throughout the world without having to increase the bandwidth at the data source exponentially to accommodate every new subscriber.

DDU

SAVVIS’ Data Delivery Utility (DDU) is a completely new alternative for the distribution of consolidated financial market data. DDU significantly reduces the latency and throughput associated with traditional means of distributing consolidated market data and guarantees this improved performance with stringent, end-to-end SLAs. Additionally, DDU is the first service to deliver market data on a “utility” basis, eliminating up-front costs and end-user fees and only charging customers a flat, monthly fee for the data sources they choose. Data feeds sources for DDU include AMEX, Archipelago ECN (ARCA), CBOT, CME, Island ECN, Montreal Stock Exchange, Nasdaq, NYBOT, NYMEX/COMEX, NYSE, OPRA, and Toronto Stock Exchange. Additional data feeds from other sources will be available in the near future.

HOSTING

As a leading global IT utility infrastructure service provider, SAVVIS delivers services such as security, consulting and utility hosting throughout its 24 world class data centers. These services are designed to offer the highest levels of uptime, availability, security, stability and expertise by continuing to leverage resources to deliver applications and infrastructure in a utility based format. These world class services allow our customers to experience the most reliable and secure computing environment while dramatically lowering their Total Cost of Ownership (TCO) of IT infrastructure assets

Security Services

SAVVIS’ principal mission is to deliver the industry’s best value in managed security services. This is accomplished by providing our customers a suite of services that leverages our considerable strengths within the SAVVIS Security Services (S3) operations team, hosting capabilities, and our professional services. SAVVIS’ legacy of delivering security services dates back to 1987, with the formation of our Common Criteria Test Lab (CCTL). Today, we offer one of the broadest portfolios of managed and professional security services, with many credentialed individuals dedicated to delivering best-in-class security services. Our S3 operations team includes personnel from the nations top security agencies including the CIA, FBI, NSA, military and local law enforcement agencies.

Utility Hosting, Compute and Storage

The SAVVIS utility service model is the next generation in managed hosting solutions. In the past, companies have had little choice when designing their application infrastructures but to build out for the maximum anticipated usage. And in most cases the maximum usage level is seldom reached, leaving expensive resources underutilized and contributing to higher total costs of ownership with lower returns on investment. The SAVVIS utility service makes over-buying obsolete. The solutions combine hosting network, computing and storage services to provide customers with application platforms that deliver better performance, higher availability and lower total cost than found with traditional service provider models. With this solution, SAVVIS customers have the ability to tap into the next generation of managed hosting services that deliver computing power and capacity at a low cost of ownership.

Colocation

SAVVIS’ colocation services offer a variety of options to customers with needs for space and power for their server and networking equipment needs. SAVVIS globally manages 24 state of the art Internet Data Centers (IDCs) in 16 regional markets so customers can easily access their equipment without driving too far. Conditioned power, cooling, fire suppression, physical security and hands-on support are key features that customers look toward SAVVIS to provide to them 24x7x365.

Intelligent Hosting

SAVVIS’ hosting services and solutions are sold under the Intelligent HostingSM brand name. Services and features included with Intelligent Hosting span the full range of IT requirements of the most demanding enterprise customers and are backed by the experience, knowledge and systems, built by SAVVIS, to manage over 17,000 servers simultaneously, around the globe, for the demanding financial services industry. Intelligent Hosting solutions include dedicated server hardware, software, network services such as load balancing and SSL, managed SAN and NAS services, managed high-speed backup and data recovery services, high-speed redundant Internet service, integrated private network options, systems management, security services, and much more. Because SAVVIS has developed a flexible, scalable and centralized service delivery approach, all business requirements- from a single server site to a complex, high-availability, multi-tiered environment, can be designed, built and managed quickly and reliably.

Intelligent Messaging and Collaboration

SAVVIS’ Intelligent Messaging and Collaboration suite of services includes two Microsoft Collaboration product offerings. SAVVIS delivers Microsoft Hosted Exchange 2003 for outsourcing enterprise email and Microsoft SharePoint for document collaboration and resource sharing. Both are hosted on the SAVVIS Utility Compute and Store platform. The Intelligent Messaging and Collaboration portfolio emphasizes high performance, availability, reliability, security, and cost effectiveness.

Consulting

SAVVIS Consulting offers a wide range of professional services that span a broad range of disciplines and technologies. Our consulting services organization provides comprehensive, end-to-end solutions that target our customers’ specific business requirements. With years of combined expertise assessing, architecting, and managing next generation web, security and network technologies, our world-class consultants have become the “trusted advisors” to many Fortune 100, 500 and Global 2000 companies. Our strong intellectual property and expertise in a wide array of technologies including security, networking, high availability, web based applications, migrations, project/program management and media services to name a few has positioned SAVVIS as one of the leading providers of IT consulting services in the market today.

Backup and Storage

Many customers count on SAVVIS storage and backup services to safeguard their data. Today, enterprise data is at high risk, both from external threats such as destructive worms and viruses and malicious hacking, and from internal breakdowns such as buffer overflows and equipment failures. SAVVIS Storage and Backup services include Managed Backup, Managed Vaulting, Backup Care, Storage Care and Utility Storage. Each service is highly flexible enabling the customer to design the solution according to their needs. This flexibility combined with unmatched service delivery provides the customer with a service that simply cannot be replicated at a similar cost point.

Intelligent Monitoring

SAVVIS Intelligent MonitoringSM (SIM) provides proactive 24x7 monitoring and management of business critical IT applications and infrastructure. Today, our offering supports a wide array of networking devices, operating systems, database systems and web servers. Because SAVVIS has developed a flexible, scalable and centralized service approach, a variety of devices and applications can be monitored and supported to alert customer of problems allowing for faster problem escalation and resolution.

DIGITAL CONTENT MANAGEMENT

WAM!NET

WAM!NET services, were custom designed for the Media industry, providing a shared-managed infrastructure tied to applications that streamline process and workflow around the creation, production and distribution of digital content. These services help companies to manage, share, store, and distribute their digital content inside of their organization, and throughout their external supply chains, using a single access point.

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

CDN

Our Content Delivery Network (CDN) Services enables subscribers to distribute their Web content easily, rapidly and reliably to end-users from a global network of servers located at the edge of the Internet. Our patented Footprint technology utilizes our geographically dispersed content delivery network to direct content requests to the optimum content server. And our Content Delivery Service guarantees that content is distributed faster than content delivered from an origin server, maximizing the end-users viewing experience. Content will always be delivered quickly and consistently, regardless of intense traffic loads or network congestion.

SAVVIS acquired one of the largest Content Delivery Networks (CDN) in the world as part of the CWA asset acquisition. The CDN, based on patented intellectual property, offers customers reliable delivery of content, including media, software updates and banner ads without forcing them to commit to a heavily capitalized infrastructure. These data types are subject to occasional bouts of flash traffic and certain latency requirements that make traditional delivery methods less effective and more costly. CDN enables customers to distribute their Web content easily, rapidly and reliably to end-users from a global network of servers located at the edge of the Internet. By placing the frequently accessed content closer to the end user, the customer’s content avoids Internet backbone congestion and routing issues. The result is improved performance, increased scalability and availability, and lower costs.

OTHER NETWORK SERVICES

SAVVIS offers four groups of network services: Internet, Managed Voice, Private Line and Layer-2 VPNs. These services can be purchased individually or in combination with other SAVVIS services. The network portfolio emphasizes high performance and availability, end-to-end management and monitoring, any-to-any connectivity, security, and cost effectiveness.

Internet

SAVVIS offers Tier 1 Internet services in the US, Europe and Asia on networks that are consistently ranked as the highest performing in the industry. SAVVIS Internet can be broadly defined as either managed or non-managed, offered at speeds from fractional T-1 or E-1 to full OC192. For the Small / Medium-sized Business, SAVVIS offers either Managed IP (MIP) Internet, which is fully managed or Dedicated Internet Access (DIA) which can be either managed or unmanaged. These services are offered at speeds up to 45Mbps. For the Large Enterprise or Carrier customer, SAVVIS offers High Speed Dedicated Internet Access (HS-DIA) which is unmanaged and delivered at speeds ranging from OC3 to OC192.

Private Line

SAVVIS’ private line product is sold under the Bandwidth ConnectSM brand name. Bandwidth Connect is a private line, point-to-point service that is sold on the SAVVIS OC192 backbone in the US and Europe at physical line rates of T-1 and up. These circuits are dedicated to an individual customer that wants to connect two points or to use SAVVIS as a transport leg in a broader, global connection path.

Managed Voice

SAVVIS delivers its customers instant access to a full suite of voice transport and enhanced voice services with our Hosted and Managed Voice Services. Our voice platform follows the SAVVIS Utility model, expanding our direction and support of applications hosted and accessible on the SAVVIS Network. Combining powerful network-based enhanced voice applications with voice transport services utilizing both the Intelligent IP QoS enabled backbone and the Public Switched Telephone Network (PSTN), this architecture is conducive to overcoming many of the traditional hurdles that have plagued IP voice implementations. The result is a set of services that deliver immediate benefits without requiring customers to invest in new hardware or upgrade their existing voice infrastructure.

High Speed Layer-2 VPN

Our High Speed Layer-2 VPN offering utilizes MPLS as a means to connect two or more sites using potentially disparate Layer-2 protocols over the SAVVIS MPLS enabled backbone. This service is extremely flexible as it is layer-2 access agnostic, can be fully meshed, allows for rapid deployment of additional capacity and offers a number of practical applications. It also provides the speed and inherent security of a non-routed network. SAVVIS has identified three primary applications of High Speed Layer-2 VPN as Meshed VPN, Psuedo-Wire and Private Peering.

•	Meshed VPN – Enterprises with large bandwidth needs and established IT infrastructures can use this service as a partially or fully-meshed WAN architecture for any application.

•	Psuedo-Wire – Enterprises or Carrier customers can use this service for point-to-point connectivity. It offers the inherent security and performance of a layer-2 connection but is much more flexible and cost-effective than private line service.

•	Private Peering – Carrier customers can use this platform as an alternative to multi-hop public peering if they want to connect directly to another carrier without the capital costs usually associated with private peering.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Revenue consists primarily of revenue from Managed IP VPN, Hosting, Digital Content Management, and Other Network Services, which are recognized when earned over the term of the related contract or as services are delivered. Installation fee revenue and the associated installation costs are deferred in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Such deferred revenue and costs are recognized into Revenue and Data Communications and Operations costs in the Condensed Consolidated Statements of Operations on a straight-line basis over periods of up to 21 months, the estimated average life of a customer contract. For all periods, any services billed and payments received in advance of providing services are deferred until the period such services are earned. Adjustments for estimated credits to be issued are recorded as a reduction in revenue based on historical credits issued and known disputes.

Intangible Assets

Management accounts for the identifiable intangible assets acquired in various transactions in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intangible assets acquired are valued in the accompanying Condensed Consolidated Balance Sheets as an asset purchase at an amount which reflects the allocation of the estimated purchase price based on their estimated fair value.

Accounting for Income Taxes

We have provided a full valuation allowance on tax loss carry-forwards and other potential tax benefits according to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As a result, to the extent that we realize those benefits in future periods, they will favorably affect net income. We have recorded a valuation allowance for the full amount of our net deferred tax assets because the future realization of the tax benefit is uncertain. At September 30, 2004, the Company has approximately $513.8 million in United States net operating loss carry-forwards expiring between 2011 and 2023, of which approximately $248.0 million is subject to the Section 382 limitation of the Internal Revenue Code.

AGREEMENTS AND TRANSACTIONS

General Electric Capital Corporation Agreement

In August 2004, the Company amended the terms of its master lease agreement with General Electric Capital Corporation (“GECC”). Under the amended terms, the Company pre-paid $7.5 million and began cash interest payments in October, 2004. Under the amended terms, the interest rate was lowered from 12% to 9% for the first year after the prepayment. The Company will pay approximately $1.2 million of interest in the fourth quarter of 2004. The maturity date of the lease remains March 8, 2007.

Cable and Wireless Agreements

In January 2004, the Company signed a definitive agreement to purchase substantially all of the assets of CWA. CWA, wholly-owned by PLC, provided a range of network and hosting services, including internet access to a Tier 1 IP network, colocation, hosting and other value-added services such as managed security and content distribution. The transaction was approved by the U.S. Bankruptcy Court and other regulatory agencies. The results of CWA are included in our results since the date of the acquisition on March 5, 2004.

The total purchase price consisted of $155.0 million in cash, the assumption of certain liabilities and leases for certain data centers and other facilities, and the funding of CWA’s working capital losses from January 28, 2004, through March 5, 2004, which totaled $14.1 million. Additionally, the Company entered into an agreement to transfer its rights at closing to acquire four of the CWA data centers and one office facility to Du Pont Fabros Interests LLC (“Du Pont Fabros”) for $52.0 million paid directly to the CWA bankruptcy estate. The Company subsequently leased those facilities back from Du Pont Fabros for 15 years. As a result, the total cash cost of the CWA assets prior to the assumption of liabilities, was $117.1 million.

In February 2004, SAVVIS entered into a transition services agreement with PLC, to provide for the exchange of certain services between the parties over a twelve month period from the acquisition date. The agreement defines the various services to be provided, the appropriate service levels and the associated pricing of those services for each party. The agreement provides for PLC to continue providing certain support and access to licensed software, the settlement of accounts receivable, and customer migration procedures. The agreement requires SAVVIS to continue to allow PLC’s use of the SAVVIS network during the transition period, until PLC’s customers are fully migrated to an alternative network. Compared to the second quarter of 2004, revenue decreased 2% largely due to the anticipated termination of transitional services with PLC.

Reuters Agreements

On September 28, 2001 Reuters acquired a portion of the assets of Bridge. In connection with the asset acquisition, Reuters entered into a network services agreement with us, pursuant to which we agreed to provide continuing network services to the Bridge customers acquired by Reuters, as well as Internet access and colocation services, and Reuters agreed to purchase such services. The network services agreement provides that our network must perform in accordance with specific quality of service standards. In the event we do not meet the required quality of service levels, Reuters would be entitled to credits, and, in the event of a material breach of such quality of service levels, Reuters would be entitled to terminate the network services agreement. We are not aware of any current material breaches. We have recognized revenue of $19.9 million and $59.6 million for the three and nine months ended September 30, 2004, respectively, and $21.3 million and $63.1 million for the three and nine months ended September 30, 2003, respectively from Reuters under the network services agreement, as amended. Pursuant to the network services agreement, Reuters is obligated to purchase $36.9 million of services through September 30, 2005. Thereafter, Reuters will no longer be obligated to purchase network services from us.

Reuters owned approximately 15% and 16% of our outstanding voting stock as of September 30, 2004, and December 31, 2003, respectively. During the first quarter of 2004, Reuters notified us that they voluntarily suspended their right (under terms of their investment) to have an observer present at our board of directors and audit committee meetings.

WAM!NET Transaction

On August 1, 2003, we entered into an asset purchase agreement with WAM!NET, a leading global provider of content management and delivery services, to acquire certain assets related to their commercial business operations, including their commercial customer contracts and related customer premise and other equipment. Under the terms of the agreement, we made an initial payment of $3.0 million for the acquired assets. The final purchase price was determined during the third quarter of 2004 to be $11.4 million based on the revenue derived from the acquired customers. We issued 4.4 million shares of our common stock in payment of approximately 50% of the total purchase price. We will pay the balance in nine equal monthly installments of approximately $0.3 million each through April 2005. The final purchase price of $11.4 million has been allocated to property and equipment and customer contracts based on their relative fair values.

The purchase price of the WAM!NET assets was adjusted during 2004 to reflect an achievement of certain revenue derived from the acquired customers. The adjustment of $3.8 million represented an increase in the expected earn-out payment to WAM!NET from $4.6 million to $8.4 million based on customer performance.

Long-Term Debt, Preferred Stock, and Warrants Outstanding

Series A Subordinated Notes

In the first quarter of 2004, we issued $200.0 million of our Series A Subordinated Notes (“Subordinated Notes”). The proceeds were used to fund the CWA acquisition and to fund the on-going operational, working capital and capital expenditure requirements related to the CWA acquired assets or caused by the CWA acquisition. The debt issuance costs associated with the Subordinated Notes were $2.0 million. The Subordinated Notes accrue interest based on a 365 day year at a rate of 12.5% per annum until February 3, 2005 and 15% per annum thereafter, payable in kind semi-annually on June 30 and December 31. The Subordinated Notes contain an early redemption feature, a make whole premium and a change of control clause. Upon a change of control the holders of the Subordinated Notes have the right to require us to redeem any or all of the Subordinated Notes at a cash price equal to 100% of the principal amount of the Subordinated Notes, plus all accrued and unpaid interest as of the effective date of the change in control. The Subordinated Notes mature in a single installment on February 9, 2009. The outstanding long-term debt balance as of September 30, 2004 was $157.8 million, net of $58.6 million in unamortized Original Issue Discount resulting from the issuance of Series B Convertible Preferred Stock as discussed below.

Series A Convertible Preferred Stock

In 2002, we issued 203,070 shares of Series A Convertible Preferred Stock (“Series A Preferred”) to entities and individuals affiliated with Welsh, Carson, Anderson & Stowe (“Welsh Carson”), Constellation Ventures (“Constellation”), Reuters, and other parties. The Series A Preferred accrues dividends at the rate of 11.5% per annum on the outstanding accreted value thereof (initially $1,000 per share) through March 18, 2010. Thereafter, dividends will be payable in cash or in kind at our option. Accrued but unpaid dividends will be added to the outstanding accreted value quarterly. The Series A Preferred is convertible into such number of shares of our common stock equal to the outstanding accreted value divided by the conversion price, $0.75. In connection with this transaction, we granted the holders registration rights with respect to the shares of our common stock issuable upon conversion of the Series A Preferred, including demand registration rights and piggy-back registration rights. Additionally, we incurred $3.0 million in offering costs related to the issuance of the 203,070 shares of Series A Preferred which was recorded as a reduction of the convertible Series A Preferred balance in Stockholders’ Equity (Deficit) in the Condensed Consolidated Balance Sheets.

Series B Convertible Preferred Stock

During the first quarter of 2004, our Board of Directors authorized 11.0 million shares of Series B Convertible Preferred Stock (“Series B Preferred”) at a $.01 par value. In connection with the issuance of our Subordinated Notes as discussed above, we also issued warrants to purchase shares of the Series B Preferred to a group of investors that also included existing stockholders related to Welsh Carson and Constellation. The warrants were exercised simultaneously upon issuance on a “cashless” basis into 6.6 million shares of Series B Preferred and, as a result, the outstanding Series B Preferred is convertible, upon stockholder approval, into approximately 65.5 million shares of common stock. The common stock issuable upon conversion of the Series B Preferred will not be registered under the Securities Act and, therefore, may not be transferred or sold except pursuant to an effective registration statement or pursuant to an exemption from the registration requirement of the Securities Act. We granted Welsh Carson demand and piggy-back registration rights and we granted the other stockholders piggy-back registration rights only. Stockholder approval has been received via written consents from shareholders holding a majority of the Company’s outstanding voting shares. The Company expects the stockholders approval to become effective and the Series B Preferred Shares to convert into common shares, during the fourth quarter of 2004.

Warrants Outstanding

In connection with our recapitalization in 2002, we issued five-year warrants to Nortel Networks, Inc. and GECC to purchase approximately 6.4 million and 9.6 million shares, respectively, of our common stock at $0.75 per share. In the first quarter of 2004, GECC exercised their warrant pursuant to a “cashless exercise” and received approximately 7.0 million shares of our common stock.

Additionally in 2002, we issued five-year performance warrants to entities affiliated with Constellation to acquire shares of common stock at $0.75 per share. The warrants vested in a total of three tranches as Constellation earned the right to exercise the warrants when it met certain performance criteria related to aiding the Company in winning new business. During the fourth quarter of 2003, the first quarter of 2004, and the second quarter of 2004, respectively, Constellation met the performance criteria under the warrants causing 10.0 million warrants to vest, which resulted in non-cash equity-based compensation expense of $3.4 million and $6.6 million and $3.8 million, respectively. In the first quarter of 2004, Constellation exercised their first tranche of vested warrants pursuant to a “cashless exercise” and received approximately 2.6 million shares of our common stock.

STATEMENT OF OPERATIONS CAPTION SUMMARY

Revenue. Our revenue is derived primarily from the sale of Managed IP VPN, Hosting, Digital Content Management, and Other Network Services. Revenue from a related party, Reuters, was approximately 12% and 13% for the three and nine months ended September 30, 2004, respectively, and 31% and 34% for the three and nine months ended September 30, 2003, respectively, of our total revenue. We expect our revenue from related parties to continue to decrease as a percentage of our total revenues as we expand our diversified customer base. Our diversified customer base includes all customers except Reuters and Telerate.

We generally charge customers an installation fee for new services that typically equals one month’s revenue. Occasionally these installation fees are waived during contract negotiations when the customer agrees to longer contract terms or higher monthly cost over the contract term. Additionally, we charge a fixed or variable monthly fee depending on the services provided. Our customer contracts are typically for 12 to 36 months in length. Installation fees are recognized as revenue over a period up to 21 months, the estimated average life of customer contracts.

Prices for telecommunication services, including the network-related services we offer, have decreased significantly over the past several years and we expect to see continued decreases for the foreseeable future. Lower prices charged to our customers are reflective of our lower costs incurred to provide the service.

Data communications and operations. Data communications and operations expenses include the cost of:

•	leasing local access lines to connect customers to our points of presence (“PoPs”);

•	leasing backbone circuits to interconnect our PoPs;

•	IRU operations and maintenance;

•	rental costs, utilities, and other operating costs for hosting space;

•	internet usage associated with CDN traffic;

•	salaries and related benefits for engineering, service delivery/provisioning, customer service, consulting services personnel and operations personnel, who maintain our network, monitor network performance, resolve service faults, and install new sites; and

•	other related repairs and maintenance items.

Sales, general and administrative. These expenses include the cost of:

•	sales and marketing salaries and related benefits;

•	product management, pricing and support, salaries and related benefits;

•	sales commissions and referral payments;

•	advertising, direct marketing and trade shows;

•	occupancy costs;

•	executive, financial, legal, tax and administrative support personnel and related costs;

•	professional services, including legal, accounting, tax and consulting services; and

•	bad debt expense.

Integration Costs. Integration costs represent the incremental costs of combining the CWA and SAVVIS organizations, including rationalization of facilities, retention bonuses, integration consulting by third parties, and specific costs pursuant to the CWA asset purchase agreement including cure costs and contract rejection penalty costs. These costs provide current or future benefit to the combined company. These costs are direct incremental costs incurred to obtain the synergies of the combined companies and are not expected to continue once the Company has completed its integration plan.

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

Non-cash Equity-based Compensation. Non-cash equity-based compensation represents charges to earnings for the difference between the estimated fair market value of our common stock and the exercise price for options granted to employees, and compensation expense related to the vesting of the performance warrants granted to Constellation as more fully described above under the “Long-Term Debt, Preferred Stock, and Warrants Outstanding” caption.

Interest expense. Interest expense is incurred relative to our Subordinated Notes and our capital lease obligations. Interest on our Subordinated Notes accrues on the $200.0 million of proceeds and accrued unpaid interest until February 3, 2005 at 12.5% increasing to 15% in the remaining four years of the term. The unamortized Original Issue Discount of $58.6 million is being accreted over the term of the Subordinated Notes and is reflected in interest expense. Interest on our capital lease liability with GECC accrues at 9% and will be paid in cash commencing October, 2004. Interest on our capital lease liability with Du Pont Fabros accrues at approximately 17.4% and is compounded monthly. Cash interest payments on our capital lease with Du Pont Fabros commence in the fourth quarter of 2004. Additionally, in the future we may pursue other financing arrangements including leases, which we expect to include an interest component.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-Q will not reflect our future results of operations, financial position and cash flows.

THREE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

Executive Summary of Results of Operations

Our revenues increased 149% in the third quarter of 2004 as a result of the addition of the CWA business and organic growth in our legacy service offerings, which outpaced declines in services provided to Reuters and Telerate. Gross margin increased $24.0 million or 94% over 2003 to $49.6 million, or 29% of revenue. Net loss was $32.9 million, a change from a net loss of $23.7 million in 2003 primarily driven by $3.7 million in integration expenses, an $11.5 million increase in net interest expense and other, and a $7.2 million increase in depreciation, amortization, and accretion expenses partially offset by a $2.5 million decrease in non-cash equity-based compensation. The gross margin increased $24.0 million offset by an increase in sales, general and administrative of $21.3 million. Net loss in 2003 was impacted by the $8.1 million loss on the sale of a data center.

Revenues

	Three Months Ended September 30, (in thousands)
	2004	2003	Dollar Change	Percent Change
Diversified Revenue:
Managed IP VPN	$22,582	$15,604	$6,978	45%
Hosting	76,331	9,281	67,050	722%
Other Network Services	25,732	4,796	20,936	437%
Digital Content Management	14,081	4,420	9,661	219%

Total Diversified Revenue	138,726	34,101	104,625	307%

Reuters and Telerate	30,663	33,821	(3,158)	(9)%

Total Revenue	$169,389	$67,922	$101,467	149%

Revenue. Revenue was $169.4 million for the three months ended September 30, 2004, an increase of $101.5 million, or 149%, from $67.9 million for the three months ended September 30, 2003. The acquisition of CWA resulted in a significant increase in our customer base and impacted all categories of diversified revenue. Diversified Managed IP VPN revenues increased $7.0 million, or 45% to $22.6 million compared to $15.6 million for 2003. Diversified Hosting revenue increased $67.1 million, or 722%, to $76.3 million in 2004 from $9.3 million in 2003. Other Network Services includes the legacy SAVVIS and CWA Internet Access revenues and CWA private line services which increased $20.9 million or 437% to $25.7 million in 2004, compared to $4.8 million for 2003. Digital Content Management revenues include CDN revenues and the revenues from WAM!NET customers which increased $9.7 million from the previous year.

Reuters and Telerate revenues were $30.7 million in the three months ended September 30, 2004, a decrease of $3.2 million, or 9% from $33.8 million in the three months ended September 30, 2003. The decline represents the continued reduction in those companies’ customer bases in addition to a reduction in Reuters’ minimum purchase obligation with us.

Data Communications and Operations (exclusive of non-cash equity-based compensation, depreciation, amortization, and accretion). Data communications and operations expenses were $119.8 million for the three months ended September 30, 2004, an increase of $77.4 million, from $42.4 million in 2003. The increase in these costs was primarily related to the CWA acquisition resulting in increases in each functional expense item including personnel costs, network expenses, facility rent, and facility maintenance to support the increased revenue. Furthermore, gross margin was $49.6 million for the three months ended September 30, 2004, an increase of $24.0 million, from $25.5 million in 2003. As a percentage of revenue, gross margin decreased to 29% in the current quarter, compared to 38% reported in 2003. We believe gross margin will remain consistent in the fourth quarter of 2004 with current levels achieved in the third quarter as we realize lower circuit costs, reduced security costs, and additional benefits of further site optimization.

Sales, General and Administrative (exclusive of non-cash equity-based compensation). Sales, general and administrative expenses were $44.5 million for the three months ended September 30, 2004, an increase of $21.3 million, or 92%, from $23.2 million for 2003. This increase is primarily attributable to the CWA acquisition resulting in increases in personnel costs, commissions, temporary labor, provision for bad debt, property taxes, and facility maintenance to support the growth in the business. Sales, general and administrative expenses as a percentage of revenue were 26% for 2004 as compared to 34% of revenue in 2003. We expect sales, general and administrative expenses in the fourth quarter of 2004 to remain in a range consistent with results achieved in the third quarter.

Integration Costs. Integration costs were $3.7 million during the three months ended September 30, 2004. Included in these costs were $0.4 million for consulting services related to integration, $1.1 million for payroll costs and stay bonuses and $1.9 million for PoP consolidation and network restructuring. We expect these costs to total approximately $30 million in 2004. We are focused on completing the integration of SAVVIS and CWA assets and operations and believe annualized savings of over $120.0 million can be generated through this process.

Depreciation, Amortization and Accretion. Depreciation, amortization, and accretion expense was $20.5 million and $13.3 million for the three months ended September 30, 2004, and September 30, 2003, respectively. Subsequent to the CWA acquisition, accretion expenses relating to aging of the discounted present value of various liabilities including adjustments for long-term fixed price contracts are included in this line item. Consistent with historical presentation, the amortization of intangibles and depreciation of long-lived assets are reflected here. The acquisition significantly increased the depreciable asset and intangible base as much of the value was assigned to IRUs, communications equipment, and leasehold improvements. Management expects depreciation, amortization, and accretion to be approximately $20 million in the fourth quarter of 2004, excluding the impact of additional capital expenditures.

Non-cash Equity-based Compensation. Non-cash equity-based compensation amounted to $0.2 million for the three months ended September 30, 2004 versus $2.7 million in the same period in 2003. The decrease represents a decline in deferred compensation as the majority of the required compensation had been recognized by the end of 2003.

Net Interest Expense and Other. Net interest expense and other for the three months ended September 30, 2004 was $13.5 million, an increase of $11.5 million from 2003. The increase is a result of the new Subordinated Notes issued during the first quarter and the capital lease interest on the Du Pont Fabros capital leases. Management expects interest expense will be approximately $14 million in the fourth quarter of 2004, under our current financing arrangements.

Net Loss. The net loss for the three months ended September 30, 2004, was $32.9 million, a $9.2 million increase from the net loss for the three months ended September 30, 2003, of $23.7 million. Net loss was primarily affected by a $3.7 million increase in integration expense, an $11.5 million increase in net interest expense and other and a $7.2 million increase in depreciation, amortization, and accretion expenses. Net loss in 2003 was impacted by $8.1 million loss on the sale of a data center.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Executive Summary of Results of Operations

Our revenues increased 146% in the first nine months of 2004 as growth in our diversified revenue and the addition of CWA far outpaced declines in services provided to Reuters and Telerate. Gross margin increased $59.4 million or 93% over 2003 to $123.4 million or 27% of revenue. Net loss was $127.1 million, a change from a net loss of $78.3 million in 2003 primarily driven by $25.8 million of integration expenses in 2004, a $28.7 million increase in net interest expense and other, and a $3.0 million increase in non-cash equity-based compensation, partially offset by a $7.9 million restructuring charge in 2003. The gross margin increase was offset by an increase in sales, general and administrative of $59.7 million. Depreciation, amortization, and accretion expenses increased $7.1 million in 2004. Results in 2003 were impacted by $8.1 million loss on sale of a data center.

Revenues

	Nine Months Ended September 30, (in thousands)
	2004	2003	Dollar Change	Percent Change
Diversified Revenue:
Managed IP VPN	$62,337	$40,759	$21,578	53%
Hosting	187,565	19,006	168,559	887%
Other Network Services	72,313	13,776	58,537	425%
Digital Content Management	35,055	4,420	30,635	693%

Total Diversified Revenue	357,270	77,961	279,309	358%

Reuters and Telerate	93,245	105,512	(12,267)	(12)%

Total Revenue	$450,515	$183,473	$267,042	146%

Revenue. Revenue was $450.5 million for the nine months ended September 30, 2004, an increase of $267.0 million, or 146%, from $183.5 million for the nine months ended September 30, 2003. The acquisition of CWA resulted in a significant increase in our customer base and impacted all categories of diversified revenue. Diversified Managed IP VPN revenues increased $21.6 million or 53% to $62.3 million, compared to $40.8 million for 2003. Diversified Hosting revenue increased $168.6 million, or 887%, to $187.6 million in 2004 from $19.0 million in 2003. Digital Content Management revenues include CWA CDN revenues and revenues from WAM!NET customers increased $30.6 million from the previous year includes the legacy SAVVIS and CWA Internet Access revenues and CWA private line services increased $58.5 million, or 425% to $72.3 million in 2004, compared to $13.8 million for 2003.

Reuters and Telerate revenues were $93.2 million in the nine months ended September 30, 2004, a decrease of $12.3 million, or 12% from $105.5 million in the nine months ended September 30, 2003. The decline represents the continued reduction in those companies’ customer bases in addition to a reduction in Reuters’ minimum purchase obligation with us.

Data Communications and Operations (exclusive of non-cash equity-based compensation, depreciation, amortization, and accretion). Data communications and operations expenses were $327.1 million for the nine months ended September 30, 2004, an increase of $207.6 million, from $119.5 million in 2003. The increase in these costs was primarily related to the CWA acquisition, resulting in increases in each functional expense item including personnel costs, network expenses, facility rent, and facility maintenance to support the increased revenue. Gross margin was $123.4 million for the nine months ended September 30, 2004, an increase of $59.4 million, from $64.0 million in 2003. As a percentage of revenue, gross margin was 27% in 2004 as compared to 35% in 2003. We believe gross margin will remain consistent in the fourth quarter of 2004 with current levels achieved in the third quarter as we realize lower circuit costs, reduced security costs, and additional benefits of further site optimization.

Sales, General and Administrative (exclusive of non-cash equity-based compensation). Sales, general and administrative expenses were $127.4 million for the nine months ended September 30, 2004, an increase of $59.7 million, or 88%, from $67.8 million for 2003. This increase is primarily attributed to the CWA acquisition resulting in increases in personnel costs, commissions, temporary labor, provision for bad debt, property taxes, and facility maintenance to support the growth in the business. Sales, general and administrative expenses as a percentage of revenue were 28% for the nine months ended September 30, 2004 and 37% for the same period of 2003. We expect sales, general and administrative expenses in the fourth quarter of 2004 to remain in a range consistent with results achieved in the third quarter.

Integration Costs. Integration costs were $25.8 million during the nine months ended September 30, 2004. Included in these costs were $7.5 million for specific contractual costs enumerated in the CWA asset purchase agreement, $3.7 million for consulting services related to integration, $5.5 million for payroll costs and stay bonuses, $3.4 million for PoP consolidation and network restructuring, and $4.6 million for rationalization and migration off of rejected vendor circuits. We expect these costs to total approximately $30 million in 2004. We are focused on completing the integration of SAVVIS and CWA assets and operations and believe annualized savings of over $120.0 million can be generated through this process.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense was $51.6 million and $44.4 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. Subsequent to the CWA acquisition, accretion expenses relating to aging of the discounted present value of various liabilities including adjustments for long term fixed price contracts and operating leases are included in this line item. Consistent with historical presentation, the amortization of intangibles and depreciation of long-lived assets are reflected here. The acquisition significantly increased the depreciable asset and intangible base as much of the value was assigned to communication equipment, IRUs and leasehold improvements. Management expects depreciation, amortization, and accretion to be approximately $20 million in the fourth quarter of 2004, excluding the impact of additional capital expenditures.

Non-cash Equity-based Compensation. Non-cash equity-based compensation amounted to $10.9 million for the nine months ended September 30, 2004, versus $8.0 million in 2003. The increase primarily represents non-cash compensation expense for 6.6 million performance warrants held by Constellation which was earned during 2004.

Net Interest Expense and Other. Net interest expense and other for the nine months ended September 30, 2004 was $34.8 million, an increase of $28.7 million from 2003. The increase is a result of the new Subordinated Notes issued during the first quarter of 2004 and the capital lease interest on the Du Pont Fabros capital leases. Management expects interest expense will be approximately $14 million in the fourth quarter of 2004, under our current financing arrangements.

Net Loss. The net loss for the nine months ended September 30, 2004, was $127.1 million, a $48.8 million increase from the net loss for the nine months ended September 30, 2003, of $78.3 million. Net loss was primarily affected by a $25.8 million increase of integration expense, a $28.7 million increase in net interest expense and other, a $3.0 million increase in non-cash equity-based compensation, offset by a $7.9 million restructuring charge in 2003. Net loss was also impacted by $7.1 million depreciation, amortization, and accretion expenses increase in 2004, offset by $8.1 million loss on the sale of a data center in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Executive Summary of Liquidity and Capital Resources

At September 30, 2004 our cash balances were $53.4 million. We used $35.0 million in operating cash flow during the nine month period ended September 30, 2004; an increase in cash used in operating activities of $30.7 million. Cash payments for acquisition and integration related to costs necessary to realize synergies were $33.0 million during the nine-month period. The significant events affecting our cash balance in the period were the acquisition of the CWA assets, the related financing, and subsequent integration costs. We issued $200.0 million of Subordinated Notes in the first quarter of 2004 in connection with the acquisition. Additionally we transferred our rights to acquire certain data center property of CWA that provided cash of $52.0 million, which was paid directly to CWA, resulting in lowering our purchase price of the CWA assets. The cash impact of the acquisition was cash payments of $117.1 million, including working capital funding of $14.1 million. Net increase in cash during the nine-month period ended September 30, 2004 was $25.2 million as compared to a net decrease in cash of $3.9 million for the nine months ended September 30, 2003.

Discussion of Changes in Liquidity and Capital Resources

Cash used in operating activities increased to $35.0 million for the nine months ended September 30, 2004 from cash used of $4.3 million in 2003. The $30.7 million increased cash usage is primarily due to payments of $33.0 million for acquisition and integration-related costs. Net cash used in operations before considering working capital changes was $29.1 million for the nine months ended September 30, 2004, as compared to a net cash used of $4.5 million for 2003. Trade accounts receivables used $9.6 million in cash in the nine months ended September 30, 2004, as compared to providing cash of $4.1 million for the same period in 2003.

Net cash used by investing activities for the nine months ended September 30, 2004 was approximately $139.3 million comprised of the net cash used for the CWA acquisition of $117.1 million and capital expenditures of $24.1 million partially offset by $2.6 million in proceeds from the sale of excess acquired assets. This is a change of $156.4 million from the $17.2 million cash provided by investing activities during the nine months ended September 30, 2003.

Net cash provided by financing activities was $199.5 million for the nine months ended September 30, 2004 as compared to net cash used in financing activities of $15.9 million in the nine months ended September 30, 2003. The cash provided in 2004 was due to our issuance of Subordinated Notes in the amount of $200.0 million. We issued Subordinated Notes together with warrants to purchase Series B Preferred in exchange for $200.0 million in cash. The Subordinated Notes were used to fund the CWA acquisition and to fund our on-going operational, working capital and capital expenditure requirements related to the CWA acquired assets or caused by the CWA acquisition. Net changes in restricted cash provided $8.0 million, offset by payments under capital leases of $9.8 million.

CWA Acquisition

In January 2004, we signed a definitive agreement to purchase substantially all of the assets of CWA. CWA, wholly-owned by PLC, provided a range of network and hosting services, including internet access to a Tier 1 network, colocation, hosting and other value-added services such as managed security and content distribution. The transaction was approved by the U.S. Bankruptcy Court and other regulatory agencies. The transaction closed on March 5, 2004 and therefore, the results of CWA are included in our results since the date of the acquisition.

The total purchase price consisted of $155.0 million in cash, the assumption of certain liabilities and leases for certain data centers and other facilities, and the funding of CWA’s working capital losses from January 28, 2004, through March 5, 2004, which totaled $14.1 million. Additionally, the Company entered into an agreement to transfer its rights at closing to acquire four of the CWA data centers and one office facility to Du Pont Fabros Interests LLC (“Du Pont Fabros”) for $52.0 million paid directly to the CWA bankruptcy estate. The Company subsequently leased those facilities back from Du Pont Fabros for 15 years. As a result, the total cash cost of the CWA assets prior to the assumption of liabilities, was $117.1 million.

We paid approximately $33.0 million in the first nine months of 2004 for costs related to the CWA acquisition. These cash costs include payments for direct transaction costs, vendor settlements, contract penalties, severance, and professional fees. We expect total cash payments for acquisition and integration-related costs to realize synergies of up to $45.0 million for the year. This amount includes approximately $1.3 million in settlement of remaining exit liabilities related to employee terminations. Cash payments of $3.9 million were paid during the nine months ended September 30, 2004, directly related to the employee terminations.

Subordinated Notes and Other Financing

In the first quarter of 2004, we issued $200.0 million of Subordinated Notes. The proceeds were used to fund the CWA acquisition and to fund the on going operational, working capital and capital expenditure requirements of the Company related to the CWA acquired assets or caused by the CWA acquisition. The debt issuance costs associated with the Subordinated Notes were $2.0 million, of which $0.6 million was paid during the nine-month period ending September 30, 2004. The Subordinated Notes contain an early redemption feature, a make whole premium, a change of control clause and various other covenants. The maturity date for the notes is February 9, 2009 payable in a single installment with all applicable accrued interest.

We entered into a long-term lease with Du Pont Fabros during the nine-month period ending September 30, 2004. The agreement allows for no cash payments in the first nine months. The expected cash requirements related to these lease payments and associated interest costs during the remainder of 2004 are $0.8 million as cash payments commence December 2004.

We amended the terms of our master lease agreement with GECC. Under the amended terms, we pre-paid $7.5 million during the third quarter of 2004. Under the amended terms, the interest rate was lowered from 12% to 9% for the first year after the prepayment. We began cash interest payments in October, which will total approximately $1.2 million in the remainder of 2004.

General

In August 2000, we entered into a 20-year agreement with Kiel Center Partners, L.P. (“KCP”) pursuant to which we acquired the naming rights to a sports arena in St. Louis, Missouri. Total consideration for these rights amounted to approximately $71.8 million, including 750,000 shares of our common stock issued to KCP, which had a fair value of $5.8 million at issuance and $66.0 million of cash payments to be made from 2002 through 2020. The related expense will be recognized over the term of the agreement. As of September 30, 2004, we had approximately $1.8 million of remaining deferred charges resulting from the issuance of common stock and $63.4 million of remaining cash payments under this agreement. Cash payments are due each year in December. The amount payable in the current year is $1.3 million.

Obligations and Commitments

Our customer contracts generally span multiple periods, which result in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending level allocated ratably over the contract terms are approximately $17.3 million, $47.8 million, and $30.0 million in years 2004, 2005, and 2006, respectively. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of September 30, 2004, the maximum termination liability would amount to approximately $82.4 million.

We entered into a long-term communications services contract during the first quarter of 2004 which provides power and maintenance for our IRUs until 2021. As of September 30, 2004, this unconditional purchase obligation relative to this long-term contract is approximately $14.9 million in year one, $16.5 million in years two and three, $13.8 million in years four and five, and $83.3 million thereafter. This contract was accepted from CWA. The total purchase commitment is $128.5 million.

In September 2004, we entered into a Standby Letter of Credit Facility with Bank of America N.A. (“Lender”), pursuant to which the Lender has agreed to issue up to $10.0 million of standby letters of credit for our account without collarteralization. The facility expires September 30, 2005. This replaced a facility that required that any letter of credit issued by us be fully cash collateralized. As a result, the bank released its lien on the cash held as collateral for the letters of credit, and previously restricted cash was reclassified to unrestricted cash. The agreement includes a requirement to re- cash collateralize all outstanding amounts subject to certain minimum earnings and liquidity measures. The agreement includes a letter of credit fee of 2% per annum on total amount of letters of credit issued. We had $7.9 million of letters of credit outstanding at September 30, 2004.

We intend to meet these obligations and commitments with our available operating cash flow and our existing financing arrangements. We may meet any additional funding needs through a combination of equity offerings, debt financings, renegotiation of repayment terms on existing debt and sales of assets and services. If these additional financings were required, there can be no assurance that we would be successful in completing any of these financings or that if we were, the terms of such financings would be favorable to us.

We are subject to various legal proceedings and other actions arising in the normal course of our business. While the results of such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on our financial position, results or operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Rate Risk

Our primary market risk exposure relates to changes in foreign currency exchange rates. Changes in foreign exchange rates did not materially impact our results of operations. We expect these percentages to decrease in the periods ahead as our United States business base grows. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Service revenue denominated in currencies other than the United States dollar	5%	8%	5%	5%
Direct and operating costs incurred in currencies other than the United States dollar(1)	11%	24%	12%	20%

(1)	Excludes depreciation, amortization, accretion, non-cash equity-based compensation, restructuring charges, and integration costs.

ITEM 4.	CONTROLS AND PROCEDURES.

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

There has been no change in our internal controls over financial reporting during the most recent fiscal quarter that materially affected or is reasonably likely to materially affect the internal controls over financial reporting.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. During the course of our testing we may potentially identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404.

Due to our acquisition of Cable & Wireless America (“CWA”) on March 5, 2004, significant subsidiary system integration and data conversion activities are on-going. Since we have staged the system integration plan over a multi-year period the integration of certain CWA systems will not be complete prior to December 31, 2004. Such systems and related processes will be excluded from our Section 404 attestation as permitted by the Securities and Exchange Commission in supplemental Frequently Asked Questions guidance, which allows for the exclusion of a significant acquisition during the year covered by a Section 404 attestation.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 17, 2004, the Company issued 4,421,488 shares of its common stock to Netco Communications Corporation, formerly WAM!NET, Inc., pursuant to an Asset Purchase Agreement, dated as of July 29, 2003, between the Company and WAM!NET (the “Purchase Agreement”), in which the Company agreed to acquire certain assets of WAM!NET. The shares of common stock were issued to Netco Communications in satisfaction of $5,394,166 of the $11,437,332 total purchase price provided under the Purchase Agreement, after taking into consideration the terms of an earn-out provision. The issuance of the shares of common stock to Netco Communications was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

(a) Exhibits. The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS’ Registration Statement on Form S-1, as amended (File No. 333-90881)).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS’ Registration Statement on Form S-1, as amended (File No. 333-90881)).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

3.5	Amended and Restated Bylaws of the Registrant. (incorporated by reference to the same numbered exhibit to SAVVIS’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).

4.1	Form of Common Stock Certificate (incorporated by reference to the same numbered exhibit to SAVVIS’ Registration Statement on Form S-1, as amended (File No. 333-90881)).

4.2	Certificate of Designations relating to the Registrant’s Series A Convertible Preferred Stock (incorporated by reference to the same numbered exhibit to SAVVIS’ Current Report on Form 8-K, dated March 27, 2002).

4.3	Amended and Restated Certificate of Designations relating to Registrants Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.4 to SAVVIS’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

4.4	Warrant Agreement, dated as of March 15, 2002, between the Registrant and Nortel Networks Inc. (incorporated by reference to Exhibit 4.4 to SAVVIS’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

4.5	Warrant, dated March 18, 2002, to purchase the Registrant’s common stock issued to Nortel Networks Inc. (incorporated by reference to Exhibit 4.6 to SAVVIS’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

4.6+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital II, L.P. (incorporated by reference to Exhibit 4.7 to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).

4.7+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital Offshore II, L.P. (incorporated by reference Exhibit 4.8 to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).

4.8+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to The BSC Employee Fund IV, L.P. (incorporated by reference to Exhibit 4.9 to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).

4.9+	Warrant, dated, June 28, 2002, to purchase the Registrant’s common stock issued to CVC II Partners, L.L.C. (incorporated by reference to Exhibit 4.10 to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).

4.10	Form of Series A Subordinated Note (incorporated by reference to the same numbered exhibit to SAVVIS’ Current Report on Form 8-K, dated February 25, 2004).

10.1	Amendment No. 6, dated August 13, 2004, to the Amended and Restated Master Lease Agreement, dated as of March 8, 2002, by and among SAVVIS Communications Corporation, other signatories named therein and General Electric Capital Corporation.

10.2++	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC Office LLC.

10.3++	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat LA1 LLC.

10.4++	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC4 LLC.

10.5++	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC5 LLC.

10.6++	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC8 LLC.

10.7++	Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.

10.8++	First Amendment, dated as of August 11, 2000, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.

10.9++	Second Amendment, dated as of August 11, 2000, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.

10.10++	Third Amendment, dated as of November 22, 2000, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.

10.11++	Fourth Amendment, dated as of January, 2001, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.

10.12++	Fifth Amendment, dated as of February 15, 2001, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.

10.13++	Sixth Amendment, dated as of August 7, 2001, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.

10.14++	Seventh Amendment, dated as of March 6, 2002, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.

10.15++	Eighth Amendment, dated as of March 23, 2002, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.

10.16++	Ninth Amendment, dated as of March 23, 2002, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.

10.17++	Tenth Amendment, dated as of August 27, 2003, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.

10.18++	Eleventh Amendment, dated as of March, 2004, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

++	A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVVIS Communications Corporation

Date:	November 15, 2004	By:	/s/ Robert A. McCormick
Robert A. McCormick
Chief Executive Officer

Date:	November 15, 2004	By:	/s/ Jeffrey H. Von Deylen
Jeffrey H. Von Deylen
Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS’ Registration Statement on Form S-1, as amended (File No. 333-90881)).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS’ Registration Statement on Form S-1, as amended (File No. 333-90881)).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same numbered exhibit to SAVVIS’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

3.5	Amended and Restated Bylaws of the Registrant. (incorporated by reference to the same numbered exhibit to SAVVIS’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).

4.1	Form of Common Stock Certificate (incorporated by reference to the same numbered exhibit to SAVVIS’ Registration Statement on Form S-1, as amended (File No. 333-90881)).

4.2	Certificate of Designations relating to the Registrant’s Series A Convertible Preferred Stock (incorporated by reference to the same numbered exhibit to SAVVIS’ Current Report on Form 8-K, dated March 27, 2002).

4.3	Amended and Restated Certificate of Designations relating to Registrants Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.4 to SAVVIS’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

4.4	Warrant Agreement, dated as of March 15, 2002, between the Registrant and Nortel Networks Inc. (incorporated by reference to Exhibit 4.4 to SAVVIS’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

4.5	Warrant, dated March 18, 2002, to purchase the Registrant’s common stock issued to Nortel Networks Inc. (incorporated by reference to Exhibit 4.6 to SAVVIS’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

4.6+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital II, L.P. (incorporated by reference to Exhibit 4.7 to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).

4.7+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital Offshore II, L.P. (incorporated by reference Exhibit 4.8 to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).

4.8+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to The BSC Employee Fund IV, L.P. (incorporated by reference to Exhibit 4.9 to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).

4.9+	Warrant, dated, June 28, 2002, to purchase the Registrant’s common stock issued to CVC II Partners, L.L.C. (incorporated by reference to Exhibit 4.10 to SAVVIS’ Current Report on Form 8-K, dated July 8, 2002).

4.10	Form of Series A Subordinated Note (incorporated by reference to the same numbered exhibit to SAVVIS’ Current Report on Form 8-K, dated February 25, 2004).

10.1	Amendment No. 6, dated August 13, 2004, to the Amended and Restated Master Lease Agreement, dated as of March 8, 2002, by and among SAVVIS Communications Corporation, other signatories named therein and General Electric Capital Corporation.

10.2++	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC Office LLC.

10.3++	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat LA1 LLC.

10.4++	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC4 LLC.

10.5++	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC5 LLC.

10.6++	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC8 LLC.

10.7++	Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.

10.8++	First Amendment, dated as of August 11, 2000, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.

10.9++	Second Amendment, dated as of August 11, 2000, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.

10.10++	Third Amendment, dated as of November 22, 2000, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.

10.11++	Fourth Amendment, dated as of January, 2001, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.

10.12++	Fifth Amendment, dated as of February 15, 2001, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.

10.13++	Sixth Amendment, dated as of August 7, 2001, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.

10.14++	Seventh Amendment, dated as of March 6, 2002, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.

10.15++	Eighth Amendment, dated as of March 23, 2002, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.

10.16++	Ninth Amendment, dated as of March 23, 2002, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.

10.17++	Tenth Amendment, dated as of August 27, 2003, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.

10.18++	Eleventh Amendment, dated as of March, 2004, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

++	A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.