Form 10-K
period 2004-12-31
SAVVIS COMMUNICATIONS CORP
filed 2005-03-04
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004, OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2004 was approximately $130,008,630 based upon the last reported closing sales price of $1.38 as reported on the Nasdaq SmallCap Market Index of such equity on such date.

The number of shares of the registrant’s common stock outstanding as of February 24, 2005 was 180,457,420.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Portions of the definitive proxy statement for the 2005 annual meeting of stockholders to be held on May 17, 2005, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

TABLE OF CONTENTS

PART I

Page 3	Item 1.	Business.

Page 23	Item 2.	Properties.

Page 23	Item 3.	Legal Proceedings.

Page 24	Item 4.	Submission of Matters to a Vote of Security Holders.

PART II

Page 24	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Page 25	Item 6.	Selected Financial Data.

Page 26	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Page 40	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Page 41	Item 8.	Financial Statements and Supplementary Data.

Page 41	Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Page 41	Item 9A.	Controls and Procedures.

Page 43	Item 9B.	Other Information.

PART III

Page 43	Item 10.	Directors and Executive Officers of the Registrant.

Page 43	Item 11.	Executive Compensation.

Page 43	Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Page 44	Item 13.	Certain Relationships and Related Transactions.

Page 44	Item 14.	Principal Accounting Fees and Services.

PART IV

Page 44	Item 15.	Exhibits and Financial Statement Schedules.

Page 51	Signatures.

Page 52	Index to Consolidated Financial Statements.

PART I

ITEM 1. BUSINESS.

CAUTIONARY STATEMENT

Some of the statements contained in this Form 10-K discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. Any statements in this report that are not statements of historical facts, are intended to be, and are, “forward-looking statements” under the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual events to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these “forward-looking statements” by our use of words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “intend” or “potential” or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause actual events or results to be materially different from the forward-looking statements include those discussed under the heading “Business—Risk Factors” and throughout this Form 10-K. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-K and the information incorporated by reference in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The terms “SAVVIS,” “we,” “us,” “the Company,” and “our” as used in this report refer to SAVVIS Communications Corporation, a Delaware corporation, and its subsidiaries, except where by the context it is clear that such terms mean only SAVVIS Communications Corporation.

OVERVIEW

SAVVIS is a global information technology, or IT, services company delivering integrated hosting, network, voice, digital content management, industry solutions and professional services to organizations around the world and to the U.S. federal government. Our unique solutions model combines advanced virtualization technology, utility services, and automated software management and provisioning systems to deliver “instant” access to a suite of IT services that offer high availability, business agility and disruptive economics. Our solutions enable customers to focus on their core business while we ensure the performance of their IT infrastructure. We have over 5,500 customers in the financial services, media, retail, professional services, healthcare and manufacturing sectors. For the fiscal year ended December 31, 2004, our revenues exceeded $616.8 million.

In March 2004, we purchased substantially all of the assets of Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc. together with the assets of certain of their affiliates (CWA). With the acquisition of CWA, we acquired internally developed assets and infrastructure systems. In addition, we acquired hosting assets in 15 data centers, 3,000 business clients, an Internet Protocol (IP) network, with a footprint encompassing approximately 27% of all Internet routes, a global Content Delivery Network and considerable consulting expertise that has enabled us to expand the scope of services we offer and the scale of our global operation. Our portfolio of services is as follows:

Managed IP VPN includes private networks (known as IP VPNs). This service is a fully managed, end-to-end service that includes all hardware, management systems, and operations to transport voice, video, and data applications. This service has built-in security, fully meshed connectivity, and the ability to assign individual service levels to different applications so each application receives the performance levels it requires and the customer saves money by not over-building their network.

Hosting includes the facilities, networks, servers, storage, and operations to run business applications. Customers can take advantage of our Flexible Service Model which allows them to decide the right mix of our service for their applications from full outsourcing to basic colocation. We offer these hosting services, as well as other services, through our 24 data centers located throughout the United States, Europe, and Asia. We also have integrated Microsoft Exchange 2003 and SharePoint® with our utility infrastructure to offer enterprise messaging and collaboration as an outsourced service.

Other Network Services includes Internet access, wholesale carrier networks, and voice services. These services can be purchased individually or in combination. The network portfolio emphasizes high performance and availability, end-to-end management and monitoring, security, any-to-any connectivity, and cost effectiveness.

Digital Content Management/Media Services provide a shared-managed infrastructure tied to workflow applications that enhance the creation, production and distribution of digital content and streaming media. These services help customers manage, share, store and distribute their digital content inside their organization and throughout supply chains outside of their organization through a single access point and a single system. We also offer a specific configuration of our hosting infrastructure called a Content Delivery Network (CDN) that integrates over 3,000 servers in nearly 500 locations around the world to improve the performance of web applications.

Our customers’ varied and individual needs often require that our portfolio of services be combined and integrated in order to best suit their needs. To address these needs, we also offer the following services:

Industry Solutions that integrate powerful applications with our global infrastructure to deliver services that enhance industry-specific workflows and improve enterprise productivity. Industry solutions support the financial services, media and entertainment, retail and federal government markets. Cross-industry solutions for email and collaboration are also available.

Professional Services are provided through a group of industry experts and skilled practitioners that allow our customers to get the maximum value out of their SAVVIS services. We offer assistance and consultation in networking security, performance tuning and optimization, business recovery, operations, and migration.

OUR HISTORY

Throughout our history, we have focused on delivering IT services to business and government enterprises. Our global IT infrastructure and service model were originally built as a business unit of Bridge Information Systems, Inc, a financial market data company. We were incorporated in Delaware in 1998 and began providing high speed Internet service to enterprise clients and Internet service providers. In 1999, we were acquired by Bridge, and our network was combined with Bridge’s network.

In February 2000, we completed an initial public offering (IPO) for the combined entity. We used part of the proceeds of the IPO to acquire the network and computing assets of Bridge, and we entered into an agreement to provide network services to Bridge and its world-wide client base. Also in 2000, we launched our Intelligent IPSM networking product suite. It allowed customers to have a private, secured, fully meshed network where individual applications could be assigned unique service levels all at price points lower than the frame relay and private line alternatives available at that time.

In 2001, Bridge went into bankruptcy, and Reuters Limited and Moneyline Telerate and Moneyline Telerate International (collectively, Telerate) agreed to acquire substantially all of Bridge’s assets. In the fall of 2001, we entered into network service agreements with Reuters and Telerate, effectively replacing the agreement with Bridge, then in the process of liquidation.

In 2002, we were chosen by Intel Online Services (IOS) to provide managed hosting services to their clients in the United States, United Kingdom, and Japan under contracts we entered into directly with former IOS customers. In 2003, we entered into leases and subleases and assumed management of all or a portion of IOS data centers located in Santa Clara, California; Chantilly, Virginia; London and Tokyo to serve these clients.

In 2003, we purchased the commercial business operations assets of WAM!NET, Inc., a global provider of content management and delivery services. The addition of WAM!NET brought SAVVIS critical application expertise in digital content management and a significant set of enterprise clients in the print and publishing, music and gaming, retail, and consumer goods vertical markets.

In 2004, we acquired substantially all of the assets of CWA out of bankruptcy. This acquisition, which closed in March 2004, expanded our portfolio of services, grew our customer base, and added 15 data centers, a Tier 1 Internet backbone, and an established content delivery network to our IT infrastructure. Also, in 2004, we launched our global portfolio of virtualized utility services that provide fully integrated server, storage and network capacity to run business applications using an on demand delivery model.

INDUSTRY TRENDS

The IT strategy of businesses has been increasingly focused on eliminating costs, improving agility, and focusing resources on projects that deliver competitive advantage.

While IT capabilities often conveyed competitive advantage in the past, businesses now recognize that a large part of IT infrastructure is no longer a strategic differentiator. As the core functions of IT, such as data storage, processing, and transport, have become common throughout all industries, these functions have become simply costs of doing business. A survey of IT executives conducted by IDG Research Services Group and CXO Media Inc. released in late 2003 indicated that 70% of IT resources are spent on existing systems and applications and only 30% on new projects.

Businesses face the challenge of allocating limited resources to new IT projects that can provide competitive advantage, while still having to spend most of their resources on existing, non-differentiating systems and infrastructure. In addition to the declining strategic importance of IT infrastructure, many businesses are also recognizing the high cost and inefficiency of managing IT themselves. As many companies experience budget constraints, it is increasingly difficult to upgrade technology and match IT costs with actual usage.

Given these trends in IT strategy, budget constraints, and inefficient use of resources, businesses are beginning to outsource core parts of their IT functions so they can focus on those parts of IT that still provide competitive advantage, such as customer or industry-specific applications.

Although businesses are increasingly accepting outsourcing as a viable option, many traditional outsourcing approaches are not adequate. Many outsourcers simply operate a customer’s infrastructure without fundamentally changing the underlying technology or the way the infrastructure is managed. For example, some outsourcers hire the customer’s staff, which may partially reduce a business’s labor costs, but the fundamental problem of using the wrong technology and managing the systems inefficiently is not solved.

OUR SOLUTION

Our solution is to provide managed IT infrastructure services that enable customers to benefit from significant cost savings and performance improvement. Our solutions are focused in three areas:

Virtualization. Our integrated systems deliver a broad range of functionality that has been traditionally provided by discrete hardware components. For example, we use software to dynamically configure “virtual” firewalls that can be installed on-demand rather than acquiring unique firewall “boxes” that must be physically installed to protect servers. We take a similar approach for networks, servers and storage. By “virtualizing” IT services, we can easily increase or decrease the IT solutions, extend our own best practices operation and continually refresh technology. The result is improved performance and lower costs for our clients.

Utility Services. Through virtualization, we have created a pool of IT resources that we control and manage centrally. As a result, once the customer is connected to our network, the customer has access to a suite of services in an on-demand or “utility” basis, eliminating the need to pay for hardware that a customer does not need or use. For example, customers of non-utility providers typically buy more storage capacity than they need, with the anticipation that they will grow to the point where they will need all the capacity. With a utility solution, customers pay for only what they use. Should the customer need more capacity, we offer flexible pricing and quick provisioning to provide additional storage on-demand. The benefit to customers is that they are better able to match costs with actual use.

Automation. We have developed proprietary software and end-to-end support systems that automate a large part of our business operations including order processing, service delivery, provisioning, equipment management, and billing. While many of our competitors have amassed multiple legacy systems that increase complexity and hurt customer service, we believe that our automated platform allows us to provide streamlined service to our customers at a lower cost.

In addition, unlike some of our competitors who have single service offerings such as Internet access, colocation, or content delivery network offerings, we offer a full range of services, including all of those as well as computing, storage, applications, network, and hosting. This approach enables us to be a flexible and scalable outsourcer for our customers, able to provision tailored, end-to-end IT infrastructure solutions on demand.

OUR STRATEGY

Our strategy is to become a leading provider of utility-based managed services including: network, hosting, digital content management, industry solutions and professional services. Key components of our strategy are to:

Strengthen our position as a leading IT infrastructure service provider. We seek to further develop our utility infrastructure to enhance the level of service that we provide to our customers. Through product development, validation from industry analysts and our customers, and increased brand awareness, we seek to attract more customers and expand and enhance our offering. As more customers realize the cost effectiveness of outsourcing significant parts of their IT infrastructure to us, we believe our reach and customer base will expand.

Cross-sell our full product offering to our existing customer base. As a result of our acquisitions of CWA, WAM!NET, and the Intel Online Services customers, we now have the opportunity to cross-sell our services to over 5,500 enterprise customers. We have successfully integrated our legacy network and hosting infrastructure with CWA’s so that we can offer our broad portfolio of services to our entire customer base. Our full suite of managed IP VPN and hosting services offers our customer base an attractive migration path to utility services and enables us to achieve higher levels of customer retention than traditional providers of commodity services such as bandwidth, space and power.

Further penetrate target vertical markets. Our service offering was originally developed to support real-time data collection and distribution applications for the financial services industry. Today, financial institutions rely on our services for a diverse set of applications including market data, electronic trading, and straight through processing (STP). We aim to further leverage our expertise and IT infrastructure to expand into other industry vertical markets with similar requirements for high-performance, cost-effective IT solutions such as media and entertainment, retail, healthcare, and the U.S. federal government.

Pursue strategic partnerships. We are pursuing strategic partnerships that will accelerate revenue growth. In particular, we aim to partner with entities, such as system integrators, that will expand the adoption of our utility services through their service capabilities and trusted relationships with their clients. We also intend to partner with firms that can add unique function to our services that address key market opportunities in targeted vertical markets or solution sets.

OUR SERVICES

We offer a suite of IT services that can be purchased as point solutions or as part of a total or partial outsourcing arrangement. These services fit broadly into the following categories: managed IP VPN, hosting, other network services, digital content management/media services, industry solutions, and professional services.

Managed IP VPN

IP VPN, sold under the Intelligent IPSM networking brand name, is a fully managed, end-to-end service that includes all hardware, management systems, and operations to transport voice, video, and data applications. This service has built-in security, fully meshed connectivity, and the ability to assign individual service levels to different applications so each application receives the performance levels required, and the customer pays for only what is needed.

Hosting

Utility Hosting combines our data center facilities, network, computing, storage, and operations management services to provide customers with an application platform that delivers better performance, higher availability and lower total cost than found with traditional service provider models. Utility Hosting operates on a virtualized pool of IT resources that are dynamically configured using software rather than using dedicated hardware “boxes” to provide network, security, computer processing, and storage. This approach reduces capital costs, improves performance, and increases our customers’ business agility.

Intelligent Hosting is sold under the Intelligent HostingSM brand name and uses industry standard hardware and software platforms installed in our data centers to deliver the IT services for running customer applications. We bundle all the technology and operations support into a service that customers can pay for monthly. This allows our customers to benefit from a highly reliable and secure IT infrastructure without the capital expense and ongoing operations, personnel and systems.

Colocation offers a variety of options to customers with needs for data center space and power for their server and networking equipment needs. We globally manage 24 data centers in the United States, the United Kingdom, and Japan so customers around the world can easily access their equipment. We provide conditioned power that delivers a stable power supply by eliminating spikes from the commercial power grid and providing a smooth transition to backup power supplies when necessary. Industrial grade cooling, fire suppression, physical security and hands-on support are key components of this offering.

Storage allows many businesses to buy data storage services on a monthly basis for both primary and backup applications. We offer both dedicated storage devices and utility storage to deliver a broad range of services including managed backup, managed vaulting, backup care and storage care. Each service is highly flexible enabling the customer to design the solution according to their needs.

Intelligent Messaging and Collaboration delivers Microsoft Exchange 2003 for outsourcing enterprise email and Microsoft SharePoint® for document collaboration and resource sharing. Both are run on our utility platform.

Security is a unique collection of systems, skills, and technology that can be delivered on a “mix and match” basis to meet customer requirements. Virtualized Security Services deliver “on-demand” firewall and intrusion detection for hosted infrastructure and in-network firewalling for the wide area network. Dedicated security services use technologies to provide intrusion detection and prevention services, managed network perimeter security, access and authentication, and scanning and analysis services.

Intelligent Monitoring, sold under the Intelligent MonitoringSM brand, provides proactive continuous monitoring and management of business critical IT applications and infrastructure. This offering supports a wide array of networking devices, operating systems, database systems and web servers.

Other Network Services

Internet Access is designed for businesses that run mission critical applications over the Internet. We offer Tier 1 Internet services in the United States, Europe and Asia that are managed or unmanaged and have speeds from fractional T-1 to full OC192. We can also include Internet service as part of a private IP VPN solution so that, for example, a business could use our private network to connect its offices and our Internet to reach its customers or partners. For the large enterprise or carrier customer, we offer High Speed Dedicated Internet Access (HS-DIA) which is unmanaged and delivered at speeds ranging from OC3 to OC192.

Private Line is sold under the Bandwidth ConnectSM brand name. Bandwidth Connect is a private line, point-to-point service that is sold on our OC192 backbone in the United States and Europe at physical line rates of T-1 and up. These circuits are dedicated to an individual customer that wants to connect two points or to use our service as a transport leg in a broader, global connection path.

Managed Voice integrates enhanced hosted voice applications such as 1-800 services, conferencing, find-me-follow-me, and auto attendant with voice transport services. Customers can buy the services individually using their current voice systems or as part of a new voice VPN solution.

High Speed Layer-2 VPN utilizes multiprotocol label switching (MPLS), a networking standard that is increasing in the industry. Over time, MPLS intends to provide many of the same capabilities that our Intelligent IPSM networking delivers today including quality of service, any-to-any connectivity, and security. Our High Speed Layer-2 VPN offering is a good fit for customers that have made a commitment to MPLS as an enterprise standard.

Digital Content Management/Media Services

WAM!NET Services provide a shared infrastructure tied to applications that streamline process and workflow around the creation, production and distribution of digital media and marketing content. These services help companies to manage, share, store, and distribute their digital media inside of their organization and throughout their external supply chains using a single access point.

Digital Media Studio provides production services for all forms of digital media to be delivered over the Internet. We have a full production studio in Weehawken, New Jersey that has produced thousands of webcasts such as annual shareholders’ meetings and built systems that encode music for web-based delivery.

Content Delivery Network is a unique configuration of our hosting and network assets that uses over 3,000 servers in nearly 500 locations to improve the performance, reliability, and reach of web applications. Our streaming services can be used to deliver single events or libraries of video or animated content. Our Intelligent Traffic Management service can be used to route traffic to individual servers based on business rules or continuously monitor systems and to reroute traffic should performance bottlenecks emerge.

Industry Solutions

Financial Services support Financial Information eXchange (FIX) electronic trading, extranet connectivity, raw and normalized market data feeds, and instant messaging compliance.

Media and Entertainment automates the creation, production, and distribution of digital content such as movies, music, print media, and marketing content.

Retail provides services for cardholder protection, e-commerce, customer service, distance learning, and managing and protecting digital brand assets.

Federal Government supports the unique information technology needs of the U.S. federal government through our subsidiary SAVVIS Federal Systems, Inc. based in Herndon, Virginia.

Professional Services

Our professional services organization assists our customers with assessing, designing, developing, implementing and managing outsourcing solutions. The professional services group offers:

•	web-based application consulting services;

•	disaster recovery and business continuity services;

•	infrastructure consulting services;

•	migration planning and analysis services;

•	security consulting services; and

•	program management services.

This group allows our customers to access the skills of a team of consultants who have assessed, designed and managed thousands of global IT systems.

CUSTOMER SERVICE

We know that high quality customer service is critical to attracting and retaining customers. Unlike most other service providers, who typically split customer service into separate departments, we built our customer service as a cohesive centralized operation. This means that all service calls are assigned a single point-of-contact in one of our four worldwide Operation Centers located in St. Louis, Missouri, Reading, U.K., Singapore, and Tokyo. This single point of contact works with our service engineers who are accountable for the performance of each of our customer’s solution. This unique strategy is the foundation of our customer care both at service installation and in ongoing support.

Service Installation Process. We significantly reduce the complexity and cost of the service installation process by having a single point of contact, as well as using one automated, company-wide system. With our automated installation process, the local loop is ordered, the network devices are configured, routing policies are established, and circuits are provisioned once a site is entered into the customer management system. In addition, because the network connection box at the customer’s location is typically a simple bridging device, not a complicated router, there is no need to dispatch a trained engineer to install the device, thus lowering costs to the customer while maintaining a high level of service.

Ongoing Support. Once a customer’s installation is complete, responsibility for ongoing support is transferred to our Global Solutions Group. This group, which also assigns a single point of contact to each customer call, is supported by powerful automated systems. We also provide additional customer support for our largest customers if these customers need it. Our proprietary systems continuously monitor the devices attached to our network that exceeds the capability of off-the-shelf software monitoring solutions. In addition, we have developed proactive automated systems to help prevent outages before they happen. Our systems continuously analyze data against performance thresholds to ensure optimal service. When a threshold is not met, an alert is automatically generated and routed to a technician who is trained to resolve the issue. As a result of these systems and processes, we alert our network customers within 15 minutes of an occurrence, regardless of whether the occurrence affects service.

Service Level Agreements. We offer end-to-end Service Level Agreements (SLAs) that provide guarantees for network availability, throughput, latency, packet loss and jitter. Our SLAs stand out in the industry as they cover end-to-end network performance within our global infrastructure and to the customer’s site.

CUSTOMERS

We currently provide services to over 5,500 customers. Our two largest customers, Reuters and Telerate, combined represented 20% of our revenue in 2004. In December 2004, Reuters and Telerate signed an agreement for Reuters to acquire Telerate. We cannot predict at this time what effect this will have on our business.

No other individual customer accounted for more than 10% of our revenues during 2004. Our contracts with our customers are typically for one to three years in length. Many of our customer contracts contain service level agreements that provide for service credits if we fail to maintain certain specified quality levels of service.

GLOBAL OPERATIONS

Facilities. Our clients “plug into” the SAVVIS infrastructure and receive services through hundreds of Points of Presence, or PoPs, in 47 countries. PoPs are secured facilities that provide highly reliable, direct access to our high-speed telecommunications infrastructure. We provide network connectivity through an extensive global infrastructure that includes over 300 ATM and Frame Relay switches, 200 backbone routers and 17,000 access devices on customer locations. Our network is designed with highly redundant backbone infrastructure including diversely routed long haul and local access connections from multiple carriers. This backbone network uses a ring architecture so that at least two different paths exist between switching facilities resulting in a self-healing, fault-tolerant network.

Operations Centers. Our global operations center located in St. Louis, Missouri, and our regional operations centers in Reading, U.K., Singapore, and Tokyo operate 24 hours a day, 365 days a year, and are staffed by skilled technicians. From the operations centers, we remotely monitor the components of the global infrastructure, perform diagnostics and maintain equipment. We also operate data center facilities around the globe, with one of the highest levels of security, redundancy, availability and on-site support in the industry.

Management and Monitoring Systems. We use proprietary systems and software to run the IT infrastructure for our customers. Using this software, we provide real-time monitoring for thousands of servers and storage devices, network circuits and connectivity devices worldwide in support of customers’ IT infrastructure. We also provide easy-to-use Web-based tools, allowing clients to monitor the critical elements of their solutions. We have real-time access to system performance statistics by day, week, or month including views into CPU utilization, disk capacity, processor capacity and network interface traffic.

Global Solutions Group. Our Global Solutions Group is responsible for managing and expanding the relationship with existing customers. The team alerts customers when they begin to outgrow their services and works with them to maximize the performance of their solutions. They also introduce new services to clients and build a plan, when appropriate, for integrating these services into their current solutions. Finally, they work closely with clients as their contract renewal approaches, advising them on the best way to leverage our portfolio of services.

SALES AND MARKETING

We primarily reach potential new customers and sell new services to our existing customers through our direct sales force.

Direct Sales. Our direct sales force uses a “solution selling” approach to understand a client’s IT infrastructure requirements. Once an opportunity is qualified with a new or existing customer, we engage product and engineering experts to design the final solution. With this approach, we are able to develop a relationship with the client, enabling us to maximize the value derived from our solutions. All direct sales representatives take part in an extensive training program designed to develop in-depth consultative selling skills so they can better understand customers’ complex network, hosting, and application requirements and help develop tailored solutions. In addition, we partner with agents and resellers who either sell our products themselves or refer business to our direct sales force.

Marketing. We are a business-to-business company whose marketing programs are targeted at information technology executives, as well as line of business and finance executives. We use marketing campaigns to increase brand awareness, generate leads, accelerate the sales process, retain existing customers, and promote new products to existing and prospective customers. We place print advertisements in trade journals, newspapers and special-interest publications. We participate in industry conferences and trade shows. We use direct mail, e-newsletters, surveys, telemarketing, Internet marketing, on-line and on-site seminars, collateral materials, and welcome kits to communicate with existing customers and to reach potential new customers. Our employees author and publish articles about industry trends and our services. Additionally, we work closely with industry analysts and the press so that they understand and can communicate the value of our services.

COMPETITION

Our competition ranges from very large telecommunications companies, hardware manufacturers, and system integrators that support the in-house IT operations for a business or offer outsourcing solutions, to smaller point solutions companies that sell individual IT services or solutions to selected industries.

Traditional Telecommunications Companies. This category includes companies such as AT&T Corp., Equant N.V., MCI, Inc., Qwest Communications International Inc. and Sprint Corporation. These traditional carriers have used their legacy voice and data business to expand into IP VPN and hosting services.

Large Scale Systems Integrators. Leading companies in this category include IBM and Electronic Data Systems Corporation (EDS). These companies tend to focus on large scale, long-term systems integration projects and outsourcing contracts that include hiring a large portion of the client’s staff.

Internet Infrastructure Service Providers. Companies such as Equinix, Inc. and Internap Network Services Corporation are included in this category. These companies tend to focus on one part of Internet infrastructure service such as colocation or Internet access.

Voice Providers. Competitors in this space are mostly focused on delivering local and long distance voice and, in some cases, voice VPNs. Established incumbent local exchange carriers such as SBC Communications, Inc. and Verizon Communications, Inc as well as voice services providers such as MCI, Sprint, and AT&T all take this approach. Hardware manufacturers such as Cisco Systems, Inc. and Avaya, Inc. target businesses that want to build their own voice network using new voice over IP (VoIP) technology.

Bandwidth Providers. Companies in this space, such as Level 3 and Broadwing, focus on providing unmanaged network connections to businesses that want to build and manage their own wide area data networks. This part of the industry is extremely price sensitive, and switching costs for customers are low. These providers compete by adding value-added, managed services with their bandwidth products.

Point Software and Service Solutions Providers. These competitors focus on delivering a niche solution to one of the industry verticals or solution areas targeted by SAVVIS. These are smaller companies with expertise in a single area that may be difficult to integrate with a business’ overall IT operations.

Content Delivery Network Providers. The CDN market includes competitors such as Akamai Technologies, Inc., Speedera Networks, Inc. and Mirror Image® Internet, Inc. that focus entirely on CDN solutions separate from a business’ overall IT operations.

In addition, we “compete” against potential customers’ ability to build and manage their own IT infrastructure. We believe some of the key factors customers consider in deciding whether to contract with us, perform services themselves, or contract with our competitors include customer service, price, technology and industry knowledge.

REGULATORY MATTERS

Overview

The following section describes material laws and regulatory developments that we believe are currently applicable to our business. It does not cover all present or pending federal, state, local or foreign regulations affecting the communications industry.

Regulatory Analysis by Service Type

We provide a portfolio of flexible, integrated, managed, and global outsourced technology infrastructure services that can be purchased individually or in combination to support a broad range of business applications. Our portfolio includes a full range of managed communications that we market under various trade names. Our communications-related services that are, or may be, subject to regulation include managed IP VPN, high bandwidth Internet access, private line services, managed voice services, and hosting.

Managed IP VPN

The core of our managed IP VPN business is providing managed data networking services to corporate customers. The managed IP VPN that we provide are generally characterized by regulators as data transmission services or value-added services. Where required, we are authorized by law, individual license, general authorization obtainable by simple notification or declaration, or by an automatic “class” license to provide these services in all countries in which we expect to generate significant revenue from these services. This includes the United States, United Kingdom and Japan, as well as other major markets in North America, the European Union and Asia. We believe that we have all material licenses or authorizations necessary to run our business. If we identify the need for an additional license or authorization, we intend to acquire such license or authorization.

High Bandwidth Internet Access

The High Bandwidth Internet Access services that we offer generally do not require any authorization beyond those required for managed data networking services and value-added services. In many countries, Internet services are less heavily regulated than other enhanced data services. In the United States, for instance, no individual authorization is currently required for provision of the type of Internet access that we offer. However, because Internet and Internet Protocol (IP) technology remain a relatively recent development, regulations concerning Internet access remain vague and unclear in many countries, including the United States. Any new interpretations of the regulations concerning Internet access could result in changes in the way we do business. For example, there is a risk that customers may attempt to use our network to access the

Internet in countries that may prohibit or restrict such access or, after accessing the Internet, may create or view content or engage in other activities that certain countries may wish to prohibit or restrict. We may limit this risk by discontinuing such access if measures are taken or threatened by the pertinent authorities to restrict the use of our network for these purposes.

Private Line Services

We offer domestic and international private line services. Our private line services provide a digital transmission channel of defined bandwidth between two points. Direct connectivity between fixed points is available within the United States, between the United States and the United Kingdom and between the United States and other locations in Europe and Asia where we have nodes to accommodate the service. Because the service is protocol independent and highly resilient, it can be designed to meet a variety of customer requirements and can carry data, digitized voice, fax, video, multimedia or any other form of digital transmission.

Customers are able to purchase capacity on a wholesale or unmanaged basis, annual lease or on an Indefeasible Right to Use (IRU) basis. Our services are most often used by large multinational companies as part of a private corporate network to carry mixed voice, high speed data or for a Local Area Network (LAN) interconnection and by other carriers and Internet Service Providers. In the United States, private line services are regulated by the United States Federal Communications Commission (FCC) as telecommunications services. Private line services are also regulated in other countries. We believe we have obtained all the necessary authorizations to provide these services. If we identify the need for any additional license or authorization, we intend to acquire such license or authorization.

Managed Voice Services

We offer a wide range of voice enhancement capabilities to our business customers. Our hosted telephony services are designed to enable the layering of a broad set of Information Technology (IT) and telephony services on both private branch exchange (PBX) and IP/Session Initiation Protocol (SIP) based voice networks. These services are designed to work with both legacy and IP-based voice networks and additional services can be implemented as needed. Voice over the Internet or voice over IP (collectively, referred to as VoIP) may be regulated as traditional voice service in certain countries. Moreover, countries, including the United States and the European Union, that today impose few restrictions on the provision of Internet services, including VoIP, may, in the future, adopt rules regulating VoIP services in a manner similar to the way they regulate basic voice telecommunications services. For example, to date, in the United States the regulatory status of VoIP services that permit pick-up and delivery of calls using the traditional public switched telephone network is uncertain. State public utility commissions have issued rulings and various courts are in the process of reviewing the state actions. The FCC has initiated a public inquiry to investigate the migration of voice services to IP-based networks and gather public comment to help it develop an appropriate regulatory environment for these services. We cannot predict the ultimate outcome of these various federal, state and court proceedings, and thus the future regulatory classification of VoIP remains uncertain. VoIP does not account for a significant amount of our revenue, and we are generally only a reseller of VoIP services. Accordingly, we do not currently believe that any regulatory developments with respect to VoIP would have a significant impact on us.

Hosting

The hosting services that we currently provide in the United States and other foreign countries are generally not considered telecommunications service. However, regulations concerning data protection may be applicable. Our data center facilities are designed to ensure a secure environment in which customers locate mission critical networking hardware, which enables us to provide value-added hosting management and service options including server management, operating system management, colocation, hardware management, and space and environmental provisioning. As in the United States, in most countries, hosting is a relatively new product offering and therefore, in general, communications regulations do not specifically address it, but may do so in the future.

Future Regulatory Developments

We do not currently anticipate the erection of any significant barriers or imposition of significant costs that would prevent us from obtaining the requisite authorizations in any of our principal markets. However, we cannot guarantee that governments will not institute laws and regulations that may affect the provision of these services and/or increase our costs for providing them. For example, an increasing number of countries continue to strengthen their national anti-terrorism laws as well as increasing the protection of national infrastructures. Measures include modification to the framework for legal interception, access to preserved or retained data, and in the case of some countries, proposals to extend retention periods for law enforcment purposes. Any impact on our provision of services will depend on any new laws or regulations that are imposed.

In addition, our business relies on customer access, interconnection services and leased lines supplied by other carriers. Changes to government laws and policies related to these services, including charges to access other supplier’s networks and charges that may be imposed to fund public programs, such as universal service, could have an impact on some of our services.

U.S. Regulatory Matters

With the exception of our private line service, our existing managed network, Internet access, managed voice and hosting services are generally not regulated by the FCC or any other government agency of the United States or public utility commissions of the individual states, other than regulations that apply to businesses generally.

Federal Regulatory Matters

The United States Communications Act of 1934, or the Telecommunications Act, regulates the provision of “telecommunications services” and specifically exempts “information services” from its regulation. Under the Telecommunications Act, “information services” are defined as “the offering of a capability for generating, acquiring, storing, transforming, processing, retrieving, utilizing, or making available information via telecommunications.” Services may have components of both “telecommunications” and “information,” and the FCC has identified such services as “hybrids.” The FCC has determined that certain hybrid services are exempt from federal regulation and will be treated like information services. Excluding our private line service, we believe that the products and services we offer, whether on a facilities or resale basis, generally qualify as information services as defined by the Telecommunications Act or exempt hybrid services as classified by the FCC and are not subject to federal regulation.

There is some uncertainty at the FCC and in the courts regarding the distinction between information and telecommunications services. For instance, at least one federal appeals court has found that when an Internet Service Provider (ISP) owns the transmission facilities, it provides telecommunications services and is subject to FCC regulation. In response partially to that decision, the FCC has taken a number of steps to address the regulatory status of access to the Internet over cable and other facilities. Accordingly, the FCC and the courts continue to consider whether or not facilities-based providers of Internet access services should be required to unbundle the “information” portion from the “telecommunications” portion of their services. If the FCC adopts such a requirement, all facilities-based ISPs could be required to contribute to the federal universe service fund (USF) based on revenues derived from providing the telecommunications services underlying the provision of their information service offerings. To the extent that we elect to become or are deemed to be a facilities-based ISP, we could be required to make these USF contributions.

In addition, there are numerous proceedings pending before the FCC regarding the appropriate regulatory classification of broadband Internet access services, and other IP enabled services. Although the FCC has tentatively concluded that broadband wireline Internet access services are “information services,” under the Telecommunications Act, there is no guarantee that the FCC will adopt this tentative conclusion or that the FCC will not impose regulatory obligations on providers of broadband Internet access services, such as USF contribution requirements. Even if the tentative conclusion is adopted, it is unclear what effect such a ruling would have on the regulatory classification of our data networking services.

Furthermore, advancements in technology are increasingly narrowing the distinctions, from a customer’s perspective, between traditional or basic telecommunications services and Internet protocol or Internet-based services with respect to voice, and this may also lead regulators to reassess their treatment of such services. The FCC previously concluded that some of the services currently offered over the Internet, such as phone-to-phone IP telephone services, may be functionally indistinguishable from traditional telecommunications service offering and that their regulatory status should be reviewed.

In 2003, a number of state public utility commissions (PUCs) instructed providers of VoIP services to apply for and obtain state authorizations. In response, a number of these providers filed suit claiming that the FCC has exclusive jurisdiction in this area. Providers also petitioned the FCC requesting a ruling on the jurisdiction questions related to VoIP services. In 2004, the FCC issued an order stating that VoIP was within the exclusive jurisdiction of the FCC. Courts reviewing the original appeals of state PUC decisions have cited this order in upholding court orders preventing state PUCs from enforcing their rules. Some state PUCs have announced their plans to appeal this FCC decision.

The FCC has also initiated a public inquiry to gather information regarding the migration of voice services to IP-based networks and gather public comment to help it develop an appropriate regulatory environment for these services. We cannot predict the ultimate outcome of these various federal, state, and court proceedings, and thus the future regulatory classification of VoIP remains uncertain. There is some risk, therefore, that our VoIP services could be subject to regulation, including requirements to make USF contributions, and that those services could be treated similarly to voice services provided over conventional circuit-switched network facilities for purposes of making payments to local telephone companies for origination and termination of call and for other purposes.

Our interstate private line services are governed by Title II of the Communications Act of 1934, as amended by the Telecommunications Act, which establishes the regulatory requirements for common carriers involved in interstate or international communications by wire. We hold the required licenses to provide our interstate and international common carrier telecommunications services on both a facilities and leased basis. Additionally, we are obligated to make USF contributions based on the revenue from the the interstate and international portions of the private line services. We do not currently believe that we are subject to the jurisdiction of individual state regulatory authorities.

State Regulatory Matters

Intrastate telecommunications services are subject to regulation by the relevant state PUC and may be subject to licensing requirements, tariffs, and/or subsidy mechanisms. States also regulate telecommunications services through certification of providers of intrastate services, regulation of intrastate rates and services offering, and other regulations. Under the Telecommunications Act, states retain jurisdiction to adopt regulations necessary to preserve universal services, protect public safety and welfare, ensure the continued quality of communications services and safeguard the rights of consumers.

Because we bundle our data transmission services with information services, we do not believe our managed IP, Internet access and hosting services are regulated at the state level for similar reasons that our services are not regulated by the FCC. However, there is little guidance on the regulation of hybird services at the state level, and there is some risk that our services could be subject to state regulation in the future.

In addition, we do not believe that our private line services are subject to state authorizations. However, as noted above under “Federal Regulatory Matters,” states are beginning to review the provision of VoIP, including support for E911 service capability, and it is unclear whether our services could be subject to state regulation in the future. See “Regulation-U.S. Regulatory Matters-Federal Regulatory Matters.”

Future Federal and State Developments

With the exceptions discussed above, we believe that the majority of our services are not currently subject to state or FCC licensing, reporting or USF obligations. However, various communications services and technologies are currently the subject of judicial proceedings, legislative hearings, and administrative actions which could change, in varying degrees, the manner in which the telecommunications industry as well as ISPs operate. We cannot predict the outcome of these proceedings, or the impact they may have on the telecommunications or information services industries generally, or on us particularly. In addition, we cannot guarantee that future legislative, regulatory or judicial changes in the United States or other countries in which we operate will not have a material adverse impact on our business. To the extent that future regulatory licenses or permissions are necessary or useful for us to provide our services, we currently expect that we would obtain those licenses and permissions and do not currently believe that such applications would be denied or we would face processing delays that will have a material adverse effect on us. Moreover, if new laws or regulations are imposed on our industry, or existing regulations are extended to cover our specific services, we expect these regulations to apply to all similarly situated parties offering comparable services, including our competitors.

International Regulatory Matters

International Operations and Authorizations

Our principal markets outside the United States include the European Union and the Asia Pacific Rim. We have network operational centers in the United Kingdom, Japan and Singapore. As is true in the United States, the market for our services in each of the major economies within these regions are open to foreign competition. We believe that we are authorized to provide our services under the applicable regulations in all countries where we derive substantial business. In certain countries throughout Asia, Latin America, the Middle East and Africa, regulatory and market access barriers, including foreign ownership limitations and entrenched monopolies, continue to prevent us from providing services directly to customers. As our business plan does not contemplate our selling a significant amount of services in any of these countries in the near term, we do not believe that our inability to offer services directly to customers in these countries will impact us significantly. Nevertheless, in many of the highly regulated countries in these regions, we partner with local providers to provide certain services indirectly to our customers.

European Union

The European Union (EU) adopted measures designed to liberalize the telecommunications networks and services of its member countries in 1998, and in 2003, the EU’s eCommunications Regulatory Framework became effective. As required, EU members are in the process or have incorporated these principles into their respective domestic legal frameworks.

The EU has also adopted a series of directives extending telecommunication regulation to electronic communications networks and services, including the Internet. For example, Directive 2000/31/EC provides that network services providers are generally exempt from liability for the content transmitted on their networks and for caching and hosting activities, subject to certain conditions. This directive also states that service providers shall not have a general obligation to monitor content. Directive 2002/58/EC obligates network service providers to implement security measures and to discard customer data as soon as such data is no longer needed for billing. The EU Data Protection Directive imposes significant notice and access obligations on data controllers, which are entities that determine how personal information will be used and processed. Requirements for data processors are less stringent. Data processors may only use or process the data as specified by the controller, and they must implement measures to protect the data from loss, alteration or misuse. We believe that with respect to the services we provide our customers, we are a data processor and not a data controller and that we comply with the applicable data protection requirements.

While the EU directives were intended to harmonize regulations across Europe with respect to electronic communications networks and services, implementation among member countries has been inconsistent in some areas. Despite inconsistencies in implementation, the general trend appears to be toward removing most regulatory barriers throughout the region, which is beneficial to our business in Europe.

United Kingdom

Within the European Union, the United Kingdom is our largest single market. Our network operations center for our Europe, Middle East and Africa (EMEA) operations is based in London, as are the majority of our EMEA employees. In addition, we operate data centers in the United Kingdom. The United Kingdom has implemented key EU Directives through various regulations and acts. In 2003, the United Kingdom adopted a Communications Act that replaced the Telecommunications Act of 1984 and served to implement the EU liberalization regime. This act also created the Office of Communications, a single regulatory body, to oversee the entire electronic communications sector. In January 2004, the Office of Communications began a strategic review of the telecommunications sector in the United Kingdom, and the outcome of this review will be a statement setting forth its approach to telecommunications regulation. We hold a Telecommunications Services Class License in the United Kingdom that enables us to provide our services to our U.K. based customers.

Asia-Pacific Rim

Our two primary markets in the Asia-Pacific Rim are Japan and Southeast Asia, and we are authorized to provide our services in both areas. Additionally, we operate network operations centers in both Japan and Singapore and a data center in Tokyo.

Japan

Japan’s Ministry of Internal Affairs & Communications partially amended its Telecommunications Business Law with the aim of deregulating the telecommunications marketplace. Effective in April 2004, the new law abolished the system of Type I and Type II Telecommunication businesses. Under the new law, we were required to obtain an authorization through a simplified registration or notification system. We received our authorization under the current scheme on December 1, 2004. The additional steps toward deregulation of the telecommunications sector should afford opportunities to new market entrants and increase competition for current players, which we expect will benefit providers relatively new to the market, such as ourselves.

Singapore

Once characterized as a monopoly, the telecommunications market in Singapore is now one of the most liberalized and competitive in the region. We hold a Service Based Operator (Individual and Class) License that enables us to provide our services directly to our customers.

Global Developments

The World Trade Organization (WTO) is the international organization responsible for global rules governing trade among nations. The Uruguay Round expanded the scope of the mulitlateral trading system to cover trade in services through the General Agreement on Trade in Services (GATS). One of the sectors covered under the GATS is telecommunications. In 1993, during the Uruguay Round, a number of countries made commitments to permit value-added services. In 1997, The WTO Basic Telecom Agreement was concluded under the framework established by the GATS. 70 WTO members made commitments with regard to basic telecommunications, including local and long distance and international services using both wireline and wireless technologies. Since that time, additional countries have made commitments with respect to basic services. In 2001, the WTO embarked on a new round of trade negotiations – the Doha Development Agenda. This round is not expected to be completed until sometime in 2005, at the earliest.

Despite enactment of the WTO Basic Telecom Agreement, regulatory obstacles continue to exist in a number of the countries that signed the agreement. Some of these countries made only limited commitments in terms of the services that they were willing to liberalize and the timeframe in which they were willing to do so. In addition, some less developed countries are not well prepared for competition or for effectively regulating a liberalized market, and gaining the requisite experience and expertise is likely to be a long and difficult process. Moreover, even in the more liberalized countries, difficulties remain including complicated licensing rules, foreign ownership limits, high fees and undeveloped competition and interconnection safeguards. Nevertheless, we believe that, overall, the WTO Basic Telecom Agreement, and its implementation by these countries, which account for the bulk of global telecommunications revenue, offers us significant opportunities to provide our services on a global basis.

Other Pertinent Regulatory Developments

The laws and regulations relating to the liability of network service providers continues to evolve in the United States and abroad as the use and popularity of the Internet and World Wide Web continues to grow. Accordingly, laws and regulations are being and will likely continue to be adopted at the federal, state, and local levels, as well as in the foreign countries in which we operate, governing such issues as content liability, privacy, consumer protection, child protection, intellectual property, libel, taxation, mass circulation of unsolicited e-mail, gambling, pornography, law enforcement and national security, among others. The implementation of any such legislation could result in direct or indirect regulation of service providers such as ourselves and we may be subject to litigation. In that case, it is likely that we would have to implement additional policies and procedures, and incur additional costs, designed to assure our compliance with the particular legislation and to defend against any claims, which costs could be material to our business.

INTELLECTUAL PROPERTY

We protect certain proprietary aspects of our business with a combination of patent, trademark, trade secret, copyright and other intellectual property laws, as well as with internal and external nondisclosure safeguards including confidentiality agreements and contractual restrictions and agreements. We actively seek to limit disclosure of our intellectual property by entering into confidentiality agreements with our employees and consultants and by restricting and controlling access to and distribution of our proprietary information, including our source code. Additionally, we require all employees and consultants to enter into invention assignment agreements with us.

We have a number of United States and international patents protecting aspects of our technology, and we are currently pursuing patent applications in the United States and internationally. We have registered trademarks for our business name and several product and service names and marketing slogans. In addition, we have applied for trademark protection for various products, services and marketing slogans. We have also registered various Internet domain names in connection with the SAVVIS public website. We do not hold any material licenses, franchises or concessions.

Although we consider our intellectual property rights to be valuable, we do not believe that we are materially dependent on any such rights.

EMPLOYEES

As of December 31, 2004, we employed 1,858 full-time persons, of which 1,444 were engaged in engineering, global operations and customer service; 236 in sales, sales support, product management, and marketing; and 178 in finance and administration. None of our employees are represented by a labor union. We believe our relationship with our employees is good.

AVAILABLE INFORMATION

Our Internet site is at http://www.savvis.net. We are not including the information contained on our website as part of, or incorporating it by reference into, this filing. We make available to the public on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission.

RISKS RELATED TO OUR BUSINESS

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

RISKS RELATED TO OUR BUSINESS

A material reduction in revenue from either of our two largest customers, who combined represented approximately 20% of our revenues in 2004, would harm our financial results.

Reuters and Telerate combined accounted for approximately $122.0 million or 20% of our revenue in 2004 compared to $137.2 million or 54% of our revenue in 2003. This reduction from the prior year was primarily due to the increase in our customer base as a result of the acquisition of CWA, reduced pricing for certain of our services, and a reduction of service locations by Reuters and Telerate resulting from customer losses. While Reuters and Telerate are contractually bound to purchase our services, material defaults by us under the agreements or failure by us to maintain the service level commitments could lead to reductions in the amount of services they purchase and/or termination of the respective agreements. The service contracts with these customers also provide that a business downturn that negatively affects either Reuters or Telerate could also lead to a reduction of their respective obligations to purchase our services. In addition, Reuters is presently contractually bound to purchase network services from us only through September 2006. There can be no assurance that Reuters will continue to purchase services from us after that date.

Our revenue from Reuters was $78.0 million in 2004, $82.7 million in 2003 and $102.2 million in 2002. The decline in 2004 resulted from the termination of service locations by Reuters resulting from customer losses by Reuters and reduced pricing for certain of our services. In addition, Reuters owns a network services company that directly competes with us and that was formed to be Reuters preferred network partner. In October 2004, Reuters entered into discussions with an international telecommunications provider to secure a long-term agreement for the provision of network services and to divest its interest in the network company. Reuters could migrate material business from us to the network services company or to our competitors, which could materially reduce our revenues.

Our revenue from Telerate was $44.0 million in 2004, $54.4 million in 2003 and $70.3 million in 2002. This decline resulted from the termination of service locations by Telerate resulting from customer losses by Telerate and reduced pricing for certain of our services.

In December 2004, Reuters and Telerate signed a definitive agreement for Reuters to acquire Telerate. The consideration payable to Telerate includes all of the Series A Preferred Stock of our company owned by Reuters. We cannot predict at this time what effect this will have on our business if the acquisition is or is not completed.

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

We expect to continue to incur net losses.

We incurred a net loss of $148.8 million in 2004, $94.0 million in 2003 and achieved net income of $13.9 million in 2002 due to one-time gains on the extinguishment of debt in the amount of $97.9 million. We had negative cash flows from operating activities of $26.8 million in 2004, $0.3 million in 2003 and $45.0 million in 2002. We expect to continue to incur net losses at least through 2006.

Our revenues and operating results are affected by a number of factors including the following:

•	demand for and market acceptance of our network, hosting, media services, industry solutions, and professional services;

•	increasing sales, marketing and other operating expenses;

•	our ability to retain key employees that maintain relationships with our customers;

•	the duration of the sales cycle for our services;

•	the announcement or introduction of new or enhanced services by our competitors;

•	acquisitions we may make;

•	changes in the prices we pay for utilities, local access connections, Internet connectivity and longhaul backbone connections; and

•	the timing and magnitude of capital expenditures, including costs relating to the expansion of operations, and of the replacement or upgrade of our hosting infrastructure.

Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as indications of future performance. In addition, these factors may affect our long-term viability.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

If we do not have sufficient cash flow from our operations, we may need to raise additional funds through equity or debt financings in order to meet our operating and capital needs. We may not be able to secure additional debt or equity financing on favorable terms, or at all, at the time when we need such funding. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. In addition, any debt financing that we may secure in the future could have restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, if we decide to raise funds through debt or convertible debt financings, we may be unable to meet our interest or principal payments.

We have experienced revenue losses from reductions in services by customers, price reductions on services and customer turnover in the past and may continue to do so in the future. If we continue to experience such revenue loss without a corresponding growth in new customers or services, our revenues would decrease.

Revenue loss occurs for several reasons, such as individual site reductions in customer networks, price reductions, voluntary termination by customers who choose to switch to a competing service and termination for nonpayment of bills or abuse of the network. We have experienced revenue loss in the past and as our customer base grows these revenue losses may continue or even increase. If, in the future, we were to lose a large number of customers or Reuters or Telerate without signing contracts with new customers, our revenues would decrease.

Our brand is not as well known as some of our competitors. Failure to develop brand recognition could hurt our ability to compete effectively.

We need to strengthen our brand awareness to realize our strategic and financial objectives. Many of our competitors have well-established brands associated with the provision of data networking, Internet access, hosting services, managed voice and digital content management services, and significantly larger budgets for brand promotion than we do. The promotion and enhancement of our brand also will depend in part on our success in continuing to provide high quality services. We cannot guarantee that we will be able to maintain or achieve these levels of quality.

Our failure to meet performance standards under our service level agreements could result in our customers terminating their relationship with us or our customers being entitled to receive service credits which could lead to reduced revenues.

We have service level agreements with substantially all of our customers in which we provide various guarantees regarding our levels of service. If we fail to provide the levels of service required by these agreements, our customers may be able to receive service credits for their accounts, as well as terminate their relationship with us. If we are unable to maintain performance standards and Reuters, Telerate or a significant number of other customers exercise these rights, our revenues could be materially reduced.

If we are unable to provide satisfactory and high quality customer services, customer satisfaction and demand for our services will suffer.

We believe that building strong relationships with our customers, as well as future growth in our sales, depends on our ability to provide our customers with customer support, training, consulting and maintenance when necessary. We have an in-house technical infrastructure group, customer service group and field solutions group that are responsible for the delivery of services to our customers. If we are unable to provide customers with satisfactory and quality customer support, training, consulting, maintenance and other services, we could face customer dissatisfaction, damage to our reputation, decreased overall demand for our services and loss of revenue.

Our significant indebtedness could limit our ability to operate our business successfully.

We are highly leveraged. As of December 31, 2004, the total principal amount of our debt, including capital lease obligations, was $285.1 million. We expect our interest expense to be approximately $60.9 million and $67.9 million in 2005 and 2006, respectively, under our current financing. In order to finance our acquisition of the assets of CWA and to provide ongoing funding to its operations and capital expenditures, we issued $200.0 million in Series A Subordinated Notes in February 2004 that accrued interest at the rate of 12.5% until February 3, 2005, and thereafter at 15%. Interest accrues on a non-cash basis and is payable semi-annually in kind. The notes are due on January 30, 2009. In addition, our agreement with General Electric Capital Corporation (GECC) bears interest at the rate of 9% until September 2005, at which time it increases to 12%. As of December 31, 2004, our outstanding obligation under this agreement is $53.7 million. Our GECC and capital lease obligations require monthly cash payments for interest. Our GECC obligation matures in 2007 and our capital lease obligations have a fifteen year maturity. Our level of indebtedness increases the possibility that we may not generate cash sufficient to pay, when due, interest on or other amounts due in respect of our indebtedness. If we do not have sufficient cash available to repay our debt obligations when they mature, we will have to refinance such obligations, and there can be no assurance that we will be successful in such refinancing or that the terms of any refinancing will be acceptable to us. The amount of our debt also means that we must dedicate a substantial portion of our cash flows from operations to the payment of our indebtedness, reducing the funds available for operations, working capital, capital expenditures, acquisitions, and general corporate or other purposes. Our cash debt service obligation for our existing debt as of December 31, 2004, is $15.3 million in 2005 and $16.9 million in 2006.

Our rapid growth and expansion may strain our resources.

Due to our acquisition of CWA, we experienced rapid growth. This rapid growth placed, and may continue to place, a significant strain on our operating and financial resources. Our future performance will partly depend on our ability to manage our growth effectively, which will require that we further develop our operating and financial system capabilities and controls. We have invested and intend to continue to invest significant amounts in billing systems, operational systems, customer service systems and financial systems.

We may make acquisitions or enter into joint ventures or strategic alliances, each of which is accompanied by inherent risks. Additionally, we have acquired the assets of and assumed the customers of several businesses which may continue to pose inherent risks to our business.

If appropriate opportunities present themselves, we may make acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

•	the difficulty of assimilating the operations and personnel of the combined companies;

•	the risk that we may not be able to integrate the acquired services, products or technologies with our current services, products and technologies;

•	the potential disruption of our ongoing business;

•	the diversion of management attention from our existing business;

•	the inability to retain key technical and managerial personnel;

•	the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;

•	increases in reported losses as a result of charges for in-process research and development and the amortization other intangible assets;

•	difficulty in maintaining controls, procedures and policies;

•	the impairment of relationships with employees, suppliers and customers as a result of any integration;

•	losses of acquired base of customers and accompanying revenue; and

•	the assumption of leased facilities, or other long-term commitments that could have a material adverse impact on our profitability and cash flow.

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately and our management may not be able to report that our internal controls over financial reporting are effective, which could harm our operating results.

We have devoted significant resources to comply with the new internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires that we annually furnish an internal controls report of our management’s assessment of the effectiveness of our internal controls and our auditors are required to attest to, and report on, our assessment. In addition, effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. To manage this growth effectively, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. We cannot be certain that these measures will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results or cause management to be unable to report that our internal controls over financial reporting are effective.

We may be liable for the material that content providers distribute over our network.

The law relating to the liability of private network operators for information carried on or disseminated through their networks is currently unsettled. We may become subject to legal claims relating to the content disseminated on our network. For example, lawsuits may be brought against us claiming that material on our network on which one of our customers relied was inaccurate. Claims could also involve matters such as defamation, invasion of privacy and copyright infringement. Content providers operating private networks have been sued in the past, sometimes successfully, based on the content of material. If we need to take costly measures to reduce our exposure to these risks, or are required to defend ourselves against such claims, our financial results could be negatively affected.

Failures in our network, including any breach of security, could disrupt our ability to provide our services, increase our capital costs, result in a loss of customers or otherwise negatively affect our business.

Our ability to implement our business plan successfully depends upon our ability to provide high quality, reliable services. Interruptions in our ability to provide our services to our customers, through the occurrence of a natural disaster or other unanticipated problem, could adversely affect our business and reputation. For example, problems at one or more of our data center facilities could result in service interruptions or significant equipment damage. In addition, our network could be subject to unauthorized access, computer viruses, and other disruptive problems caused by customers, employees, or others. Unauthorized access, computer viruses or other disruptive problems could lead to interruptions, delays or cessation of service to our customers. Unauthorized access could also potentially jeopardize the security of confidential information of our customers or our customers’ end-users, which might expose us to liability and also deter potential customers. We may be unable to implement disaster recovery or security measures in a timely manner or, if and when implemented, these measures could be circumvented through the reoccurrence of a natural disaster or other unanticipated problem, or as a result of accidental or intentional actions. Resolving network failures or alleviating security problems may also require interruptions, delays or cessation of service to our customers. Accordingly, problems at our data centers, network interruptions or breaches of security on our network may result in liability, a loss of customers and damage to our reputation.

We are dependent on our key personnel and our ability to recruit, train and retain these professionals.

Our current and planned operations depend on our ability to identify, hire, train and retain IT professionals, technical engineers, operations employees, sales and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company to grow. There is a shortage of qualified personnel in these fields, and we compete with other companies for this limited pool of these personnel. There is no assurance that we will be able to recruit or retain such personnel, and the loss of our key personnel could be disruptive, which could cause our operations and financial results to be negatively impacted.

We are exposed to movements in foreign currency exchange rates.

We provide our services in a number of countries throughout the world, and as a result, are exposed to movements in foreign currency exchange rates. We have foreign exchange risk related to our foreign operations to the extent that revenues in foreign currencies do not offset expenses in the same currencies. We incur approximately 12% of our costs in countries outside of the United States that are in excess of revenues billed in those countries. In the future, we may engage in hedging transactions to mitigate foreign exchange risk. In terms of foreign currency translation risk, we are exposed primarily to the Euro and the British pound.

RISKS RELATED TO OUR INDUSTRY

The markets for our network, hosting, digital content management/media services, industry solutions, and professional services are highly competitive, and we may not be able to compete effectively.

The markets for our network, hosting, digital content management/media services, industry solutions, and professional services are extremely competitive, and there are few significant barriers to entry. We expect that competition will intensify in the future, and we may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully in these markets. Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and greater market presence, engineering and marketing capabilities and financial, technological and personnel resources than we do. As a result, as compared to us, our competitors may:

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

Examples of our competitors in the traditional telecommunications companies’ category include AT&T Corp., Equant N.V., MCI, Inc., Qwest Communications International Inc., and Sprint Corporation. Our competitors in hosting services are Equinix, Inc. and Internap Network Services Corporation. Large-scale systems integration companies competing with our services include IBM® and Electronic Data Systems Corporation (EDS).

We may have to compete with an increased number of competitors.

We expect that new competitors will enter the data networking, Internet access and hosting markets. Such new competitors could include computer hardware, software, media and other technology and telecommunications companies, as well as satellite and cable companies. A number of telecommunications companies and online service providers currently offer, or have announced plans to offer or expand, their data networking services. Further, the ability of some of these potential competitors to bundle other services and products with their data networking services could place us at a competitive disadvantage. Various companies are also exploring the possibility of providing, or are currently providing, high-speed data services using alternative delivery methods, including the cable television infrastructure, direct broadcast satellites, all optical networks, gigabit ethernet, wireless cable and wireless local access. In addition, Internet backbone providers may benefit from technological developments, such as improved router technology that will enhance the quality of their services. Because we purchase telecommunications services from local competitors, this may result in decreased local competition and increased our costs for local telecommunications services and thus increase prices to our customers.

Our failure to achieve desired price levels could impact our ability to achieve profitability or positive cash flow.

We have experienced and expect to continue to experience pricing pressure in the markets we serve. Prices for IP VPNs and Internet access and services have decreased significantly in recent years, and we expect significant price declines in the future. In addition, by bundling their services and reducing the overall cost of their services, telecommunications companies that compete with us may be able to provide customers with reduced communications costs in connection with their data networking, Internet access or hosting services, thereby significantly increasing pricing pressure on us. We may not be able to offset the effects of any such price reductions even with an increase in the number of our customers, higher revenues from enhanced services, cost reductions or otherwise. In addition, we believe that the data networking and VPNs and Internet access and hosting industries are likely to continue to encounter consolidation and greater efficiencies as a result in the future. Increased price competition or consolidation in these markets could result in erosion of our revenues and operating margins and could prevent us from becoming profitable.

Consolidation in the telecommunications industry may impede our ability to compete effectively.

In recent months, several telecommunication companies have announced planned mergers with other telecommunication companies, including the planned mergers of SBC Communications Inc. and AT&T Corp. and Verizon Communications, Inc. and MCI, Inc. If consolidation in the telecommunications industry continues, there will be fewer companies competing in this market, changing the nature of the market and possibly causing us to pay higher prices for the services that we receive from these companies. For example, large telecommunication companies, such as AT&T Corp., buy access lines in bulk from regional telecommunication companies and resell these to carriers such as us at discounted rates. If consolidation in the industry continues, there will be fewer service providers and this may cause us to have to pay higher prices for access lines, which may impede our ability to compete effectively.

New technologies could displace our services or render them obsolete.

New technologies or industry standards have the potential to replace or provide lower cost alternatives to our Internet access services, data networking and hosting services. The adoption of such new technologies or industry standards could render these services obsolete or unmarketable. For example, these services rely on the continued widespread commercial use of the set of protocols, services and applications for linking computers known as Internet protocol. Alternative sets of protocols, services and applications for linking computers could emerge and become widely adopted. For example, improvements in Internet protocol to allow for the assignment of priorities to data packets in order to ensure their delivery in the manner customers prefer would eliminate one advantage of the Asynchronous Transfer Mode (ATM) architecture of our network. We cannot guarantee that we will be able to identify new service opportunities successfully and develop and bring new products and services to market in a timely and cost-effective manner, or that products software and services or technologies developed by others will not render our current and future services non-competitive or obsolete. In addition, we cannot guarantee that our current and future services will achieve or sustain market acceptance or be able to address effectively the compatibility and interoperability issues raised by technological changes or new industry standards. If we fail to anticipate the emergence of, or obtain access to a new technology or industry standard, we may incur increased costs if we seek to use those technologies and standards, or our competitors that use such technologies and standards may use them more cost-effectively than we do.

The data networking and Internet access industries are highly regulated in many of the countries in which we plan to provide services, which could restrict our ability to conduct business internationally.

We are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions. Future regulatory, judicial and legislative changes may have a material adverse effect on our ability to deliver services within various jurisdictions. National regulatory frameworks that are consistent with the policies and requirements of the World Trade Organization have only recently been, or are still being put in place in many countries. Accordingly, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market. As a result, in these markets we may encounter more protracted and difficult procedures to obtain licenses and negotiate interconnection agreements. In addition, many countries have attempted to regulate Internet telephony and voice-over-Internet protocol (collectively, VoIP) as they do traditional basic telephony and the European Union has taken a more restrictive view on these services than the United States. Within the United States, various proceedings at the state and federal level are underway to address how to classify this emerging technology. Specifically, VoIP communications which meet certain conditions could be regarded as voice telephony and subject to regulation given E911 regulatory requirements. Such policies may complicate or delay efforts we may wish to undertake to roll out VoIP services globally.

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

Investment partnerships sponsored by Welsh, Carson, Anderson & Stowe (Welsh Carson) own approximately 57% of our outstanding voting stock as of December 31, 2004. In addition, these investment partnerships currently have the right to appoint half of the members of our Board of Directors pursuant to an Investors Rights Agreement among us and certain of our stockholders. During 2002, in order to obtain additional funding for our operations and to complete our debt restructuring, we issued $203.1 million of our 11.5% Series A convertible preferred stock (Series A Preferred), including $139.8 million to investment partnerships sponsored by, and individuals affiliated with Welsh Carson. The Series A Preferred accrues dividends at the rate of 11.5% annum on the outstanding accreted value thereof and these accrued but unpaid dividends are added to the outstanding accreted value quarterly. The Series A Preferred is convertible into such number of our common stock equal to the outstanding accreted value divided by the conversion price of $0.75, and votes with our common stock on an as-converted basis. As of December 31, 2004, the accreted value of Welsh Carson Series A Preferred was $190.1 million, which was convertible into approximately 253.4 million shares of common stock. As of December 31, 2004, including outstanding common stock of approximately 57.2 million, investment partnerships sponsored by Welsh Carson had outstanding voting stock representing a total of approximately 310.7 million votes. In 2004, in order to fund our acquisition of CWA, we issued $200.0 million of our Series A Subordinated Notes. As of December 31, 2004, investment partnerships sponsored by Welsh Carson held approximately $127.5 million of these Notes. Both the Series A Subordinated Notes and Series A Preferred contain provisions relating to a change of control of our Company. These factors, among others, could result in decisions concerning our operations or financial structure that may present conflicts of interest between Welsh Carson and its affiliates and our other common stockholders.

There may not be an active, liquid market for our common stock.

There is no guarantee that an active trading market for our common stock will be maintained on the Nasdaq Stock Market’s SmallCap Market. The Nasdaq Stock Market may delist our stock from the SmallCap Market if we fail to meet its listing requirements, such as the requirement to maintain a minimum bid price of $1.00 or more. On February 7, 2005, the closing bid price of our common stock was $0.94. If our closing bid price is under $1.00 for thirty consecutive days, we may be delisted. If trading in our stock is not active, investors may not be able to sell their shares quickly or at the latest market price.

We may effect a reverse stock split to avoid our common stock being delisted from the Nasdaq Smallcap Market.

In the event our common stock trades below $1.00 for thirty consecutive days, Nasdaq could notify us that it intends to delist our stock from the Nasdaq SmallCap Market, unless our common stock achieved a closing bid price of $1.00 per share for ten consecutive trading days by a specified date. If we receive such a notice from Nasdaq, we may effect a reverse stock split in order to avoid being delisted from the Nasdaq SmallCap Market. However, while we expect that the resulting reduction in our outstanding shares of common stock will increase the market price of our common stock, we cannot assure you that the reverse stock split will increase the market price of our common stock by a multiple equal to the number of pre-split shares in the reverse split ratio, or result in any permanent increase in the market price. In some cases the stock price of companies that have effected reverse stock splits has subsequently declined back to pre-reverse split levels. A reverse stock split is often viewed negatively by the market and, consequently, could lead to a decrease in our overall market capitalization

Sales of a significant amount of our common stock in the public market could reduce our stock price and impair our ability to raise funds in new stock offerings.

We have approximately 180.5 million shares of common stock outstanding as of February 24, 2005, of which approximately 65.5 million represent shares of common stock issued upon conversion of our Series B Convertible Preferred Stock that we issued in connection with the financing of our CWA acquisition. The common stock issued upon conversion of our Series B Preferred Stock was not registered under the Securities Act of 1993, as amended (Securities Act), but we granted the holders of these securities certain demand and piggy-back registration rights. Approximately 42.9 million shares of our outstanding shares of common stock represent shares distributed by the administrator of the Bridge estate to its secured creditors in August 2004, all of which are freely tradeable. Moreover, we issued approximately 4.4 million shares of our common stock in 2004 in connection with our acquisition of the assets of WAM!NET. In addition, as of December 31, 2004, we have approximately 366.9 million common shares issuable pursuant to the conversion of our Series A Preferred and approximately 13.1 million shares of common stock issuable pursuant to the exercise of outstanding warrants. The holders of our Series A Preferred and warrants are also entitled to certain registration rights. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline. Those sales also might make it more difficult for us to sell equity and equity-related securities in the future at a time and at a price that we consider appropriate.

Our stock price is subject to significant volatility.

Since January 2004 until the present, the price per share of our common stock has ranged from a high of $4.40 per share to a low of $0.76 per share. Our stock price has been and may continue to be subject to significant volatility due to sales of our securities by significant shareholders and the other risks and uncertainties described in this Form 10-K. The price of our common stock may also fluctuate due to conditions in the technology industry or in the financial markets generally.

Our certificate of incorporation, bylaws and Delaware law contain provisions that could discourage a takeover.

Our certificate of incorporation and Delaware law contain provisions which may make it more difficult for a third party to acquire us, including provisions that give the board of directors the power to issue shares of preferred stock.

We have also chosen to be subject to Section 203 of the Delaware General Corporation Law, which, subject to certain exceptions, prevents a stockholder of more than 15% of a company’s voting stock from entering into business combinations set forth under Section 203 with that company.

ITEM 2. PROPERTIES

We lease approximately 156,000 square feet of office space for our corporate headquarters in Town & Country, Missouri, outside of St. Louis, Missouri, which lease term expires in 2017. Excluding this office, we lease approximately 2.52 million square feet of facilities for our sales and administrative offices, network equipment and data centers in multiple metropolitan areas in the United States. In addition, we lease approximately 144,000 square feet of facilities in Europe and Asia.

We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

We are subject to various legal proceedings and actions arising in the normal course of our business. While the results of such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 29, 2004, the holders of shares of our capital stock representing a majority of our then outstanding voting power by written consent without a meeting (i) authorized the issuance of shares of common stock underlying shares of our Series B Convertible Preferred Stock that we issued upon the exercise of warrants that were issued in connection with our acquisition of CWA, and (ii) approved an amendment to our amended and restated certificate of incorporation to change our corporate name to “SAVVIS, Inc.” This stockholder written consent was signed by the holders of 17,670,858 of the 114,335,178 outstanding shares of our common stock as of October 11, 2004 (Record Date), and by the holders of 153,332 of the 202,490 outstanding shares of our Series A Convertible Preferred Stock as of the Record Date, representing an aggregate of 288,032,082 votes.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock, $0.01 par value per share, is traded on the Nasdaq SmallCap Market under the symbol SVVS. Prior to June 24, 2002, our common stock was traded on the Nasdaq National Market. The following table lists, on a per share basis for the periods indicated, the high and low closing sale prices for the common stock as reported by Nasdaq.

QUARTER ENDED	HIGH	LOW
March 31, 2004	$3.95	$1.47
June 30, 2004	2.63	1.27
September 30, 2004	1.51	1.00
December 31, 2004	1.35	0.85

March 31, 2003	$0.52	$0.39
June 30, 2003	0.95	0.40
September 30, 2003	1.65	0.90
December 31, 2003	1.69	1.14

As of February 24, 2005, there were approximately 1,096 holders of record of our common stock.

We have not declared or paid any cash dividends on our common stock since our inception. We do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate we will retain any earnings for use in our operations and the expansion of our business. In addition, we are restricted from paying dividends by the terms of our financing arrangements.

For information regarding securities authorized for issuance under equity compensation plans, see “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The data for the years ended December 31, 2004, 2003, and 2002 and as of December 31, 2004 and 2003 are derived from our consolidated financial statements included elsewhere in this report. The data for the years ended December 31, 2001 and 2000 and as of December 31, 2002, 2001, and 2000 are derived from audited consolidated financial statements not included in this filing.

	For the Year Ended December 31,
(in thousands, except per share amounts)	2004(4)	2003	2002	2001	2000
Statement of operations data
Total revenues	$616,823	$252,871	$236,004	$242,795	$186,324
Loss from operations	(96,449)	(86,577)	(70,152)	(263,675)	(160,649)
Income / (loss) from operations before cumulative effect of change in accounting principle (1)	(148,798)	(94,033)	16,704	(288,896)	(164,851)
Cumulative effect of change in accounting principle (2)	—	—	(2,772)	—	—
Basic and diluted loss per common share before cumulative effect of change in accounting principle (1)/(3)	$(1.64)	$(1.34)	$(0.62)	$(3.10)	$(1.89)
Cumulative effect of change in accounting principle (2)	—	—	(0.03)	—	—

Basic and diluted loss per common share (1)/(2)/(3)	$(1.64)	$(1.34)	$(0.65)	$(3.10)	$(1.89)
Other financial data
Net cash used in operating activities	$(26,757)	$(285)	$(44,968)	$(41,906)	$(79,800)
Net cash provided by / (used in) investing activities	(146,137)	13,058	(5,669)	(24,085)	(153,193)
Net cash provided by / (used in) financing activities	$199,467	$(15,799)	$70,616	$48,204	$262,835

	December 31,
(in thousands, except per share amounts)	2004	2003	2002	2001	2000
Balance sheet data
Total assets	$406,250	$124,623	$196,474	$255,784	$438,622
Long-term debt	171,051	—	—	170,403	100,084
Capital lease obligations	114,034	56,902	65,149	65,775	76,436
Other long-term obligations	68,606	19,248	10,411	19,634	9,146

(1)	Includes gains on extinguishment of debt in the amount of $97.9 million for the year ended 2002 resulting from our recapitalization in March 2002 and a settlement we negotiated in November 2002.
(2)	Reflects a goodwill impairment charge of $2.8 million taken in the first quarter of 2002.
(3)	As the effects of including the incremental shares associated with options, warrants, and convertible Series A Preferred Stock are antidilutive, they are not included in the diluted weighted average common shares outstanding.
(4)	The significant increase in 2004 is a result of our acquisition of CWA on March 5, 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH IN THE “BUSINESS - RISK FACTORS” SECTION OF THIS REPORT. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. YOU SHOULD READ THE FOLLOWING DISCUSSION TOGETHER WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE FINANCIAL STATEMENTS THAT ARE INCLUDED IN PART IV, ITEM 15 OF THIS FORM 10-K, BEGINNING ON PAGE 53 OF THIS REPORT.

EXECUTIVE SUMMARY

SAVVIS is a leading global provider of outsourced information technology services, delivering secure, reliable, and scalable hosting, network services, and digital content management. Our strategic approach combines the use of virtualization technology, a utility services model, and an automated software management and provisioning system. This allows customers to focus on their core business while we ensure the quality of their IT infrastructure.

Services

Although we operate in one operating segment separated by geographic location, the following briefly describes our services by revenue category:

Managed IP VPN

Our managed IP VPN include revenues primarily from our IP VPN, called Intelligent IPSM networking, which is a high performance network platform for a client’s managed voice, video, and data applications.

Hosting

Hosting revenues include revenues from our managed hosting solutions which combine hosting network, computing and storage services to provide customers with application platforms that deliver better performance, higher availability and lower total cost than found with traditional service provider models. In addition, it includes revenues from our security services, colocation, storage, monitoring and professional services.

Other Network Services

Our other network services are comprised of Internet access, managed voice services, private line services and layer-2 VPNs. These services can be purchased individually or in combination with our other services.

Digital Content Management

Revenues from digital content management, or media services, include our WAM!NET services, digital media services and Content Delivery Network (CDN) services. Our WAM!NET services are custom designed for the media industry and provide a shared-managed infrastructure tied to applications that streamline process and workflow around the creation, production and distribution of digital content. Our CDN services enable customers to distribute their web content easily, rapidly and reliably to end-users from a global network of servers located at the edge of the Internet.

Our industry solutions and professional services combine the services listed above, and revenues from these services are recorded in each of the categories of services above.

Business Trends

Our financial results continue to be affected primarily by competition in our industry. We expect competitive factors in our industry to continue to affect the prices for our services and our results of operations. Prices for telecommunication services, including the services we offer, have decreased significantly over the past several years, and we expect to continue to see decreases for the foreseeable future. To some extent, the impact of lower prices that we charge our customers has been offset by lower costs incurred by us to provide the service. Price pressure, however, varies by product, with unmanaged bandwidth services experiencing significant price pressure. In contrast, managed IP VPN services have enjoyed more stable pricing, and we believe these services will continue to maintain stability as we provide more value-added services to our customers.

We have also addressed industry-wide price competition and price decreases by broadening the range of services that we offer. In 2004, we began offering CDN services, colocation services, carrier wholesale services, consulting services, and an expanded portfolio of managed security services as a result of our acquisition of the assets of Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc. together with the assets of certain of their affiliates (Cable & Wireless America or CWA). We also introduced our suite of virtual utility managed services, our industry solutions services such as “Retail Avenue,” a suite of IT solutions targeted at the retail industry, and managed utility applications, such as our Intelligent Messaging.

The addition of CWA’s Internet Protocol (IP) network and CWA’s hosting assets to our existing IP network and hosting business enabled us to expand the range of IP network services, consulting and infrastructure services that we could offer our customers.

In evaluating our financial results and the performance of our business, our management reviews our revenues, gross margin and operating income. In addition, management evaluates these indicators on a quarterly and annual basis in order to have a complete understanding of business trends.

Below is a quarterly and annual overview of these indicators:

(in thousands)	Pro forma(1) Three Months Ended March 31, 2004	Three Months Ended March 31, 2004	Three Months Ended June 30, 2004	Three Months Ended September 30, 2004	Three Months Ended December 31, 2004	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003
Revenue	$170,642	$108,135	$172,991	$169,389	$166,308	$616,823	$252,871
Gross Margin	39,738	29,928	43,912	49,573	55,447	178,860	89,265
Loss from Operations	(45,998)	(26,307)	(46,667)	(19,344)	(4,131)	(96,449)	(86,577)

(1)	Results reported as if the CWA acquisition and related financing occurred on January 1, 2005.

Revenue

Historically, we have been heavily dependent on two of our largest customers, Reuters and Telerate. Together they comprised 50% of our revenue by the end of 2003. In addition to these customers, most of our remaining revenue came from our managed IP VPN services. However, after we acquired CWA in March 2004, our revenue profile changed dramatically. Reuters and Telerate were only 17% of our revenue for the fourth quarter ending December 31, 2004. Moreover, the acquisition increased our revenue from hosting services. Hosting services are now approximately twice our managed IP VPN revenue, comprising over 30% of our total revenue.

Our revenue grew by 144% compared with the year ended December 31, 2003. As discussed in more detail below, this growth is primarily attributed to revenue from the acquisition of CWA.

For the fourth quarter of 2004, our revenue decreased approximately 2% compared to the third quarter of 2004. This was primarily due to a decrease in revenues from Reuters and Telerate and revenues from content delivery network traffic. In the fourth quarter of 2004, Reuters announced that it was in discussions with a telecommunications provider to secure a long-term agreement for the provision of network services and to divest its interest in a network services company that directly competes with us and that was formed to be Reuters’ preferred network partner. In the fourth quarter of 2004, Reuters also announced that it signed a definitive agreement to acquire Telerate for cash and all of the capital stock of our company owned by Reuters, which as of December 31, 2004 is approximately 14% of the outstanding voting stock. We cannot predict at this time what effect these possible transactions will have on our business if completed or if not completed. However, we expect our revenues from Reuters and Telerate to continue to decrease due to lower spending commitments under our contracts with them.

We plan to offset this decrease and increase our revenue through a number of initiatives, including:

•	growing the number of people in our direct sales force and improving their productivity by increasing sales force automation and providing more sales support in terms of engineering and product expertise;

•	pursuing alternative channels, such as developing partnerships with systems integrators, application service providers (ASPs), and competitive local exchange carriers (CLECs);

•	reducing churn of our existing customer base as a result of disconnects and price erosion by implementing a number of specific campaigns to target “at risk” customers and minimize churn; and

•	given our product breadth and extensive customer base, exploring opportunities to sell additional services to existing customers.

Gross Margin

Another indicator that we use to evaluate the business is gross margin. We define gross margin as total revenue less data communications and operations expenses. The improvement of the gross margin throughout 2004 reflects the efforts to rationalize the network operations and obtain synergies from the CWA acquisition.

Loss from Operations

Loss from operations for the year ended December 31, 2004 was $96.4 million compared to $86.6 million for the year ended 2003. This increase in our net loss is primarily due to $27.7 million in expenses incurred in the integration of CWA and a $16.7 million increase in depreciation, amortization and accretion expenses. We partially offset this increase by reducing a portion of our expenses during 2004 by achieving anticipated synergies through the integration of the CWA operations, including combining offices and eliminating redundancy within our operations. We expect our expenses to decrease as a percentage of revenues as we complete our integration of CWA. For example, integration expenses decreased from $3.7 million in the third quarter of 2004 to $1.9 million in the fourth quarter of 2004. We plan to continue to review and evaluate our business to identify operational efficiencies and to reduce costs in order to improve our cash flow and results of operations for the future.

CRITICAL ACCOUNTING POLICIES

We have identified the accounting policies below as critical to our business operations and to the understanding of our results of operations and financial position. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Valuation of Long-Lived Assets

Management evaluates the recoverability of our long-lived assets under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires us to review for impairment our long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value.

Significant factors, which would trigger an impairment review, include the following:

•	significant negative industry trends;

•	significant changes in technology;

•	significant underutilization of assets; and

•	significant changes in how assets are used or are planned to be used.

When such an event occurs, management estimates the future cash flows expected to result from the use of the asset and its eventual disposition. These impairment evaluations involve estimates of asset useful lives and future cash flows. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized. Management utilizes an expected present value technique, which uses a risk-free rate and multiple cash flow scenarios reflecting the range of possible outcomes, to estimate fair value of the asset. Actual useful lives and cash flows could differ from those estimated by management using these techniques, which could have a material effect on our results of operations and financial position.

There were no asset impairment charges in 2004 and 2003. We recognized asset impairment charges of $4.7 million in 2002 primarily related to equipment with carrying value above its estimated fair market value.

Intangibles

Management accounts for the identified intangible assets acquired in various transactions in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) and Statement of Accounting Standards No. 141, “Business Combinations” (SFAS 141). Our intangible assets were acquired through the WAM!NET transaction or the CWA acquisition and, as such, were valued based on their estimated fair value relative to the estimated fair value of net assets received in these transactions. Identifiable intangible assets include: patents, customer relationships, software, and peering agreements. Useful lives of these specifically identified intangible assets are: eleven to fifteen years for patents; three to four years for customer relationships; five years for software and seven years for peering agreements. At December 31, 2004 and 2003, the identified intangible assets were $15.2 million and $4.9 million, respectively.

Revenue Recognition

Revenue consists primarily of revenue from managed IP VPN, hosting, other network services, and digital content management. Revenue is recognized when earned over the term of the related contract or as services are delivered. Installation fee revenue and the associated installation costs are deferred in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). Such deferred revenue and costs are recognized into revenue and data communications and operations costs in the consolidated statements of operations on a straight-line basis over periods of approximately two years, the estimated average life of a customer contract. For all periods, any services billed and payments received in advance of providing services are deferred until the period such services are earned. Adjustments for estimated credits to be issued are recorded as a reduction in revenue and accounts receivable based on historical credits issued and known disputes.

Amounts paid by Reuters in 2003 that related to the buy-down of portions of their minimum revenue commitments have been accounted for as deferred revenue and are being recognized into revenue through September 2006 the remaining term of their network services agreement with us.

Allowance for Credits and Uncollectibles

We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon historical experience and specific customer information. Our policy for determining delinquent status is based on how recently payments have been received. An estimate of service credits to be issued is also maintained based on our historical experience and our knowledge of any specific service interruptions. As of December 31, 2004 and 2003, our allowance for credits and uncollectibles was $13.8 million and $3.0 million, respectively.

Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” effective July 1, 2005, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, only recognizes compensation cost for employee stock options to the extent that options have been issued below the fair market value of the underlying stock on the date of grant. Accordingly, the adoption of Statement 123’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements.

Purchase Accounting for CWA Acquisition

We acquired CWA in March 2004. The fair value of acquired assets was determined with the assistance of valuation experts. The preliminary purchase price of $116.5 million was allocated to assets acquired and liabilities assumed based on the fair value of assets acquired. We also acquired significant liabilities requiring management to estimate the amount to ultimately be paid on these liabilities. The liabilities we assumed include adjustments to properly reflect the fair market value of long term facility leases ($12.3 million); the idle capacity related to a long-term IRU operations, maintenance and power contract ($16.3 million); the cost of leased facilities that will remain idle ($22.0 million); and the obligation to rehabilitate the long term lease spaces at varying lease termination dates ($16.7 million). Management utilized an expected present value technique which utilized our incremental borrowing rate and expected cash flow scenario to estimate the fair value of the liability. Actual cash flows could differ from those estimated by management, which could have a material effect on our results of operation and financial position.

Equity Instruments

Management valued the Series B Preferred Stock warrants as a convertible security. We utilized the services of an external valuation expert to ascertain the fair value of the Series B Preferred stock warrants. Determining the fair value of these instruments required the use of certain assumptions. If these assumptions differ from actual results, the valuation could be materially different.

Operating Leases

We have various operating leases for facilities and equipment. Equipment lease terms are approximately three years, and the facility leases range from three to twenty years. These facility leases include rent increases and, in certain cases, rent holidays. Any applicable rent increases or rent holidays are recorded on a straight-line basis over the initial lease term. Leasehold improvements are amortized over the shorter of the expected useful life or the initial lease term of the applicable lease. As of December 31, 2004, future minimum lease payments under these facility and equipment leases are approximately $443 million. Rent expense under operating leases for 2004, 2003, and 2002 was $48.3 million, $15.4 million, and $14.4 million, respectively.

Accounting for Income Taxes

We have provided a full valuation allowance on tax loss carry-forwards and other potential tax benefits according to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As a result, to the extent that we realize those benefits in future periods, they will favorably affect net income. We have recorded a valuation allowance for the full amount of our net deferred tax assets because the future realization of the tax benefit is uncertain. At December 31, 2004, we had approximately $550.5 million in United States net operating loss carry-forwards expiring between 2011 and 2023, of which approximately $253.2 million is subject to the Section 382 limitation of the Internal Revenue Code.

SARBANES-OXLEY ACT OF 2002

Due to our acquisition of CWA on March 5, 2004, subsidiary system integration and data conversion activities are on-going. Since we have staged the system integration plan over a multi-year period, the integration of certain CWA systems were not expected to be and were not complete as of December 31, 2004. As permitted by the Securities and Exchange Commission in supplemental Frequently Asked Questions guidance, which allows for the exclusion of a significant acquisition during the year covered by a Section 404 attestation, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CWA with respect to certain billing and circuit cost tracking systems acquired and the related revenue, accounts receivable, costs, and accounts payable. The CWA revenue and related accounts receivable included in our consolidated financial statements as of and for the year ended December 31, 2004 were approximately $261 million and approximately $28 million, respectively. The CWA circuit costs and associated accounts payable amounts included in our consolidated financial statements as of and for the year ended December 31, 2004 were approximately $59 million and approximately $2 million, respectively.

AGREEMENTS AND TRANSACTIONS

General Electric Capital Corporation Agreement

In August 2004, we amended the terms of our master lease agreement with General Electric Capital Corporation (GECC). Under the amended terms, we pre-paid $7.5 million and began cash interest payments in October, 2004. Under the amended terms, the interest rate was lowered from 12% to 9% for the first year after the prepayment and GECC modified certain covenants. We paid approximately $1.2 million of interest in the fourth quarter of 2004. The maturity date of the lease remains March 8, 2007.

Cable and Wireless Agreements

In January 2004, we signed a definitive agreement to purchase substantially all of the assets of CWA. CWA, wholly-owned by Cable & Wireless plc (PLC), provided a range of network and hosting services, including Internet access to a Tier 1 IP network, colocation, hosting and other value-added services such as managed security and content distribution. The transaction was approved by the U.S. Bankruptcy Court and other regulatory agencies and closed on March 5, 2004. The results of CWA are included in our results since the date of the acquisition.

The total purchase price for CWA consisted of $155.0 million in cash, the assumption of certain liabilities and leases for certain data centers and other facilities, and the funding of CWA’s working capital losses from January 28, 2004, through March 5, 2004, which totaled $13.5 million. Additionally, at the closing of the CWA acquisition, we entered into an agreement to transfer our rights to acquire four of the CWA data centers and one office facility to Du Pont Fabros Interests LLC (Du Pont Fabros) for $52.0 million. These sums were paid directly to the CWA bankruptcy estate. We subsequently leased those facilities back from Du Pont Fabros for 15 years. As a result, the total cash cost of the CWA assets prior to the assumption of liabilities was $116.5 million.

In February 2004, we entered into a transition services agreement with PLC, to provide for the exchange of certain services between the parties over a twelve-month period from the acquisition date. The agreement defines the various services to be provided, the appropriate service levels and the associated pricing of those services for each party. The agreement provides for PLC to continue providing certain support and access to licensed software, the settlement of accounts receivable, and customer migration procedures. The agreement requires us to continue to allow PLC’s use of the SAVVIS network during the transition period, until PLC’s customers are fully migrated to an alternative network.

Reuters Agreements

On September 28, 2001, Reuters acquired a portion of the assets of Bridge. In connection with the asset acquisition, Reuters entered into a network services agreement with us, pursuant to which we agreed to provide continuing network services to the Bridge customers acquired by Reuters, as well as Internet access and colocation services, and Reuters agreed to purchase such services. The network services agreement provides that our network must perform in accordance with specific quality of service standards. In the event we do not meet the required quality of service levels, Reuters would be entitled to credits, and, in the event of a material breach of such quality of service levels, Reuters would be entitled to terminate the network services agreement. We are not aware of any current material breaches. We have recognized revenue of $78.0 million, $82.7 million, and $102.2 million during 2004, 2003, and 2002, respectively from Reuters under the network services agreement, as amended. Pursuant to the network services agreement, Reuters is obligated to purchase $26.1 million of services through September 30, 2005. Thereafter, Reuters will no longer have minimum purchase obligations from us under the contract, which expires September 2006.

As a result of the network services agreement, Reuters is our largest customer. The amount of receivables due from Reuters related to the network services agreement for the years ended December 31, 2004 and 2003 is not significant. In connection with the network services agreement, we also entered into a transitional services agreement with Reuters, pursuant to which Reuters has agreed to provide us with technical, administrative and other services, pending establishment of our own capabilities.

On July 28, 2003, we entered into an agreement with Reuters whereby we sold our data center located in Hazelwood, Missouri, entered into a lease agreement for approximately one-third of the data center for five years with a five year renewal option, and allowed Reuters to buy-down a portion of its minimum revenue commitments under the existing network services agreement. Furthermore, under the arrangement, Reuters agreed to purchase new services from us which may be required in the future by Reuters but not originally contemplated under the network services agreement provided our bid to provide such service proposes terms equivalent to competing bids, material service level breaches by us have not repeatedly arisen at that time, and Reuters is not contractually bound to purchase such services from other providers.

Reuters owned approximately 14% and 16% of our outstanding voting stock as of December 31, 2004, and December 31, 2003, respectively. During the first quarter of 2004, Reuters notified us that they voluntarily suspended their right (under terms of their investment) to have an observer present at our board of directors and audit committee meetings. In addition, in December 2004, Reuters entered into an agreement to buy Telerate. A portion of the consideration in the acquisition is all of our stock owned by Reuters.

Telerate Agreement

In October 2002, we entered into a seven year Master Services Agreement (MSA) with Telerate that replaced a binding letter of intent dated October 18, 2001. Under the MSA, we are Telerate’s exclusive network supplier and provide services including network services, colocation, help desk, warehousing and logistics, field installation and repair services. We have recognized revenue of $44.0 million, $54.4 million, and $70.3 million during 2004, 2003 and 2002, respectively, from Telerate under the MSA, as amended.

WAM!NET Transaction

On August 1, 2003, we entered into an asset purchase agreement with WAM!NET, a leading global provider of content management and delivery services, to acquire certain assets related to their commercial business operations, including their commercial customer contracts and related customer premises and other equipment. Under the terms of the agreement, we made an initial payment of $3.0 million for the acquired assets. The final purchase price was determined during the third quarter of 2004 to be $11.4 million based on the revenue derived from the acquired customers. We issued 4.4 million shares of our common stock in payment of approximately 50% of the total purchase price. We have commenced paying the balance in nine equal monthly installments of approximately $0.3 million. The remaining obligation at December 31, 2004, is $1.4 million. The final purchase price of $11.4 million has been allocated to property and equipment and customer contracts based on their relative fair values.

Long-Term Debt, Preferred Stock, and Warrants Outstanding

Series A Subordinated Notes

In the first quarter of 2004, we issued $200.0 million of our Series A Subordinated Notes (Subordinated Notes). The proceeds were used to fund the CWA acquisition and to fund the on-going operational, working capital and capital expenditure requirements related to the CWA acquired assets or caused by the CWA acquisition. The debt issuance costs associated with the Subordinated Notes were $2.0 million. The Subordinated Notes accrue interest based on a 365-day year at a rate of 12.5% per annum until February 3, 2005 and 15% per annum thereafter, payable in kind semi-annually on June 30 and December 31. The Subordinated Notes contain an early redemption feature, a make whole premium and a change of control clause. Upon a change of control the holders of the Subordinated Notes have the right to require us to redeem any or all of the Subordinated Notes at a cash price equal to 100% of the principal amount of the Subordinated Notes, plus all accrued and unpaid interest as of the effective date of the change in control. The Subordinated Notes mature in a single installment on February 9, 2009. The Subordinated Notes balance recorded on the balance sheet as of December 31, 2004 was $171.1 million, net of $55.7 million in unamortized Original Issue Discount resulting from the issuance of Series B Convertible Preferred Stock as discussed below. The face amount of the original Subordinated Notes plus any notes issued for accrued interest is $226.8 million as of December 31, 2004.

Series A Convertible Preferred Stock

In 2002, we issued 203,070 shares of Series A Convertible Preferred Stock (Series A Preferred) to entities and individuals affiliated with Welsh, Carson, Anderson & Stowe (Welsh Carson), Constellation Ventures (Constellation), Reuters, and other parties. The Series A Preferred accrues dividends at the rate of 11.5% per annum on the outstanding accreted value thereof (initially $1,000 per share) through March 18, 2010. Thereafter, dividends will be payable in cash or in kind at our option. Accrued but unpaid dividends will be added to the outstanding accreted value quarterly. The Series A Preferred is convertible into such number of shares of our common stock equal to the outstanding accreted value divided by the conversion price, $0.75. In connection with this transaction, we granted the holders registration rights with respect to the shares of our common stock issuable upon conversion of the Series A Preferred, including demand registration rights and piggy-back registration rights. Additionally, we incurred $3.0 million in offering costs related to the issuance of the 203,070 shares of Series A Preferred which was recorded as a reduction of the convertible Series A Preferred balance in stockholders’ equity/(deficit) in the consolidated balance sheets.

Series B Convertible Preferred Stock

During the first quarter of 2004, our Board of Directors authorized 11.0 million shares of Series B Convertible Preferred Stock (Series B Preferred) at a $.01 par value. In connection with the issuance of our Subordinated Notes as discussed above, we also issued warrants to purchase shares of the Series B Preferred to a group of investors that also included existing stockholders related to Welsh Carson and Constellation. The warrants were exercised simultaneously upon issuance on a “cashless” basis into 6.6 million shares of Series B Preferred. On December 9, 2004, we issued approximately 65.5 million shares of common stock upon conversion of the Series B Preferred. This common stock is not registered under the Securities Act and, therefore, may not be transferred or sold except pursuant to an effective registration statement or pursuant to an exemption from the registration requirement of the Securities Act. We granted Welsh Carson demand and piggy-back registration rights and we granted the other stockholders piggy-back registration rights only.

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

Additionally in 2002, we issued five-year performance warrants to entities affiliated with Constellation to acquire shares of common stock at $0.75 per share. The warrants vested in a total of three tranches as Constellation earned the right to exercise the warrants when it met certain performance criteria related to aiding us in winning new business. During the fourth quarter of 2003, the first quarter of 2004, and the second quarter of 2004, respectively, Constellation met the performance criteria under the warrants causing 10.0 million warrants to vest, which resulted in non-cash equity-based compensation expense of $3.4 million, $6.6 million and $3.8 million, respectively. In the first quarter of 2004, Constellation exercised their first tranche of vested warrants pursuant to a “cashless exercise” and received approximately 2.6 million shares of our common stock. At December 31, 2004, 6.7 million warrants were vested and outstanding.

STATEMENT OF OPERATIONS CAPTION SUMMARY

Revenue. Our revenue is derived primarily from the sale of managed IP VPN, hosting, other network services, and digital content management. Revenue from a related party, Reuters, was, as a percentage of total revenue, approximately 13% for 2004, 33% for 2003, and 43% for 2002. We expect our revenue from related parties to continue to decrease as a percentage of our total revenues as we expand our diversified customer base. Our diversified customer base includes all customers except Reuters and Telerate.

Data communications and operations. Data communications and operations expenses include the cost of:

•	leasing local access lines to connect customers to our points of presence (PoPs);

•	leasing backbone circuits to interconnect our PoPs;

•	IRU operations and maintenance;

•	rental costs, utilities, and other operating costs for hosting space;

•	Internet usage associated with CDN traffic;

•	salaries and related benefits for engineering, service delivery/provisioning, customer service, consulting services personnel and operations personnel, who maintain our network, monitor network performance, resolve service faults, and install new sites; and

•	other related repairs and maintenance items.

Sales, general and administrative. These expenses include the cost of:

•	sales and marketing salaries and related benefits;

•	product management, pricing and support, salaries and related benefits;

•	sales commissions and referral payments;

•	advertising, direct marketing and trade shows;

•	occupancy costs;

•	executive, financial, legal, tax and administrative support personnel and related costs;

•	professional services, including legal, accounting, tax and consulting services; and

•	bad debt expense.

Integration Costs. Integration costs represent the incremental costs of combining the CWA and SAVVIS organizations, including rationalization of facilities, retention bonuses, integration consulting by third parties, which provide current or future benefit to the combined company. These costs are direct incremental costs incurred to obtain the synergies of the combined companies and are not expected to continue once we have completed our integration plan.

Depreciation, amortization and accretion. Depreciation and amortization expense consists primarily of the depreciation and amortization of communications equipment, leasehold improvements, facilities and other assets under capital leases, and intangibles. Generally, depreciation and amortization is calculated using the straight-line method over the useful life of the associated asset. Subsequent to the CWA acquisition, accretion expenses related to the aging of the discounted present value of various liabilities including adjustments for contracts are included in this line item. The CWA acquisition significantly increased the depreciable asset and intangible asset base as much of the value was assigned to IRUs, communications equipment, and leasehold improvements.

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

Interest expense. Interest expense is incurred relative to our Subordinated Notes and our capital lease obligations. Interest on our Subordinated Notes accrues on the $200.0 million of proceeds and the outstanding Subordinated Notes previously accrued as interest until February 3, 2005 at 12.5% increasing to 15% in the remaining four years of the term. The unamortized Original Issue Discount of $55.7 million is being accreted over the term of the Subordinated Notes and is reflected in interest expense. Interest on our capital lease liability with GECC is payable monthly at 9% increasing to 12% in September 2005. Interest on our capital lease liability with Du Pont Fabros accrues at approximately 17.5% and is compounded monthly. Cash interest payments on our capital lease with Du Pont Fabros commenced in the fourth quarter of 2004.

Income Tax Expense. We have incurred operating losses from inception through 2004 and, therefore, have not recorded a provision for income taxes in our historical financial statements. We have recorded a valuation allowance for the full amount of our net deferred tax assets because the future realization of the tax benefit is uncertain. At December 31, 2004, we have approximately $550.5 million in United States net operating loss carry-forwards expiring between 2011 and 2023, of which approximately $253.2 million is subject to the Section 382 limitation of the Internal Revenue Code.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-K will not reflect our future results of operations, financial position and cash flows.

The Year Ended December 31, 2004 as Compared to the Year Ended December 31, 2003

Executive Summary of Results of Operations

Our revenues increased 144% in 2004 primarily as a result of the addition of the CWA business, which outpaced declines in services provided to Reuters and Telerate. Gross margin increased $89.6 million or 100% over 2003 to $178.9 million, or 29% of revenue. Net loss was $148.8 million, a change from a net loss of $94.0 million in 2003 primarily driven by $27.7 million in integration expenses, a $44.8 million increase in net interest expense and other, and a $16.7 million increase in depreciation, amortization, and accretion expenses partially offset by a $2.9 million decrease in non-cash equity-based compensation. Our gross margin increased $89.6 million offset by an increase in sales, general and administrative of $74.0 million. Net loss in 2003 was impacted by the $8.1 million loss on the sale of a data center and the $7.9 million restructuring charge.

Revenues

	Year Ended December 31, (in thousands)
	2004	2003	Dollar Change	Percent Change
Diversified Revenue:
Managed IP VPN	$87,122	$57,679	$29,443	51%
Hosting	223,917	28,534	195,383	685%
Other Network Services	137,006	19,052	117,954	619%
Digital Content Management	46,763	10,434	36,329	348%

Total Diversified Revenue	494,808	115,699	379,109	328%

Reuters and Telerate	122,015	137,172	(15,157)	(11)%

Total Revenue	$616,823	$252,871	$363,952	144%

Revenue. Revenue was $616.8 million for the twelve months ended December 31, 2004, an increase of $364.0 million, or 144%, from $252.8 million for the twelve months ended December 31, 2003. The acquisition of CWA resulted in a significant increase in our customer base and impacted all categories of diversified revenue. Diversified managed IP VPN revenues increased $29.4 million, or 51%, to $87.1 million compared to $57.7 million for 2003. This growth was primarily attributed to new sales activity from the legacy SAVVIS business and only marginally impacted by the acquisition. Diversified hosting revenue increased $195.4 million, or 685%, to $223.9 million in 2004 from $28.5 million in 2003, due primarily to growth from the CWA acquisition. Other network services includes the legacy SAVVIS and CWA internet access revenues and CWA private line services which increased $118.0 million or 619% to $137.0 million in 2004, compared to $19.1 million for 2003. Digital content management revenues include CDN revenues and the revenues from WAM!NET customers, which increased $36.3 million from the previous year. Digital content management 2004 revenue includes approximately 35% from a single customer, which we expect to decline in 2005. Growth in other network services and digital content management was primarily due to the acquisition and acquired business offerings.

Reuters and Telerate revenues were $122.0 million in the twelve months ended December 31, 2004, a decrease of $15.2 million, or 11%, from $137.2 million in the twelve months ended December 31, 2003. The decline represents a reduction in services provided, pricing reductions, and a reduction in Reuters’ minimum purchase obligation with us.

Data Communications and Operations (exclusive of non-cash equity-based compensation, depreciation, amortization, and accretion). Data communications and operations expenses were $438.0 million for the twelve months ended December 31, 2004, an increase of $274.4 million, from $163.6 million in 2003. The increase in these costs was primarily related to the CWA acquisition to support the acquired revenue resulting in increases in each functional expense item including personnel costs, network expenses, facility rent, and facility maintenance. Furthermore, gross margin was $178.9 million for the twelve months ended December 31, 2004, an increase of $89.6 million, from $89.3 million in 2003. As a percentage of revenue, gross margin decreased to 29% in the current year, compared to 35% reported in 2003 primarily due to the lower gross margin of the acquired CWA business. Throughout 2004, as the legacy businesses were more fully integrated, the gross margin percentage increased. First quarter of 2004 reflected gross margin of 28% with only one month of CWA activity. Second quarter of 2004 was 25%, the lowest margin of the year, reflecting a full quarter of the CWA business lines and significant integration yet to be achieved. Third quarter results included a gross margin of 29%, and fourth quarter reflected the highest of the year with 33% gross margin. The fourth quarter results indicate significant benefit of integration and cost rationalization activities.

Sales, General and Administrative (exclusive of non-cash equity-based compensation). Sales, general and administrative expenses were $164.5 million for the twelve months ended December 31, 2004, an increase of $74.0 million, or 82%, from $90.5 million for 2003. This increase is primarily attributable to the CWA acquisition resulting in increases in personnel costs, commissions, temporary labor, provisions for bad debt, property taxes, and facility maintenance to support the growth in the business. Sales, general and administrative expenses as a percentage of revenue were 27% for 2004 as compared to 36% of revenue in 2003. Sales, general and administrative expenses as a percentage of revenues were significantly impacted by the CWA acquisition. The amounts as percentages of revenue by sequential quarter throughout 2004 were 30%, 29%, 26% and 22%. This progressive improvement reflects the realization of synergy activities and a disciplined approach to removing costs from the acquired business. The percentage decrease from prior year also reflects the increased revenue base without adding a proportionate amount of costs.

Integration Costs. Integration costs were $27.7 million during the twelve months ended December 31, 2004. Included in these costs were $3.0 million for consulting services related to integration; $6.2 million for payroll costs and stay bonuses; $7.5 million for specific contract costs enumerated in the CWA asset purchase agreement; and $9.9 million for PoP consolidation and network restructuring. We expect these costs to be in a range of $2-7 million in 2005. We are focused on completing the integration of SAVVIS and CWA assets and operations during the first half of 2005.

Depreciation, Amortization and Accretion. Depreciation, amortization, and accretion expense was $72.1 million and $55.3 million for the twelve months ended December 31, 2004, and December 31, 2003, respectively. Subsequent to the CWA acquisition, accretion expenses relating to aging of the discounted present value of various liabilities including adjustments for long-term fixed price contracts are included in this line item. Consistent with historical presentation, the amortization of intangibles and depreciation of long-lived assets are reflected here. The acquisition significantly increased the depreciable asset and intangible base as much of the value was assigned to IRUs, communications equipment, and leasehold improvements. Management expects depreciation, amortization, and accretion to be approximately $20 million per quarter for 2005, excluding the impact of additional capital expenditures.

Non-cash Equity-based Compensation. Non-cash equity-based compensation amounted to $11.1 million for the twelve months ended December 31, 2004 versus $14.0 million in 2003. The decrease represents a decline in deferred compensation as the majority of the required compensation had been recognized by the end of 2003, offset by the increase in compensation expense recognized from the vesting of two Constellation Ventures performance warrant tranches.

Net Interest Expense and Other. Net interest expense and other for the twelve months ended December 31, 2004 was $52.3 million, an increase of $44.9 million from 2003. The increase is a result of the Subordinated Notes issued during the first quarter of 2004 and the interest associated with the Du Pont Fabros capital leases. Management expects interest expense will be approximately $15 million per quarter in 2005, under our current financing arrangements.

Net Loss. The net loss for the twelve months ended December 31, 2004, was $148.8 million, a $54.8 million increase from the net loss for the twelve months ended December 31, 2003, of $94.0 million. Net loss was primarily driven by $27.7 million in integration expenses, a $44.9 million increase in net interest expense and other, and a $16.7 million increase in depreciation, amortization and accretion expense. Net loss in 2003 was impacted by an $8.1 million loss on the sale of a data center and a $7.9 million restructuring charge.

The Year Ended December 31, 2003 as Compared to the Year Ended December 31, 2002

Executive Summary of Results of Operations

Our revenues increased 7% in 2003 as growth in our managed IP VPN, hosting, other network services and digital content management have outpaced declines in services provided to Reuters and Telerate. Gross margin increased $15.3 million or 21% over 2002 to $89.3 million or 35% of revenue resulting from increases in our diversified customer revenue and unit price reductions in data communications costs. Net loss was $94.0 million, a change from net income of $13.9 million in 2002 primarily driven by a $3.2 million increase in asset impairment and restructuring charges in 2003, an $8.1 million loss on sale of the data center in 2003 and a decrease in gain on extinguishment of debt of $97.9 million resulting from our recapitalization, which was recorded in 2002.

Revenues

	Year Ended December 31, (in thousands)
	2003	2002	Dollar Change	Percent Change
Diversified Revenue:
Managed IP VPN	$57,679	$34,344	$23,335	68%
Hosting	28,534	6,979	21,555	309%
Other Network Services	19,052	19,686	(634)	(3)%
Digital Content Management	10,434	—	10,434	(100)%

Total Diversified Revenue	115,699	61,009	54,690	90%

Reuters, Telerate, and Bridge	137,172	174,995	(37,823)	(22)%

Total Revenue	$252,871	$236,004	$16,867	7%

Revenue. Revenue was $252.8 million for the year ended December 31, 2003, an increase of $16.8 million or 7%, from $236.0 million for the year ended December 31, 2002. Diversified managed IP VPN revenues increased $23.3 million or 68% to $57.7 million compared to $34.3 million for 2002. Diversified hosting revenue increased $21.6 million, or 309%, to $28.5 million in 2003 from $7.0 million in 2002. The increase in diversified hosting revenue is attributable to the completion of the Intel customer transition, which contributed approximately $19.3 million for the year ended December 31, 2003. Other network services revenues decreased 3% to $19.1 million in 2003, compared to $19.7 million for 2002. The increase in 2003 digital content management revenues represents $10.4 million of revenue for services billed from August 1, 2003 through December 31, 2003 to customers acquired from WAM!NET.

Reuters and Telerate revenues were $137.2 million in 2003, a decrease of $35.4 million or 20% from $172.5 million in 2002. The decline resulted from the termination of service locations by Reuters and Telerate resulting from customer losses and reduced pricing for certain services. Additionally, 2002 included $2.5 million of realized deferred installation fees under the terminated Bridge contract.

Data Communications and Operations (exclusive of non-cash compensation, depreciation and amortization). Data communications and operations expenses were $163.6 million for the year ended December 31, 2003, a decrease of $1.5 million, from $162.1 million in 2002. This decline is a result of data communications unit price reductions for long-haul capacity and Internet connectivity and reductions in connections with Reuters and Telerate partially offset by increases in connections for new diversified customers including Intel customers and customers acquired from WAM!NET. Additionally, per unit cost reductions in data communications were offset by newly incurred facilities and personnel costs associated with the Intel customer transition and increases in network operations and engineering personnel required to support the expanding diversified Managed IP VPN and hosting customers and newly acquired WAM!NET customers. Furthermore, gross margin was $89.3 million for the year ended December 31, 2003, an increase of $15.3 million, from $73.9 million in 2002. As a percentage of revenue, gross margin increased to 35% in 2003 as compared to 31% in 2002.

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

Asset Impairment, Restructuring Charges and Other. Asset impairment and restructuring charges totaled $7.9 million for the year ended December 31, 2003, a $3.2 million increase from the $4.7 million recorded in 2002. In June 2003 we revised our estimated liability related to a previously vacated facility lease to encompass the remaining minimum lease payments throughout the full term of the lease which expires in March 2011, resulting in a restructuring charge of $7.9 million. During 2002, concurrent with Yipes Communications, Inc.’s (Yipes) voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code, we recorded a $1.0 million impairment charge related to our investment in Yipes. Additionally in 2002 we recorded a $3.7 million charge related to the write-down of unused equipment. In 2002 we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” resulting in a $2.8 million goodwill impairment charge which is reflected in the consolidated statement of operations as a cumulative effect of a change in accounting principle.

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

LIQUIDITY AND CAPITAL RESOURCES

Executive Summary of Liquidity and Capital Resources

At December 31, 2004 our cash balances were $55.4 million. We had $26.8 million in net cash used in operating activities during the twelve months ended December 31, 2004, an increase in net cash used in operating activities of $26.5 million. Cash payments for non-recurring acquisition and integration-related costs necessary to realize synergies were $38.6 million during the year. The significant events affecting our cash balance in the period were the acquisition of the CWA assets, the related financing, and subsequent integration costs. We issued $200.0 million of Subordinated Notes in the first quarter of 2004 in connection with the acquisition. Additionally, we transferred our rights to acquire certain data center property of CWA that provided cash of $52.0 million, which was paid directly to CWA, resulting in lowering our purchase price of the CWA assets. The cash impact of the acquisition was cash payments of $116.5 million, including working capital funding of $13.5 million. Net increase in cash during the year ended December 31, 2004 was $27.2 million as compared to a net decrease in cash of $4.0 million for the year ended December 31, 2003.

Historically, we have not been cash flow positive. However, in 2005, we expect to fund our business needs through on-going operations. Management does not consider the first three quarters of 2004 to be representative of the expected future cash flows as significant acquisition and integration costs were paid during that time. Management’s goal was to exit 2004 with a positive cash flow from operations. The achievement of this goal is reflected in the quarterly trend analysis below, showing fourth quarter cash flow from operations of $8.3 million. The cash outflow for integration and costs to achieve synergies was $38.6 million in 2004. We expect those cash costs to be less than $10 million in 2005. However, due to the dynamic nature of our industry and unforeseen circumstances, if we are unable to fully fund cash requirements through operations, we will need to obtain additional financing through a combination of equity investments, debt financings, renegotiation of terms on our existing debt and sales of assets and services. If these additional financings were required there can be no assurance that we would be successful in completing any of these financings, or that if we were successful the terms of such financings would be favorable to us.

Below is a quarterly and annual overview of the key components of our cash flows. The trend indicated is consistent with management’s expectation. We expected to use cash to acquire CWA and further to expend cash during the year as the two organizations were rationalized including the elimination of redundancies and the realization of efficiencies.

(in thousands)	Three Months Ended March 31, 2004	Three Months Ended June 30, 2004	Three Months Ended September 30, 2004	Three Months Ended December 31, 2004	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003
Net cash provided by/(used in) operating activities	$2,484	$(25,766)	$(11,737)	$8,262	$(26,757)	$(285)
Net cash used to pay acquisition and integration related costs (1)	(982)	(21,908)	(10,139)	(5,580)	(38,609)	—
Net cash provided by / (used in) investing activities	(123,123)	(6,856)	(9,297)	(6,861)	(146,137)	13,058
Net cash provided by/(used in) financing activities	200,586	(270)	(865)	16	199,467	(15,799)
Net increase/(decrease) in cash and cash equivalents	80,056	(32,930)	(21,901)	1,971	27,196	(3,986)

(1)	Net cash used to pay acquisition and integration related costs is a component of net cash provided by / (used in) operating activities.

Discussion of Changes in Liquidity and Capital Resources

Net cash used in operating activities was $26.8 million for the year ended December 31, 2004, an increase from cash used of $0.3 million in 2003. The $26.8 million increased cash usage is primarily due to payments of $38.6 million for acquisition and integration-related costs. Net cash provided by operations before considering acquisition and integration related payments was $11.9 million for the year ended December 31, 2004.

Net cash used by investing activities for the year ended December 31, 2004, was $146.1 million. This was comprised of the net cash used for the CWA acquisition of $116.5 million, capital expenditures of $31.3 million, and $1.7 million in payments under the Wam!Net earn-out agreement. This was partially offset by $3.3 million in proceeds from the sale of excess acquired assets. This is a change of $159.2 million from the $13.1 million cash provided by investing activities during the year ended December 31, 2003.

Net cash provided by financing activities was $199.5 million for the year ended December 31, 2004, as compared to net cash used in financing activities of $15.8 million in the year ended December 31, 2003. The cash provided in 2004 was due to our issuance of Subordinated Notes in the amount of $200.0 million. We issued Subordinated Notes together with warrants to purchase Series B Preferred in exchange for $200.0 million in cash. These warrants were subsequently exercised into 6.6 million shares of Series B Preferred, which were then converted into approximately 65.5 million shares of common stock. The Subordinated Notes were used to fund the CWA acquisition and to fund our on-going operational, working capital and capital expenditure requirements related to the CWA acquired assets or caused by the CWA acquisition. Net changes in restricted cash provided $8.0 million, offset by payments under capital leases of $10.1 million in 2004 compared to cash used of $1.5 million for net changes in restricted cash offset by payments under capital leases of $15.8 million in 2003.

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

The total purchase price for CWA consisted of $155.0 million in cash, the assumption of certain liabilities and leases for certain data centers and other facilities, and the funding of CWA’s working capital losses from January 28, 2004, through March 5, 2004, which totaled $13.5 million. Additionally, at the closing of the CWA acquisition, we entered into an agreement to transfer our rights to acquire four of the CWA data centers and one office facility to Du Pont Fabros for $52.0 million. These sums were paid directly to the CWA bankruptcy estate. We subsequently leased those facilities back from Du Pont Fabros for 15 years. As a result, the total cash cost of the CWA assets prior to the assumption of liabilities was $116.5 million.

We paid approximately $38.6 million in 2004 for costs related to the CWA acquisition. These cash costs include payments for direct transaction costs, vendor settlements, contract penalties, severance, and professional fees. The remaining acquisition and integration related costs are expected to be paid in the first half of 2005. The 2005 expected payments include approximately $0.9 million in settlement of remaining exit liabilities related to employee terminations. Cash payments of $5.4 million were paid during the year, directly related to the employee terminations.

Subordinated Notes and Other Financing

In the first quarter of 2004, we issued $200.0 million of Subordinated Notes. The proceeds were used to fund the CWA acquisition and to fund our ongoing operational, working capital and capital expenditure requirements related to the CWA acquired assets or caused by the CWA acquisition. The debt issuance costs associated with the Subordinated Notes were $2.0 million. The Subordinated Notes contain an early redemption feature, a make whole premium, a change of control clause, and various other covenants. The Subordinated Notes accrue interest based on a 365-day year at a rate of 12.5% per annum until February 3, 2005, and 15% per annum thereafter, payable in kind semi-annually on June 30 and December 31. The maturity date for the notes is February 9, 2009 payable in a single installment with all applicable accrued interest.

We entered into a long-term lease with Du Pont Fabros during 2004. The agreement allowed for cash payments to commence in December 2004. The expected cash requirements related to these lease payments and associated interest costs during 2005 are $10.0 million.

We amended the terms of our master lease agreement with GECC in August 2004. Under the amended terms, we pre-paid $7.5 million during the third quarter of 2004. Under the amended terms, the interest rate was lowered from 12% to 9% for the period September 2004 through September 2005. We began cash interest payments in October 2004, which totaled approximately $1.2 million for the remainder of 2004.

Our cash debt service obligation for our existing debt as of December 31, 2004, is $15.3 million in 2005 and $16.9 million in 2006.

General

In August 2000, we entered into a 20-year agreement with Kiel Center Partners, L.P. (KCP) pursuant to which we acquired the naming rights to a sports arena in St. Louis, Missouri. Total consideration for these rights amounted to approximately $71.8 million, including 750,000 shares of our common stock issued to KCP, which had a fair value of $5.8 million at issuance and $66.0 million of cash payments to be made from 2002 through 2020. The related expense will be recognized over the term of the agreement. As of December 31, 2004, we had approximately $1.6 million of remaining deferred charges resulting from the issuance of common stock and $63.4 million of remaining cash payments under this agreement.

Obligations and Commitments

At December 31, 2004, our undiscounted contractual obligations and commitments were as follows:

As of December 31, 2004	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt(1)	$391,512	$—	$—	$391,512	$—
Asset retirement obligation	50,861	—	—	—	50,861
Operating leases and naming rights agreement	506,652	60,501	113,384	105,204	227,563
GECC capital lease obligations(2)	67,306	5,301	62,005	—	—
Du Pont Fabros capital lease obligations(3)	174,184	10,047	21,070	22,295	120,772
Other capital lease obligations	686	510	176	—	—
Unconditional purchase obligations	225,704	85,873	43,252	13,952	82,627

Total contractual cash obligations	$1,416,905	$162,232	$239,887	$532,963	$481,823

(1)	Includes interest accrued of $191.5 million over the remaining life of the long-term debt.
(2)	Includes interest payments of $13.6 million over the remaining life of the obligation.
(3)	Includes interest payments of $114.9 million over the remaining life of the obligation.

Our customer contracts generally span multiple periods, which result in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending level allocated ratably over the contract terms are approximately $73.5 million, $25.6 million, $1.6 million, and $1.2 million in years 2005, 2006, 2007, and thereafter, respectively. Should we not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should we experience the loss of a major customer or suffer a loss of revenues from a downturn in general economic activity. Before considering the effects of any reductions for the business downturn provisions, if we were to terminate all of these agreements as of December 31, 2004, the maximum termination liability would amount to approximately $61.9 million.

We have various operating leases for facilities and equipment. Equipment lease terms are approximately three years, and the facility leases range from three to twenty years. As of December 31, 2004, future minimum lease payments are approximately $58.2 million in year 1, $56.4 million in year 2, $53.7 million in year 3, $51.5 million in year 4, $48.7 million in year 5, and $174.7 million thereafter.

We entered into a long-term communications services contract during the first quarter of 2004, which provides power and maintenance for our IRUs until 2021. As of December 31, 2004, this unconditional purchase obligation relative to this long-term contract is approximately $12.4 million in year one, $16.0 million in years two and three, $13.8 million in years four and five, and $81.6 million thereafter. This contract was accepted from CWA. The total purchase commitment is $123.8 million.

In September 2004, we entered into a Standby Letter of Credit Facility with Bank of America N.A. (Lender), pursuant to which the Lender has agreed to issue up to $10.0 million of standby letters of credit for our account without collateralization. The facility expires September 30, 2005. This replaced a facility that required that any letter of credit issued by us be fully cash collateralized. As a result, the bank released its lien on the cash held as collateral for the letters of credit, and previously restricted cash was reclassified to unrestricted cash. The agreement includes a requirement to re-cash collateralize all outstanding amounts subject to certain minimum earnings and liquidity requirements, including having at least $50.0 million of cash in the bank. The agreement includes a letter of credit fee of 2% per annum on total amount of letters of credit issued. We had $9.0 million of letters of credit outstanding at December 31, 2004.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

	For the Year Ended December 31,
	2004	2003	2002
Service revenue denominated in currencies other than the United States dollar	5%	6%	1%
Direct and operating costs incurred in currencies other than the United States dollar(1)	12%	21%	19%

(1)	Excludes depreciation, amortization, accretion, non-cash equity-based compensation, restructuring charges, loss on sale of data center, asset impairment and other write-downs of assets, and integration costs.

We have performed a sensitivity analysis as of December 31, 2004, that measures the change in the fair values arising from a hypothetical 10% adverse movement in the exchange rates of the euro, the British pound, and the Japanese yen relative to the U.S. dollar with all variables held constant. The aggregated potential change in fair value resulting from a hypothetical 10% change in the above currencies at December 31, 2004 and December 31, 2003, was $2.2 million and $1.2 million, respectively. A gain or loss in fair value associated with these currencies would be recorded as a gain or loss on cumulative foreign currency translation adjustments in the consolidated balance sheets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The 2004 consolidated financial statements and related notes thereto required by this item begin on page 53 as listed in Item 15 of Part IV of this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We had no disagreements on accounting or financial disclosure matters with our independent certified public accountants to report under this Item 9.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2004, that materially affected or is reasonably likely to materially affect the internal controls.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13-a-15(f) of the Securities Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CWA with respect to certain billing and circuit cost tracking systems and the related revenue, accounts receivable, costs and accounts payable. We acquired CWA in March 2004 and have not yet integrated these acquired systems into the processes for which internal controls were assessed. The Company did not have the practical ability to perform an assessment of these acquired systems at the time of its control assessment. As further discussed in the Management’s Discussion and Analysis, CWA revenue and related accounts receivable included in our 2004 consolidated financial statements and excluded from our internal control assessment were approximately $261 million and approximately $28 million, respectively. The CWA circuit costs and associated accounts payable included in our 2004 consolidated financial statements and excluded from our internal control assessment were approximately $59 million and approximately $2 million, respectively.

Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young, an independent registered public accounting firm, as stated in their report which is included herein on page 42.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders SAVVIS Communications Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that SAVVIS Communications Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SAVVIS Communications Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting and as permitted by the Securities and Exchange Commission, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cable and Wireless with respect to certain billing and circuit cost tracking systems and the related revenue, accounts receivable, costs, and accounts payable, which are included in the 2004 consolidated financial statements of SAVVIS Communications Corporation and constituted $261 million and $28 million of revenue and accounts receivable, respectively and $59 million and $2 million of costs and accounts payable, respectively. Our audit of internal control over financial reporting of SAVVIS Communications Corporation also did not include an evaluation of the internal control over financial reporting of Cable and Wireless with respect to certain billing and circuit cost tracking systems and the related revenue, accounts receivable, costs, and accounts payable.

In our opinion, management’s assessment that SAVVIS Communications Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SAVVIS Communications Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SAVVIS Communications Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2004, and our report dated March 1, 2005, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

St. Louis, Missouri

March 1, 2005

ITEM 9B. OTHER INFORMATION.

No reportable information.

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

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the information set forth under the captions “Election of Directors – Director Compensation,” “2004 Executive Compensation” and “Stockholder Return Performance Graph” appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the information set forth under the caption “Ownership of Securities” appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2004 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including our 1999 stock option plan, our 2003 incentive compensation plan, our employee stock purchase plan and other arrangements with investors and distributors.

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	51,857,734	(1)	$1.07	26,902,995	(2)
Equity compensation plans not approved by security holders	6,666,666	(3)	$0.75	—

(1)	Consists entirely of shares of common stock underlying outstanding options granted under our 1999 stock option plan and our 2003 incentive compensation plan.
(2)	Includes 6,098,424 shares of common stock available for issuance under our 1999 stock option plan, 6,000,000 shares of common stock available for issuance under our employee stock purchase plan which was approved by our stockholders in 2002, but which we have not yet implemented, and 14,804,571 shares of common stock available for issuance under our 2003 incentive compensation plan.

(3)	Consists of 6,666,666 shares of common stock subject to warrants that we issued to Constellation. The warrants are currently exercisable.

On June 28, 2002, we issued performance warrants to Constellation to purchase 10,000,000 shares in the aggregate of our common stock at $0.75 per share. Constellation earned the right to exercise the warrants by meeting certain criteria related to aiding our company in acquiring new business. The warrants may be exercised in whole or in part at any time prior to January 28, 2007. As of December 31, 2004, all of the warrants had been earned, and 3,333,333 warrants had been exercised.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

1. Financial Statements

2. Financial Statement Schedules

Financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the financial statements, or notes thereto, are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits

The following exhibits are either provided with this Form 10-K or are incorporated herein by reference.

		Filed with the Form 10-K	Incorporated by Reference
Exhibit Index Number	Exhibit Description		Form	Filing Date with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1	November 12, 1999	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	January 31, 2000	3.2
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 14, 2002	3.3

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	10-Q	August 13, 2004	3.4

3.5	Amended and Restated Bylaws of the Registrant	10-Q	May 15, 2003	3.4

4.1	Form of Common Stock Certificate	S-1/A	January 31, 2000	4.1

4.2	Certificate of Designations relating to the Registrant’s Series A Convertible Preferred Stock	8-K	March 27, 2002	4.2

4.3	Amended and Restated Certificate of Designations for Registrant’s Series B Convertible Preferred Stock	10-Q	August 13, 2004	4.4

4.4	Warrant Agreement, dated as of March 15, 2002, between the Registrant and Nortel Networks Inc.	10-Q	May 15, 2002	4.4

4.5	Warrant, dated March 18, 2002, to purchase the Registrant’s common stock issued to Nortel Networks Inc.	10-Q	May 15, 2002	4.6

4.6+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital II, L.P.	8-K	July 8, 2002	4.7

4.7+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital Offshore II, L.P.	8-K	July 8, 2002	4.8

4.8+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to The BSC Employee Fund IV, L.P.	8-K	July 8, 2002	4.9

4.9+	Warrant, dated, June 28, 2002, to purchase the Registrant’s common stock issued to CVC II Partners, L.L.C.	8-K	July 8, 2002	4.10

4.10	Form of Series A Subordinated Note	8-K	February 25, 2004	4.12

10.1	1999 Stock Option Plan, as amended	10-K	April 17, 2001	10.1

10.2	Amendment No. 1 to 1999 Stock Option Plan	10-Q	August 14, 2002	10.1

10.3	Amendment No. 2 to 1999 Stock Option Plan	10-Q	August 14, 2002	10.2

10.4	Amendment No. 3 to 1999 Stock Option Plan	10-Q	August 14, 2002	10.3

10.5	2003 Incentive Compensation Plan	10-Q	May 15, 2003	10.1

10.6	Amendment to 2003 Incentive Compensation Plan	10-Q	August 13, 2004	10.1

10.7	Employee Stock Purchase Plan	10-Q	August 14, 2002	10.4

10.8	Form of Incentive Stock Option Agreement under the 1999 Stock Option Plan	S-1/A	December 30, 1999	10.2

10.9	Form of Non-Qualified Stock Option Agreement under the 1999 Stock Option Plan	10-K	February 28, 2003	10.7

10.10	Form of Non-Qualified Stock Option Agreement under the 2003 Incentive Compensation Plan	10-Q	October 30, 2003	10.1

10.11	Employment Agreement, dated December 20, 1999, between the Registrant and Jack M. Finlayson	S-1/A	January 18, 2000	10.8

10.12	Letter Agreement, dated September 30, 1999, between the Registrant and James D. Mori	S-1/A	December 30, 1999	10.9

10.13	Employment Agreement, dated April 2, 2001, between the Registrant and Robert A. McCormick	10-K	April 17, 2001	10.46

10.14	Letter Agreement, dated January 6, 2003, between the Registrant and Grier C. Raclin	10-K	February 24, 2004	10.13

10.15	Letter Agreement, dated January 2, 2003, between the Registrant and Jeffrey H. Von Deylen	10-K	February 24, 2004	10.14

10.16	Office Lease between WGP Associates, LLC and SAVVIS Communications Corporation, a Missouri corporation (“SAVVIS”)	10-K	March 30, 2000	10.27

10.17+	Arena Naming Rights Agreement, dated as of August 17, 2000, among the Registrant, Kiel Center Partners, L.P. and Bridge Information Systems, Inc.	10-Q	November 11, 2000	10.9

10.18+	Agreement and First Amendment, dated June 19, 2002, to Arena Naming Rights Agreement, dated as of August 17, 2000, among the Registrant, Kiel Center Partners, L.P. and SAVVIS	10-K	February 28, 2003	10.39

10.19+	Settlement Agreement relating to Advertising Inventory under Naming Rights Agreement and Conditionally Modifying Suite License Agreement, dated as of July 30, 2003, among the Registrant and Kiel Center Partners, L.P.	10-Q	October 30, 2003	10.6

10.20	Side Letter, dated May 16, 2001, between the Registrant and Reuters Holdings Switzerland SA.		8-K	June 4, 2001	10.4

10.21+	Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited		10-Q/A	November 29, 2001	10.4

10.22+	Amendment No. 1, dated March 1, 2002, to Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited		10-K	February 28, 2003	10.57

10.23+	Amendment No. 2, dated May 23, 2003, to Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited		10-Q	August 12, 2003	10.1

10.24+	Amendment No. 3, dated June 15, 2003, to Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited		10-Q	August 12, 2003	10.2

10.25+	Amendment No. 4, dated March 15, 2003, to Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited		10-Q	October 30, 2003	10.2

10.26+	Amendment No. 5, dated July 23, 2003, to Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited		10-Q	October 30, 2003	10.3

10.27+	Amendment No. 6, dated August 19, 2003, to Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited		10-Q	October 30, 2003	10.4

10.28+	Amendment No. 7, dated July 25, 2003, to Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited		10-Q	October 30, 2003	10.5

10.29+	Amendment No. 8, dated October 1, 2003, to Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited		10-K	February 24, 2004	10.28

10.30	Amendment No. 9, dated October 24, 2003, to Network Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited		10-K	February 24, 2004	10.29

10.31	Letter Agreement dated October 22, 2004, between the Registrant and Reuters Limited	X

10.32+	Transitional Services Agreement, dated as of September 28, 2001, by and between the Registrant and Reuters Limited		10-Q/A	November 29, 2001	10.5

10.33	Colocation Agreement, dated as of September 28, 2001, by and between SAVVIS and Reuters America Inc.		10-Q/A	November 29, 2001	10.6

10.34	Securities Purchase Agreement, dated as of March 6, 2002, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., and the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on Annex I thereto		8-K	March 27, 2002	10.1

10.35	Investor Rights Agreement, dated as of March 6, 2002, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on the signature pages thereto, Reuters Holdings Switzerland SA and the other Investors (as defined therein)		8-K	March 27, 2002	10.2

10.36	Amendment No. 1, dated June 28, 2002, to the Investor Rights Agreement, dated as of March 6, 2002, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., the various entities		8-K	March 27, 2002	10.2

	and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on the signature pages thereto, Reuters Holdings Switzerland SA and the Other Investors (as defined therein

10.37	Amended and Restated Master Lease Agreement, dated as of March 8, 2002, by and among SAVVIS, other signatories named therein and General Electric Capital Corporation	10-Q	May 15, 2002	10.4

10.38	Amended and Restated Lease Agreement, dated as of January 25, 2002, by and between General Electric Capital Corporation and SAVVIS	10-Q	August 14, 2002	10.5

10.39	Amendment No.1 and Consent, dated May 28, 2002, to the Amended and Restated Master Lease Agreement, dated as of March 8, 2002, by and among SAVVIS, other signatories named therein and General Electric Capital Corporation	10-Q	August 14, 2002	10.8

10.40	Amendment No.2 and Consent, dated November 4, 2002, to the Amended and Restated Master Lease Agreement, dated as of March 8, 2002, by and among SAVVIS, other signatories named therein and General Electric Capital Corporation	10-K	February 28, 2003	10.67

10.41	Amendment No. 3, dated February 27, 2003, to the Amended and Restated Master Lease Agreement, dated as of March 8, 2002, by and among SAVVIS, other signatories named therein and General Electric Capital Corporation	10-Q	May 15, 2003	10.2

10.42	Amendment No. 4, dated April 30, 2003, to the Amended and Restated Master Lease Agreement, dated as of March 8, 2002, by and among SAVVIS, other signatories named therein and General Electric Capital Corporation	10-Q	May 15, 2003	10.3

10.43	Amendment No. 6, dated as of March 5, 2004, to the Amended and Restated Master Lease Agreement, dated as of March 8, 2002, by and among SAVVIS, other signatories named therein and General Electric Capital Corporation	10-Q	November 15, 2004	10.1

10.44	Security Agreement, effective as of March 18, 2002, between the Registrant and General Electric Capital Corporation, as agent for itself and other lessors	10-Q	May 15, 2002	10.5

10.45	Security Agreement, effective as of March 18, 2002, between SAVVIS and General Electric Capital Corporation, as agent for itself and other lessors	10-Q	May 15, 2002	10.6

10.46	Security Agreement, effective as of March 18, 2002, between SAVVIS Procurement Corporation and General Electric Capital Corporation, as agent for itself and other lessors	10-Q	May 15, 2002	10.8

10.47	Security Agreement, effective as of March 18, 2002, between SAVVIS Communications International, Inc. and General Electric Capital Corporation, as agent for itself and other lessors	10-Q	May 15, 2002	10.9

10.48	Pledge Agreement, dated as of March 18, 2002, between the Registrant and General Electric Capital Corporation, as agent for itself and other lessors	10-Q	May 15, 2002	10.10

10.49	Pledge Agreement, dated as of March 18, 2002, between SAVVIS and General Electric Capital Corporation, as agent for itself and other lessors	10-Q	May 15, 2002	10.11

10.50	Trademark Security Agreement, dated as of March 18, 2002, between the Registrant and General Electric Capital Corporation, as agent for itself and other lessors	10-Q	May 15, 2002	10.12

10.51	Trademark Security Agreement, dated as of March 18, 2002, between SAVVIS and General Electric Capital Corporation, as agent for itself and other lessors	10-Q	May 15, 2002	10.13

10.52	Trademark Security Agreement, dated as of March 18, 2002, between SAVVIS Procurement Corporation and General Electric Capital Corporation, as agent for itself and other lessors	10-Q	May 15, 2002	10.15

10.53	Trademark Security Agreement, dated as of March 18, 2002, between SAVVIS Communications International, Inc. and General Electric Capital Corporation, as agent for itself and other lessors	10-Q	May 15, 2002	10.16

10.54	Patent Security Agreement, dated as of March 18, 2002, between the Registrant and General Electric Capital Corporation, as agent for itself and other lessors	10-Q	May 15, 2002	10.17

10.55	Patent Security Agreement, dated as of March 18, 2002, between SAVVIS Communications Corporation, a Missouri corporation and General Electric Capital Corporation, as agent for itself and other lessors	10-Q	May 15, 2002	10.18

10.56	Patent Security Agreement, dated as of March 18, 2002, between SAVVIS Procurement Corporation and General Electric Capital Corporation, as agent for itself and other lessors	10-Q	May 15, 2002	10.20

10.57	Patent Security Agreement dated, as of March 18, 2002, between SAVVIS Communications International, Inc. and General Electric Capital Corporation, as agent for itself and other lessors	10-Q	May 15, 2002	10.21

10.58	Copyright Security Agreement, dated as of March 18, 2002, between the Registrant and General Electric Capital Corporation, as agent for itself and other lessors	10-Q	May 15, 2002	10.22

10.59	Copyright Security Agreement, dated as of March 18, 2002, between SAVVIS and General Electric Capital Corporation, as agent for itself and other lessors	10-Q	May 15, 2002	10.23

10.60	Copyright Security Agreement, dated as of March 18, 2002, between SAVVIS Procurement Corporation and General Electric Capital Corporation, as agent for itself and other lessors	10-Q	May 15, 2002	10.25

10.61	Copyright Security Agreement, dated as of March 18, 2002, between SAVVIS Communications International, Inc. and General Electric Capital Corporation, as agent for itself and other lessors	10-Q	May 15, 2002	10.26

10.62	Guaranty Agreement, effective as of March 18, 2002, delivered by the Registrant to and in favor of General Electric Capital Corporation, as agent for itself and other lessors	10-Q	May 15, 2002	10.27

10.63	Guaranty Agreement, effective as of March 18, 2002, delivered by SAVVIS Procurement Corporation to and in favor of General Electric Capital Corporation, as agent for itself and other lessors	10-Q	May 15, 2002	10.29

10.64	Guaranty Agreement, effective as of March 18, 2002, delivered by SAVVIS Communications International, Inc. to and in favor of General Electric Capital Corporation, as agent for itself and other lessors	10-Q	May 15, 2002	10.30

10.65	Securities Purchase Agreement, dated as of June 28, 2002, among the registrant, Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund IV, L.P., and CVC II Partners, L.L.C.	8-K	July 8, 2002	10.1

10.66	Joinder Agreement, dated June 28, 2002, between registrant, Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund IV, L.P., and CVC II Partners, L.L.C.	8-K	July 8, 2002	10.3

10.67	Board Letter, dated June 28, 2002, to Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund IV, L.P., and CVC II Partners, L.L.C. from registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., Welsh, Carson, Anderson & Stowe VII, L.P., Welsh, Carson, Anderson & Stowe VI, L.P., and WCAS Management Corporation	8-K	July 8, 2002	10.4

10.68	Amended and Restated Securities Purchase Agreement, dated as of February 9, 2004, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P. and the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on Annex I thereto, the Constellation Entities and the Oak Hill Purchasers (as defined therein)	8-K	February 25, 2004	10.1

10.69	Amended and Restated Registration Rights Agreement, dated as of February 6, 2004, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on the signature pages thereto, the Constellation Entities and the Oak Hill Purchasers (as defined therein)	8-K	February 25, 2004	10.2

10.70	Lease Agreement, dated as of May 24, 2002, by and between Duke Realty Limited Partnership and SAVVIS	10-Q	August 14, 2002	10.6

10.71	Missouri Leasehold Deed of Trust, Security Agreement and Fixture Filing, dated June 12, 2002, among SAVVIS and General Electric Capital Corporation	10-Q	August 14, 2002	10.7

10.72	Securities Purchase Agreement, dated as of September 18, 2002, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P. and the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on Annex I thereto	8-K	September 19, 2002	10.1

10.73+	Master Services Agreement, dated October 1, 2002, by and between Moneyline Telerate and Moneyline Telerate International and SAVVIS	10-Q	November 12, 2002	10.1

10.74+	Settlement Agreement, dated March 31, 2004, by and between Moneyline Telerate and Moneyline Telerate International and SAVVIS	10-Q	May 17, 2004	10.2

10.75++	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC Office LLC	10-Q	November 15, 2004	10.2

10.76++	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat LA1 LLC	10-Q	November 15, 2004	10.3

10.77++	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC4 LLC	10-Q	November 15, 2004	10.4

10.78++	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC5 LLC.	10-Q	November 15, 2004	10.5

10.79++	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC8 LLC	10-Q	November 15, 2004	10.6

10.80++	Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.	10-Q	November 15, 2004	10.7

10.81++	First Amendment, dated as of August 11, 2000, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.	10-Q	November 15, 2004	10.8

10.82++	Second Amendment, dated as of August 11, 2000, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.	10-Q	November 15, 2004	10.9

10.83++	Third Amendment, dated as of November 22, 2000, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.	10-Q	November 15, 2004	10.10

10.84++	Fourth Amendment, dated as of January, 2001, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.11

10.85++	Fifth Amendment, dated as of February 15, 2001, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.12

10.86++	Sixth Amendment, dated as of August 7, 2001, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.13

10.87++	Seventh Amendment, dated as of March 6, 2002, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.14

10.88++	Eighth Amendment, dated as of March 23, 2002, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.15

10.89++	Ninth Amendment, dated as of March 23, 2002, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.16

10.90++	Tenth Amendment, dated as of August 27, 2003, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.17

10.91++	Eleventh Amendment, dated as of March, 2004, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.18

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Ernst & Young LLP	X

23.2	Consent of Deloitte & Touche LLP	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.
++	A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2005.

SAVVIS COMMUNICATIONS CORPORATION

By:	/s/ Robert A. McCormick
Robert A. McCormick
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities indicated below and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ ROBERT A. MCCORMICK	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 4, 2005
Robert A. McCormick

/s/ JEFFREY H. VON DEYLEN	Chief Financial Officer and Director (principal financial officer and principal accounting officer)	March 4, 2005
Jeffrey H. Von Deylen

/s/ JOHN M. FINLAYSON	President, Chief Operating Officer and Director	March 4, 2005
John M. Finlayson

/s/ JOHN D. CLARK	Director	March 4, 2005
John D. Clark

/s/ CLIFFORD H. FRIEDMAN	Director	March 4, 2005
Clifford H. Friedman

/s/ CLYDE A. HEINTZELMAN	Director	March 4, 2005
Clyde A. Heintzelman

/s/ THOMAS E. MCINERNEY	Director	March 4, 2005
Thomas E. McInerney

/s/ JAMES E. OUSLEY	Director	March 4, 2005
James E. Ousley

/s/ JAMES P. PELLOW	Director	March 4, 2005
James P. Pellow

/s/ PATRICK J. WELSH	Director	March 4, 2005
Patrick J. Welsh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders SAVVIS Communications Corporation

We have audited the accompanying consolidated balance sheets of SAVVIS Communications Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SAVVIS Communications Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SAVVIS Communications Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SAVVIS Communications Corporation

Herndon, Virginia

We have audited the accompanying consolidated statements of operations, cash flows, and changes in stockholders’ (deficit)/equity of SAVVIS Communications Corporation and subsidiaries (SAVVIS) for the year ended December 31, 2002. These financial statements are the responsibility of the management of SAVVIS. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of SAVVIS Communications Corporation and subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, in 2002, SAVVIS changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards No. 142.

/s/ Deloitte & Touche LLP

McLean, Virginia

February 6, 2003

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share amounts)	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,369	$28,173
Trade accounts receivable, less allowance for credits and uncollectibles of $13,750 and $2,975 in 2004 and 2003, respectively	48,050	11,305
Prepaid expenses	9,733	2,467
Other current assets	5,271	2,682

TOTAL CURRENT ASSETS	118,423	44,627
Property and equipment, net	264,542	59,357
Restricted cash	—	7,843
Intangibles, net	15,218	4,898
Other non-current assets	8,067	7,898

TOTAL ASSETS	$406,250	$124,623

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
CURRENT LIABILITIES:
Payables and other trade accruals	$50,350	$26,771
Capital lease obligations, current	505	315
Other accrued liabilities	66,150	22,629

TOTAL CURRENT LIABILITIES	117,005	49,715
Capital lease obligations, net of current portion	113,529	56,587
Long-term debt	171,051	—
Other accrued liabilities	68,606	19,248

TOTAL LIABILITIES	470,191	125,550

COMMITMENTS AND CONTINGENCIES (Note 18)
STOCKHOLDERS’ (DEFICIT)/EQUITY:
Convertible Series A Preferred stock at accreted value; 210,000 shares authorized, 203,070 shares issued in 2004 and 2003; 202,490 and 203,070 shares outstanding in 2004 and 2003, respectively	272,137	243,334
Convertible Series B Preferred stock; $0.01 par value, 11,000,000 shares authorized; 6,552,886 shares issued and converted into Common Stock in 2004.	—	—
Common stock; $.01 par value, 1,500,000,000 shares authorized, 180,361,264 and 96,478,900 shares issued in 2004 and 2003; 180,329,963 and 96,447,599 shares outstanding in 2004 and 2003, respectively	1,804	965
Additional paid-in capital	384,847	330,890
Accumulated deficit	(721,263)	(572,465)
Deferred compensation	(515)	(1,438)
Treasury stock, at cost, 31,301 shares in 2004 and 2003, respectively	(16)	(16)
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment	(935)	(2,197)

TOTAL STOCKHOLDERS’ (DEFICIT)/EQUITY	(63,941)	(927)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY	$406,250	$124,623

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands, except share and per share amounts)	2004	2003	2002
TOTAL REVENUES(1)	$616,823	$252,871	$236,004

Data communications and operations expenses(2)	437,963	163,606	162,078

GROSS MARGIN	178,860	89,265	73,926

Sales, general, and administrative expenses(3)	164,483	90,498	67,821
Integration costs	27,675	—	—
Depreciation, amortization, and accretion	72,065	55,346	60,621
Asset impairment and other write-downs of assets	—	—	4,684
Restructuring charges	—	7,903	—
Loss on sale of data center	—	8,106	—
Non-cash equity-based compensation(4)	11,086	13,989	10,952

TOTAL OTHER OPERATING EXPENSES	275,309	175,842	144,078

LOSS FROM OPERATIONS	(96,449)	(86,577)	(70,152)
NON-OPERATING INCOME / (EXPENSES):
Net interest expense and other	(52,349)	(7,456)	(11,003)
Gain on extinguishment of debt	—	—	97,859

TOTAL NON-OPERATING INCOME / (EXPENSES)	(52,349)	(7,456)	86,856

INCOME / (LOSS) FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(148,798)	(94,033)	16,704
Cumulative effect of change in accounting principle (Note 2)	—	—	(2,772)

NET INCOME / (LOSS )	(148,798)	(94,033)	13,932
Accreted and deemed dividend on Series A Preferred stock	(37,247)	(33,323)	(74,498)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(186,045)	$(127,356)	$(60,566)

BASIC AND DILUTED LOSS PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE(5)	$(1.64)	$(1.34)	$(0.62)
Cumulative effect of change in accounting principle	—	—	(0.03)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(1.64)	$(1.34)	$(0.65)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING(5)	113,711,188	94,738,124	93,558,891

(1)	Includes $78.0 million, $82.7 million, and $104.7 million from affiliates as defined in Note 17 for the years ended 2004, 2003, and 2002, respectively.
(2)	Excludes $0.1 million, $2.0 million, and $1.5 million of non-cash equity-based compensation for the years ended 2004, 2003, and 2002, respectively, as well as exclusive of depreciation, amortization, and accretion included separately below.
(3)	Excludes $10.9 million, $8.6 million, and $9.4 million of non-cash equity-based compensation for the years ended 2004, 2003, and 2002, respectively, as well as exclusive of depreciation, amortization, and accretion included separately below.
(4)	Includes $10.3 million and $3.4 million of non-cash equity-based compensation relating to the vesting of certain Constellation Ventures performance warrants for the years ended 2004 and 2003, respectively, as discussed in Note 5.
(5)	As the effects of including the incremental shares associated with options, warrants, and convertible Series A Preferred stock are anti-dilutive, they are not included in the diluted weighted average common shares outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2004	2003	2002
OPERATING ACTIVITIES:
Net income / (loss)	$(148,798)	$(94,033)	$13,932
Reconciliation of net income / (loss) to net cash used in operating activities:
Gain on extinguishment of debt	—	—	(97,859)
Asset impairment and other write-downs of assets	—	—	4,684
Restructuring charges	—	7,903	—
Loss on sale of data center	—	8,106	—
Cumulative effect of change in accounting principle	—	—	2,772
Accrued interest	50,899	6,996	8,794
Depreciation, amortization, and accretion	72,065	55,346	60,621
Non-cash equity-based compensation	11,086	13,989	10,952
Net changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(8,309)	3,812	1,266
Prepaid expenses and other current assets	8,239	(1,339)	663
Other non-current assets	3,093	1,675	2,273
Payables and other trade accruals	(3,437)	(4,245)	(35,589)
Other accrued liabilities	(11,595)	1,505	(17,477)

Net cash used in operating activities	(26,757)	(285)	(44,968)

INVESTING ACTIVITIES:
Capital expenditures	(31,308)	(18,824)	(5,669)
Acquisition, net of cash received	(116,477)	—	—
Proceeds from sale of acquired assets	3,338	—	—
Purchase of WAM!NET assets	(1,690)	(3,118)	—
Proceeds from sale of data center	—	35,000	—

Net cash provided by / (used in) investing activities	(146,137)	13,058	(5,669)

FINANCING ACTIVITIES:
Issuance of Series A Preferred stock, net of issuance costs	—	—	97,161
Issuance of subordinated debt and associated warrants	200,000	—	—
Deferred subordinated debt issuance costs	(625)	—	—
Net changes in restricted cash	7,973	(1,459)	—
Payments under capital lease obligations	(10,052)	(15,769)	(9,980)
Repayment of borrowings	—	—	(14,297)
Other	2,171	1,429	(2,268)

Net cash provided by / (used in) financing activities	199,467	(15,799)	70,616

Effect of exchange rate changes on cash and cash equivalents	623	(960)	(2,225)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	27,196	(3,986)	17,754
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	28,173	32,159	14,405

CASH AND CASH EQUIVALENTS, END OF YEAR	$55,369	$28,173	$32,159

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,326	$304	$1,111
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Series A preferred stock in settlement of debt	$—	$—	$102,970
Accrual of WAM!NET earn-out (Note 5)	3,837	4,600	—
Issuance of common stock for WAM!NET earn-out	(5,394)	—	—
Assets and obligations acquired under capital leases (Note 3)	52,000	—	—

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)/EQUITY

(in thousands)	CONVERTIBLE SERIES A PREFERRED STOCK	CONVERTIBLE SERIES B PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	DEFERRED COMPENSATION	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)	TOTAL
Balance at December 31, 2001	$—	$—	$940	$356,443	$(492,364)	$(21,122)	$(19)	$(464)	$(156,586)
Net income					13,932				13,932
Foreign currency translation adjustments								(1,620)	(1,620)

Comprehensive income									12,312
Issuance of Series A Preferred stock	203,070								203,070
Offering costs of Series A Preferred stock	(2,939)								(2,939)
Proceeds of Series A Preferred stock issuance allocated to beneficial conversion feature	(52,690)			52,690					—
Deemed dividends on Series A Preferred stock	74,498			(74,498)					—
Beneficial conversion feature of deemed dividends on Series A Preferred stock	(4,933)			4,933					—
Issuance of warrants				10,053					10,053
Recognition of deferred compensation costs				2,101		8,852			10,953
Issuance of Common and/or Treasury stock upon exercise of stock options			1	50			3		54

Balance at December 31, 2002	217,006	—	941	351,772	(478,432)	(12,270)	(16)	(2,084)	76,917
Net loss					(94,033)				(94,033)
Foreign currency translation adjustments								(113)	(113)

Comprehensive loss									(94,146)
Deemed dividends on Series A Preferred stock	33,323			(33,323)					—

Beneficial conversion feature of deemed dividends on Series A Preferred stock	(6,918)			6,918					—
Legal fees related to the issuance of Series A Preferred stock	(77)								(77)
Recognition of deferred compensation costs				(243)		10,832			10,589
Issuance of Common and/or Treasury stock upon exercise of stock options			24	1,405					1,429
Issuance of warrants				3,400					3,400
Issuance of immediately vested stock options with exercise price below market value on date of grant				961					961

Balance at December 31, 2003	243,334	—	965	330,890	(572,465)	(1,438)	(16)	(2,197)	(927)
Net loss					(148,798)				(148,798)
Foreign currency translation adjustments								1,262	1,262

Comprehensive loss									(147,536)
Deemed dividends on Series A Preferred stock	37,247			(37,247)					—
Beneficial conversion feature of deemed dividends on Series A Preferred stock	(7,749)			7,749					—
Conversion of Series A Preferred stock	(695)		9	686					—
Issuance of Series B Preferred stock		66		65,806					65,872
Vesting of performance warrants				10,338					10,338
Common stock warrant exercises			95	(95)					—
Issuance of Common stock upon exercise of stock options			35	2,136					2,171
Recognition of deferred compensation costs				(176)		923			747
WAM!NET earn-out payment			44	5,350					5,394
Conversion of Series B Preferred stock		(66)	656	(590)					—

Balance at December 31, 2004	$272,137	$—	$1,804	$384,847	$(721,263)	$(515)	$(16)	$(935)	$(63,941)

See the following page for share information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)/EQUITY (continued)

	NUMBER OF SHARES
	CONVERTIBLE SERIES A PREFERRED STOCK	CONVERTIBLE SERIES B PREFERRED STOCK	COMMON STOCK	TREASURY STOCK
Balance at December 31, 2001	—	—	93,957,229	38,876
Issuance of Series A Preferred stock	203,070
Issuance of Common and/or Treasury stock upon exercise of stock options			102,727	(7,301)

Balance at December 31, 2002	203,070	—	94,059,956	31,575
Issuance of Common and/or Treasury stock upon exercise of stock options			2,418,944	(274)

Balance at December 31, 2003	203,070	—	96,478,900	31,301
Conversion of Series A Preferred stock	(580)		927,594
Issuance of Series B Preferred stock		6,552,886
Common stock warrant exercises			9,547,143
Issuance of Common stock upon exercise of stock options			3,457,279
WAM!NET earn-out payment			4,421,488
Conversion of Series B Preferred stock		(6,552,886)	65,528,860

Balance at December 31, 2004	202,490	—	180,361,264	31,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular dollars in thousands, except per share amounts)

NOTE 1—NATURE OF OPERATIONS

ORGANIZATION AND BUSINESS—SAVVIS Communications Corporation, a Delaware corporation, together with its wholly-owned subsidiaries, are referred to herein collectively as the “Company” and “SAVVIS.” SAVVIS is a global information technology services company delivering integrated hosting, network, voice, digital content management, and professional services to organizations in the financial services, media, retail, professional services, healthcare and manufacturing sectors.

In February 2000, the Company completed an initial public offering of shares of its common stock at $24.00 per share.

In 2002, the Company executed a recapitalization which included the issuance of approximately $203.1 million of convertible Series A Preferred stock to entities and individuals associated with Welsh Carson Anderson & Stowe (Welsh Carson), a group of funds (Constellation Ventures), Reuters plc (Reuters) and to various vendors.

In August 2003, the Company purchased the commercial business operations assets of WAM!NET, Inc., a global provider of content management and delivery services, for $11.4 million based on the revenue derived from the acquired customers. The Company issued 4.4 million shares of common stock in payment of approximately 50% of the total purchase price.

In March 2004, the Company purchased substantially all of the assets of Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc. together with the assets of certain of their affiliates (Cable & Wireless America or CWA). The total cash cost of the CWA assets prior to the assumption of liabilities was $116.5 million. To finance the purchase and to fund working capital and capital expenditure requirements of CWA, in February 2004, the Company issued $200.0 million of Series A Subordinated Notes due 2009 and warrants to purchase shares of the Company’s Series B Convertible Preferred Stock to a group of investors, including entities and individuals affiliated with Welsh Carson and Constellation Ventures. The warrants were exercised immediately on a cashless basis, and in December 2004, were converted into 65,528,860 million shares of the Company’s common stock.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. On March 5, 2004, the Company through a wholly owned subsidiary secured all regulatory approvals and closed its acquisition of CWA. The results of CWA are included in the consolidated financial statements since the date of acquisition.

Cash and Cash Equivalents

The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments with an original maturity of three months or less, that the Company may hold from time to time, as cash and cash equivalents.

Restricted Cash

Restricted cash consists of amounts supporting outstanding letters of credit, principally related to office space. Prior to September 2004, the Company’s Letter of Credit Facility required collateralization. Subsequently, this requirement was removed. As a result, the bank released its lien on the cash held as collateral for the letters of credit, and previously restricted cash was reclassified to unrestricted cash.

Property and Equipment

Communications and data center equipment, office equipment and other equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of three to fifteen years. Facilities and leasehold improvements are amortized over the shorter of their estimated useful lives or the initial term of the related lease, which is two to fifteen years.

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

Valuation of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires the review for impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value.

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

There were no asset impairment charges in 2004 or in 2003. During 2002, the Company recognized asset impairment charges of $4.7 million, primarily related to equipment with carrying value above its estimated fair market value.

Intangible Assets

The Company accounts for its intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) and Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), as applicable.

Identifiable intangible assets include: trademarks, patents, customer relationships, software and peering agreements. Useful lives of these specifically identified intangible assets are: indefinite years for trademarks; eleven to fifteen years for patents; three to four years for customer relationships; five years for software; and seven years for peering agreements. Details of the components of intangible assets as of the balance sheet date are in Note 7.

In accordance with SFAS 142, in the first quarter of 2002 the Company assessed the goodwill in the consolidated balance sheet and determined that the goodwill was impaired. As a result, the Company recorded a $2.8 million charge in 2002 which is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle. The Company currently does not have any goodwill recorded.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade accounts receivable, restricted cash, accounts payable and accrued liabilities approximate their fair values.

Asset Retirement Obligations

The Company records any identified asset retirement obligations and the associated asset retirement cost in accordance with Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (SFAS 143). The value of the obligation is assessed as the present value of the expected future payments to retire the assets. The Company’s asset retirement obligations relate primarily to costs to remove leasehold improvements and return leased space to its original condition. The Company only recognized estimated cash flows related to legal obligations as defined in SFAS 143. The associated cost of the asset retirement obligation are capitalized and depreciated over their appropriate useful lives as further discussed in Note 15.

Revenue Recognition

Revenue consists primarily of managed IP VPN, hosting, other network services, and digital content management revenue, which are recognized when earned over the term of the contract or as services are delivered. Installation fee revenue and the associated installation costs are deferred in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). Such deferred revenue and costs are recognized into revenue and data communications and operations costs in the consolidated statements of operations on a straight-line basis over approximately two years, the estimated average life of a customer contract. For all periods, any services billed and payments received in advance of providing services are deferred until the period such services are earned. Revenue for estimated credits to be issued is recorded as a reduction of revenue based on historical credits issued and known disputes.

Trade Receivables

The Company classifies amounts owed to the Company and due within twelve months, arising from the sale of goods or services in the normal course of business, as trade receivables.

Allowance for Credits and Uncollectibles

The Company continuously monitors collections from its customers and maintains a provision for estimated credit losses based upon historical experience and specific customer information. The policy for determining delinquent account status is based on how recently payments have been received. An estimate of service credits to be issued is also maintained based on the Company’s historical experience and its knowledge of any specific service interruptions.

Data Communication and Operations Expenses

In the ordinary course of business, invoices from communications service providers may exceed amounts the Company believes it owes. The Company’s practice is to identify these variances and engage in discussions with the vendors to resolve the disputes. Accruals are maintained for the best estimate of the amount that will ultimately be paid. Variations in the Company’s estimate and ultimate settlement of vendor billings may have a material impact on the Company’s results of operations. Other operations expenses include rental costs, utilities, other operating costs for hosting space, as well as salaries and related benefits for engineering, service delivery/provisioning, customer service and operations personnel. Indefeasible Rights of Use (IRUs) maintenance and operations costs are also reflected in this category.

Operating Leases

The Company has various operating leases for facilities and equipment. Equipment lease terms are approximately three years, and the facility leases range from three to twenty years. These facility leases include rent increases and, in certain cases, rent holidays. Any applicable rent increases or rent holidays are recorded on a straight-line basis over the initial lease term. Leasehold improvements are amortized over the initial lease term of the applicable lease.

Depreciation, Amortization, and Accretion

Depreciation and amortization expense consists primarily of the depreciation and amortization of communications equipment, capital leases, and intangibles. Generally, depreciation and amortization is calculated using the straight-line method over the useful life of the associated asset, which ranges from two to fifteen years. Subsequent to the CWA acquisition, accretion expenses related to aging of the discounted present value of various liabilities, including asset retirement obligations and fair value adjustments for contracts and capital leases, are included in this line item.

Integration Costs

Integration costs represent the incremental costs of combining the CWA and SAVVIS organizations, including rationalization of facilities, retention bonuses, integration consulting by third parties, which provide current or future benefit to the combined company. These costs are direct incremental costs incurred to obtain the synergies of the combined companies and are not expected to continue once the Company has completed its integration plan.

Employee Stock Options

As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, compensation expense is recognized based on the intrinsic value of the equity instrument awarded as determined at the measurement date. Compensation expense was recognized related to option grants accounted for in accordance with APB 25 in the amounts of $0.7 million, $10.6 million, and $11.0 million during the years ended 2004, 2003, and 2002, respectively.

Pro forma information regarding net income has been determined as if the Company had accounted for its stock options granted to employees and non-employee members of its Board of Directors under the fair value method of SFAS 123. The fair value of options was estimated at the date of grant utilizing Black-Scholes. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods on a straight line basis.

Had compensation cost for the Company’s stock options been determined consistent with the provisions of SFAS 123 based on the fair value at the grant date, the Company’s pro forma net loss would have been as follows:

	2004	2003	2002
Net loss attributable to common stockholders
As reported	$(186,045)	$(127,356)	$(60,566)
Adjustment to net loss for:
Stock based compensation expense	748	10,589	10,952
Pro forma stock based compensation	(5,624)	(14,021)	(12,636)

Pro forma net loss	$(190,921)	$(130,788)	$(62,250)
Basic and diluted net loss per common share
As reported	$(1.64)	$(1.34)	$(0.65)
Pro forma	$(1.68)	$(1.38)	$(0.67)

For the years ended December 31, 2004, 2003, and 2002, average assumptions used in the determination of the fair value of the stock options include the following:

	2004	2003	2002
Expected volatility	109.8%	78.6%	78.6%
Risk free interest rate	3.1%	5.2%	5.2%
Dividend yield	0.0%	0.0%	0.0%
Expected option life (in years)	4	4	4

Income Taxes

Income taxes are accounted for under the asset and liability method, which provides for the establishment of deferred tax assets and liabilities for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes, applying the enacted statutory tax rates in effect for the years in which differences are expected to reverse. Valuation allowances are established when it is more likely than not the deferred tax assets will not be realized. The Company has provided a full valuation allowance on tax loss carry-forwards and other potential tax benefits according to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” because the future realization of the tax benefit is uncertain. As a result, to the extent that those benefits are realized in future periods, they will favorably affect net income. At December 31, 2004, the Company has approximately $550.5 million in United States net operating loss carry-forwards expiring between 2011 and 2023, of which it estimates $253.2 million is subject to the Section 382 limitation of the Internal Revenue Code.

Foreign Currency

Results of operations of our foreign subsidiaries are translated from the designated functional currency to the United States dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are included in accumulated other comprehensive loss, a separate component of stockholders’ (deficit) / equity.

Loss Per Share

All loss per share amounts for all periods have been presented to conform to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” All stock options, warrants, and convertible Series A Preferred shares outstanding have been excluded from the computations of diluted loss per share, as their effect would be anti-dilutive. Accordingly, there is no reconciliation between basic and diluted loss per share for the periods presented.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates used in the Company’s financial statements include accruals for commercial disputes and billing errors by vendors, allowance for credits and uncollectibles, valuation of the Subordinated Notes and warrants, valuation of the fair value of various liabilities associated with the CWA acquisition, valuation of long-lived assets, and the valuation of intangible assets.

New Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” effective July 1, 2005, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, only recognizes compensation cost for employee stock options to the extent that options have been issued below the fair market value of the underlying stock on the date of grant. Accordingly, the adoption of Statement 123’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income above.

NOTE 3—CWA ACQUISITION

In January 2004, the Company signed a definitive agreement to purchase substantially all of the assets of CWA. CWA, wholly-owned by Cable and Wireless PLC, provided a range of network and hosting services, including Internet access to a Tier 1 IP network, colocation, hosting and other value-added services such as managed security and content distribution. The transaction, following approval by the U.S. Bankruptcy Court and other federal regulatory agencies, closed on March 5, 2004. The results of CWA are included in the consolidated financial statements since the closing date of the acquisition.

The total purchase price consisted of $155.0 million in cash, the assumption of certain liabilities and leases for certain data centers and other facilities, and the funding of CWA’s working capital losses from January 28, 2004, through March 5, 2004, which totaled $13.5 million. Additionally, the Company entered into an agreement to transfer its rights at closing to acquire four of the CWA data centers and one office facility to Du Pont Fabros Interests LLC (Du Pont Fabros) for $52.0 million paid directly to the CWA bankruptcy estate. The Company subsequently leased those facilities back from Du Pont Fabros for 15 years. As a result, the total cash cost of the CWA assets prior to the assumption of liabilities, was $116.5 million.

The acquisition has been accounted for as a purchase under SFAS 141. The allocation of the purchase price is preliminary. Final adjustments are not expected to materially change the purchase price allocation as reflected below.

Preliminary Allocation as of December 31, 2004
Trade accounts receivable and other current assets	$45,113
Property and equipment	178,647
Intangible assets	11,793
Other non-current assets	3,565
Trade accounts payable and other current liabilities	(67,477)
Capital leases	(1,756)
Other long-term liabilities	(53,408)

Acquisition Cost	$116,477

The estimated fair value of CWA assets acquired and liabilities assumed exceeded the acquisition cost. Therefore, in accordance with SFAS 141, the excess value over the acquisition cost has been allocated as a pro rata reduction of non-current assets, which are property and equipment and intangibles.

The amount reflected in the preliminary purchase price allocation represents the Company’s current estimate of the liabilities relating to contractual agreements. Additionally, the liabilities assumed by the Company included adjustments to properly reflect the fair market value of long term facility leases ($12.3 million); the idle capacity related to a long-term IRU operations, maintenance and power contract ($16.3 million); the cost of leased facilities that will remain idle ($22.0 million); and the obligation to rehabilitate the long term lease spaces at varying lease termination dates ($16.7 million). These liabilities are not a result of an exit plan; rather, they relate solely to properly reflecting the fair value of assets and liabilities assumed.

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

The Company had $6.3 million of involuntary employee termination costs accrued in the opening balance sheet as a liability. The Company paid $5.4 million in severance payments during the year ended December 31, 2004. The Company adjusted its severance estimate in December 2004, to reflect an additional group of employees and the actual payments for insurance and outplacement services during the year. The Company expects to pay $0.9 million in the first quarter of 2005, which is the remaining balance at December 31, 2004. These costs meet the definition of costs to exit an activity of an acquired company as defined in Emerging Issues Task Force 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Management began to formulate a plan to terminate all redundant positions as of the acquisition date. In total, approximately 300 employees have been or will be terminated in various departments. The details of the severance package have been finalized and include the costs of severance, insurance, and outplacement services. Substantially all employee terminations are expected to be completed by March 31, 2005.

The following unaudited pro forma financial information presents the combined results of operations of the Company and CWA, as if the acquisition had occurred as of the beginning of each fiscal period presented, giving effect to certain adjustments, including depreciation, accretion, interest, the issuance of Series B Convertible Preferred Stock and the issuance of additional debt. The pro forma financial information does not necessarily represent the results of operations that would have occurred had the Company and CWA been a single entity during such period. The Company does not believe that the pro forma information is representative of the results of the combined business if it had been under the Company’s management during that time. The pro forma results for the year ended December 31, 2003 include approximately $124.7 million for restructuring charges.

	For the Year Ended December 31,
Pro Forma	2004	2003
Revenue	$679,330	$771,809
Net loss	(174,388)	(525,906)
Basic and diluted net loss per common share	$(1.86)	$(5.90)

Net loss before extraordinary items is equal to net loss, in total and on a per share basis and, therefore, is not disclosed separately.

NOTE 4—LONG-TERM DEBT

In the first quarter of 2004, the Company issued $200.0 million of its Series A Subordinated Notes (Subordinated Notes). The proceeds were used to fund the CWA acquisition and to fund the on-going operational, working capital and capital expenditure requirements of the Company related to the CWA acquisition. The debt issuance costs associated with the Subordinated Notes were $2.0 million and are classified as other non-current assets on the consolidated balance sheet. These costs consist of fees paid to the purchasers of the Subordinated Notes and are amortized to interest expense using the effective interest method until the maturity date of the Subordinated Notes. The Subordinated Notes accrue interest based on a 365 day year at a rate of 12.5% per annum until February 3, 2005 and 15% per annum thereafter, payable in kind semi-annually on June 30 and December 31. The Subordinated Notes contain an early redemption feature, a make whole premium and a change of control clause. Upon a change of control the holders of the Subordinated Notes have the right to require the Company to redeem any or all of the Subordinated Notes at a cash price equal to 100% of the principal amount of the Subordinated Notes, plus all accrued and unpaid interest as of the effective date of a change in control. The Subordinated Notes mature in a single installment on February 9, 2009.

The paid in kind interest is settled by the semi-annual issuance of new subordinated notes equal to the accrued interest payable at the time of settlement. The face amount of the original Subordinated Notes plus any notes issued for accrued interest is $226.8 million as of December 31, 2004.

Warrants immediately exercisable for Series B Convertible Preferred Stock (Series B Preferred) were also issued with the Subordinated Notes. The $200.0 million in proceeds were allocated between Subordinated Notes and Series B Preferred based on their relative fair values [resulting in an Original Issue Discount of $65.9 million.] The allocated value of the Subordinated Notes at date of issuance plus accrued interest on the $200.0 million proceeds and accreted interest on the Original Issue Discount are reflected as long-term debt. The fair value of the Series B Preferred was determined with the assistance of an independent third party appraiser. The allocated fair value of the Series B Preferred is reflected in the accompanying financial statements as components of stockholder’s (deficit)/equity in the amount of $65.9 million in additional paid-in capital and $0.1 million, the par value, in Series B Preferred.

The following table summarizes the long-term debt activity for the year ended December 31, 2004.

Proceeds from issuance of Subordinated Notes	$200,000
Adjustment for the valuation of the Series B Preferred and warrants	(65,872)

Adjusted value of Subordinated Notes	134,128

Accrued interest on $200,000 of Subordinated Notes	26,791
Accreted interest on Original Issue Discount	10,132

Balance of Subordinated Notes as of December 31, 2004	$171,051

Fair value of Subordinated Notes as of December 31, 2004	$210,362

NOTE 5—COMMON AND PREFERRED STOCK TRANSACTIONS

Common Stock

An initial public offering of the Company’s common stock was completed in February 2000. A total of 17.0 million shares were sold in the offering at $24 per share. The Company received net proceeds from this offering of approximately $333 million.

In April 2004, the stockholders of SAVVIS approved an increase in the authorized common stock to 1.5 billion shares.

WAM!NET Transaction

On August 1, 2003, the Company entered into an asset purchase agreement with WAM!NET, a leading global provider of content management and delivery services, to acquire certain assets related to their commercial business operations, including their commercial customer contracts and related customer premise and other equipment. Under the terms of the agreement, the Company made an initial payment of $3.0 million for the acquired assets. The final purchase price was determined during the third quarter of 2004 to be $11.4 million based on the revenue derived from the acquired customers. The Company issued 4.4 million shares of common stock in payment of approximately 50% of the total purchase price. The Company is paying the balance in nine monthly installments of approximately $0.3 million each through April 2005.

The purchase price of the assets was adjusted during 2004 to reflect an achievement of certain revenues derived from the acquired customers. The adjustment of $3.8 million represented an increase in the expected earn-out payments to WAM!NET from $4.6 million to $8.4 million based on customer performance.

Warrants Outstanding

In connection with the Company’s recapitalization in 2002, five-year warrants were issued to Nortel Networks, Inc. and General Electric Capital Corporation (GECC) to purchase approximately 6.4 million and 9.6 million shares, respectively, of the Company’s common stock at $0.75 per share. In the first quarter of 2004, GECC exercised their warrant pursuant to a “cashless exercise” and received approximately 7.0 million shares of the Company’s common stock.

Additionally in 2002, the Company issued ten million five-year performance warrants to entities affiliated with Constellation Ventures (Constellation) to acquire shares of common stock at $0.75 per share. The warrants vested in a total of three tranches as Constellation earned the right to exercise the warrants when it met certain performance criteria related to aiding the Company in obtaining new business. During the fourth quarter of 2003, the first quarter of 2004, and the second quarter of 2004, respectively, Constellation met the performance criteria, causing each of the three tranches for a total of 10.0 million warrants to vest, which resulted in non-cash equity-based compensation expense of $3.4 million, $6.6 million and $3.8 million, with respect to each of the three tranches. The non-cash equity-based compensation expense was calculated using the Black-Scholes model and current market and company assumptions. In the first quarter of 2004, Constellation exercised their first tranche of vested warrants pursuant to a “cashless exercise” and received approximately 2.6 million shares of the Company’s common stock.

Series A Convertible Preferred Stock

In 2002, the Company’s Board of Directors authorized 210,000 shares of Series A Convertible Preferred Stock (Series A Preferred) and the Company issued 203,070 shares of Series A Preferred to entities and individuals affiliated with Welsh Carson, Constellation, Reuters, and other parties.

The Company incurred $3.0 million in offering costs related to the issuance of the Series A Preferred, which was recorded as a reduction of the Series A Preferred Stock balance in stockholders’ (deficit)/equity in the consolidated balance sheets.

The Series A Preferred accrues dividends at the rate of 11.5% per annum on the outstanding accreted value thereof (initially $1,000 per share). Dividends may not be paid in cash until after the eighth anniversary of the original issuance date. Accrued but unpaid dividends are added to the outstanding accreted value quarterly. As of December 31, 2004, accrued and unpaid Series A Preferred dividends totaled $72.1 million. The Series A Preferred is convertible into such number of shares of our common stock equal to the outstanding accreted value divided by the conversion price of $0.75, equaling approximately 367 million common shares at December 31, 2004. The Series A Preferred is entitled to vote on all matters (other than any voluntary repurchase of the Series A Preferred) submitted to the common stockholders on an as-if-converted basis and represented approximately 64% of the voting stock of the Company as of December 31, 2004. The conversion price of $0.75 was set a few days before the commitment date for the Series A Preferred was issued in March 2002. On the commitment date, the closing price of the Company’s common stock was $1.00. Accordingly, the Company recorded a non-cash beneficial conversion feature of $52.7 million, representing the $0.25 per share intrinsic value of that feature, as a return to the Series A Preferred stockholders in March 2002. The Company also recorded a non-cash beneficial conversion feature of $7.7 million, $6.9 million, and $4.9 million related to accrued dividends for the years ended December 31, 2004, 2003, and 2002, respectively.

Below is a summary of Series A Preferred transactions as of December 31, 2004.

Issuance Date	Series A Preferred Shares Issued	Value
March 2002	158,070	$158,070
June 2002	22,400	22,400
September 2002	22,600	22,600

	203,070	203,070

Accrued dividends net of beneficial conversion feature		72,778

		275,848
Offering costs of Series A Preferred		(3,016)

Conversion of Series A Preferred into common stock		(695)

Balance of Series A Preferred as of December 31, 2004		$272,137

Number of common shares Series A Preferred is convertible into based on the conversion price of $0.75 at December 31, 2004		366,871,247

Series B Convertible Preferred Stock

During the first quarter of 2004, the Company’s Board of Director’s authorized 11.0 million shares of Series B Preferred at a $.01 par value. In connection with the issuance of the Company’s Subordinated Notes, the Company also issued warrants to purchase shares of the Series B Preferred to a group of investors that included existing stockholders related to Welsh Carson and Constellation. The warrants were exercised simultaneously upon issuance on a “cashless” basis into 6.6 million shares of Series B Preferred. On December 9, 2004, the Company issued approximately 65.5 million shares of common stock upon conversion of the Series B Preferred. This common stock is not registered under the Securities Act and, therefore, may not be transferred or sold except pursuant to an effective registration statement or pursuant to an exemption from the registration requirement of the Securities Act. The Company granted Welsh Carson demand and piggy-back registration rights, and the Company granted the other holders piggy-back registration rights only.

Each share of Series B Preferred automatically converted into ten shares of common stock upon the effectiveness of stockholder approval, which occurred on December 9, 2004.

The following table summarizes the number of diluted common shares on an as converted basis as of December 31, 2004 and 2003.

Number of Diluted Common Shares	2004	2003
Common shares outstanding	180,329,963	96,447,599
Series A Preferred as converted	366,871,247	328,466,554
Warrants and options outstanding (treasury stock method)	29,723,925	12,058,540

Diluted common shares	576,925,135	436,972,693

NOTE 6—PROPERTY AND EQUIPMENT

Communications and data center equipment, office equipment, and other equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of three to fifteen years. Facilities and leasehold improvements are amortized over the shorter of their estimated useful lives or the initial term of the related lease, which is two to fifteen years. The following table represents the Company’s property and equipment by category.

	Useful Lives (in years)	December 31,
		2004	2003
Communications and data center equipment	5 – 15	$374,765	$278,436
Facilities and leaseholds	2 – 15	146,678	2,940
Office equipment and other	3 – 7	37,206	14,582

Total		558,649	295,958

Less: accumulated depreciation and amortization		(294,107)	(236,601)

Total		$264,542	$59,357

Property and equipment was increased during 2004 by $178.6 million to reflect the purchase price allocation related to the CWA acquisition.

Depreciation expense was $50.5 million, $54.7 million, and $60.6 million for the years ended 2004, 2003, and 2002, respectively. Amortization expense for equipment and facilities under capital leases was $8.5 million, $16.9 million, and $15.7 million for the years ended 2004, 2003, and 2002, respectively. Accumulated amortization for equipment under capital leases was $69.4 million and $60.9 million for 2004 and 2003, respectively.

The Company prospectively changed its estimate of legacy SAVVIS’ useful life for communications equipment from three to five years as of April 1, 2004. The review of appropriate useful life was performed in conjunction with the acquisition of CWA. CWA communications equipment assets were initially assigned a five-year useful life. The impact of this change was not material to the consolidated statements of operations included herein.

NOTE 7—INTANGIBLES

The table below shows the detail of the intangible asset balances as of December 31, 2004 and 2003.

	Weighted Average Amortization Period (in years)	Useful Lives (in years)	December 31,
			2004	2003
Customer relationships	3.6	3-4	$14,073	$5,499
Other	7.3	5-15	6,343	—

Total			20,416	5,499
Less: accumulated amortization			(5,198)	(601)

Total	4.8		$15,218	$4,898

Intangibles were increased during 2004 by $14.9 million to reflect the purchase price allocation related to the CWA acquisition and the finalization of the WAM!NET purchase agreement. During the third quarter of 2003, the Company recorded an intangible asset in the amount of $5.5 million for the commercial customer contracts and other fees associated with the WAM!NET asset purchase agreement.

The Company recorded $4.6 million and $0.6 million in amortization expense for intangibles for the years ended 2004 and 2003, respectively. The estimated aggregate amortization expense for intangibles for the next five years is $2.3 million for 2005-2007, $1.0 million for 2008, and $0.5 million for 2009.

The Company accounts for the identified intangible assets acquired in various transactions in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) and Statement of Accounting Standards No. 141, “Business Combinations” (SFAS 141). Our intangible assets were acquired through the WAM!NET transaction or the CWA acquisition and, as such, were valued based on their estimated fair value relative to the estimated fair value of net assets received in the transactions. Identifiable intangible assets include: trademarks, patents, customer relationships, software, and peering agreements. Useful lives of these specifically identified intangible assets are: indefinite for trademarks; eleven to fifteen years for patents; three to four years for customer relationships; five years for software, and seven years for peering agreements.

NOTE 8—ASSET IMPAIRMENT, RESTRUCTURING CHARGES, AND OTHER

In June 2003, the Company revised its estimated liability related to a previously vacated facility lease to encompass the remaining minimum lease payments throughout the full term of the lease which expires in March 2011, resulting in a restructuring charge of $7.9 million or $(0.08) per basic and diluted common share for the year ended December 31, 2003. During the year ended December 31, 2004, the Company paid $1.0 million related to the exited property and has $1.0 million current and $5.4 million noncurrent remaining in the accrual at the end of the year.

In 2002, the Company recorded a $3.7 million charge related to the write-down of unused equipment for which the Company has no future expected use and the equipment has no salvage value. Additionally in 2002, concurrent with Yipes Communications, Inc.’s (Yipes) filing of a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code, the Company recorded a $1.0 million impairment charge related to its investment in Yipes.

NOTE 9—OTHER NON-CURRENT ASSETS

The following table summarizes the components of non-current assets as of December 31, 2004 and 2003.

	December 31,
	2004	2003
Sports arena naming rights	$1,362	$3,742
Deferred financing costs	4,532	3,352
Rent and other deposits	1,550	218
Other	623	586

	$8,067	$7,898

NOTE 10—CAPITAL LEASE OBLIGATIONS

The table below summarizes future minimum lease payments under capital leases as of December 31, 2004.

December 31, 2004
2005	$15,858
2006	17,002
2007	66,249
2008	10,987
2009	11,307
Thereafter	120,774

Total capital lease obligations	242,177
Less amount representing interest	(128,143)
Less current portion	(505)

Capital lease obligations less current portion	$113,529

Fair value of capital lease obligations	$116,928

In March 2002, the Company entered into a $56.5 million amended and restated master lease agreement with GECC. The balance of the amended lease is due on March 8, 2007. The majority of the Company’s owned assets serve as collateral under the amended lease. The amended lease calls for excess cash flow, as defined, to be used first for the payment of any accrued and unpaid interest and second for the prepayment of principal on the capital leases. Furthermore, the amended lease contains covenants restricting, among other things, the incurrence of debt, capital expenditures that can be made by the Company, and the payment of dividends. As of December 31, 2004, the Company was in compliance with the covenants.

In August 2004, the Company amended the terms of its amended and restated master lease agreement with GECC. Under the amended terms, the Company pre-paid $7.5 million and began cash interest payments in October 2004. Under the amended terms, the interest rate was lowered from 12% to 9% for the period September 2004 through September 2005. The Company paid approximately $1.2 million of interest during the year ended December 31, 2004, related to this agreement.

The Company entered into an agreement to transfer its rights at closing to acquire four of the CWA data centers and one office facility to Du Pont Fabros for $52.0 million paid directly to the CWA bankruptcy estate by Du Pont Fabros. The Company subsequently leased those facilities from Du Pont Fabros for approximately 15 years. Terms of the capital lease allowed for no cash payments for the first nine months of the lease. The effective interest rate on the transaction is approximately 17.5% over the 15 years of the lease. The first cash payment of $0.8 million was made in December 2004 and represented a combination of rent and interest. The associated capital lease asset will be depreciated over the approximate remaining useful life. The capital lease asset was recorded at its $52.0 million fair value as the present value of the minimum lease payments exceeded its fair value.

The balance of all capital lease obligations as of December 31, 2004, and 2003 are $114.0 million and $56.9 million, respectively.

Amortization of assets recorded under capital leases is disclosed in Note 6, Property and Equipment.

NOTE 11—OPERATING LEASES

The Company leases communications and office equipment and office space under various operating leases. The increase from December 31, 2003, primarily relates to the assumption of operating leases as a result of the CWA acquisition. Future minimum lease payments as of December 31, 2004, are as follows:

2005	$58,161
2006	56,449
2007	53,672
2008	51,524
2009	48,746
Thereafter	174,724

Total	$443,276

Rental expense under operating leases for 2004, 2003, and 2002 was $48.3 million, $15.4 million, and $14.4 million, respectively. The Company has various operating leases for facilities and equipment. Equipment lease terms are approximately three years, and the facility leases range from 3 to 15 years. These facility leases include rent increases and in certain cases rent holidays. Any applicable rent increases or rent holidays are recorded on a straight-line basis over the initial lease term. Leasehold improvements are amortized over the initial lease term of the applicable lease.

The Company is party to various operating leases entered into in the ordinary course of business. No contingent rentals exist in these leases. All rent holidays and rent escalations are recorded on a straight-line basis over the initial term of the lease.

NOTE 12—OTHER ACCRUED LIABILITIES

The following table summarizes the components of current and non-current other accrued liabilities as of December 31, 2004, and 2003. The principal reason for the change since December 31, 2003, is the assumption of liabilities as a result of the CWA acquisition and the related purchase accounting adjustments.

	December 31,
	2004	2003
Current other accrued liabilities:
Wages, employee benefits, and related taxes	$17,786	$3,652
Deferred revenue	9,267	3,815
Other taxes	7,794	2,758
WAM!NET earn-out	1,353	4,600
Acquired contractual obligations in excess of fair value and other	9,995	—
Accrued professional fees	3,234	752
Accrued integration costs	4,389	—
Accrued outside services	6,194	1,530
Other current liabilities	6,138	5,522

Total current other accrued liabilities	$66,150	$22,629

Non-current other accrued liabilities:
Deferred revenue	$2,201	$2,453
Deferred rent	6,695	4,029
Facility restructuring	5,412	6,439
Acquired contractual obligations in excess of fair value and other	31,917	—
Asset retirement obligation	19,157	—
Other non-current liabilities	3,224	6,327

Total non-current other accrued liabilities	$68,606	$19,248

NOTE 13—INCOME TAXES

The Company incurred operating losses from inception through December 31, 2004 and, therefore, has not recorded a provision for income taxes.

No United States or foreign income taxes were provided for the years ended December 31, 2004, 2003 and 2002, respectively, as the potential deferred tax benefit, resulting primarily from the net operating losses, was fully offset by a valuation allowance against such deferred tax benefit.

At December 31, 2004 and 2003, the Company recorded a valuation allowance of $242.0 million and $185.2 million, respectively, against the net deferred tax asset due to the uncertainty of its ultimate realization. The valuation allowance increased by $56.8 million from December 31, 2003 to December 31, 2004 and increased by $29.4 million from December 31, 2002 to December 31, 2003.

The components of deferred income tax assets and liabilities are as follows at December 31:

	2004	2003
Deferred income tax assets:
Net operating loss carry-forwards	$225,721	$166,032
Asset impairment	—	7,847
Deferred revenue	2,173	144
Fixed assets	—	2,689
Accrued payroll	2,900	496
Allowance for doubtful accounts	6,527	1,062
Other	9,119	6,960

Gross deferred tax assets	246,440	185,230
Deferred income tax liabilities:
Fixed assets	4,404	—
Other	—	—

Gross deferred tax liabilities	4,404	—

Total deferred tax assets, net	242,036	185,230
Valuation allowances	(242,036)	(185,230)

Net deferred tax assets	$—	$—

The components of income / (loss) before income taxes consist of the following:

	Years Ended December 31,
	2004	2003	2002
Domestic operations	$(152,174)	$(100,139)	$37,970
Foreign operations	3,376	6,106	(24,038)

Total income / (loss) before income taxes	$(148,798)	$(94,033)	$13,932

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

At December 31, 2004, the Company has approximately $550.5 million in United States net operating loss carry-forwards expiring between 2009 and 2024, of which it estimates $253.2 million is subject to the Section 382 limitation.

At December 31, 2004, net operating loss carry-forwards for our foreign subsidiaries are about $44.0 million primarily from the United Kingdom, Singapore, Germany, Australia and Hong Kong. The aforementioned countries each have unlimited carry-forward periods.

The effective income tax rate differed from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2004	2003	2002
Federal statutory rate	34%	34%	34%
State taxes, net of federal benefit	4	4	4
Change in valuation allowance primarily due to net operating loss carry-forwards	(36)	(25)	(72)
Non-deductible goodwill amortization	—	—	5
Non-deductible compensation and permanent items	(2)	(13)	29

Effective income tax rate	—	—	—

On October 22, 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in either 2004 or 2005. On December 21, 2004, the FASB issued FASB staff position, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FAS 109-2). FAS 109-2 allows companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for SFAS 109’s exception to recognizing deferred tax liabilities and would require explanatory disclosures from those who need the additional time. Through December 31, 2004, SAVVIS has not provided deferred taxes on foreign earnings because such earnings were intended to be indefinitely reinvested outside the U.S. The Company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $9.5 million. Due to the existence of NOLs and corresponding valuation allowance, the related potential range of income tax effect of such repatriation cannot be reasonably estimated.

NOTE 14—ASSET RETIREMENT OBLIGATIONS

The Company adopted Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003, without material impact on the consolidated financial statements.

The CWA transaction included the recognition of an asset retirement obligation (ARO) related to the rehabilitation and removal of certain leasehold improvements at the end of certain leases to return the property to its original condition. This $19.2 million liability is reflected as a non-current liability on the Company’s balance sheet. The associated asset was recorded to the opening balance sheet reflecting the preliminary purchase price allocated to the fair value of the ARO cost and will be depreciated over the useful life of the related asset which was approximately seven years, using the straight-line method. There are no cash flows related to this liability expected in the near term. The legal obligation relates to the end of the lease term in all cases. The weighted average life of the leases is approximately seven years.

The following table provides a reconciliation of the ARO:

Balance at January 1, 2004	$—

CWA ARO acquired	16,762
Accretion expense	2,395

Balance at December 31, 2004	$19,157

NOTE 15—RETIREMENT SAVINGS PLAN

The Company has a 401(k) retirement savings plan for the benefit of qualified employees. All active employees at least 21 years of age are eligible to participate and may contribute a portion of their compensation to the plan. The Company matches 50% of employee contributions up to a maximum of 6% of total compensation. Company contributions under this plan vest ratably over three years. The Company expensed $2.6 million, $0.9 million, and $0.6 million for 2004, 2003, and 2002, respectively, for employer matching contributions.

NOTE 16—EMPLOYEE STOCK OPTIONS

In 2003, the Company’s Board of Directors adopted the 2003 Incentive Compensation Plan (the 2003 Plan) and authorized 20 million shares of common stock to be available under the 2003 Plan. In addition to stock options, the 2003 Plan provides for the grant of stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights and cash awards. Any of these awards may, but need not, be made as performance incentives to reward attainment of annual or long-term performance goals. Stock options granted under the 2003 Plan may be non-qualified stock options or incentive stock options. Stock options were granted under the 2003 Plan beginning June 2003. In 2004, the Company’s Board of Directors and its stockholders approved the authorization of an additional 20 million shares of common stock to be available under the 2003 Plan.

Prior to the 2003 Plan, the Company’s Board of Directors had adopted the 1999 Stock Option Plan (the 1999 Plan) in 1999, which only provided for the grant of stock options, and authorized 12 million stock options to be granted under the 1999 Plan. In 2002, the Board of Directors amended the 1999 Plan to 46 million shares available for grant. Subsequent to June 2003, no shares were granted from the 1999 Plan.

The following table summarizes the Company’s stock option activity (for both the 2003 Plan and the 1999 Plan) and related information for the years ended December 31, 2004, 2003, and 2002:

	2004		2003		2002
(in thousands, except weighted average amounts as above)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	39,320	$1.10	34,979	$1.14	2,964	$6.20
Granted	20,743	1.25	9,324	0.74	34,644	0.72
Exercised	(3,474)	0.63	(2,419)	0.59	(110)	0.50
Cancelled / Forfeited	(4,731)	2.40	(2,564)	1.16	(2,519)	3.08

Outstanding at end of year	51,858	$1.07	39,320	$1.10	34,979	$1.14

Exercisable at end of year	14,514	$1.24	10,446	$1.87	1,662	$6.03

The following table summarizes information regarding stock options outstanding and exercisable (for both the 2003 Plan and the 1999 Plan) at December 31, 2004:

	Options Outstanding			Options Exercisable
(in thousands, except weighted average amounts) Exercise Price Range	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $0.73	6,318	7.76 years	$0.46	3,259	$0.46
0.74 - 0.75	22,041	7.19 years	0.75	9,606	0.75
0.76 - 1.22	13,069	9.50 years	1.03	510	1.07
1.23 - 24.00	10,430	9.06 years	2.17	1,139	7.59

$0.31 - $24.00	51,858	8.22 years	$1.07	14,514	$1.24

The Company expenses over the vesting period any options granted in which the exercise price is less than the fair value at the date of grant. During 2004, the Company granted options with exercise prices that equaled the fair market value of the Company’s common stock on the grant date.

During 2003, the Company granted options to purchase 9.3 million shares of common stock. Included in these option grants were options to purchase 2.6 million shares with exercise prices below the then fair market value of the Company’s common stock. These option grants were accrued for in 2002 in conjunction with the Company’s bonus program.

During 2002, the Company granted options to purchase 34.6 million shares of common stock. Included in these option grants were options to purchase 31.0 million shares with exercise prices below the then fair market value. At the date of the grant, the Company recorded $2.9 million in deferred compensation expense which will be recognized ratably over the respective vesting periods. In 2002, the Company granted options to purchase 195 thousand shares of our common stock to three non-employee members of our Board of Directors. At December 31, 2004, $0.5 million remains in deferred compensation to be amortized over the remaining vesting period.

The following table summarizes information regarding the weighted average fair values and weighted average exercise prices of options granted (for both the 2003 Plan and the 1999 Plan) with exercise prices (exercise) that equals, exceeds, or is less than the market price (market) of the stock on the grant date for the years ended December 31, 2004, 2003, and 2002:

	2004			2003			2002
	Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value	Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value	Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise = Market	20,743	$1.25	$1.25	6,761	$0.88	$0.88	3,014	$0.50	$0.50
Exercise > Market	—	—	—	—	—	—	590	0.75	0.65
Exercise < Market	—	—	—	2,563	0.39	0.77	31,040	0.75	0.84

NOTE 17—RELATED PARTY TRANSACTIONS

On September 28, 2001, Reuters acquired a portion of the assets of Bridge Information Systems, Inc. (Bridge). In connection with the asset acquisition, Reuters entered into a network services agreement with the Company, pursuant to which the Company agreed to provide continuing network services to the Bridge customers acquired by Reuters as well as Internet access, and colocation services, and Reuters agreed to purchase such services. The network services agreement provides that SAVVIS’ network must perform in accordance with specific quality of service standards. In the event SAVVIS does not meet the required quality of service levels, Reuters would be entitled to credits, and, in the event of a material breach of such quality of service levels, Reuters would be entitled to terminate the network services agreement. The Company is not aware of any current material breaches. The Company has recognized revenue of $78.0 million, $82.7 million and $102.2 million for the years ended 2004, 2003, and 2002, respectively, from Reuters under the network services agreement, as amended. Reuters’ accounts receivable balances were not significant as of December 31, 2004, and 2003. The remaining Reuters minimum revenue obligation under the network services agreement is $26.1 million through September 30, 2005. Thereafter, Reuters will no longer have minimum purchase obligations from the Company under the contract, which expires September 2006.

Reuters owned approximately 14% and 16% of the Company’s outstanding voting stock as of December 31, 2004 and 2003, respectively. During the first quarter of 2004, Reuters notified the Company that they voluntarily suspended their right (under terms of their investment) to have an observer present at the Company’s board of directors and audit committee meetings.

Also included in 2002 revenues from affiliates was $2.5 million from Bridge.

NOTE 18—COMMITMENTS AND CONTINGENCIES

The Company’s customer contracts generally span multiple periods, which result in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending level allocated ratably over the contract terms are approximately $73.5 million, $25.6 million, $1.6 million, and $1.2 million in years 2005, 2006, 2007, and thereafter, respectively. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a general economic downturn. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of December 31, 2004, the maximum termination liability would amount to approximately $61.9 million.

We have various operating leases for facilities and equipment. Equipment lease terms are approximately three years and the facility leases range from three to twenty years. As of December 31, 2004, future minimum lease payments are approximately $58.2 million in year 1, $56.5 million in year 2, $53.7 million in year 3, $51.5 million in year 4, $48.7 million in year 5, and $174.7 million thereafter.

The Company entered into a long-term communications services contract during the first quarter of 2004 to obtain power and maintenance services for our IRUs until 2021. As of December 31, 2004, this unconditional purchase obligation relative to this long-term contract is approximately $12.4 million in year one, $16.0 million in years two and three, $13.8 million in years four and five, and $81.6 million thereafter. This contract was accepted from CWA. The total purchase commitment is $123.8 million.

In September 2004, the Company entered into a Standby Letter of Credit Facility with Bank of America N.A. (Lender), pursuant to which the Lender has agreed to issue up to $10.0 million of standby letters of credit for the account of the Company without collateralization. The facility expires September 30, 2005. This replaced a facility that required that any letter of credit issued by the Company be fully cash collateralized. As a result, the bank released its lien on the cash held as collateral for the letters of credit, and previously restricted cash was reclassified to unrestricted cash. The agreement includes a requirement to re-cash collateralize all outstanding amounts subject to certain minimum earnings and liquidity requirements, including having of at least $50.0 million of cash in the bank. The agreement includes a letter of credit fee of 2% per annum on total amount of letters of credit issued. The Company had $9.0 million of letters of credit outstanding at December 31, 2004.

On August 1, 2003, the Company entered into an asset purchase agreement with WAM!NET, a leading global provider of content management and delivery services, to acquire certain assets related to their commercial business operations, including their commercial customer contracts and related customer premise and other equipment. Under the terms of the agreement, the Company made an initial payment of $3.0 million for the acquired assets. The final purchase price was determined during the third quarter of 2004 to be $11.4 million based on the revenue derived from the acquired customers. The Company issued 4.4 million shares of common stock in payment of approximately 50% of the total purchase price. The Company has commenced paying the balance in nine equal monthly installments of approximately $0.3 million each through April 2005. The balance remaining at December 31, 2004, is $1.4 million. The final purchase price has been allocated to property and equipment and customer contracts based on their relative fair values.

In August 2000, the Company entered into a 20-year agreement with Kiel Center Partners, L.P. (KCP) pursuant to which it acquired the naming rights to an arena in St. Louis, Missouri. Total consideration for these rights amounted to approximately $71.8 million, including 750,000 shares of its common stock issued by the Company to KCP, which had a fair market value of $5.8 million at issuance and $66.0 million of cash payments to be made from 2002 through 2020. The related expense will be recognized over the term of the agreement. As of December 31, 2004, the Company had approximately $1.6 million of remaining deferred charges resulting from the issuance of common stock and $63.4 million of remaining cash payments owed under this agreement.

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

NOTE 19— CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company invests its excess cash with high credit quality financial institutions, which bear minimal risk, and, by policy, limit the amount of credit exposure to any one financial institution.

Historically, we have not incurred significant losses related to accounts receivable.

Revenue from the Company’s major customers is identified below:

	2004		2003		2002
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Reuters	$77,973	13%	$82,748	33%	$102,244	43%
Telerate	44,042	7%	54,424	22%	70,287	30%

NOTE 20—INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

The Company’s operations are organized into three geographic operating segments: Americas, Europe and Asia. Each geographic operating segment provides outsourced managed network, hosting, and application services to businesses in the legal, media, retail, professional services, healthcare, manufacturing, and financial services industries. The Company evaluates the performance of its segments and allocates resources to them based on revenue and operating income or loss. Prior to June 30, 2003 the Company did not allocate centrally incurred network management and support, executive and other administrative costs to the geographic segments as is currently reflected. Accordingly, the prior period amounts have been restated to conform to the current period presentation. Financial information for the Company’s geographic segments for the year ended December 31, 2004, 2003 and 2002 is presented below. For the years ended December 31, 2004, 2003, and 2002 revenues earned in the United States represented approximately 82%, 60%, and 65%, respectively, of total revenues.

2004	Americas	Europe	Asia	Eliminations	Total
Revenues	$506,466	$63,857	$46,500	—	$616,823
Depreciation and amortization	68,090	2,555	1,420	—	72,065
Integration	27,675	—	—	—	27,675
Non-cash equity based compensation	11,086	—	—	—	11,086
Loss from operations	(35,871)	(44,740)	(15,838)	—	(96,449)
Net interest expense and other	52,349	—	—	—	52,349
Loss from operations before cumulative effect of change in accounting principle	(88,220)	(44,740)	(15,838)	—	(148,798)
Total assets	428,129	71,051	3,967	(96,897)	406,250

2003	Americas	Europe	Asia	Eliminations	Total
Revenues	$151,329	$49,842	$51,700	$—	$252,871
Depreciation and amortization	51,858	2,194	1,294	—	55,346
Restructuring charges	7,903	—	—	—	7,903
Loss on sale of data center	8,106	—	—	—	8,106
Non-cash equity based compensation	13,989	—	—	—	13,989
Loss from operations	(51,698)	(25,597)	(9,282)	—	(86,577)
Net interest expense and other	7,456	—	—	—	7,456
Loss from operations before cumulative effect of change in accounting principle	(59,154)	(25,597)	(9,282)	—	(94,033)
Total assets	148,152	12,227	3,894	(39,650)	124,623

2002	Americas	Europe	Asia	Eliminations	Total
Revenues	$153,994	$37,344	$44,666	$—	$236,004
Depreciation and amortization	56,572	2,630	1,419	—	60,621
Asset impairment and other write-downs of assets	4,684	—	—	—	4,684
Non-cash equity based compensation	10,952	—	—	—	10,952
Loss from operations	(35,712)	(19,917)	(14,523)	—	(70,152)
Net interest expense and other	11,003	—	—	—	11,003
Gain on extinguishment of debt	97,859	—	—	—	97,859
Income / (loss) from operations before cumulative effect of change in accounting principle	51,144	(19,917)	(14,523)	—	16,704
Total assets	234,873	4,003	3,734	(46,136)	196,474

NOTE 21—QUARTERLY FINANCIAL DATA (UNAUDITED)

2004 (by quarter) (1)	First	Second	Third	Fourth
Revenues	$108,135	$172,991	$169,389	$166,308
Gross margin	29,928	43,912	49,573	55,447
Integration costs	4,906	17,165	3,715	1,889
Loss from operations before cumulative effect of change in accounting principle	(26,307)	(46,667)	(19,344)	(4,131)
Basic loss per common share before cumulative effect of change in accounting principle (2)	$(0.44)	$(0.63)	$(0.38)	$(0.24)
Dilutive loss per common share before cumulative effect of change in accounting principle (2)	$(0.44)	$(0.63)	$(0.38)	$(0.24)
Net loss	$(34,228)	$(60,008)	$(32,889)	$(21,673)
Net loss attributable to common stockholders	$(43,154)	$(69,183)	$(42,328)	$(31,380)

2003 (by quarter)	First	Second	Third	Fourth
Revenues	$55,201	$60,350	$67,922	$69,398
Gross margin	18,469	20,020	25,527	25,249
Restructuring charges (3)	—	7,903	—	—
Loss on sale of data center (4)	—	—	8,106	—
Loss from operations before cumulative effect of change in accounting principle	(22,472)	(27,978)	(21,705)	(14,422)
Basic loss per common share before cumulative effect of change in accounting principle (2)	$(0.35)	$(0.41)	$(0.34)	$(0.25)
Dilutive loss per common share before cumulative effect of change in accounting principle (2)	$(0.35)	$(0.41)	$(0.34)	$(0.25)
Net loss	$(24,450)	$(30,123)	$(23,709)	$(15,751)
Net loss attributable to common stockholders	$(32,430)	$(38,333)	$(32,154)	$(24,439)

(1)	Reflects the affects of the CWA acquisition, which closed on March 5, 2004.
(2)	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.
(3)	Relates to a vacated facility lease.
(4)	Relates to the loss on the sale of a data center, closing date of July 28, 2003

NOTE 22—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Acquisition		Deductions	Balance at End of Period
Allowance for Credits and Uncollectibles:
Year ended December 31, 2004	$2,975	$29,358	(1)	$—		$(18,583)	$13,750
Year ended December 31, 2003	1,282	6,985	(1)	—		(5,292)	2,975
Year ended December 31, 2002	1,125	2,811	(1)	—		(2,654)	1,282

Original issue discount
Year ended December 31, 2004	$—	—		$65,872	(2)	$(10,132)	$55,740
Year ended December 31, 2003	—	—		—		—	—
Year ended December 31, 2002	—	—		—		—	—

(1)	Includes allowance for sales credits, which is a reduction of revenue.
(2)	Represents the discount associated with the issuance of the Subordinated Notes and warrants to fund the CWA acquisition.