Form 10-Q
period 2005-03-31
SAVVIS COMMUNICATIONS CORP
filed 2005-05-05
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005,

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

COMMON STOCK, $0.01 PAR VALUE – 180,539,877 SHARES AS OF MAY 4, 2005

(INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S

CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

The Index of Exhibits appears on page 27.

SAVVIS COMMUNICATIONS CORPORATION

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,266	$55,369
Trade accounts receivable, less allowance for credits and uncollectibles of $15,676 and $13,750 in 2005 and 2004, respectively	46,186	48,050
Prepaid expenses and other current assets	16,560	15,004

TOTAL CURRENT ASSETS	113,012	118,423
Property and equipment, net	255,922	264,542
Intangibles, net	12,267	15,218
Other non-current assets	8,216	8,067

TOTAL ASSETS	$389,417	$406,250

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Payables and other trade accruals	$50,349	$50,350
Capital lease obligations, current	511	505
Other accrued liabilities	67,318	66,150

TOTAL CURRENT LIABILITIES	118,178	117,005
Capital lease obligations, net of current portion	113,703	113,529
Long-term debt	182,172	171,051
Other accrued liabilities	60,079	68,606

TOTAL LIABILITIES	$474,132	$470,191

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ DEFICIT:
Convertible Series A Preferred stock at accreted value; 210,000 shares authorized, 203,070 shares issued in 2005 and 2004; 202,490 shares outstanding in 2005 and 2004	$280,050	$272,137
Convertible Series B Preferred stock; $0.01 par value, 11,000,000 shares authorized; 6,552,886 shares issued and converted into Common Stock in 2004	—	—
Common stock; $.01 par value, 1,500,000,000 shares authorized, 180,463,461 and 180,361,264 shares issued in 2005 and 2004; 180,463,461 and 180,329,963 shares outstanding in 2005 and 2004, respectively	1,805	1,804
Additional paid-in capital	376,998	384,847
Accumulated deficit	(742,145)	(721,263)
Deferred compensation	(382)	(515)
Treasury stock, at cost, 31,301 shares in 2004	—	(16)
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment	(1,041)	(935)

TOTAL STOCKHOLDERS’ DEFICIT	(84,715)	(63,941)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$389,417	$406,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
(in thousands, except share and per share amounts)	2005	2004
TOTAL REVENUES(1)	$162,172	$108,135
Data communications and operation expenses(2)	109,063	78,207

GROSS PROFIT	53,109	29,928

Sales, general, and administrative expenses(3)	37,426	32,515
Integration costs	2,061	4,906
Depreciation, amortization, and accretion	18,819	11,976
Non-cash equity-based compensation(4)	123	6,838

TOTAL OTHER OPERATING EXPENSES	58,429	56,235

LOSS FROM OPERATIONS	(5,320)	(26,307)
NON-OPERATING EXPENSES:
Net interest expense and other	(15,562)	(7,921)

TOTAL NON-OPERATING EXPENSES	(15,562)	(7,921)

NET LOSS	(20,882)	(34,228)
Accreted and deemed dividend on Series A Preferred stock	(9,991)	(8,926)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(30,873)	$(43,154)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.17)	$(0.42)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING(5)	180,447,121	102,261,670

(1)	Includes $16.4 million and $20.0 million from affiliates for the three months ended March 31, 2005 and 2004, respectively.
(2)	Excludes $0.1 million of non-cash equity-based compensation for the three months ended March 31, 2004, as well as exclusive of depreciation, amortization, and accretion included separately below.
(3)	Excludes $0.1 million and $6.8 million of non-cash equity-based compensation for the three months ended March 31, 2005 and 2004, respectively, as well as exclusive of depreciation, amortization, and accretion included separately below.
(4)	Includes $6.6 million of non-cash equity-based compensation relating to the vesting of certain Constellation Ventures performance warrants for the three months ended March 31, 2004, as discussed in Note 4.
(5)	As the effects of including the incremental shares associated with options, warrants, convertible Series A Preferred stock, and convertible Series B Preferred stock are anti-dilutive, they are not included in the diluted weighted average common shares outstanding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
(in thousands)	2005	2004
OPERATING ACTIVITIES:
Net loss	$(20,882)	$(34,228)
Reconciliation of net loss to net cash provided by operating activities:
Accrued interest	11,765	8,230
Depreciation, amortization, and accretion	18,819	11,976
Non-cash equity-based compensation	123	6,838
Net changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	1,641	(8,222)
Prepaid expenses and other current assets	(1,574)	(726)
Other non-current assets	(606)	467
Payables and other trade accruals	3,185	8,056
Other accrued liabilities	(2,491)	10,093

Net cash provided by operating activities	9,980	2,484

INVESTING ACTIVITIES:
Capital expenditures	(14,121)	(5,987)
Acquisition, net of cash received	—	(117,136)
Proceeds from sale of acquired assets	180	—
Purchase of WAM!NET assets	(1,014)	—

Net cash used in investing activities	(14,955)	(123,123)

FINANCING ACTIVITIES:
Issuance of subordinated debt and associated warrants	—	200,000
Other	(46)	586

Net cash provided by / (used in) financing activities	(46)	200,586

Effect of exchange rate changes on cash and cash equivalents	(82)	109

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(5,103)	80,056
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,369	28,173

CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,266	$108,229

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,788	$500
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual of WAM!NET earn-out (Note 6)	—	4,400
Assets and obligations acquired under capital leases (Note 2)	—	52,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands)	CONVERTIBLE SERIES A PREFERRED STOCK	CONVERTIBLE SERIES B PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	DEFERRED COMPENSATION	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL
Balance at December 31, 2004	$272,137	$—	$1,804	$384,847	$(721,263)	$(515)	$(16)	$(935)	$(63,941)

Net loss					(20,882)				(20,882)

Foreign currency translation adjustments								(106)	(106)

Comprehensive loss									(20,988)

Deemed dividends on Series A Preferred stock	9,991			(9,991)					—

Beneficial conversion feature of deemed dividends on Series A Preferred stock	(2,078)			2,078					—

Issuance of Common stock upon exercise of stock options			1	74			16		91

Recognition of deferred compensation costs				(10)		133			123

Balance at March 31, 2005	$280,050	$—	$1,805	$376,998	$(742,145)	$(382)	$—	$(1,041)	$(84,715)

See the following page for share information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (continued)

(unaudited)

	NUMBER OF SHARES
	CONVERTIBLE SERIES A PREFERRED STOCK	CONVERTIBLE SERIES B PREFERRED STOCK	COMMON STOCK	TREASURY STOCK
Balance at December 31, 2004	202,490	—	180,361,264	(31,301)

Issuance of Common stock upon exercise of stock options			102,197	31,301

Balance at March 31, 2005	202,490	—	180,463,461	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular dollars in thousands, except share and per share amounts)

(unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission on a basis substantially consistent with the audited consolidated financial statements of SAVVIS Communications Corporation and its subsidiaries (collectively, SAVVIS or the Company) as of and for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K (the Annual Report) as filed with the Securities and Exchange Commission. All intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company included in the Annual Report. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments), which management considers necessary to present fairly the condensed consolidated financial position of the Company at March 31, 2005, the results of its operations for the three month periods ended March 31, 2005 and 2004 and cash flows for the three month periods ended March 31, 2005 and 2004. The results of operations for the three month period ended March 31, 2005 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2005.

On March 5, 2004, the Company acquired the assets of Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc. together with the assets of certain of their affiliates (Cable & Wireless America or CWA). The results of CWA are included in the condensed consolidated financial statements since the date of acquisition.

Revenue Recognition and Allowance for Credits and Uncollectibles

SAVVIS derives the majority of its revenues from recurring revenue streams, consisting primarily of managed IP VPN, hosting, other network services, and digital content services revenue. To a lesser extent, the Company derives revenues from non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services and contract termination settlements. Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to three years. Non-recurring installation fees, although generally billed in a lump sum upon installation, are deferred and recognized ratably over the estimated average life of a customer contract. Professional service fees are recognized in the period in which the services were provided and represent the culmination of the earnings process as long as they meet the criteria for separate recognition under Emerging Issues Task Force Abstract No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue from contract termination settlements is recognized on a cash basis when no remaining performance obligations exist to the extent that the revenue has not previously been recognized.

Revenue is recognized only when the service has been provided and there is persuasive evidence of an arrangement, the fee is fixed and determinable, and collection of the receivable is reasonably assured. It is customary business practice to obtain a signed master services agreement or sales order prior to recognizing revenue in an arrangement.

The Company occasionally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company estimates the amount of credits to be issued based on historical credits given and known disputes and records a reduction to revenue and an increase in the allowance for credits and uncollectibles.

The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company generally does not request collateral from its customers although in certain cases the Company obtains a security deposit. The Company maintains an allowance for uncollectibles for estimated losses resulting from the inability of its customers to make required payments for those customers that the Company had expected to collect the revenues. Management specifically analyzes accounts receivable and current economic conditions and trends, historical bad debt write-offs, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the Company’s allowances. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable.

Trade Receivables

The Company classifies amounts owed to the Company and due within twelve months, arising from the sale of goods or services in the normal course of business, as trade receivables.

Employee Stock Options

As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, compensation expense is recognized based on the intrinsic value of the equity instrument awarded as determined at the measurement date. Compensation expense was recognized related to option grants accounted for in accordance with APB 25 in the amounts of $0.1 million and $0.3 million during the three months ended March 31, 2005 and 2004, respectively.

Pro forma information regarding net loss has been determined as if the Company had accounted for its stock options granted to employees and non-employee members of its Board of Directors under the fair value method of SFAS 123. The fair value of options was estimated at the date of grant utilizing Black-Scholes. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods on a straight line basis.

Had compensation cost for the Company’s stock options been determined consistent with the provisions of SFAS 123 based on the fair value at the grant date, the Company’s pro forma net loss would have been as follows:

	For the Three Months Ended March 31,
	2005	2004
Net loss attributable to common stockholders
As reported	$(30,873)	$(43,154)
Adjustment to net loss for:
Stock based compensation expense	123	284
Pro forma stock based compensation	(1,690)	(2,041)

Pro forma net loss	$(32,440)	$(44,911)
Basic and diluted net loss per common share
As reported	$(0.17)	$(0.42)
Pro forma	$(0.18)	$(0.44)

Income Taxes

Income taxes are accounted for under the asset and liability method, which provides for the establishment of deferred tax assets and liabilities for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes, applying the enacted statutory tax rates in effect for the years in which differences are expected to reverse. Valuation allowances are established when it is more likely than not the deferred tax assets will not be realized. The Company has provided a full valuation allowance on tax loss carry-forwards and other potential tax benefits according to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” because the future realization of the tax benefit is uncertain. As a result, to the extent that those benefits are realized in future periods, they will favorably affect net income. At March 31, 2005, the Company has approximately $566.0 million in United States net operating loss carry-forwards expiring between 2009 and 2024, of which approximately $253.2 million is subject to the Section 382 limitation of the Internal Revenue Code.

Loss Per Common Share

All loss per common share amounts for all periods have been presented to conform to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” All stock options, warrants, and convertible Series A Preferred shares outstanding have been excluded from the computations of diluted loss per share, as their effect would be anti-dilutive. Accordingly, there is no reconciliation between basic and diluted loss per common share for the periods presented.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to current period presentation.

Use of Estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates used in the Company’s financial statements include accruals for commercial disputes and billing errors by vendors, allowance for credits and uncollectibles, valuation of its Series A Subordinated Notes (Subordinated Notes) and warrants, valuation of the fair value of various liabilities associated with the CWA acquisition, valuation of long-lived assets, and the valuation of intangible assets.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)), effective January 1, 2006, which is a revision of SFAS 123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, only recognizes compensation cost for employee stock options to the extent that options have been issued below the fair market value of the underlying stock on the date of grant. Accordingly, the adoption of SFAS 123 (R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. Based on employee stock options outstanding as of March 31, 2005, the Company estimates it will recognize approximately $5.3 million in compensation cost for the year ended 2006 when SFAS 123(R) is adopted on January 1, 2006. Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per common share above.

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

The acquisition has been accounted for as a purchase under Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141). The allocation of the purchase price is detailed below.

Allocation of Purchase Price
Trade accounts receivable and other current assets	$44,869
Property and equipment	172,632
Intangibles	11,399
Other non-current assets	3,565
Trade accounts payable and other current liabilities	(68,801)
Capital leases	(1,756)
Other long-term liabilities	(45,431)

Acquisition Cost	$116,477

The estimated fair value of CWA assets acquired and liabilities assumed exceeded the acquisition cost. Therefore, in accordance with SFAS 141, the excess value over the acquisition cost has been allocated as a pro rata reduction of non-current assets, which are property and equipment and intangibles.

The amount reflected in the purchase price allocation represents the Company’s estimate of the liabilities relating to contractual agreements. Additionally, the liabilities assumed by the Company included adjustments to properly reflect the fair market value of long term facility leases ($11.3 million); the idle capacity related to a long-term IRU operations, maintenance and power contract ($16.3 million); the cost of leased facilities that will remain idle ($15.3 million); and the obligation to rehabilitate the long term lease spaces at varying lease termination dates ($16.5 million). These liabilities are not a result of an exit plan; rather, they relate solely to properly reflecting the fair value of assets and liabilities assumed.

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

The Company had $6.6 million of involuntary employee termination costs accrued in the opening balance sheet as a liability. The Company paid $1.0 million in severance payments during the quarter ended March 31, 2005. These costs meet the definition of costs to exit an activity of an acquired company as defined in Emerging Issues Task Force Abstract No. 95-3, “Recognition of Liabilities in

Connection with a Purchase Business Combination.” Management began to formulate a plan to terminate all redundant positions as of the acquisition date. In total, approximately 300 employees have been terminated in various departments. The details of the severance package have been finalized and include the costs of severance, insurance, and outplacement services. Substantially all employee terminations have been completed.

The following unaudited pro forma financial information presents the combined results of operations of the Company and CWA, as if the acquisition had occurred as of the beginning of 2004, giving effect to certain adjustments, including depreciation, accretion, interest, the issuance of Series B Convertible Preferred Stock and the issuance of additional debt. The pro forma financial information estimates the results of operations that may have occurred had the Company and CWA been a single entity during such period. The Company believes that actual results of the combined business would differ if CWA had been under the Company’s management during that time.

Pro Forma	For the Three Months Ended March 31, 2004
Revenue	$170,642
Net loss	(59,818)

Basic and diluted net loss per common share	$(0.67)

Net loss before extraordinary items is equal to net loss, in total and on a per share basis and, therefore, is not disclosed separately.

NOTE 3—LONG-TERM DEBT

In the first quarter of 2004, the Company issued $200.0 million of its Subordinated Notes. The proceeds were used to fund the CWA acquisition and to fund the on-going operational, working capital and capital expenditure requirements of the Company related to the CWA acquisition. The debt issuance costs associated with the Subordinated Notes were $2.0 million and are classified as other non-current assets on the condensed consolidated balance sheet. These costs consist of fees paid to the purchasers of the Subordinated Notes and are amortized to interest expense using the effective interest method until the maturity date of the Subordinated Notes. The Subordinated Notes accrue interest based on a 365 day year at a rate of 12.5% per annum until February 3, 2005 and 15% per annum thereafter, payable in kind semi-annually on June 30 and December 31. The Subordinated Notes contain an early redemption feature, a make whole premium and a change of control clause. Upon a change of control the holders of the Subordinated Notes have the right to require the Company to redeem any or all of the Subordinated Notes at a cash price equal to 100% of the principal amount of the Subordinated Notes, plus all accrued and unpaid interest as of the effective date of a change in control. The Subordinated Notes mature in a single installment on February 9, 2009.

The paid in kind interest is settled by the semi-annual issuance of new subordinated notes equal to the accrued interest payable at the time of settlement. The face amount of the original Subordinated Notes plus any notes issued for accrued interest and any other accrued interest is $234.9 million as of March 31, 2005.

Warrants immediately exercisable for Series B Convertible Preferred Stock (Series B Preferred) were also issued with the Subordinated Notes. The $200.0 million in proceeds were allocated between Subordinated Notes and Series B Preferred based on their relative fair values resulting in an Original Issue Discount of $65.9 million. The allocated value of the Subordinated Notes at date of issuance plus accrued interest on the $200.0 million proceeds and accreted interest on the Original Issue Discount are reflected as long-term debt. The fair value of the Series B Preferred was determined with the assistance of an independent third party appraiser. The allocated fair value of the Series B Preferred is reflected in the accompanying financial statements as components of stockholders’ deficit in the amount of $65.9 million in additional paid-in capital.

The following table summarizes the long-term debt activity as of March 31, 2005.

Proceeds from issuance of Subordinated Notes	$200,000
Adjustment for the valuation of the Series B Preferred and warrants	(65,872)

Adjusted value of Subordinated Notes	134,128

Accrued interest on $200,000 of Subordinated Notes	34,898
Accreted interest on Original Issue Discount	13,146

Balance of Subordinated Notes as of March 31, 2005	$182,172

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

WAM!NET Transaction

On August 1, 2003, the Company entered into an asset purchase agreement with WAM!NET, a leading global provider of content management and delivery services, to acquire certain assets related to their commercial business operations, including their commercial customer contracts and related customer premise and other equipment. Under the terms of the agreement, the Company made an initial payment of $3.0 million for the acquired assets. The final purchase price was determined during the third quarter of 2004 to be $11.4 million based on the revenue derived from the acquired customers. In the third quarter of 2004, the Company issued 4.4 million shares of common stock in payment of approximately 50% of the total purchase price. The Company is paying the balance in nine monthly installments of approximately $0.3 million each through April 2005.

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

Additionally in 2002, the Company issued ten million five-year performance warrants to entities affiliated with Constellation Ventures (Constellation) to acquire shares of common stock at $0.75 per share. The warrants vested in a total of three tranches as Constellation earned the right to exercise the warrants when it met certain performance criteria related to aiding the Company in obtaining new business. During the fourth quarter of 2003, the first quarter of 2004, and the second quarter of 2004, respectively, Constellation met the performance criteria, causing each of the three tranches for a total of 10.0 million warrants to vest, which resulted in non-cash equity-based compensation expense of $3.4 million, $6.6 million and $3.8 million, with respect to each of the three tranches. The non-cash equity-based compensation expense was calculated using the Black-Scholes model and current market and company assumptions. In the first quarter of 2004, Constellation exercised their first tranche of 3.3 million vested warrants pursuant to a “cashless exercise” and received approximately 2.6 million shares of the Company’s common stock. At March 31, 2005, 6.7 million warrants were vested and outstanding.

Series A Convertible Preferred Stock

In 2002, the Company’s Board of Directors authorized 210,000 shares of Series A Convertible Preferred Stock (Series A Preferred) and the Company issued 203,070 shares of Series A Preferred to entities and individuals affiliated with Welsh, Carson, Anderson, & Stowe (Welsh Carson), Constellation, Reuters, and other parties.

The Company incurred $3.0 million in offering costs related to the issuance of the Series A Preferred, which was recorded as a reduction of the Series A Preferred Stock balance in stockholders’ deficit in the condensed consolidated balance sheets.

The Series A Preferred accrues dividends at the rate of 11.5% per annum on the outstanding accreted value thereof (initially $1,000 per share). Dividends may not be paid in cash until after the eighth anniversary of the original issuance date. Accrued but unpaid dividends are added to the outstanding accreted value quarterly. As of March 31, 2005, the accreted value of the Series A Preferred was $283.1 million. The Series A Preferred is convertible into such number of shares of our common stock equal to the outstanding accreted value divided by the conversion price of $0.75, equaling approximately 377.4 million common shares at March 31, 2005. The Series A Preferred is entitled to vote on all matters (other than any voluntary repurchase of the Series A Preferred) submitted to the common stockholders on an as-if-converted basis and represented approximately 68% of the voting stock of the Company as of March 31, 2005. The conversion price of $0.75 was set a few days before the commitment date for the Series A Preferred was issued in March 2002. On the commitment date, the closing price of the Company’s common stock was $1.00. Accordingly, the Company recorded a non-cash beneficial conversion feature of $52.7 million, representing the $0.25 per share intrinsic value of that feature, as a return to the Series A Preferred stockholders in March 2002.

Below is a summary of Series A Preferred transactions as of March 31, 2005.

Issuance Date	Series A Preferred Shares Issued	Value
March 2002	158,070	$158,070
June 2002	22,400	22,400
September 2002	22,600	22,600

	203,070	203,070

Accrued dividends net of beneficial conversion feature		80,691

		283,761
Offering costs of Series A Preferred		(3,016)

Conversion of Series A Preferred into common stock		(695)

Balance of Series A Preferred as of March 31, 2005		$280,050

Number of common shares Series A Preferred is convertible into based on the conversion price of $0.75 at March 31, 2005		377,421,276

Series B Convertible Preferred Stock

During the first quarter of 2004, the Company’s Board of Director’s authorized 11.0 million shares of Series B Preferred at a $.01 par value. In connection with the issuance of the Company’s Subordinated Notes, the Company also issued warrants to purchase shares of the Series B Preferred to a group of investors that included existing stockholders related to Welsh Carson and Constellation. The warrants were exercised simultaneously upon issuance on a “cashless” basis into 6.6 million shares of Series B Preferred. Each share of Series B Preferred automatically converted into ten shares of common stock upon stockholder approval, which occurred on December 9, 2004, and the Company issued 65.5 million shares of common stock. This common stock is not registered under the Securities Act, but may be sold subject to restrictions under Rule 144 of the Securities Act. The Company granted Welsh Carson demand and piggy-back registration rights, and the Company granted the other holders piggy-back registration rights only.

The following table summarizes the number of diluted common shares on an as converted basis as of March 31, 2005.

Number of Diluted Common Shares	March 31, 2005
Common shares outstanding	180,463,461
Series A Preferred as converted	377,421,276
Warrants and options outstanding (treasury stock method)	8,612,167

Diluted common shares	566,496,904

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

	Useful Lives (in years)	March 31, 2005	December 31, 2004
Communications and data center equipment	5 – 15	$381,689	$374,765
Facilities and leaseholds	2 – 15	144,162	146,678
Office equipment and other	3 – 7	39,400	37,206

Total		565,251	558,649

Less: accumulated depreciation and amortization		(309,329)	(294,107)

Total		$255,922	$264,542

Depreciation expense was $13.1 million and $9.1 million for the three months ended March 31, 2005, and 2004, respectively. Amortization expense for equipment and facilities under capital leases was $2.2 million and $1.8 million for the three months ended March 31, 2005, and 2004, respectively.

NOTE 6—INTANGIBLES

The table below shows the detail of the intangible asset balances as of March 31, 2005 and December 31, 2004.

	Weighted Average Amortization Period (in years)	Useful Lives (in years)	March 31, 2005	December 31, 2004
Customer relationships	3.4	3-4	$13,160	$14,073
Other	6.7	5-15	5,550	6,343

Total			18,710	20,416
Less: accumulated amortization			(6,443)	(5,198)

Total	4.4		$12,267	$15,218

The Company recorded $1.2 million and $0.7 million in amortization expense for intangibles for the three months ended March 31, 2005, and 2004, respectively.

The Company accounts for the identified intangible assets acquired in various transactions in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) and SFAS 141. Our intangible assets were acquired and, as such, were valued based on their estimated fair value relative to the estimated fair value of net assets received in the transactions. Identifiable intangible assets include: trademarks, patents, customer relationships, software, and peering agreements. Useful lives of these specifically identified intangible assets are: four years for trademarks; eleven to fifteen years for patents; three to four years for customer relationships; five years for software, and seven years for peering agreements.

During the third quarter of 2003, the Company recorded an intangible asset in the amount of $5.5 million for the commercial customer contracts and other fees associated with the WAM!NET purchase agreement. The purchase price of the WAM!NET assets was adjusted during the first quarter of 2004 to reflect an estimated achievement of certain performance measures by the acquired customers. The adjustment of $4.4 million represented an increase in the expected earn-out payment to WAM!NET based on customer performance.

Subsequently, the purchase price of the WAM!NET assets was finalized in the third quarter of 2004 resulting in a $0.6 million reduction of the total purchase price. Of this $0.6 million reduction, $0.4 million was allocated to the intangible assets acquired. The final purchase price of the WAM!NET assets was $11.4 million, with $8.0 million allocated to the intangible assets acquired.

NOTE 7—OTHER ACCRUED LIABILITIES

The following table summarizes the components of current and non-current other accrued liabilities as of March 31, 2005, and December 31, 2004.

	March 31, 2005	December 31, 2004
Current other accrued liabilities:
Wages, employee benefits, and related taxes	$19,605	$17,786
Acquired contractual obligations in excess of fair value and other	11,770	9,995
Other current liabilities	35,943	38,369

Total current other accrued liabilities	$67,318	$66,150

Non-current other accrued liabilities:
Acquired contractual obligations in excess of fair value and other	$21,985	$31,917
Asset retirement obligation	19,660	19,157
Other non-current liabilities	18,434	17,532

Total non-current other accrued liabilities	$60,079	$68,606

NOTE 8—ASSET RETIREMENT OBLIGATIONS

The Company adopted Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003, without material impact on the condensed consolidated financial statements.

The CWA transaction included the recognition of an asset retirement obligation (ARO) related to the rehabilitation and removal of certain leasehold improvements at the end of certain leases to return the property to its original condition. This $19.7 million liability is reflected as a non-current liability on the Company’s balance sheet. The associated asset was recorded to the opening balance sheet reflecting the preliminary purchase price allocated to the fair value of the ARO cost and will be depreciated over the useful life of the related asset which was approximately seven years, using the straight-line method. There are no cash flows related to this liability expected in the near term. The legal obligation relates to the end of the lease term in all cases.

The following table provides a reconciliation of the ARO:

Balance at January 1, 2004	$—

CWA ARO acquired	16,578
Accretion expense	3,082

Balance at March 31, 2005	$19,660

NOTE 9—OTHER COMPREHENSIVE LOSS

Other comprehensive loss is as follows.

	Three Months Ended March 31,
	2005	2004
Net loss	$(20,882)	$(34,228)
Other comprehensive loss:
Foreign currency translation adjustments	(106)	215

Comprehensive loss	$(20,988)	$(34,013)

NOTE 10—RELATED PARTY TRANSACTIONS

On September 28, 2001, Reuters acquired a portion of the assets of Bridge Information Systems, Inc. (Bridge). In connection with the asset acquisition, Reuters entered into a network services agreement with the Company, pursuant to which the Company agreed to provide continuing network services to the Bridge customers acquired by Reuters as well as Internet access, and colocation services, and Reuters agreed to purchase such services. The network services agreement provides that SAVVIS’ network must perform in accordance with specific quality of service standards. In the event SAVVIS does not meet the required quality of service levels, Reuters would be entitled to credits, and, in the event of a material breach of such quality of service levels, Reuters would be entitled to terminate the network services agreement. The Company is not currently aware of any material breaches. The Company has recognized revenue of $16.4 million and $20.0 million for the three months ended March 31, 2005, and 2004, respectively, from Reuters under the network services agreement, as amended. The remaining Reuters minimum revenue obligation under the network services agreement is $17.4 million through September 30, 2005. Thereafter, Reuters will no longer have minimum purchase obligations from the Company under the contract, which expires September 2006.

Reuters owned approximately 14% of the Company’s outstanding voting stock as of March 31, 2005, and December 31, 2004.

NOTE 11—COMMITMENTS AND CONTINGENCIES

The Company’s customer contracts generally span multiple periods, which result in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending level allocated ratably over the contract terms are approximately $52.6 million, $42.8 million, $17.8 million, and $1.1 million in years 2005, 2006, 2007, and thereafter, respectively. Should SAVVIS not meet the minimum spending level in any given year, decreasing termination liabilities representing a percentage of the remaining contracted amount may immediately become due and payable. Furthermore, certain of these termination liabilities are subject to reduction should SAVVIS experience the loss of a major customer or suffer a loss of revenues from a general economic downturn. Before considering the effects of any reductions for the business downturn provisions, if SAVVIS were to terminate all of these agreements as of March 31, 2005, the maximum termination liability would amount to approximately $78.1 million.

The Company has various operating leases for facilities and equipment arising in the normal course of business. Equipment lease terms are approximately three years, and the facility leases range from three to twenty years.

The Company entered into a long-term communications services contract during the first quarter of 2004 to obtain power and maintenance services for our IRUs until 2021. As of March 31, 2005, the unconditional purchase obligation relative to this long-term contract is approximately $8.3 million in year one, $16.0 million in the aggregate in years two and three, $13.8 million in the aggregate in years four and five, and $81.6 million thereafter. This contract was assumed from CWA. The total purchase commitment is $119.7 million.

In September, 2004, the Company entered into a Standby Letter of Credit Facility with Bank of America N.A. (Lender), pursuant to which the Lender has agreed to issue up to $10.0 million of standby letters of credit for the account of the Company without collateralization. The facility expires September 30, 2005. This replaced a facility that required that any letter of credit issued by the Company be fully cash collateralized. As a result, the bank released its lien on the cash held as collateral for the letters of credit, and previously restricted cash was reclassified to unrestricted cash. The agreement includes a requirement to re-cash collateralize all outstanding amounts subject to certain minimum earnings and liquidity requirements, including at least $50.0 million of cash invested with the Lender. The agreement includes a letter of credit fee of 2% per annum on total amount of letters of credit issued. The Company had $9.5 million of letters of credit outstanding at March 31, 2005.

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

NOTE 12—INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

The Company’s operations are organized into three geographic operating segments: Americas, Europe and Asia. Each geographic operating segment provides outsourced managed network, hosting, and application services to businesses in the legal, media, retail, professional services, healthcare, manufacturing, and financial services industries. The Company evaluates the performance of its segments and allocates resources to them based on revenue and operating income or loss. Financial information for the Company’s geographic segments for the three months ended March 31, 2005, and 2004 is presented below. For the three months ended March 31, 2005, and 2004 revenues earned in the United States represented approximately 83% and 75%, respectively, of total revenues.

Three Months Ended March 31, 2005	Americas	Europe	Asia	Total
Revenues	$134,820	$17,399	$9,953	$162,172
Depreciation, amortization, and accretion	17,700	900	219	18,819
Integration costs	2,061	—	—	2,061
Non-cash equity based compensation	123	—	—	123
Income/(loss) from operations	9,067	(11,074)	(3,313)	(5,320)
Net interest expense and other	(15,562)	—	—	(15,562)
Net loss	$(6,495)	$(11,074)	$(3,313)	$(20,882)

Three Months Ended March 31, 2004	Americas	Europe	Asia	Total
Revenues	$81,531	$14,768	$11,836	$108,135
Depreciation, amortization, and accretion	11,045	591	340	11,976
Integration costs	4,906	—	—	4,906
Non-cash equity based compensation	6,838	—	—	6,838
Loss from operations	(11,724)	(10,132)	(4,451)	(26,307)
Net interest expense and other	(7,921)	—	—	(7,921)
Net loss	$(19,645)	$(10,132)	$(4,451)	$(34,228)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH (1) OUR ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, AND (2) OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS, NOTES THERETO AND MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2004 INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K FOR SUCH PERIOD AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE RESULTS SHOWN HEREIN ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED IN ANY FUTURE PERIODS. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) BASED ON CURRENT EXPECTATIONS WHICH INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS. FOR A DISCUSSION OF THE MATERIAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, YOU SHOULD READ “RISK FACTORS” INCLUDED IN PART I, ITEM 1 OF OUR 2004 ANNUAL REPORT ON FORM 10-K.

EXECUTIVE SUMMARY

SAVVIS is a leading global provider of outsourced information technology services, delivering secure, reliable, and scalable hosting, network services, and digital content services. Our strategic approach combines the use of virtualization technology, a utility services model, and an automated software management and provisioning system. This allows customers to focus on their core business while we ensure the quality of their IT infrastructure.

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

Digital Content Services

Revenues from digital content services include our WAM!NET services, digital media services and Content Delivery Network (CDN) services. Our WAM!NET services are custom designed for the media industry and provide a shared-managed infrastructure tied to applications that streamline process and workflow around the creation, production and distribution of digital content. Our CDN services enable customers to distribute their web content easily, rapidly and reliably to end-users from a global network of servers located at the edge of the Internet.

Our industry solutions and professional services combine the services listed above, and revenues from these services are recorded in each of the categories of services above.

Business Trends

Our financial results continue to be affected primarily by competition in our industry. We expect competitive factors in our industry to continue to affect the prices for our services and our results of operations. Prices for telecommunication services, including the services we offer, have decreased significantly over the past several years, and we expect to continue to see decreases for the foreseeable future. To some extent, the impact of lower prices that we charge our customers has been offset by lower costs incurred by us to provide the service. Price pressure, however, varies by product, with unmanaged bandwidth services experiencing significant price pressure. In contrast, managed IP VPN services have enjoyed more stable pricing, and we believe these services will continue to maintain stability as we provide more value-added services to our customers. Historically, pricing in the colocation portion of our hosting business has been decreasing; however, pricing is beginning to stabilize in certain markets. We believe this is a result of limited capacity in state-of-the-art data centers.

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

The addition of CWA’s Internet Protocol (IP) network and CWA’s hosting assets to our existing IP network and hosting business enabled us to expand the range of IP network services, consulting and infrastructure services that we offer.

In evaluating our financial results and the performance of our business, our management reviews our revenues, gross profit and operating income.

Below is a quarterly overview of these indicators:

(in thousands)	Three Months Ended March 31, 2005	Pro forma(1) Three Months Ended March 31, 2004	Three Months Ended March 31, 2004	Three Months Ended December 31, 2004
Revenue	$162,172	$170,642	$108,135	$166,308

Gross Profit(2)	53,109	39,738	29,928	55,447

Loss from Operations	(5,320)	(45,998)	(26,307)	(4,131)

(1)	Results reported as if the CWA acquisition and related financing occurred on January 1, 2004.
(2)	Exclusive of depreciation, amortization, and accretion.

Revenue

Historically, we have been heavily dependent on our two largest customers, Reuters and Telerate. Together they comprised 54% of our revenue for the fiscal year ended December 31, 2003. In addition to these customers, most of our remaining revenue came from our managed IP VPN services. However, after we acquired CWA in March 2004, our revenue profile changed dramatically. Reuters and Telerate were only 16% of our revenue for the first quarter ended March 31, 2005. Moreover, the acquisition increased our revenue from hosting services. Hosting services are now approximately 42% of our total revenue.

Our revenue grew by 50% compared with the three months ended March 31, 2004. As discussed in more detail below, this growth is primarily attributed to revenue from the acquisition of CWA.

For the first quarter of 2005 our revenue decreased approximately 2% compared to the fourth quarter of 2004. This was primarily due to a decrease in revenues from Reuters and Telerate of $3.0 million, as well as decreases in other network services and digital content services revenues in the amounts of $2.4 million and $2.1 million, respectively. In the fourth quarter of 2004, Reuters announced that it signed a definitive agreement to acquire Telerate for cash and all of our Series A Convertible Preferred stock owned by Reuters, which as of March 31, 2005, is approximately 14% of our outstanding voting stock. In the first quarter of 2005, Reuters also announced it signed a long-term agreement for the provision of network services with a competing telecommunications provider. We cannot predict at this time what effect these transactions will have on our business. However, we expect our revenues from Reuters and Telerate to continue to decrease due to lower spending commitments under our contracts with them. We expect Reuters and Telerate to contribute approximately 13-15% of our total annual revenue in 2005. Decreases in revenues in other network services continue to relate to pricing pressures in the market and decreases in revenues in digital content services relate primarily to a decline in revenues of a single, large usage-based customer. We expect that revenues in other network services will continue to decline in 2005, but at a slower rate than in 2004. We expect that revenues in digital content services will improve slightly throughout 2005 due to an increase in utilization of services by one of our large customers.

Gross Profit

Another indicator that we use to evaluate the business is gross profit. We define gross profit as total revenue less data communications and operations expenses. The improvement of gross profit throughout 2004 and the first quarter of 2005 reflects the efforts to rationalize the network operations and obtain synergies from the CWA acquisition.

Loss from Operations

Loss from operations for the three months ended March 31, 2005, was $5.3 million compared to $26.3 million for the three months ended March 31, 2004. This decrease of $21.0 million in our net loss is primarily due to a $23.2 million increase in gross profit, a $6.7 million decrease in non-cash equity-based compensation partially offset by an increase of $4.9 million in sales, general, and administrative expenses, and a $6.8 million increase in depreciation, amortization and accretion expenses.

CRITICAL ACCOUNTING POLICIES

We have identified the accounting policies below as critical to our business operations and to the understanding of our results of operations and financial position. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. Note that our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition and Allowance for Credits and Uncollectibles

SAVVIS derives the majority of our revenues from recurring revenue streams, consisting primarily of managed IP VPN, hosting, other network services, and digital content services revenue. To a lesser extent, we derive revenues from non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services and contract termination settlements. Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to three years. Non-recurring installation fees, although generally billed in a lump sum upon installation, are deferred and recognized ratably over the estimated average life of a customer contract. Professional service fees are recognized in the period in which the services were provided and represent the culmination of the earnings process as long as they meet the criteria for separate recognition under Emerging Issues Task Force Abstract No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue from contract termination settlements is recognized on a cash basis when no remaining performance obligations exist to the extent that the revenue has not previously been recognized.

Revenue is recognized only when the service has been provided and there is persuasive evidence of an arrangement, the fee is fixed and determinable, and collection of the receivable is reasonably assured. It is customary business practice to obtain a signed master services agreement or sales order prior to recognizing revenue in an arrangement.

We occasionally guarantee certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, we estimate the amount of credits to be issued based on historical credits given and known disputes and record a reduction to revenue and an increase in our allowance for credits and uncollectibles.

We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not request collateral from our customers although in certain cases we obtain a security deposit. We maintain an allowance for uncollectibles for estimated losses resulting from the inability of our customers to make required payments for those customers that we had expected to collect the revenues. Management specifically analyzes accounts receivable and current economic conditions and trends, historical bad debt write-offs, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of our allowances. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)), effective January 1, 2006, which is a revision of SFAS 123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As permitted by SFAS 123, we currently account for share-based payments to employees using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25)’s intrinsic value method and, as such, only recognize compensation cost for employee stock options to the extent that options have been issued below the fair market value of the underlying stock on the date of grant. Accordingly, the adoption of SFAS 123 (R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. Based on employee stock options outstanding as of March 31, 2005, we estimate it will recognize approximately $5.3 million in compensation cost for the year ended 2006 when SFAS 123(R) is adopted on January 1, 2006. Had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per common share in Note 1 to our condensed consolidated financial statements.

Purchase Accounting for CWA Acquisition

We acquired CWA in March 2004. The fair value of acquired assets was determined with the assistance of valuation experts. The purchase price of $116.5 million was allocated to assets acquired and liabilities assumed based on the fair value of assets acquired. We also acquired significant liabilities requiring management to estimate the amount to ultimately be paid on these liabilities. The liabilities we assumed included adjustments to properly reflect the fair market value of long term facility leases ($11.3 million); the idle capacity related to a long-term IRU operations, maintenance and power contract ($16.3 million); the cost of leased facilities that will remain idle ($15.3 million); and the obligation to rehabilitate the long term lease spaces at varying lease termination dates ($16.5 million). Management utilized an expected present value technique which utilized our incremental borrowing rate and expected cash flow scenario to estimate the fair value of the liability. Actual cash flows could differ from those estimated by management, which could have a material effect on our results of operation and financial position.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-Q will not reflect our future results of operations, financial position and cash flows.

The Three Months Ended March 31, 2005, as Compared to the Three Months Ended March 31, 2004

Executive Summary of Results of Operations

Our revenues increased 50% in the first quarter of 2005 as a result of the addition of the CWA business and growth in our legacy diversified customer base, which outpaced declines in services provided to Reuters and Telerate. Gross profit increased $23.2 million in the first quarter of 2005 or 77% over the first quarter of 2004 to $53.1 million, or 33% of revenue. Net loss was $20.9 million in the first quarter of 2005, an improvement of $13.3 million from net loss of $34.2 million in the first quarter of 2004 primarily driven by a $23.2 million increase in gross profit along with reductions in acquisition integration costs and non-cash equity-based compensation in the amounts of $2.8 million and $6.7 million, respectively. This improvement was partially offset by a $4.9 million increase in sales, general, and administrative expenses, a $7.6 million increase in net interest expense and other, and a $6.8 million increase in depreciation, amortization, and accretion expenses.

Revenues

	Three Months Ended March 31, (in thousands)
	2005	2004	Dollar Change	Percent Change
Diversified Revenue:
Managed IP VPN	$26,363	$18,952	$7,411	39%
Hosting	68,784	28,322	40,462	143%
Other Network Services	31,736	20,560	11,176	54%
Digital Content Services	9,560	8,559	1,001	12%

Total Diversified Revenue	136,443	76,393	60,050	79%

Reuters and Telerate	25,729	31,742	(6,013)	(19)%

Total Revenue	$162,172	$108,135	$54,037	50%

Revenue. Revenue was $162.2 million for the three months ended March 31, 2005, an increase of $54.0 million, or 50%, from $108.1 million for the three months ended March 31, 2004. The acquisition of CWA resulted in a significant increase in our customer base and impacted all categories of diversified revenue. Comparison of the first quarter of 2005 and the first quarter of 2004 is impacted by the CWA acquisition as the first quarter of 2004 reflects only one month of CWA results. Diversified managed IP VPN revenues increased $7.4 million in the first quarter of 2005, or 39%, to $26.4 million compared to $19.0 million in the first quarter of 2004. This growth was mainly attributed to new sales activity from the legacy business along with the CWA acquisition. Diversified hosting revenue increased $40.5 million in the first quarter of 2005, or 143%, to $68.8 million from $28.3 million in the first quarter of 2004, due primarily to growth from the CWA acquisition. Other network services includes the legacy and CWA internet access revenues and CWA private line services which increased $11.2 million or 54% to $31.7 million in the first quarter of 2005, compared to $20.6 million in the first quarter of 2004. Digital content services revenues include CDN revenues and the revenues from WAM!NET customers, which increased $1.0 million from the previous year.

Reuters and Telerate revenues were $25.7 million in the three months ended March 31, 2005, a decrease of $6.0 million, or 19%, from $31.7 million in the three months ended March 31, 2004. The decline represents a reduction in services provided, pricing reductions, and a reduction in Reuters’ minimum purchase obligation with us. We expect 2005 revenues to continue to be lower than 2004 due to lower spending commitments under our contracts with them. We expect Reuters and Telerate to contribute approximately 13-15% of our total annual revenue in 2005.

Data Communications and Operations (exclusive of non-cash equity-based compensation, depreciation, amortization, and accretion). Data communications and operations expenses were $109.1 million for the three months ended March 31, 2005, an increase of $30.9 million, from $78.2 million in the first quarter of 2004. The increase in these costs was primarily related to the CWA acquisition to support the acquired revenue, resulting in increases in each functional expense item including personnel costs, network expenses, facility rent, and facility maintenance. Furthermore, gross profit was $53.1 million for the three months ended March 31, 2005, an increase of $23.2 million, from $29.9 million in the first quarter of 2004. Gross profit as a percentage of revenue increased to 33% in the current quarter, compared to 28% reported in the first quarter of 2004, primarily resulting from continued cost savings initiatives and integration activities achieved through the realization of synergies from the acquired business.

Sales, General and Administrative (exclusive of non-cash equity-based compensation). Sales, general and administrative expenses were $37.4 million for the three months ended March 31, 2005, an increase of $4.9 million, or 15%, from $32.5 million in the first quarter of 2004. This increase is primarily attributable to the CWA acquisition resulting in increases in personnel costs, commissions, temporary labor, provisions for bad debt, property taxes, and facility maintenance to support the growth in the business. Sales, general and administrative expenses as a percentage of revenue were 23% in the first quarter of 2005 as compared to 30% of revenue in the first quarter of 2004. Sales, general and administrative expenses as a percentage of revenues were significantly impacted by the CWA acquisition. This improvement reflects the realization of synergy activities and a disciplined approach to removing costs from the acquired business and the increased revenue base without adding a proportionate amount of costs.

Integration Costs. Integration costs were $2.1 million during the three months ended March 31, 2005. Included in these costs were $1.4 million for payroll costs and stay bonuses and $0.7 million for PoP consolidation and network restructuring. We expect these costs to be in a range of $2-7 million for the year ended 2005. We are focused on completing the integration of SAVVIS and CWA assets and operations during the first half of 2005.

Depreciation, Amortization and Accretion. Depreciation, amortization, and accretion expense was $18.8 million and $12.0 million for the three months ended March 31, 2005, and March 31, 2004, respectively. Subsequent to the CWA acquisition, accretion expenses relating to aging of the discounted present value of various liabilities including adjustments for long-term fixed price contracts are included in this line item. Consistent with historical presentation, the amortization of intangibles and depreciation of long-lived assets are reflected here. The acquisition significantly increased the depreciable asset and intangible base as much of the value was assigned to IRUs, communications equipment, and leasehold improvements.

Non-cash Equity-based Compensation. Non-cash equity-based compensation amounted to $0.1 million for the three months ended March 31, 2005, versus $6.8 million in the first quarter of 2004. The decrease primarily relates to compensation expense recognized from the vesting of Constellation Ventures performance warrants in the first quarter of 2004 and a decline in deferred compensation as the majority of the required compensation had been recognized by the end of 2004.

Net Interest Expense and Other. Net interest expense and other for the three months ended March 31, 2005 was $15.6 million, an increase of $7.6 million from the first quarter of 2004. The increase is a result of the Subordinated Notes issued during March 2004 and the interest associated with the GECC and Du Pont Fabros capital leases. Cash paid for interest was $3.8 million and $0.5 million for the three months ended March 31, 2005 and 2004, respectively, an increase of $3.3 million as we began paying interest to GECC and DuPont Fabros in the fourth quarter of 2004. Management expects net interest expense and other to be approximately $15-16 million per quarter in 2005 and cash interest payments to be approximately $4-5 million per quarter in 2005 under our current financing arrangements.

Net Loss. The net loss for the three months ended March 31, 2005 was $20.9 million, a $13.3 million improvement from net loss for the three months ended March 31, 2004 of $34.2 million. This improvement was primarily driven by a $23.2 million increase in gross profit along with reductions in acquisition integration costs and non-cash equity-based compensation in the amounts of $2.8 million and $6.7 million, respectively. This improvement was partially offset by a $4.9 million increase in sales, general and administrative expenses, a $7.6 million increase in net interest expense and other, and a $6.8 million increase in depreciation, amortization and accretion expense.

LIQUIDITY AND CAPITAL RESOURCES

Executive Summary of Liquidity and Capital Resources

At March 31, 2005 our cash balances were $50.3 million. We had $10.0 million in net cash provided by operating activities during the three months ended March 31, 2005, an increase in net cash provided by operating activities of $7.5 million as compared to the three months ended March 31, 2004. Cash payments for non-recurring acquisition and integration-related costs necessary to realize synergies were $3.3 million during the three months ended March 31, 2005. The $10.0 million of operating cash flow in the three months ending March 31, 2005, was offset by the payment of $14.1 million for capital expenditures. Significant events affecting our cash balance for the three months ended March 31, 2004 were the acquisition of the CWA assets, the related financing, and subsequent integration costs. We issued $200.0 million of Subordinated Notes in the first quarter of 2004 in connection with the acquisition. Additionally, we transferred our rights to acquire certain facilities of CWA that provided cash of $52.0 million, which was paid directly to CWA, resulting in lowering our purchase price of the CWA assets. The cash impact of the acquisition was cash payments of $116.5 million, including working capital funding of $13.5 million. Net decrease in cash during the three months ended March 31, 2005, was $5.1 million as compared to a net increase in cash of $80.1 million for the three months ended March 31, 2004.

Historically, we have not been cash flow positive. However, in 2005, we expect to fund our business needs through on-going operations. Management does not consider the cash flows from 2004 to be representative of the expected future cash flows as significant acquisition and integration costs were paid during that time. We exited 2004 with a positive cash flow from operations and continued that trend in the first quarter of 2005. The achievement of this goal is reflected in the quarterly trend analysis below, showing first quarter 2005 cash flow from operations of $10.0 million. The cash outflow for acquisition and integration related costs to achieve synergies was $38.6 million in 2004 and $3.3 million for the three months ended March 31, 2005. We expect those cash costs to be less than $12 million for the year ended 2005. However, due to the dynamic nature of our industry and unforeseen circumstances, if we are unable to fully fund cash requirements through operations, we will need to obtain additional financing through a combination of equity investments, debt financings, renegotiation of terms on our existing debt and sales of assets and services. If these additional financings were required there can be no assurance that we would be successful in completing any of these financings, or that if we were successful the terms of such financings would be favorable to us.

Below is a quarterly overview of the key components of our cash flows. The trend indicated is consistent with management’s expectation.

(in thousands)	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Three Months Ended December 31, 2004
Net cash provided by operating activities	$9,980	$2,484	$8,262

Net cash used to pay acquisition and integration related costs (1)	(3,303)	(982)	(5,580)

Net cash used in investing activities	(14,955)	(123,123)	(6,861)

Net cash provided by/(used in) financing activities	(46)	200,586	16

Net increase/(decrease) in cash and cash equivalents	(5,103)	80,056	1,971

(1)	Net cash used to pay acquisition and integration related costs to achieve synergies is a component of net cash provided by operating activities.

Discussion of Changes in Liquidity and Capital Resources

Net cash provided by operating activities was $10.0 million for the three months ended March 31, 2005, an increase of $7.5 million from cash provided of $2.5 million in the first quarter of 2004. This increase is primarily driven by improvements in our cash results from operations partially offset by cash used to pay acquisition and integration-related costs to achieve synergies of $3.3 million for the three months ended March 31, 2005. We do not expect these costs to be recurring in nature as the integration of SAVVIS’ and CWA’s assets and operations is scheduled for completion in the first half of 2005. Net cash provided by operations before considering acquisition and integration related payments to achieve synergies was $13.3 million and $3.5 million for the three months ended March 31, 2005 and 2004, respectively. Additionally, our first quarter net loss included $30.7 million of non-cash charges for interest, depreciation, amortization, and accretion, and non-cash equity-based compensation.

Net cash used by investing activities for the three months ended March 31, 2005, was $15.0 million. This was primarily comprised of payments for capital expenditures of $14.1 million, which increased sequentially by $6.9 million as cash payments for capital expenditures were lower than expected for the three months ended December 31, 2004, and, therefore, resulted in higher cash payments for capital expenditures in the first quarter of 2005. This is a change of $108.2 million from the $123.1 million cash used by investing activities during the three months ended March 31, 2004, which included $117.1 million in net cash used for the CWA acquisition.

Net cash used in financing activities was minimal for the three months ended March 31, 2005, as compared to net cash provided by financing activities of $200.6 million for the three months ended March 31, 2004. The cash provided in 2004 was due to our issuance of Subordinated Notes in the amount of $200.0 million. We issued Subordinated Notes together with warrants to purchase Series B Preferred in exchange for $200.0 million in cash. These warrants were subsequently exercised into 6.6 million shares of Series B Preferred, which were then converted into approximately 65.5 million shares of common stock. The Subordinated Notes were used to fund the CWA acquisition and to fund our on-going operational, working capital and capital expenditure requirements related to the CWA acquired assets or caused by the CWA acquisition.

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

We entered into a long-term lease with Du Pont Fabros during 2004. The agreement allowed for cash payments to commence in December 2004. The expected cash requirements related to these lease payments and associated interest costs during 2005 are $10.0 million. We paid $2.5 million in associated interest costs for the three months ended March 31, 2005.

We amended the terms of our master lease agreement with GECC in August 2004. Under the amended terms, we pre-paid $7.5 million during the third quarter of 2004. Under the amended terms, the interest rate was lowered from 12% to 9% for the period September 2004 through September 2005. We began cash interest payments in October 2004, which totaled approximately $1.2 million for the three months ended March 31, 2005.

Our cash debt service obligation for our existing debt as of March 31, 2005, is $11.7 million in 2005 and $16.9 million in 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change in our assessment of the Company’s sensitivity to market risk since our presentation set forth in Section 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2005, that materially affected or is reasonably likely to materially affect the internal controls over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are subject to various legal proceedings and actions in the normal course of business. While the results of such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on our financial position or results of operation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit Index Number	Exhibit Description	Filed with the Form 10-Q	Incorporated by Reference
			Form	Filing Date with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1	November 12, 1999	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	January 31, 2000	3.2

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 14, 2002	3.3

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 13, 2004	3.4

3.5	Amended and Restated Bylaws of the Registrant		10-Q	May 15, 2003	3.4

4.1	Form of Common Stock Certificate		S-1/A	January 31, 2000	4.1

4.2	Certificate of Designations relating to the Registrant’s Series A Convertible Preferred Stock		8-K	March 27, 2002	4.2

4.3	Amended and Restated Certificate of Designations for Registrant’s Series B Convertible Preferred Stock		10-Q	August 13, 2004	4.4

4.4	Warrant Agreement, dated as of March 15, 2002, between the Registrant and Nortel Networks Inc.		10-Q	May 15, 2002	4.4

4.5	Warrant, dated March 18, 2002, to purchase the Registrant’s common stock issued to Nortel Networks Inc.		10-Q	May 15, 2002	4.6

4.6+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital II, L.P.		8-K	July 8, 2002	4.7

4.7+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital Offshore II, L.P.		8-K	July 8, 2002	4.8

4.8+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to The BSC Employee Fund IV, L.P.		8-K	July 8, 2002	4.9

4.9+	Warrant, dated, June 28, 2002, to purchase the Registrant’s common stock issued to CVC II Partners, L.L.C.		8-K	July 8, 2002	4.10

4.10	Form of Series A Subordinated Note		8-K	February 25, 2004	4.12

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVVIS Communications Corporation

Date: May 5, 2005	By:	/s/ Robert A. McCormick
Robert A. McCormick
Chief Executive Officer
(principal executive officer)

Date: May 5, 2005	By:	/s/ Jeffrey H. VonDeylen
Jeffrey H. VonDeylen
Chief Financial Officer
(principal financial and
accounting officer)