Form 10-Q
period 2005-06-30
SAVVIS, Inc.
filed 2005-08-05
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number 0-29375

SAVVIS, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	43-1809960
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 SAVVIS Parkway

Town & Country, Missouri 63017

(Address of Principal Executive Offices) (Zip Code)

(314) 628-7000

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 Par Value – 181,109,054 shares as of August 3, 2005

The Exhibit Index begins on page 31.

SAVVIS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SAVVIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$37,014	$55,369
Trade accounts receivable, less allowance for credits and uncollectibles of $15,161 and $13,750 as of June 30, 2005 and December 31, 2004, respectively	49,070	48,050
Prepaid expenses and other current assets	17,714	15,004

Total Current Assets	103,798	118,423
Property and equipment, net	253,200	264,542
Intangible assets, net	11,022	15,218
Other non-current assets	7,905	8,067

Total Assets	$375,925	$406,250

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Payables and other trade accruals	$47,921	$50,350
Current portion of capital lease obligations	475	505
Other accrued liabilities	67,742	66,150

Total Current Liabilities	116,138	117,005
Capital lease obligations, net of current portion	59,615	113,529
Long-term debt	251,537	171,051
Other accrued liabilities	54,811	68,606

Total Liabilities	482,101	470,191

Stockholders’ Deficit:
Series A Convertible Preferred stock at accreted value; $0.01 par value, 210,000 shares authorized; 203,070 shares issued as of June 30, 2005 and December 31, 2004; 202,490 shares outstanding as of June 30, 2005 and December 31, 2004	288,188	272,137
Common stock; $0.01 par value, 1,500,000,000 shares authorized; 180,962,715 and 180,361,264 shares issued as of June 30, 2005 and December 31, 2004, respectively; 180,962,715 and 180,329,963 shares outstanding as of June 30, 2005 and December 31, 2004, respectively	1,811	1,804
Additional paid-in capital	369,324	384,847
Accumulated deficit	(763,480)	(721,263)
Deferred compensation	(373)	(515)
Treasury stock, at cost, 31,301 shares as of December 31, 2004	—	(16)
Accumulated other comprehensive loss	(1,646)	(935)

Total Stockholders’ Deficit	(106,176)	(63,941)

Total Liabilities and Stockholders’ Deficit	$375,925	$406,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$167,200	$172,991	$329,372	$281,126

Operating Expenses:
Cost of revenue(1)	108,644	129,079	217,707	207,286
Sales, general, and administrative expenses(2)	39,174	50,402	76,600	82,917
Depreciation, amortization, and accretion	18,715	19,069	37,534	31,045
Restructuring charges, net	3,340	—	3,340	—
Integration costs	684	17,165	2,745	22,071
Non-cash equity-based compensation(3)	145	3,943	268	10,781

Total Operating Expenses	170,702	219,658	338,194	354,100

Loss from Operations	(3,502)	(46,667)	(8,822)	(72,974)
Net interest expense and other	17,833	13,341	33,395	21,262

Net Loss	(21,335)	(60,008)	(42,217)	(94,236)
Accreted and deemed dividends on Series A Convertible Preferred stock	10,276	9,175	20,267	18,101

Net Loss Attributable to Common Stockholders	$(31,611)	$(69,183)	$(62,484)	$(112,337)

Basic and Diluted Loss Per Common Share	$(0.18)	$(0.63)	$(0.35)	$(1.06)

Weighted Average Common Shares Outstanding(4)	180,594,183	109,445,460	180,521,060	105,854,476

(1)	Excludes less than $0.1 million of non-cash equity-based compensation for each of the periods presented, and depreciation, amortization, and accretion reported separately.
(2)	Excludes $0.1 million and $0.2 million of non-cash equity-based compensation for the three and six months ended June 30, 2005, respectively, and $3.9 million and $10.7 million of non-cash equity-based compensation for the three and six months ended June 30, 2004, respectively.
(3)	Includes $3.8 million and $10.3 million of non-cash equity-based compensation relating to the vesting of certain Constellation Ventures performance warrants for the three and six months ended June 30, 2004, respectively.
(4)	As the effects of including the incremental shares associated with options, warrants, Series A Convertible Preferred stock, and Series B Convertible Preferred stock are anti-dilutive, they are not included in the diluted weighted average common shares outstanding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2005	2004
Operating Activities:
Net loss	$(42,217)	$(94,236)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	37,534	31,045
Non-cash portion of restructuring charges	(2,365)	—
Non-cash equity-based compensation	268	10,781
Accrued interest	23,266	21,802
Write-off of deferred financing costs	2,666	—
Net changes in operating assets and liabilities, net of effects from acquisition:
Trade accounts receivable	(1,376)	(10,749)
Prepaid expenses and other current assets	(2,856)	1,180
Other non-current assets	(1,042)	243
Payables and other trade accruals	1,462	10,055
Other accrued liabilities	(5,196)	6,597

Net cash provided by (used in) operating activities	10,144	(23,282)

Investing Activities:
Capital expenditures	(27,969)	(14,921)
Acquisition, net of cash received	—	(117,136)
Proceeds from sale of acquired assets	752	2,078
Payment of WAM!NET earn-out	(1,352)	—

Net cash used in investing activities	(28,569)	(129,979)

Financing Activities:
Payments under capital lease obligations	(53,792)	(1,838)
Proceeds from issuance of subordinated debt and associated warrants	—	200,000
Proceeds from borrowings on revolving credit facility	58,000	—
Payments for debt issuance costs	(3,968)	(625)
Other financing activities	425	2,779

Net cash provided by financing activities	665	200,316
Effect of exchange rate changes on cash and cash equivalents	(595)	71

Net increase (decrease) in cash and cash equivalents	(18,355)	47,126
Cash and cash equivalents, beginning of period	55,369	28,173

Cash and cash equivalents, end of period	$37,014	$75,299

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,742	$180

Non-cash Investing and Financing Activities:
Accreted and deemed dividends on Series A Convertible Preferred stock	$20,267	$18,101

Accrual of WAM!NET earn-out	$—	$4,400

Assets and obligations acquired under capital leases (Note 2)	$—	$52,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands)

	Series A Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 31, 2004	$272,137	$1,804	$384,847	$(721,263)	$(515)	$(16)	$(935)	$(63,941)
Net loss	—	—	—	(42,217)	—	—	—	(42,217)
Foreign currency translation adjustments	—	—	—	—	—	—	(711)	(711)

Comprehensive loss	—	—	—	—	—	—	—	(42,928)
Deemed dividends on Series A Convertible Preferred stock	20,267	—	(20,267)	—	—	—	—	—
Beneficial conversion feature of deemed dividends on Series A Convertible Preferred stock	(4,216)	—	4,216	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	6	403	—	—	16	—	425
Issuance of restricted stock	—	1	142	—	(143)	—	—	—
Recognition of deferred compensation costs	—	—	(17)	—	285	—	—	268

Balance at June 30, 2005	$288,188	$1,811	$369,324	$(763,480)	$(373)	$—	$(1,646)	$(106,176)

SHARES OUTSTANDING INFORMATION:

	Number of Shares (not in thousands)
	Series A Convertible Preferred Stock	Common Stock	Treasury Stock
Shares outstanding at December 31, 2004	202,490	180,361,264	(31,301)
Issuance of common stock upon exercise of stock options	—	601,451	31,301

Shares outstanding at June 30, 2005	202,490	180,962,715	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular dollars in thousands, except share and per share amounts)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, under the rules and regulations of the U.S. Securities and Exchange Commission (the SEC), and on a basis substantially consistent with the audited consolidated financial statements of SAVVIS, Inc. and its subsidiaries (the Company) as of and for the year ended December 31, 2004. Such audited financial statements are included in the Company’s Annual Report on Form 10-K (the Annual Report) filed with the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Annual Report.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. All intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for a full year or results that may be achieved in the future. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from such estimates and assumptions. Estimates used in the Company’s condensed consolidated financial statements include accruals for commercial disputes and billing errors by vendors, allowance for credits and uncollectibles, valuation of its Series A Subordinated Notes (the Subordinated Notes) and warrants, valuation of the fair value of certain liabilities assumed in the acquisition of Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc. (collectively, CWA—see Note 2), valuation of long-lived assets, and the valuation of intangible assets. In addition, certain amounts from prior periods have been reclassified to conform to current period presentation.

Revenue Recognition and Allowance for Credits and Uncollectibles

The Company derives the majority of its revenue from recurring revenue streams, consisting primarily of managed IP VPN, hosting, other network services, and digital content services. To a lesser extent, the Company derives revenue from non-recurring revenue streams, such as from the recognized portion of deferred installation revenue and professional services. Revenue from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to three years. Non-recurring installation fees, although generally billed upon installation, are deferred and recognized ratably over the estimated average life of a customer contract. Professional service fees are recognized in the period in which the services were provided and represent the culmination of the earnings process as long as they meet the criteria for separate recognition under Emerging Issues Task Force (EITF) Abstract No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

Revenue is recognized only when the related service has been provided and there is persuasive evidence of an arrangement, the fee is fixed and determinable, and collection is reasonably assured. It is customary business practice to obtain a signed master services agreement or sales order prior to recognizing revenue in an arrangement.

The Company occasionally guarantees certain service levels as outlined in individual customer contracts. To the extent that such service levels are not achieved, the Company estimates the amount of credits to be issued based on historical credits provided and known disputes and records a reduction to revenue and a corresponding increase in the allowance for credits and uncollectibles.

The Company assesses collectibility based on a number of factors, including customer transaction history and creditworthiness. The Company generally does not request collateral from its customers although in certain cases the Company obtains a security deposit. The Company maintains an allowance for uncollectibles and specifically analyzes accounts receivable, current economic conditions and trends, historical bad debt write-offs, customer concentrations, customer creditworthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of its allowances. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable.

Trade Accounts Receivable

The Company classifies as trade accounts receivable amounts owed to it within twelve months arising from the provision of services in the normal course of business.

Employee Stock Options

As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, compensation expense is recognized based on the intrinsic value of equity instruments awarded as determined at the measurement date. Compensation expense related to option grants was $0.1 million and $0.3 million during the three and six months ended June 30, 2005, respectively, and $0.2 million and $0.4 million during the three and six months ended June 30, 2004, respectively.

Pro forma information regarding net loss has been determined as if the Company had accounted for its stock options granted to employees and non-employee members of its Board of Directors using the fair value method prescribed by SFAS 123. The fair value of options was estimated at the date of grant utilizing the Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to compensation expense on a straight-line basis over the applicable vesting periods.

The following table presents what the Company’s pro forma net loss would have been had compensation cost for stock options been determined using the fair value method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported	$(31,611)	$(69,183)	$(62,484)	$(112,337)
Adjusted for:
Stock-based compensation expense (1)	145	159	268	443
Pro forma stock-based compensation expense	(1,732)	(721)	(3,422)	(1,992)

Pro forma net loss attributable to common stockholders	$(33,198)	$(69,745)	$(65,638)	$(113,886)

Basic and diluted net loss per common share:
As reported	$(0.18)	$(0.63)	$(0.35)	$(1.06)
Pro forma	$(0.18)	$(0.64)	$(0.36)	$(1.08)

(1)	Excludes $3.8 million and $10.3 million of non-cash equity-based compensation relating to the issuance of performance warrants to entities affiliated with Constellation Ventures for the three and six months ended June 30, 2004.

Income Taxes

Income taxes are accounted for using the asset and liability method, which provides for the establishment of deferred tax assets and liabilities for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes, applying the enacted statutory tax rates in effect for the years in which differences are expected to reverse. Valuation allowances are established when it is more likely than not the deferred tax assets will not be realized. The Company has provided a full valuation allowance on tax loss carryforwards and other potential tax benefits according to SFAS 109, “Accounting for Income Taxes,” because the future realization of the tax benefit is uncertain. As a result, to the extent that those benefits are realized in future periods, they will favorably affect net income. At June 30, 2005, the Company had approximately $590 million in net operating loss carryforwards scheduled to expire between 2009 and 2024, of which approximately $250 million is subject to the Section 382 limitation of the Internal Revenue Code.

Loss Per Common Share

All loss per common share amounts for all periods have been presented to conform to the provisions of SFAS 128, “Earnings Per Share.” All stock options, warrants, and Series A Convertible Preferred shares outstanding have been excluded from the computations of diluted loss per share, as their effect would be anti-dilutive. Accordingly, there is no reconciliation between basic and diluted loss per common share for the periods presented.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)), effective January 1, 2006, which is a revision of SFAS 123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock, and other stock-based instruments, to be recognized in the financial statements based on their fair values. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method under APB 25 and, as such, only recognizes compensation cost for employee stock options to the extent that options have been issued with an exercise price below the fair market value of the Company’s common stock on the date of grant. Accordingly, the adoption of SFAS 123(R) will have an impact on the Company’s results of operations, although it will have no impact on its overall financial position. Based on employee stock options outstanding as of June 30, 2005, the Company estimates it will recognize $5.1 million in compensation cost for the year ended December 31, 2006, when SFAS 123(R) is adopted on January 1, 2006. Had the Company adopted SFAS 123(R) in prior periods, the impact of adoption would have approximated the fair value disclosure of pro forma net loss and net loss per common share previously disclosed in the Company’s Quarterly and Annual Reports filed on Forms 10-Q and 10-K.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses the SEC’s views regarding the interaction between SFAS 123(R) and certain SEC rules and regulations. SAB 107 also provides guidance related to, among other things, share-based payment transactions with non-employees, valuation methods and assumptions, classification of compensation expense, first-time adoption of SFAS 123(R) and related income tax effects, modification of existing employee stock options, and disclosures in SEC filings. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Adoption of FIN 47 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2—CWA ACQUISITION

In January 2004, the Company signed a definitive agreement to purchase substantially all of the assets of CWA. CWA, wholly-owned by Cable & Wireless plc, provided a range of network and hosting services, including Internet access to a Tier 1 IP network, colocation, hosting and other value-added services such as managed security and content distribution. The transaction, following approval by the U.S. Bankruptcy Court and other federal regulatory agencies, closed on March 5, 2004. The operating results of CWA have been included in the Company’s results of operations from the closing date of the acquisition.

The total purchase price consisted of $155.0 million in cash, the assumption of certain liabilities and leases for certain data centers and other facilities, and the funding of CWA’s working capital losses from January 28, 2004 through March 5, 2004, which totaled $13.5 million. Additionally, the Company entered into an agreement to transfer its rights at closing to acquire four of the CWA data centers and one office facility to DuPont Fabros Interests LLC (DuPont Fabros) for $52.0 million paid directly to the CWA bankruptcy estate. The Company subsequently leased those facilities back from DuPont Fabros for 15 years. As a result, the total cash cost of the CWA acquisition was $116.5 million. DuPont Fabros subsequently sold the above mentioned leased facilities to Digital Realty Trust, L.P. in June 2005.

The acquisition has been accounted for as a purchase under SFAS 141, “Business Combinations.” The following table presents the allocation of purchase price to assets acquired and liabilities assumed:

Allocation of Purchase Price
Trade accounts receivable and other current assets	$44,869
Property and equipment	172,632
Intangible assets	11,399
Other non-current assets	3,565
Trade accounts payable and other current liabilities	(68,801)
Capital lease obligations	(1,756)
Other long-term liabilities	(45,431)

Total purchase price	$116,477

The estimated fair value of net assets acquired exceeded the acquisition cost. Therefore, in accordance with SFAS 141, the excess value over the acquisition cost has been allocated as a pro rata reduction of non-current assets, or property and equipment and intangible assets.

Amounts reflected in the purchase price allocation represent the Company’s estimate of certain liabilities relating to contractual agreements. Additionally, the liabilities assumed by the Company include adjustments to properly reflect the fair market value of long-term facility leases totaling $11.3 million; idle capacity related to a long-term indefeasible right of use (IRU), maintenance and power contract totaling $16.3 million; the cost of leased facilities that will remain idle totaling $15.3 million; and the obligation to rehabilitate leased facilities with varying termination dates totaling $16.5 million. These liabilities are not a result of an exit plan; rather, they relate solely to properly reflecting the fair value of assets acquired and liabilities assumed.

The fair market value of the long-term facility leases was calculated considering the difference between fair market rents and contractually required rents in addition to any leased facilities that the Company does not expect to utilize. Contracts have been reflected at their fair market value of the services to be provided at the time of the acquisition, in addition to any inherited purchase commitments the combined entity does not plan to utilize. The asset retirement obligation liability was calculated and recorded at the present value of expected future payments required to restore certain leased facilities to their original condition.

The Company recorded $6.6 million of involuntary employee termination costs in the opening balance sheet as a liability and paid $1.3 million and $1.5 million in severance payments during the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005, the Company has paid all involuntary employee termination costs. These costs meet the definition of costs to exit an activity of an acquired company as defined in EITF Abstract No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” as management had begun to formulate a plan to terminate certain positions as of the acquisition date. In total, approximately 300 employees have been terminated in various departments.

The table which follows presents unaudited pro forma combined results of operations of the Company and CWA, as if the acquisition had occurred as of the beginning of 2004, giving effect to certain adjustments, including depreciation, accretion, interest, the issuance of Series B Convertible Preferred stock (Series B Preferred) and the issuance of additional debt. The Company believes that actual results of the combined business would differ if CWA had been under the Company’s management during that time.

	Six Months Ended June 30,
	2005	2004
	Actual	Pro Forma
Revenue	$329,372	$343,663
Net loss	(42,217)	(119,826)
Basic and diluted net loss per common share	(0.35)	(1.30)

NOTE 3—LONG-TERM DEBT

The following table presents long-term debt as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Proceeds from issuance of the Subordinated Notes	$200,000	$200,000
Adjustment for the valuation of warrants issued for Series B Preferred (original issue discount)	(65,872)	(65,872)

Adjusted value of the Subordinated Notes	134,128	134,128
Accrued interest on the Subordinated Notes	43,306	26,791
Accretion of the original issue discount	16,103	10,132

Balance of the Subordinated Notes	193,537	171,051
Revolving Credit Facility	58,000	—

Total long-term debt	$251,537	$171,051

Revolving Credit Facility

On June 10, 2005, certain of the Company’s subsidiaries entered into a credit agreement (the Credit Agreement) with Wells Fargo Foothill, Inc., as arranger and administrative agent, and certain other lenders to provide the Company with an $85.0 million revolving credit facility (the Revolving Facility), which includes a $15.0 million letter of credit facility. The Revolving Facility may be used for working capital and other general corporate purposes. A portion of the proceeds from the Revolving Facility were used to retire $53.9 million in outstanding principal and accrued interest under the Company’s master lease agreement with General Electric Capital Corporation (GECC), achieving more favorable borrowing rates and extending the term. In conjunction with the repayment of the GECC master lease, $2.7 million of previously deferred financing costs were written off to net interest expense and other in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2005. In addition, $3.8 million of the proceeds were used to pay fees and expenses associated with the Credit Agreement, which were recorded as other non-current assets in the accompanying condensed consolidated balance sheet as of June 30, 2005 and are being amortized over the term of the Credit Agreement, while $0.3 million were used for other general corporate purposes. The Revolving Facility matures, and all outstanding borrowings and unpaid interest are due, on December 9, 2008. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined in the Credit Agreement. The Credit Agreement allows the Company to terminate the Revolving Facility prior to maturity, provided that the Company pays a 2.0% premium if terminated during the first 12 months of the Credit Agreement term, a 0.5% premium if terminated during the 12 months thereafter, and no premium during the remainder of the term.

The Credit Agreement contains affirmative, negative and financial covenants that are more favorable than those under the master lease agreement with GECC. The negative covenants place restrictions on, among other things, levels of investments, indebtedness, and dividend payments that the Company may make or incur. The financial covenants, which apply only if the Company maintains cash and availability of less than $35.0 million, require the maintenance of certain financial ratios at defined levels. Under the Credit Agreement, interest rates on the Revolving Facility are variable and can range from 2.75% to 3.25% plus LIBOR, depending on certain financial ratios, with a minimum interest rate at all times of 5.25%. As of June 30, 2005, LIBOR was 3.19% and the interest rate on the Revolving Facility was 6.19%. Interest is payable at varying dates, as outlined in the Credit Agreement, generally every one to three months. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee. Unused availability under the Credit Agreement was $16.1 million as of June 30, 2005, which is reflective of $10.9 million of letters of credit outstanding (see Note 10) and $58.0 million of outstanding principal under the Revolving Facility. The Credit Agreement is secured by substantially all of the Company’s domestic properties and assets. The carrying amount of the Company’s obligations under the Credit Agreement approximate fair value because the interest rates are based on floating interest rates identified by reference to market rates.

Subordinated Notes

In the first quarter of 2004, the Company issued $200.0 million of Subordinated Notes. The proceeds were used to fund the CWA acquisition and related operational, working capital, and capital expenditure requirements. Debt issuance costs associated with the Subordinated Notes were $2.0 million, consisting of fees to the purchasers of the Subordinated Notes, which were capitalized in other non-current assets and are being amortized to interest expense using the effective interest method until maturity. The Subordinated Notes accrue interest based on a 365 day year at a rate of 12.5% per annum until February 3, 2005 and 15% per annum thereafter, payable in kind semi-annually on June 30 and December 31 through the issuance of additional Subordinated Notes equal to the accrued interest payable at the time of settlement. Among other requirements, the provisions of the Subordinated Notes include an early redemption feature, a make whole premium and a change of control clause. Upon a change of control, the holders of the Subordinated Notes have the right to require the Company to redeem any or all of the Subordinated Notes at a cash price equal to 100% of the principal amount of the Subordinated Notes, plus all accrued and unpaid interest as of the effective date of such change in control. The Subordinated Notes mature in a single installment on February 9, 2009.

Warrants immediately exercisable for Series B Preferred were also issued with the Subordinated Notes. The $200.0 million in proceeds from issuance were allocated between the Subordinated Notes and the warrants for Series B Preferred based on their relative fair values resulting in an original issue discount of $65.9 million. The allocated value of the Subordinated Notes at date of issuance, plus accrued interest on the face value and accreted interest on the original issue discount, are reflected as long-term debt in the accompanying condensed consolidated balance sheets. The fair value of the Series B Preferred was determined with the assistance of an independent third-party valuation firm. The allocated fair value of the warrants for Series B Preferred is reflected in additional paid-in capital in stockholders’ deficit in the accompanying condensed consolidated balance sheets. The purchasers of the Subordinated Notes exercised their warrants at closing for shares of Series B Preferred, which were converted into shares of the Company’s common stock in December 2004.

Debt Covenants

The provisions of the Company’s Credit Agreement and Subordinated Notes contain a number of covenants that could restrict or limit the Company’s ability to:

•	incur more debt;

•	pay dividends, subject to financial ratios and other conditions;

•	make other distributions;

•	issue stock of subsidiaries;

•	make investments;

•	repurchase stock;

•	create subsidiaries;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate; and

•	transfer and sell assets.

The ability to comply with these provisions may be affected by events beyond the Company’s control. The breach of any of these covenants could result in a default under the applicable debt agreement or instrument and could trigger acceleration of repayment. Any default under such agreements might adversely affect the Company’s growth, financial condition, results of operations and the ability to make payments on indebtedness or meet other obligations. As of and during the six months ended June 30, 2005 and 2004, the Company was in compliance with all covenants under the Credit Agreement and Subordinated Notes, as applicable.

Future Principal Payments

As of June 30, 2005, aggregate future principal payments of long-term debt were zero in each of the years 2005, 2006, and 2007 and were $58.0 million in 2008 and $401.9 million in 2009, consisting of $200.0 million in principal and $201.9 million of accrued paid in kind interest, with no payments thereafter. The weighted average interest rate applicable to the Company’s outstanding borrowings under the Credit Agreement and Subordinated Notes was 11.26% and 15.00% as of June 30, 2005 and 2004, respectively.

NOTE 4—PROPERTY AND EQUIPMENT

Communications and data center equipment, office equipment, and other equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from three to fifteen years. Facilities and leasehold improvements are amortized over the shorter of their estimated useful lives or the initial term of the related lease, ranging from two to fifteen years. The following table presents the Company’s property and equipment by major category as of June 30, 2005 and December 31, 2004:

	Useful Lives (in years)	June 30, 2005	December 31, 2004
Communications and data center equipment	5 – 15	$386,512	$374,765
Facilities and leaseholds	2 – 15	146,130	146,678
Office equipment and other	3 – 7	43,578	37,206

		576,220	558,649
Less: accumulated depreciation and amortization		(323,020)	(294,107)

Property and equipment, net		$253,200	$264,542

Depreciation expense was $13.2 million and $26.3 million for the three and six months ended June 30, 2005, respectively. Depreciation expense for the same periods in the prior year was $13.2 million and $22.2 million, respectively. Amortization expense for equipment and facilities held under capital lease was $2.0 million and $4.3 million for the three and six months ended June 30, 2005, respectively. Amortization expense for equipment and facilities held under capital lease for the same periods in the prior year was $2.2 million and $3.9 million, respectively.

NOTE 5—INTANGIBLE ASSETS

The Company accounts for identified intangible assets acquired in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” and SFAS 141. The Company’s intangible assets were acquired and, as such, were valued at estimated fair value. Identifiable intangible assets primarily include customer relationships, trademarks, patents, and peering agreements. Useful lives of these specifically identified intangible assets are: five years for trademarks; eleven to fifteen years for patents; three to four years for customer relationships; and seven years for peering agreements.

The following table presents intangible assets as of June 30, 2005 and December 31, 2004:

	Weighted Average Amortization Period (in years)	Useful Lives (in years)	June 30, 2005	December 31, 2004
Customer relationships	3.4	3-4	$13,160	$14,073
Other intangible assets	6.7	5-15	5,550	6,343

Subtotal	4.4		18,710	20,416

Less: accumulated amortization
Customer relationships			(6,620)	(4,565)
Other intangible assets			(1,068)	(633)

Total accumulated amortization			(7,688)	(5,198)

Intangible assets, net			$11,022	$15,218

Amortization expense for intangible assets was $1.2 million and $2.5 million for the three and six months ended June 30, 2005, respectively, and $1.3 million and $2.0 million for the three and six months ended June 30, 2004, respectively.

NOTE 6—RESTRUCTURING CHARGES

In June 2005, the Company recorded restructuring charges related to the termination of a naming rights agreement for use of the Company’s name on a sports and entertainment arena in St. Louis, Missouri. In connection with the termination of the naming rights agreement, the Company paid $5.5 million and wrote-off a $1.6 million naming rights asset, both of which were recorded as restructuring charges in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2005. Termination of the naming rights agreement relieved the Company of $62.1 million in future cash obligations through June 2020. No further costs or obligations exist relative to the terminated naming rights agreement as of June 30, 2005.

Also in June 2005, the Company terminated an operating lease relating to unutilized space for which a restructuring liability had previously been established for the net present value of future minimum lease payments. In connection with the termination of the lease, the Company paid $2.0 million, which was recorded as a reduction of the existing restructuring liability included in non-current other accrued liabilities. The remaining restructuring liability balance of $3.9 million was reversed through restructuring charges in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2005. Termination of the operating lease relieved the Company of $5.8 million in future cash obligations through March 2011. No further costs or obligations exist relative to the terminated operating lease as of June 30, 2005.

NOTE 7—CAPITAL LEASE OBLIGATIONS

The following table presents future minimum lease payments under capital leases as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
2005	$5,497	$15,858
2006	10,462	17,002
2007	10,777	66,249
2008	10,984	10,987
2009	11,304	11,307
Thereafter	120,735	120,774

Total capital lease obligations	169,759	242,177
Less amount representing interest	(109,669)	(128,143)
Less current portion	(475)	(505)

Capital lease obligations, net of current portion	$59,615	$113,529

As described in Note 3, in June 2005, the Company repaid $53.9 million in outstanding principal and accrued interest under the Company’s master lease agreement with GECC.

NOTE 8—OTHER ACCRUED LIABILITIES

The following table presents the components of other accrued liabilities as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Current other accrued liabilities:
Wages, employee benefits, and related taxes	$17,481	$17,786
Acquired contractual obligations in excess of fair value and other	11,355	9,995
Other current liabilities	38,906	38,369

Total current other accrued liabilities	$67,742	$66,150

Non-current other accrued liabilities:
Acquired contractual obligations in excess of fair value and other	$20,351	$31,917
Asset retirement obligation	20,406	19,157
Other non-current liabilities	14,054	17,532

Total non-current other accrued liabilities	$54,811	$68,606

NOTE 9—COMPREHENSIVE LOSS

The following table presents comprehensive loss for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(21,335)	$(60,008)	$(42,217)	$(94,236)
Other comprehensive loss:
Foreign currency translation adjustments	(605)	183	(711)	398

Comprehensive loss	$(21,940)	$(59,825)	$(42,928)	$(93,838)

NOTE 10—COMMITMENTS AND CONTINGENCIES

The Company’s customer contracts generally span multiple periods, which result in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $27.7 million, $23.3 million, $13.1 million, and $1.1 million in years 2005, 2006, 2007, and thereafter, respectively. Should the Company not meet the minimum spending levels in any given term, decreasing termination liabilities representing a percentage of the remaining contracted amount may become immediately due and payable. Furthermore, certain of these termination liabilities are subject to reduction should the Company experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any reductions for the business downturn provisions, if the Company had terminated all of these agreements as of June 30, 2005, the maximum termination liability would have been $38.5 million.

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as letters of credit and indemnifications, which are not reflected in its consolidated balance sheets. As of June 30, 2005, the Company had $10.9 million in letters of credit pledged as collateral to support various property leases and utilities. These agreements mature at various dates and may be renewed as circumstances warrant. In addition, certain of the operating leases assumed by the Company in the CWA acquisition were guaranteed by Cable & Wireless plc. Such guarantees remained in place following the acquisition and the Company agreed to reimburse Cable & Wireless plc for any payments made under such guarantees. The Company’s financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In management’s past experience, no claims have been made against these financial instruments nor does it expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, the Company determined such agreements do not have significant value and has not recorded any related amounts in its condensed consolidated financial statements.

The Company is lessee under a number of equipment and property leases. It is common in such commercial lease transactions for the lessee to agree to indemnify the lessor for the value of the property or equipment leased should it be damaged during the course of operations. Except as otherwise recorded and described herein, the Company expects that any losses that may occur with respect to its leased facilities would be covered by insurance, subject to deductible amounts, and has not recorded any related amounts in its condensed consolidated financial statements.

The Company is subject to various legal proceedings and other actions arising in the normal course of business. While the results of such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company has employment agreements with key executive officers that contain provisions with regard to base salary, bonus, stock options, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control of the Company.

NOTE 11—INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

The Company conducts business in one reportable segment but its operations are organized by three geographic regions: Americas, Europe and Asia. Each geographic region provides outsourced managed network, hosting, and application services to businesses in the legal, media, retail, professional services, health care, manufacturing, and financial services industries. The Company evaluates the performance of its segments and allocates resources to them based primarily on revenue and income (loss) from operations. Selected financial information for the Company’s geographic regions as of and for the three and six months ended June 30, 2005 and 2004 is presented below. For the three months ended June 30, 2005 and 2004, revenue earned in the U.S. represented approximately 82% and 84% of total revenue, respectively, and for the six months ended June 30, 2005 and 2004, the comparable percentage of U.S. revenue to total revenue was 83% and 81%, respectively.

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenue:
Americas	$137,174	$145,791	$271,994	$227,322
Europe	18,218	14,991	35,617	29,759
Asia	11,808	12,209	21,761	24,045

Total revenue	$167,200	$172,991	$329,372	$281,126

Property and equipment, net (end of period):
Americas	$244,317	$282,720	$244,317	$282,720
Europe	7,227	5,330	7,227	5,330
Asia	1,656	1,722	1,656	1,722

Total property and equipment, net	$253,200	$289,772	$253,200	$289,772

Revenue from our largest customer, Reuters, comprised 16% of total revenue for the three and six months ended June 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2004, included in our Annual Report on Form 10-K for such period as filed with the U.S. Securities and Exchange Commission. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) based on current expectations which involve risks and uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. For a discussion of the material factors that could cause actual results to differ materially from the forward-looking statements, you should read “Risk Factors” included in Part I, Item 1 of our 2004 Annual Report on Form 10-K.

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

Services

Although we conduct business in one operating segment, separated by geographic location, the following information briefly describes our services by major revenue category:

Managed IP VPN

Our managed IP VPN services, called Intelligent IPSM networking, is a high performance network platform for managed voice, video, and data applications.

Hosting

Hosting services represent managed hosting solutions which combine hosting network, computing and storage services to provide customers with application platforms that deliver better performance, higher availability and lower total cost than traditional service provider models. Hosting also represents security services, colocation, storage, monitoring and professional services.

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

Our industry solutions and professional services combine the services described above, and revenue from such services is recorded in each of their respective categories.

Business Trends

We expect competitive factors in our industry to continue to affect the prices for our services and our results of operations. Prices for telecommunications services, including the services we offer, have decreased significantly over the past several years, and we expect continued decreases for the foreseeable future. To some extent, the impact of lower prices that we charge our customers has been offset by lower costs incurred to provide services. Price pressure, however, varies by product, with unmanaged bandwidth services experiencing significant price pressure. In contrast, managed IP VPN services have experienced more stable pricing, and we believe these services will continue to maintain stability as we provide more value-added services to customers. Historically, pricing in the colocation portion of our hosting business has been decreasing; however, pricing is beginning to stabilize in certain markets. We believe this is a result of limited capacity in state-of-the-art data centers.

We have addressed industry-wide price competition and price decreases by broadening the range of services that we offer. In 2004, we began offering CDN services, colocation services, carrier wholesale services, consulting services, and an expanded portfolio of managed security services as a result of our acquisition of the assets of Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc. (collectively referred to herein as CWA). We also introduced our suite of virtual utility managed services, our industry solutions services such as “Retail Avenue,” a suite of IT solutions targeted at the retail industry, and managed utility applications, such as our Intelligent Messaging.

The addition of CWA’s IP network and hosting assets to our existing IP network and hosting business enabled us to expand the range of our existing IP network services, consulting and infrastructure services.

In evaluating our financial results and the performance of our business, our management reviews, among other information, our revenue, gross profit, and loss from operations. We define gross profit as total revenue less cost of revenue, which excludes depreciation, amortization, and accretion. The following table presents a quarterly overview of these indicators for the periods indicated (in thousands):

	Three Months Ended
	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
Revenue	$167,200	$162,172	$166,308	$169,389
Gross profit (1)	58,566	53,109	55,447	49,573
Gross margin (2)	35%	33%	33%	29%
Loss from operations	(3,502)	(5,320)	(4,131)	(19,344)

(1)	Excludes depreciation, amortization, and accretion.
(2)	Represents gross profit as a percentage of revenue.

Revenue

Prior to our acquisition of CWA in March 2004, we were heavily dependent on our largest customer, Reuters, which comprised 54% of total revenue during 2003. Most of our remaining revenue was generated from our managed IP VPN services. However, after we acquired CWA, our revenue profile changed significantly. Reuters revenue comprised only 16% of total revenue for the three and six months ended June 30, 2005. Moreover, the acquisition increased our revenue from hosting services, which represented 43% of total revenue for the three and six months ended June 30, 2005.

Our revenue grew by 17% during the six months ended June 30, 2005, compared with the six months ended June 30, 2004. As described further below, much of this growth is attributed to the acquisition of CWA. For the second quarter of 2005, our revenue increased 3% sequentially compared to the first quarter of 2005. This was primarily due to increases in revenue from hosting, managed IP VPN, and digital content services in the amounts of $2.9 million, $1.1 million, and $1.8 million, respectively, offset by decreases in revenue from other network services in the amount of $1.5 million. Decreases in revenue in other network services continue to relate to pricing pressures in the market. We expect that revenue in other network services will also continue to decline in 2005, but at a slower rate than in 2004.

Reuters announced that it completed its acquisition of Telerate in June 2005 for cash and all of our Series A Convertible Preferred stock owned by Reuters, which represented approximately 14% of our outstanding voting stock. In the first quarter of 2005, Reuters also announced it signed a long-term agreement for the provision of network services with a competing telecommunications provider. In the second quarter of 2005, we signed a new three-year contract with Reuters to continue to provide network delivery of Reuters’ market data services worldwide and to create the opportunity for us to provide a broad array of additional services. As a result of the new agreement, we reduced pricing for certain Reuters services and eliminated any contractual minimum amounts. Accordingly, we expect revenue from Reuters to decline in the third quarter of 2005 and contribute approximately 13-15% of our total annual revenue in 2005.

Gross Profit

We use gross profit and gross margin to evaluate our business. Gross profit, defined as revenue less cost of revenue, which excludes depreciation, amortization, and accretion, was $58.6 million for the three months ended June 30, 2005, an increase of $14.7 million, or 33%, from $43.9 million for the three months ended June 30, 2004. Gross profit was $111.7 million for the six months ended June 30, 2005, an increase of $37.8 million, or 51%, from $73.9 million for the six months ended June 30, 2004. The improvement of gross profit throughout 2004 and the first two quarters of 2005 reflects our efforts to rationalize network operations and obtain synergies from the CWA acquisition. As a result, gross margin, defined as gross profit as a percentage of revenue, was 35% for the three months ended June 30, 2005 compared to 25% for the three months ended June 30, 2004, and 34% for the six months ended June 30, 2005 compared to 26% for the six months ended June 30, 2004.

Loss from Operations

Loss from operations for the three months ended June 30, 2005 was $3.5 million, an improvement of $43.2 million, or 93%, compared to $46.7 million for the three months ended June 30, 2004. The improvement was primarily driven by reductions in cost of revenue, sales, general, and administrative expenses, integration costs, and non-cash equity-based compensation in the amounts of $20.4 million, $11.2 million, $16.5 million, and $3.8 million, respectively, and was partially offset by a $5.8 million reduction in revenue and the addition of $3.3 million in net restructuring charges. Loss from operations for the six months ended June 30, 2005 was $8.8 million, an improvement of $64.2 million, or 88%, compared to $73.0 million for the six months ended June 30, 2004. This improvement was primarily driven by an increase in revenue of $48.2 million and reductions in sales, general, and administrative expenses, integration costs, and non-cash equity-based compensation in the amounts of $6.3 million, $19.3 million, and $10.5 million, respectively. This improvement was partially offset by increases in depreciation, amortization, and accretion of $6.5 million and the addition of net restructuring charges of $3.3 million.

Restructuring Charges

In June 2005, we recorded restructuring charges related to the termination of a naming rights agreement for use of our name on a sports and entertainment arena in St. Louis, Missouri. In connection with the termination of the naming rights agreement, we paid $5.5 million and wrote-off a $1.6 million naming rights asset, both of which were recorded as restructuring charges in our condensed consolidated statement of operations for the three months ended June 30, 2005. Termination of the naming rights agreement relieved us of $62.1 million in future cash obligations through June 2020. No further costs or obligations exist relative to the terminated naming rights agreement as of June 30, 2005.

Also in June 2005, we terminated an operating lease relating to unutilized space for which a restructuring liability had previously been established for the net present value of future minimum lease payments. In connection with the termination of the lease, we paid $2.0 million, which was recorded as a reduction of the existing restructuring liability included in noncurrent other accrued liabilities. The remaining restructuring liability balance of $3.9 million was reversed through restructuring charges in our condensed consolidated statement of operations for the three months ended June 30, 2005. Termination of the operating lease relieved us of $5.8 million in future cash obligations through March 2011. No further costs or obligations exist relative to the terminated operating lease as of June 30, 2005.

CRITICAL ACCOUNTING POLICIES

While all of the significant accounting policies described in the notes to our consolidated financial statements are important, some of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and require our most difficult, subjective or complex estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and assumptions. We believe our most critical accounting policies are as follows. For further information regarding the application of these and other accounting policies, see Note 1 of Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Revenue Recognition and Allowance for Credits and Uncollectibles

We derive the majority of our revenue from recurring revenue streams, consisting primarily of managed IP VPN, hosting, other network services, and digital content services revenue. To a lesser extent, we derive revenue from non-recurring revenue streams, such as from the recognized portion of deferred installation revenue and professional services. Revenue from recurring revenue streams is billed monthly and recognized ratably over the term of the contract, generally one to three years. Non-recurring installation fees, although generally billed upon installation, are deferred and recognized ratably over the estimated average life of a customer contract.

Professional service fees are recognized in the period in which the services were provided and represent the culmination of the earnings process as long as they meet the criteria for separate recognition under Emerging Issues Task Force (EITF) Abstract No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

Revenue is recognized only when the related service has been provided and there is persuasive evidence of an arrangement, the fee is fixed and determinable, and collection of the receivable is reasonably assured. It is customary business practice to obtain a signed master services agreement or sales order prior to recognizing revenue in an arrangement.

We occasionally guarantee certain service levels as outlined in individual customer contracts. To the extent that these service levels are not achieved, we estimate the amount of credits to be issued based on historical credits given and known disputes and record a reduction to revenue and a corresponding increase in our allowance for credits and uncollectibles.

We assess collectibility based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. We generally do not request collateral from our customers although in certain cases we obtain a security deposit. We maintain an allowance for uncollectibles for estimated losses resulting from the inability of our customers to make required payments for those customers that we had expected to collect the revenue. Management specifically analyzes accounts receivable and current economic conditions and trends, historical bad debt write-offs, customer concentrations, customer creditworthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of our allowances. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable.

Purchase Accounting for CWA Acquisition

We acquired CWA in March 2004. The fair values of assets acquired and liabilities assumed were determined with the assistance of independent third-party valuation experts. The purchase price of $116.5 million was allocated to assets acquired and liabilities assumed based on the estimated fair values of net assets acquired. Some of the liabilities assumed were significant, requiring management to estimate the amounts to ultimately be paid. Such liabilities included adjustments to properly reflect the fair market value of long-term facility leases totaling $11.3 million; idle capacity related to a long-term indefeasible right of use operations, maintenance and power contract totaling $16.3 million; the cost of leased facilities that will remain idle totaling $15.3 million; and the obligation to rehabilitate leased facilities with varying termination dates totaling $16.5 million. Management utilized an expected present value technique which utilized our incremental borrowing rate and expected cash flow scenario to estimate the fair value of these liabilities. Actual cash flows could differ from those estimated by management, which could have a material effect on our results of operation and financial position.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), “Share-Based Payment” (SFAS 123(R)), effective January 1, 2006, which is a revision of SFAS 123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock, and other stock-based instruments, to be recognized in the financial statements based on their fair values. As permitted by SFAS 123, we currently account for share-based payments to employees using the intrinsic value method under APB 25 and, as such, only recognize compensation cost for employee stock options to the extent that options have been issued with an exercise price below the fair market value of our common stock on the date of grant. Accordingly, the adoption of SFAS 123(R) will have an impact on our results of operations, although it will have no impact on our overall financial position. Based on employee stock options outstanding as of June 30, 2005, we estimate that we will recognize $5.1 million in compensation cost for the year ended December 31, 2006, when SFAS 123(R) is adopted on January 1, 2006. Had we adopted SFAS 123(R) in prior periods, the impact of adoption would have approximated the fair value disclosure of pro forma net loss and net loss per common share previously disclosed in our Quarterly and Annual Reports filed on Forms 10-Q and 10-K.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses the SEC’s views regarding the interaction between SFAS 123(R) and certain SEC rules and regulations. SAB 107 also provides guidance related to, among other things, share-based payment transactions with non-employees, valuation methods and assumptions, classification of compensation expense, first-time adoption of SFAS 123(R) and related income tax effects, modification of existing employee stock options, and disclosures in SEC filings. We will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Adoption of FIN 47 is not expected to have a material impact on our financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-Q does not reflect our future results of operations, financial position and cash flows.

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Executive Summary of Results of Operations

Revenue decreased $5.8 million, or 3%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, primarily as a result of declines in other network services and Reuters revenue, partially offset by increases in managed IP VPN and hosting. Loss from operations improved $43.2 million, or 92%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, primarily as a result of reductions in cost of revenue; sales, general, and administrative expenses; integration costs; and non-cash equity-based compensation by $20.4 million, $11.2 million, $16.5 million, and $3.8 million, respectively. This improvement was partially offset by a $5.8 million decline in revenue and net restructuring charges of $3.3 million. Net loss improved $38.7 million, or 65%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, as a result of the factors previously described.

Revenue

	Three Months Ended June 30,
(dollars in thousands)	2005	2004	Dollar Change	Percent Change
Diversified Revenue:
Managed IP VPN	$27,465	$20,803	$6,662	32%
Hosting	71,682	65,054	6,628	10%
Other Network Services	30,217	43,879	(13,662)	(31)%
Digital Content Services	11,387	12,415	(1,028)	(8)%

Total Diversified Revenue	140,751	142,151	(1,400)	(1)%

Reuters	26,449	30,840	(4,391)	(14)%

Total Revenue	$167,200	$172,991	$(5,791)	(3)%

Revenue. Revenue was $167.2 million for the three months ended June 30, 2005, a decrease of $5.8 million, or 3%, from $173.0 million for the three months ended June 30, 2004. Diversified managed IP VPN revenue was $27.5 million for the three months ended June 30, 2005, an increase of $6.7 million, or 32%, from $20.8 million for the three months ended June 30, 2004. This increase was mainly attributed to new sales activity and growth in existing services. Diversified hosting revenue was $71.7 million for the three months ended June 30, 2005, an increase of $6.6 million, or 10%, from $65.1 million for the three months ended June 30, 2004. The increase was due primarily to growth in existing services, stabilized pricing, and lower customer churn. Other network services includes the legacy and CWA internet access revenue and CWA private line services and was $30.2 million for the three months ended June 30, 2005, a decrease of $13.7 million, or 31%, from $43.9 million for the three months ended June 30, 2004. The decrease was due primarily to pricing pressures for such services. Digital content services revenue, which includes CDN and WAM!NET revenue, was $11.4 million for the three months ended June 30, 2005, a decrease of $1.0 million, or 8%, from $12.4 million for the three months ended June 30, 2004. The decrease was due primarily to usage volatility and reduced pricing for CDN services during the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Reuters revenue was $26.4 million for the three months ended June 30, 2005, a decrease of $4.4 million, or 14%, from $30.8 million for the three months ended June 30, 2004. The decline was due primarily to pricing reductions, and the elimination of minimum revenue commitments from Reuters. We expect 2005 revenue to be lower than 2004 as a result of revised competitive pricing and the elimination of minimum revenue commitments based on the terms of the new agreement with Reuters described elsewhere in this Quarterly Report. We expect Reuters to contribute approximately 13-15% of annual revenue in 2005.

Cost of Revenue (excluding depreciation, amortization, and accretion). Cost of revenue, which excludes depreciation, amortization, and accretion, was $108.6 million for the three months ended June 30, 2005, a decrease of $20.4 million, or 16%, from $129.1 million for the three months ended June 30, 2004. The decrease was due primarily to the realization of a number of cost-savings initiatives executed during the past 12 months, some of which were synergies realized in connection with the CWA acquisition. Gross profit, defined as total revenue less cost of revenue, was $58.6 million for the three months ended June 30, 2005, an increase of $14.6 million, or 33%, from $43.9 million for the three months ended June 30, 2004. Gross profit as a percentage of revenue, or gross margin, increased to 35% for the three months ended June 30, 2005 compared to 25% reported for the three months ended June 30, 2004, primarily resulting from continued cost savings initiatives and completion of our integration activities.

Sales, General, and Administrative Expenses (excluding non-cash equity-based compensation). Sales, general, and administrative expenses include all costs associated with the selling of our services and administrative functions such as finance, legal and human resources. Such expenses were $39.2 million for the three months ended June 30, 2005, a decrease of $11.2 million, or 22%, from $50.4 million for the three months ended June 30, 2004. Sales, general, and administrative expenses as a percentage of revenue were 23% for the three months ended June 30, 2005 compared to 29% of revenue for the three months ended June 30, 2004. This improvement was due primarily to the realization of a number of cost-savings initiatives executed during the past 12 months, some of which were synergies realized in connection with the CWA acquisition.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion includes depreciation of long-lived assets, amortization of intangible assets, and accretion of the discounted present value of certain liabilities and long-term fixed price contracts assumed in the CWA acquisition. Depreciation, amortization, and accretion was $18.7 million for the three months ended June 30, 2005, a decrease of $0.4 million, or 2%, from $19.1 million for the three months ended June 30, 2004.

Restructuring Charges, Net. Restructuring charges, net represent the termination of a naming rights agreement for use of our name on a sports and entertainment arena and the termination of an operating lease relating to unutilized space for which a restructuring liability had previously been established for the net present value of future minimum lease payments and were $3.3 million for the three months ended June 30, 2005, with no comparative costs for the three months ended June 30, 2004.

Integration Costs. Integration costs represent the incremental costs to the combined organization after the CWA acquisition, which provide current or future benefit to the combined company, and were $0.7 million for the three months ended June 30, 2005, a decrease of $16.5 million, or 96%, from $17.2 million for the three months ended June 30, 2004. Such costs included $0.4 million for payroll costs and stay bonuses and $0.3 million for PoP consolidation and network restructuring. We do not expect to incur any integration costs associated with the CWA acquitision during the second half of 2005 as integration activities are substantially complete.

Non-cash Equity-based Compensation. Non-cash equity-based compensation was $0.1 million for the three months ended June 30, 2005, a decrease of $3.8 million, or 96%, compared to $3.9 million for the three months ended June 30, 2004. The decrease primarily relates to compensation expense of $3.8 million recognized from the vesting of Constellation Ventures performance warrants in the second quarter of 2004.

Net Interest Expense and Other. Net interest expense and other represents interest on the Subordinated Notes, capital leases and, to a lesser extent, our new credit agreement (the Credit Agreement) executed in June 2005 with Wells Fargo Foothill, Inc. and certain other lenders, which provided us with an $85.0 million revolving credit facility (the Revolving Facility). Net interest expense and other was $17.8 million for the three months ended June 30, 2005, an increase of $4.5 million, or 34%, from $13.3 million for the three months ended June 30, 2004. The increase was primarily due to amortization of the original issue discount associated with the Subordinated Notes and the write-off of $2.7 million of previously deferred financing costs associated with the repayment of the GECC capital lease in June 2005. Management expects payments for cash interest expense to be approximately $14-15 million for 2005 under our current financing arrangements.

Net Loss. Net loss for the three months ended June 30, 2005 was $21.3 million, an improvement of $38.7 million, or 64%, from $60.0 million for the three months ended June 30, 2004, primarily driven by the factors previously described.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Executive Summary of Results of Operations

Our operating results for the six months ended June 30, 2004 are not directly comparable to operating results for the six months ended June 30, 2005, as the 2004 information includes only the operating results of CWA from March 5, 2004, the date of acquisition. Revenue increased $48.2 million, or 17%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, primarily as a result of increases in managed IP VPN and hosting services, partially offset by declines in other network services and Reuters revenue. Loss from operations improved $64.2 million, or 88%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, primarily as a result of the increase in revenue, as well as reductions in sales, general, and administrative expenses, integration costs, and non-cash equity-based compensation by $6.3 million, $19.3 million, and $10.5 million, respectively. This improvement was partially offset by increases in cost of revenue; depreciation, amortization, and accretion; and net restructuring charges by $10.4 million, $6.5 million, and $3.3 million, respectively. Net loss improved $52.0 million, or 55%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, as a result of the factors previously described.

Revenue

	Six Months Ended June 30,
(dollars in thousands)	2005	2004	Dollar Change	Percent Change
Diversified Revenue:
Managed IP VPN	$53,828	$39,755	$14,073	35%
Hosting	140,466	93,376	47,090	50%
Other Network Services	61,953	64,439	(2,486)	(4)%
Digital Content Services	20,947	20,974	(27)	—

Total Diversified Revenue	277,194	218,544	58,650	27%

Reuters	52,178	62,582	(10,404)	(17)%

Total Revenue	$329,372	$281,126	$48,246	17%

Revenue. Revenue was $329.4 million for the six months ended June 30, 2005, an increase of $48.2 million, or 17%, from $281.1 million for the six months ended June 30, 2004. Diversified managed IP VPN revenue was $53.8 million for the six months ended June 30, 2005, an increase of $14.1 million, or 35%, from $39.8 million for the six months ended June 30, 2004. This increase was mainly attributed to new sales activity and growth in existing services. Diversified hosting revenue was $140.5 million for the six months ended June 30, 2005, an increase of $47.1 million, or 50%, from $93.4 million for the six months ended June 30, 2004, due primarily to the CWA acquisition, stabilized pricing, and lower customer churn. Other network services revenue was $62.0 million for the six months ended June 30, 2005, a decrease of $2.5 million, or 4%, from $64.4 million for the six months ended June 30, 2004. The decrease was due primarily to pricing pressures for such services. Digital content services revenue was $20.9 million for the six months ended June 30, 2005, a decrease of less than $0.1 million, from $21.0 million for the six months ended June 30, 2004. The decrease was due primarily to usage volatility and reduced pricing for CDN services during the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Reuters revenue was $52.2 million for the six months ended June 30, 2005, a decrease of $10.4 million, or 17%, from $62.6 million for the six months ended June 30, 2004. The decline was due primarily to pricing reductions, and the elimination of minimum revenue commitments from Reuters. We expect 2005 revenue to be lower than 2004 as a result of revised competitive pricing and the elimination of minimum revenue commitments based on the terms of the new agreement with Reuters described elsewhere in this Quarterly Report.

Cost of Revenue (excluding depreciation, amortization, and accretion). Cost of revenue, which excludes depreciation, amortization, and accretion, was $217.7 million for the six months ended June 30, 2005, an increase of $10.4 million, or 5%, from $207.3 million for the six months ended June 30, 2004. The increase was primarily related to the CWA acquisition to support the increase in revenue, partially offset by the realization of a number of cost-savings initiatives executed during the past 12 months, some of which were synergies realized in connection with the CWA acquisition. Gross profit, defined as total revenue less cost of revenue, was $111.7 million for the six months ended June 30, 2005, an increase of $37.8 million, or 51%, from $73.8 million for the six months ended June 30, 2004. Gross profit as a percentage of revenue, or gross margin, increased to 34% for the six months ended June 30, 2005 compared to 26% reported for the six months ended June 30, 2004, primarily resulting from continued cost savings initiatives and integration activities achieved through the realization of synergies from the acquisition of CWA.

Sales, General, and Administrative Expenses (excluding non-cash equity-based compensation). Sales, general, and administrative expenses were $76.6 million for the six months ended June 30, 2005, a decrease of $6.3 million, or 8%, from $82.9 million for the six months ended June 30, 2004. Sales, general, and administrative expenses as a percentage of revenue were 23% for the six months ended June 30, 2005 compared to 29% of revenue for the six months ended June 30, 2004. This improvement was due primarily to the realization of a number of cost-savings initiatives executed during the past 12 months, some of which were synergies realized in connection with the CWA acquisition.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion was $37.5 million for the six months ended June 30, 2005, an increase of $6.5 million, or 21%, from $31.0 million for the six months ended June 30, 2004. The increase was primarily due to the acquisition of CWA, which significantly increased depreciable assets and intangible assets, as much of the value was assigned to IRUs, communications equipment, and leasehold improvements, and as well as the accretion for the discounted present value of certain liabilities and long-term fixed price contracts assumed in the acquisition.

Restructuring Charges, Net. Restructuring charges, net were $3.3 million for the six months ended June 30, 2005, with no comparative costs for the six months ended June 30, 2004.

Integration Costs. Integration costs were $2.7 million for the six months ended June 30, 2005, a decrease of $19.3 million, or 88%, from $22.1 million for the six months ended June 30, 2004. Such costs in 2005 included $1.7 million for payroll costs and stay bonuses and $1.0 million for PoP consolidation and network restructuring. For the six months ended June 30, 2004, these costs included $7.5 million for specific contractual costs enumerated in the CWA asset purchase agreement; $3.3 million for consulting services related to integration; $4.5 million for payroll costs and stay bonuses; $1.5 million for PoP consolidation and network restructuring and $4.6 million for rationalization and migration off of rejected vendor circuits.

Non-cash Equity-based Compensation. Non-cash equity-based compensation was $0.3 million for the six months ended June 30, 2005, a decrease of $10.5 million, or 98%, compared to $10.8 million for the six months ended June 30, 2004. The decrease primarily relates to compensation expense of $10.3 million recognized from the vesting of Constellation Ventures performance warrants in the first half of 2004.

Net Interest Expense and Other. Net interest expense and other was $33.4 million for the six months ended June 30, 2005, an increase of $12.1 million, or 57%, from $21.3 million for the six months ended June 30, 2004. The increase was primarily due to amortization of the original issue discount associated with the Subordinated Notes and the write-off of $2.7 million of previously deferred financing costs associated with the repayment of the GECC capital lease in June 2005. Cash paid for interest was $7.7 million for the six months ended June 30, 2005, an increase of $7.6 million from $0.2 million for the six months ended June 30, 2004, as we began paying interest on our noncurrent capital leases in the fourth quarter of 2004.

Net Loss. Net loss for the six months ended June 30, 2005 was $42.2 million, an improvement of $52.0 million, or 55%, from $94.2 million for the six months ended June 30, 2004, primarily driven by the factors previously described.

LIQUIDITY AND CAPITAL RESOURCES

Executive Summary

At June 30, 2005, our cash balances were $37.0 million. We had $10.1 million in net cash provided by operating activities during the six months ended June 30, 2005, an increase of $33.4 million from net cash used by operating activities of $23.3 million for the six months ended June 30, 2004. This change was primarily driven by improvements in our results of operations, partially offset by cash payments for restructuring activities and acquisition and integration-related costs necessary to realize synergies.

Net cash used in investing activities for the six months ended June 30, 2005 was $28.6 million, a decrease of $101.4 million from net cash used by investing activities of $130.0 million for the six months ended June 30, 2004. This change was primarily related to the 2004 acquisition of the CWA assets, partially offset by an increase of $13.0 million in capital expenditures.

Net cash provided by financing activities for the six months ended June 30, 2005 was $0.7 million, a decrease of $199.7 million from net cash provided by financing activities of $200.3 million for the six months ended June 30, 2004. Issuing Subordinated Notes and warrants to purchase Series B Convertible Preferred Stock (Series B Preferred), entering into the Credit Agreement, and retiring outstanding principal and accrued interest under our master lease agreement with GECC were all factors contributing to the decrease in net cash provided by financing activities.

Historically, we have not been cash flow positive. However, in 2005, we expect to fund our business needs primarily through cash flows from operations. Management does not consider the cash flows from 2004 to be representative of the expected future cash flows as significant acquisition and integration costs were paid during that year. We exited 2004 with positive cash flow from operations and continued that trend in 2005. The achievement of this goal is reflected in the quarterly trend analysis below, which presents cash flow from operations for the four consecutive quarters through June 30, 2005. The cash outflow for acquisition and integration-related costs to achieve synergies was $6.6 million and $22.9 million for the six months ended June 30, 2005 and 2004, respectively. In addition, cash outflow for the six months ended June 30, 2005 included $7.5 million in payments for the termination of a naming rights asset and an operating lease. Due to the dynamic nature of our industry and unforeseen circumstances, if we are unable to fully fund cash requirements through operations, we may need to obtain additional financing through a combination of equity and debt financings, renegotiation of terms on our existing debt, and sales of assets and services. If any such activities are required, there can be no assurance that we would be successful in completing any of these activities on terms that would be favorable to us. As of June 30, 2005, our unused availability under the Credit Agreement was $16.1 million, which is reflective of $10.9 million of letters of credit outstanding and $58.0 million of outstanding principal under the Revolving Facility.

The following table presents a quarterly overview of key components of our cash flows (in thousands), which is consistent with management’s expectations:

	Three Months Ended
	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
Net cash provided by (used in) operating activities	$164	$9,980	$8,262	$(11,737)
Net cash used to pay acquisition, integration, and restructuring costs(1)	(10,773)	(3,303)	(5,580)	(10,139)
Net cash used in investing activities	(13,614)	(14,955)	(6,861)	(9,297)
Capital expenditures (2)	(13,848)	(14,121)	(7,224)	(9,163)
Net cash provided by (used in) financing activities	711	(46)	16	(865)
Net increase (decrease) in cash and cash equivalents	(13,252)	(5,103)	1,971	(21,901)

(1)	Net cash used to pay acquisition and integration related costs to achieve synergies is a component of net cash provided by (used in) operating activities.
(2)	Capital expenditures is a component of net cash used in investing activities

Discussion of Changes in Liquidity and Capital Resources

Net cash provided by operating activities was $10.1 million for the six months ended June 30, 2005, an increase of $33.4 million from net cash used of $23.3 million for the six months ended June 30, 2004. This increase is primarily driven by improvements in our cash results from operations, partially offset by cash used to pay restructuring activities of $7.5 million and acquisition and integration-related costs to achieve synergies of $6.6 million for the six months ended June 30, 2005. We do not expect to incur any integration expenses in the second half of 2005 as integration activities are substantially complete. However, we do expect to pay up to $2.8 million of previously incurred integration-related costs in the second half of 2005. Net cash provided by operations, before considering acquisition and integration related payments to achieve synergies and payments for restructuring charges resulting from the termination of a naming rights agreement and an operating lease, was $24.2 million for the six months ended June 30, 2005 compared to $0.4 million of cash used in operations for the six months ended June 30, 2004.

Net cash used in investing activities for the six months ended June 30, 2005 was $28.6 million, a decrease of $101.4 million compared to $130.0 million in net cash used by investing activities for the six months ended June 30, 2004. This decrease primarily relates to net cash used of $117.1 million for the acquisition of CWA for the six months ended June 30, 2004, which was partially offset by an increase in capital expenditures of $13.0 million for the six months ended June 30, 2005. The increase in capital expenditures supports the growth in hosting and managed IP VPN services.

Net cash provided by financing activities for the six months ended June 30, 2005 was $0.7 million, a decrease of $199.7 million from net cash provided by financing activities of $200.3 million for the six months ended June 30, 2004. This decrease relates to the $200.0 million issuance of Subordinated Notes and warrants to purchase Series B Preferred for the six months ended June 30, 2004. In June 2005, we entered into the Credit Agreement to provide us with $85.0 million under the Revolving Facility. A portion of the proceeds from the Revolving Facility were used to retire $53.7 million in outstanding principal and accrued interest under our master lease agreement with GECC. In addition, $3.8 million of the proceeds were used to pay fees and expenses associated with the Credit Agreement.

Revolving Credit Facility

On June 10, 2005, certain of our subsidiaries entered into the Credit Agreement with Wells Fargo Foothill, Inc., as arranger and administrative agent, and certain other lenders to provide us with an $85.0 million Revolving Facility, which includes a $15.0 million letter of credit facility. The Revolving Facility may be used for working capital and other general corporate purposes. A portion of the proceeds from the Revolving Facility were used to retire $53.9 million in outstanding principal and accrued interest under our master lease agreement with GECC, achieving more favorable borrowing rates and extending the term. In conjunction with the repayment of the GECC master lease, $2.7 million of previously deferred financing costs were written off to net interest expense and other in our condensed consolidated statement of operations for the three months ended June 30, 2005. In addition, $3.8 million of the proceeds were used to pay fees and expenses associated with the Credit Agreement, which were recorded as other non-current assets in our condensed consolidated balance sheet as of June 30, 2005 and are being amortized over the term of the Credit Agreement, while $0.3 million were used for other general corporate purposes. The Revolving Facility matures, and all outstanding borrowings and unpaid interest are due, on December 9, 2008. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined in the Credit Agreement. The Credit Agreement allows us to terminate the Revolving Facility prior to maturity, provided that we pay a 2.0% premium if terminated during the first 12 months of the Credit Agreement term, a 0.5% premium if terminated during the 12 months thereafter, and no premium during the remainder of the term.

The Credit Agreement contains affirmative, negative and financial covenants that are more favorable than those under the master lease agreement with GECC. The negative covenants place restrictions on, among other things, levels of investments, indebtedness, and dividend payments that we may make or incur. The financial covenants, which apply only if we maintain cash and availability of less than $35.0 million, require the maintenance of certain financial ratios at defined levels. Under the Credit Agreement, interest rates on the Revolving Facility are variable and can range from 2.75% to 3.25% plus LIBOR, depending on certain financial ratios, with a minimum interest rate at all times of 5.25%. As of June 30, 2005, LIBOR was 3.19% and the interest rate on the Revolving Facility was 6.19%. Interest is payable at varying dates, as outlined in the Credit Agreement, generally every one to three months. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee. Unused availability under the Credit Agreement was $16.1 million as of June 30, 2005, which is reflective of $10.9 million of letters of credit outstanding and $58.0 million of outstanding principal under the Revolving Facility. The Credit Agreement is secured by substantially all of our domestic properties and assets. The carrying amount of our obligations under the Credit Agreement approximate fair value because the interest rates are based on floating interest rates identified by reference to market rates.

Subordinated Notes

As previously described, in the first quarter of 2004, we issued $200.0 million of Subordinated Notes, the proceeds of which were used to fund the CWA acquisition and to fund operational, working capital and capital expenditure requirements related to the CWA acquired assets or caused by the CWA acquisition. Debt issuance costs associated with the Subordinated Notes were $2.0 million, consisting of fees to the purchasers of the Subordinated Notes, which were capitalized in other non-current assets and are being amortized to interest expense using the effective interest method until maturity. The Subordinated Notes accrue interest based on a 365-day year at a rate of 12.5% per annum until February 3, 2005 and 15% per annum thereafter, payable in kind semi-annually on June 30 and December 31 through the issuance of additional Subordinated Notes equal to the accrued interest payable at the time of settlement. Among other requirements, the provisions of the Subordinated Notes include an early redemption feature, a make whole premium, and a change of control clause. Upon a change of control, the holders of the Subordinated Notes have the right to require the Company to redeem any or all of the Subordinated Notes at a cash price equal to 100% of the principal amount of the Subordinated Notes, plus all accrued and unpaid interest as of the effective date of such change in control. The Subordinated Notes mature in a single installment on February 9, 2009.

Warrants immediately exercisable for Series B Preferred were also issued with the Subordinated Notes. The $200.0 million in proceeds from issuance were allocated between the Subordinated Notes and the warrants for Series B Preferred based on their relative fair values resulting in an original issue discount of $65.9 million. The allocated value of the Subordinated Notes at date of issuance, plus accrued interest on the face value and accreted interest on the original issue discount, are reflected as long-term debt. The fair value of the Series B Preferred was determined with the assistance of an independent third-party valuation firm. The allocated fair value of the warrants for Series B Preferred is reflected in additional paid-in capital in stockholders’ deficit in our condensed consolidated balance sheets. The purchasers of the Subordinated Notes exercised their warrants at closing for shares of Series B Preferred, which were converted into shares of our common stock in December 2004.

Debt Covenants

The provisions of our Credit Agreement and Subordinated Notes contain a number of covenants that could restrict or limit our ability to:

•	incur more debt;

•	pay dividends, subject to financial ratios and other conditions;

•	make other distributions;

•	issue stock of subsidiaries;

•	make investments;

•	repurchase stock;

•	create subsidiaries;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate; and

•	transfer and sell assets.

The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under the applicable debt agreement or instrument and could trigger acceleration of repayment. Any default under such agreements might adversely affect our growth, financial condition, results of operations and the ability to make payments on indebtedness or meet other obligations. As of and during the six months ended June 30, 2005 and 2004, we were in compliance with all covenants under the Credit Agreement and Subordinated Notes, as applicable.

Future Principal Payments

As of June 30, 2005, aggregate future principal payments of long-term debt were zero in each of the years 2005, 2006, and 2007 and were $58.0 million in 2008 and $401.9 million in 2009, consisting of $200.0 million in principal and $201.9 million of accrued paid in kind interest, with no payments thereafter. The weighted average interest rate applicable to our outstanding borrowings under the Credit Agreement and Subordinated Notes was 11.26% and 15.00% as of June 30, 2005 and 2004, respectively.

Other Financing Activities

In connection with the execution of the revolving credit facility previously described, we repaid all outstanding principal and interest under our master lease agreement with GECC in June 2005. We made cash interest payments of $7.7 million and $0.2 million for the six months ended June 30, 2005 and 2004, respectively.

Commitments and Contingencies

Our customer contracts generally span multiple periods, which result in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $27.7 million, $23.3 million, $13.1 million, and $1.1 million in years 2005, 2006, 2007, and thereafter, respectively. Should we not meet the minimum spending levels in any given term, decreasing termination liabilities representing a percentage of the remaining contracted amount may become immediately due and payable. Furthermore, certain of these termination liabilities are subject to reduction should we experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any reductions for the business downturn provisions, if we had terminated all of these agreements as of June 30, 2005, the maximum termination liability would have been $38.5 million.

In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk, such as letters of credit and indemnifications, which are not reflected in our consolidated balance sheets. As of June 30, 2005, we had $10.9 million in letters of credit pledged as collateral to support various property leases and utilities. These agreements mature at various dates and may be renewed as circumstances warrant. In addition, certain of the operating leases assumed by us in the CWA acquisition were guaranteed by Cable & Wireless plc. Such guarantees remained in place following the acquisition and we agreed to reimburse Cable & Wireless plc for any payments made under such guarantees. Our financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In our past experience, no claims have been made against these financial instruments nor do we expect the exposure to material losses resulting there from to be anything other than remote. As a result, we determined such agreements did not have significant value and have not recorded any related amounts in our condensed consolidated financial statements.

We are lessee under a number of equipment and property leases. It is common in such commercial lease transactions for the lessee to agree to indemnify the lessor for the value of the property or equipment leased should it be damaged during the course of operations. Except as otherwise recorded and described herein, we expect that any losses that may occur with respect to our leased facilities would be covered by insurance, subject to deductible amounts, and have not recorded any related amounts in our condensed consolidated financial statements.

We are subject to various legal proceedings and other actions arising in the normal course of business. While the results of such proceedings and actions cannot be predicted, we believe, based on facts known to management today, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on our financial position, results of operations or cash flows.

We have employment agreements with key executive officers that contain provisions with regard to base salary, bonus, stock options, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control.

The following table presents our undiscounted contractual cash obligations as of June 30, 2005 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt (1)	$459,893	$—	$—	$459,893	$—
Asset retirement obligation	50,118	428	1,008	20,660	28,022
Operating leases	409,828	58,660	107,373	93,292	150,503
Capital lease obligations (2)	169,759	10,700	21,505	22,611	114,943
Unconditional purchase obligations	181,014	52,975	34,989	13,992	79,058

Total contractual cash obligations	$1,270,612	$122,763	$164,875	$610,448	$372,526

(1)	Includes interest accrued of $201.9 million over the remaining life of the long-term debt.
(2)	Includes interest payments of $109.7 million over the remaining life of the obligation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are subject to market risks arising from changes in interest rates that affect our variable rate debt. As of June 30, 2005, we had borrowed a total of $58.0 million under our Credit Agreement. Amounts borrowed under the Credit Agreement bear interest at LIBOR rates plus an applicable margin. As LIBOR rates fluctuate, so too does interest expense on amounts borrowed. The interest rate on our variable rate debt as of June 30, 2005, was 6.19%. A hypothetical increase in the interest rate on our variable rate by 1% would increase annual interest expense by approximately $0.6 million. The change in interest rates is based on hypothetical movements and is not necessarily indicative of the actual results that may occur. Future earnings or losses will be affected by actual fluctuations in interest rates.

There have been no other material changes in our assessment of market risk sensitivity since our presentation of “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic filings with the U.S. Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2005, that materially affected or is reasonably likely to materially affect the internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are subject to various legal proceedings and actions in the normal course of business. While the results of such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our annual meeting of shareholders held on May 17, 2005, the following matters were voted on:

1.	Election of ten directors to the Board of Directors

	For	Withheld
Robert A. McCormick	387,024,736	1,965,835
John D. Clark	387,369,298	1,621,273
John M. Finlayson	387,232,375	1,758,196
Clifford H. Friedman	387,615,328	1,375,243
Clyde A. Heintzelman	387,474,822	1,515,749
Thomas E. McInerney	387,480,745	1,509,826
James E. Ousley	387,828,949	1,161,622
James P. Pellow	387,967,407	1,023,164
Jeffrey H. Von Deylen	387,491,988	1,494,583
Patrick J. Welsh	387,488,025	1,502,546

2.	Authorize our Board of Directors, in their discretion, to amend our certificate of incorporation to effect a 1-for-15 reverse stock split.

For	Against	Abstain	Broker Non-Votes
386,142,457	2,723,308	124,806	0

3.	Authorize our Board of Directors, in their discretion, to amend our certificate of incorporation to effect a 1-for-20 reverse stock split.

For	Against	Abstain	Broker Non-Votes
385,748,108	3,126,834	115,629	0

4.	Ratify the appointment of Ernst & Young, LLP as our independent registered public accounting firm for the year ending December 31, 2005.

For	Against	Abstain
388,556,603	354,103	79,865

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit Index Number	Exhibit Description	Filed with the Form 10-Q	Incorporated by Reference
			Form	Filing Date with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1	November 12, 1999	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	January 31, 2000	3.2

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 14, 2002	3.3

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 13, 2004	3.4

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	X

3.6	Amended and Restated Bylaws of the Registrant		10-Q	May 15, 2003	3.4

4.1	Form of Common Stock Certificate		S-1/A	January 31, 2000	4.1

4.2	Certificate of Designations relating to the Registrant’s Series A Convertible Preferred Stock		8-K	March 27, 2002	4.2

4.3	Amended and Restated Certificate of Designations for Registrant’s Series B Convertible Preferred Stock		10-Q	August 13, 2004	4.4

4.4	Warrant Agreement, dated as of March 15, 2002, between the Registrant and Nortel Networks Inc.		10-Q	May 15, 2002	4.4

4.5	Warrant, dated March 18, 2002, to purchase the Registrant’s common stock issued to Nortel Networks Inc.		10-Q	May 15, 2002	4.6

4.6+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital II, L.P.		8-K	July 8, 2002	4.7

4.7+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital Offshore II, L.P.		8-K	July 8, 2002	4.8

4.8+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to The BSC Employee Fund IV, L.P.		8-K	July 8, 2002	4.9

4.9+	Warrant, dated, June 28, 2002, to purchase the Registrant’s common stock issued to CVC II Partners, L.L.C.		8-K	July 8, 2002	4.10

4.10	Form of Series A Subordinated Note		8-K	February 25, 2004	4.12

10.1++	Credit Agreement dated June 10, 2005, by and among SAVVIS Communications Corporation, a Missouri corporation, Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent.		8-K	June 16, 2005	10.1

10.2	Security Agreement dated June 10, 2005, by and among SAVVIS Communications Corporation, a Missouri corporation, the grantor parties thereto, and Wells Fargo Foothill, Inc., as the administrative agent for the lender parties.		8-K	June 16, 2005	10.2

10.3	Guaranty Agreement dated June 10, 2005, by and among SAVVIS Communications Corporation, a Missouri corporation, the grantor parties thereto, and Wells Fargo Foothill, Inc., as the administrative agent for the lender parties.		8-K	June 16, 2005	10.3

10.4	Trademark Security Agreement dated June 10, 2005, by and among SAVVIS Communications Corporation, a Missouri corporation, the grantor parties thereto, and Wells Fargo Foothill, Inc., as the administrative agent for the lender parties.		8-K	June 16, 2005	10.4

10.5	Patent Security Agreement dated June 10, 2005, by and among SAVVIS Communications Corporation, a Missouri corporation, the grantor parties thereto, and Wells Fargo Foothill, Inc., as the administrative agent for the lender parties.		8-K	June 16, 2005	10.5

10.6.	Amendment No. 1, dated as of June 10, 2005, to the Amended and Restated Securities Purchase Agreement, dated as of February 9, 2004, by and among Registrant and the persons and entities listed on the signature pages thereto.		8-K	June 16, 2005	10.6

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.
++	A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVVIS, Inc.

Date: August 5, 2005	By:	/s/ Robert A. McCormick
Robert A. McCormick
Chief Executive Officer
(principal executive officer)

Date: August 5, 2005	By:	/s/ Jeffrey H. Von Deylen
Jeffrey H. Von Deylen
Chief Financial Officer
(principal financial officer and
principal accounting officer)