Form 10-Q
period 2005-09-30
SAVVIS, Inc.
filed 2005-11-01
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 0-29375

SAVVIS, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	43-1809960
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 SAVVIS Parkway

Town & Country, Missouri 63017

(Address of Principal Executive Offices) (Zip Code)

(314) 628-7000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value – 181,593,031 shares as of October 26, 2005

The Exhibit Index begins on page 30.

SAVVIS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SAVVIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$50,790	$55,369
Trade accounts receivable, less allowance for credits and uncollectibles of $14,310 and $13,750 as of September 30, 2005 and December 31, 2004, respectively	51,490	48,050
Prepaid expenses and other current assets	17,053	15,004

Total Current Assets	119,333	118,423
Property and equipment, net	243,735	264,542
Intangible assets, net	9,776	15,218
Other non-current assets	8,561	8,067

Total Assets	$381,405	$406,250

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Payables and other trade accruals	$48,265	$50,350
Current portion of capital lease obligations	483	505
Other accrued liabilities	72,957	66,150

Total Current Liabilities	121,705	117,005
Long-term debt	263,262	171,051
Capital lease obligations, net of current portion	59,676	113,529
Other accrued liabilities	56,066	68,606

Total Liabilities	500,709	470,191

Stockholders’ Deficit:
Series A Convertible Preferred stock at accreted value; $0.01 par value, 210,000 shares authorized; 203,070 shares issued as of September 30, 2005 and December 31, 2004; 202,490 shares outstanding as of September 30, 2005 and December 31, 2004	296,560	272,137
Common stock; $0.01 par value, 1,500,000,000 shares authorized; 181,572,935 and 180,361,264 shares issued as of September 30, 2005 and December 31, 2004, respectively; 181,572,935 and 180,329,963 shares outstanding as of September 30, 2005 and December 31, 2004, respectively	1,816	1,804
Additional paid-in capital	377,755	384,847
Accumulated deficit	(777,211)	(721,263)
Deferred compensation	(16,384)	(515)
Treasury stock, at cost, 31,301 shares as of December 31, 2004	—	(16)
Accumulated other comprehensive loss	(1,840)	(935)

Total Stockholders’ Deficit	(119,304)	(63,941)

Total Liabilities and Stockholders’ Deficit	$381,405	$406,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$166,127	$169,389	$495,499	$450,515
Operating Expenses:
Cost of revenue(1)	106,916	119,816	324,623	327,102
Sales, general, and administrative expenses(2)	37,307	44,521	113,907	127,438
Depreciation, amortization, and accretion	19,066	20,525	56,600	51,570
Restructuring charges, net	—	—	3,340	—
Integration costs	—	3,715	2,745	25,786
Non-cash equity-based compensation(3)	528	156	796	10,937

Total Operating Expenses	163,817	188,733	502,011	542,833

Income (Loss) from Operations	2,310	(19,344)	(6,512)	(92,318)
Net interest expense and other	16,041	13,545	49,436	34,807

Net Loss	(13,731)	(32,889)	(55,948)	(127,125)
Accreted and deemed dividends on Series A Convertible Preferred stock	10,572	9,439	30,839	27,540

Net Loss Attributable to Common Stockholders	$(24,303)	$(42,328)	$(86,787)	$(154,665)

Basic and Diluted Loss Per Common Share	$(0.13)	$(0.38)	$(0.48)	$(1.43)

Basic and Diluted Weighted Average Common Shares Outstanding(4)	181,234,188	111,971,576	180,761,413	107,912,319

(1)	Excludes $0.1 million of non-cash equity-based compensation for the three and nine months ended September 30, 2005 and less than $0.1 million and $0.1 million of non-cash equity-based compensation for the three and nine months ended September 30, 2004, respectively, which are reported separately; also excludes depreciation, amortization, and accretion reported separately.
(2)	Excludes $0.4 million and $0.6 million of non-cash equity-based compensation for the three and nine months ended September 30, 2005, respectively, and $0.1 million and $10.8 million of non-cash equity-based compensation for the three and nine months ended September 30, 2004, respectively, which are reported separately.
(3)	Includes $10.3 million of non-cash equity-based compensation relating to the vesting of certain Constellation Ventures performance warrants for the nine months ended September 30, 2004.
(4)	As the effects of including the incremental shares associated with options, warrants, unvested restricted stock units, Series A Convertible Preferred stock, and Series B Convertible Preferred stock are anti-dilutive, they are not included in diluted weighted average common shares outstanding. Diluted common shares on an as converted basis were 606,252,560 and 570,483,473 as of September 30, 2005 and 2004, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(55,948)	$(127,125)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	56,600	51,570
Non-cash portion of restructuring charges	(2,365)	—
Non-cash equity-based compensation	796	10,937
Accrued interest	36,094	35,488
Write-off of deferred financing costs	2,666	—
Net changes in operating assets and liabilities, net of effects from acquisition:
Trade accounts receivable	(3,820)	(9,632)
Prepaid expenses and other current and other non-current assets	(6,316)	7,481
Payables and other trade accruals	2,164	(1,394)
Other accrued liabilities	1,718	(2,344)

Net cash provided by (used in) operating activities	31,589	(35,019)

Cash Flows from Investing Activities:
Capital expenditures	(35,795)	(24,084)
Acquisition, net of cash received	—	(117,136)
Other investing activities, net	(600)	1,944

Net cash used in investing activities	(36,395)	(139,276)

Cash Flows from Financing Activities:
Payments under capital lease obligations	(53,807)	(9,784)
Proceeds from issuance of subordinated debt and associated warrants	—	200,000
Proceeds from borrowings on revolving credit facility	58,000	—
Net changes in restricted cash	—	7,973
Other financing activities, net	(3,213)	1,262

Net cash provided by financing activities	980	199,451
Effect of exchange rate changes on cash and cash equivalents	(753)	69

Net Increase (Decrease) in Cash and Cash Equivalents	(4,579)	25,225
Cash and Cash Equivalents, Beginning of Period	55,369	28,173

Cash and Cash Equivalents, End of Period	$50,790	$53,398

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$11,054	$245

Non-cash Investing and Financing Activities:
Accreted and deemed dividends on Series A Convertible Preferred stock	$30,839	$27,540

Assets and obligations acquired under capital leases (Note 3)	$—	$52,000

Accrual of WAM!NET earn-out	$—	$3,837

Issuance of common stock for WAM!NET earn-out	$—	$5,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(dollars in thousands)

	Number of Shares Outstanding
	Series A Convertible Preferred Stock	Common Stock	Treasury Stock	Series A Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 31, 2004	202,490	180,361,264	(31,301)	$272,137	$1,804	$384,847	$(721,263)	$(515)	$(16)	$(935)	$(63,941)
Net loss	—	—	—	—	—	—	(55,948)	—	—	—	(55,948)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(905)	(905)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(56,853)
Deemed dividends on Series A Convertible Preferred stock	—	—	—	30,839	—	(30,839)	—	—	—	—	—
Beneficial conversion feature of deemed dividends on Series A Convertible Preferred stock	—	—	—	(6,416)	—	6,416	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	1,061,671	31,301	—	11	667	—	—	16	—	694
Issuance of restricted stock and restricted stock units	—	150,000	—	—	1	16,682	—	(16,683)	—	—	—
Recognition of deferred compensation costs	—	—	—	—	—	(18)	—	814	—	—	796

Balance at September 30, 2005	202,490	181,572,935	—	$296,560	$1,816	$377,755	$(777,211)	$(16,384)	$—	$(1,840)	$(119,304)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data and where indicated)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

SAVVIS, Inc., together with its subsidiaries (the Company), is a leading global provider of outsourced information technology services, delivering secure, reliable, and scalable hosting, network services, and digital content services. The Company’s strategic approach combines the use of virtualization technology, a utility services model, and an automated software management and provisioning system. This allows customers to focus on their core business while the Company ensures the quality of their IT infrastructure.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, under the rules and regulations of the U.S. Securities and Exchange Commission (the SEC), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2004. Such audited financial statements are included in the Company’s Annual Report on Form 10-K (the Annual Report) filed with the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Annual Report.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. All intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for a full year or results that may be achieved in the future. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from such estimates and assumptions. Estimates used in the Company’s condensed consolidated financial statements include accruals for commercial disputes and billing errors by vendors, allowance for credits and uncollectibles, valuation of its Series A Subordinated Notes (the Subordinated Notes) and warrants, valuation of the fair value of certain liabilities assumed in the acquisition of Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc. (collectively, CWA—see Note 3), valuation of long-lived assets, and the valuation of intangible assets. In addition, certain amounts from prior periods have been reclassified to conform to current period presentation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition and Allowance for Credits and Uncollectibles

The Company derives the majority of its revenue from recurring revenue streams, consisting primarily of managed IP VPN, hosting, other network services, and digital content services. Revenue from recurring revenue streams is billed monthly as services are provided. Installation fees, although generally billed upon installation, are deferred and recognized ratably over the estimated average life of a customer contract.

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

The Company assesses collectibility based on a number of factors, including customer transaction history and creditworthiness. The Company generally does not request collateral from its customers although in certain cases the Company obtains a security deposit. The Company maintains an allowance for uncollectibles and specifically analyzes accounts receivable, current economic conditions and trends, historical bad debt write-offs, customer concentrations, customer creditworthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of allowances. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable.

Trade Accounts Receivable

The Company classifies as trade accounts receivable amounts owed to it within twelve months arising from the provision of services in the normal course of business.

Employee Stock Options

As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, compensation expense is recognized based on the intrinsic value of equity instruments awarded as determined at the measurement date. Compensation expense related to option grants was $0.1 million and $0.4 million during the three and nine months ended September 30, 2005, respectively, and $0.2 million and $0.6 million during the three and nine months ended September 30, 2004, respectively.

Pro forma information regarding net loss and net loss per common share has been determined as if the Company had accounted for its stock options granted to employees and non-employee members of its Board of Directors using the fair value method prescribed by SFAS 123. The fair value of options was estimated at the date of grant utilizing the Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized on a straight-line basis over the applicable vesting periods. The following table presents what the Company’s pro forma net loss would have been had compensation cost for stock options been determined using the fair value method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported	$(24,303)	$(42,328)	$(86,787)	$(154,665)
Adjusted for:
Stock-based compensation expense (1)	125	156	375	599
Pro forma stock-based compensation expense	(1,593)	(1,591)	(5,015)	(3,882)

Pro forma net loss attributable to common stockholders	$(25,771)	$(43,763)	$(91,427)	$(157,948)

Basic and diluted net loss per common share:
As reported	$(0.13)	$(0.38)	$(0.48)	$(1.43)
Pro forma	$(0.14)	$(0.39)	$(0.51)	$(1.46)

(1)	Excludes $10.3 million of non-cash equity-based compensation relating to the issuance of performance warrants to entities affiliated with Constellation Ventures for the nine months ended September 30, 2004. There was not any non-cash equity-based compensation relating to the issuance of performance warrants to entities affiliated with Constellation Ventures for the three months ended September 30, 2004. Also excludes $0.4 million of non-cash equity-based compensation relating to the issuance of restricted stock for the three and nine months ended September 30, 2005.

Income Taxes

Income taxes are accounted for using the asset and liability method, which provides for the establishment of deferred tax assets and liabilities for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes, applying the enacted statutory tax rates in effect for the years in which differences are expected to reverse. Valuation allowances are established when it is more likely than not the deferred tax assets will not be realized. The Company has provided a full valuation allowance on tax loss carryforwards and other potential tax benefits according to SFAS 109, “Accounting for Income Taxes,” because the future realization of the tax benefit is uncertain. As a result, to the extent that those benefits are realized in future periods, they will favorably affect net income. At September 30, 2005, the Company had approximately $515 million in net operating loss carryforwards scheduled to expire between 2009 and 2024, of which approximately $250 million is subject to the Section 382 limitation of the Internal Revenue Code, which limits the amount of net operating losses that the Company may deduct for income tax purposes.

Loss Per Common Share

All loss per common share amounts for all periods presented herein conform to the provisions of SFAS 128, “Earnings Per Share.” All stock options, warrants, and Series A Convertible Preferred shares outstanding have been excluded from the computations of diluted loss per share, as their effect would be anti-dilutive. Accordingly, there is no reconciliation between basic and diluted loss per common share for the periods presented.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment” (SFAS

123(R)), effective January 1, 2006, which is a revision of SFAS 123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock, and other stock-based instruments, to be recognized in the financial statements based on their fair values. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method under APB 25 and, as such, only recognizes compensation cost for employee stock options to the extent that options have been issued with an exercise price below the fair market value of the Company’s common stock on the date of grant. Accordingly, the adoption of SFAS 123(R) will have an impact on the Company’s results of operations, although it will have no impact on its overall financial position. Based on employee stock options outstanding as of September 30, 2005, the Company estimates it will recognize $5.2 million in compensation cost for the year ended December 31, 2006. Had the Company adopted SFAS 123(R) in prior periods, the impact of adoption would have approximated the fair value disclosure of pro forma net loss and net loss per common share previously disclosed in the Company’s Quarterly and Annual Reports filed on Forms 10-Q and 10-K.

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

The estimated fair value of net assets acquired exceeded the acquisition cost. Therefore, in accordance with SFAS 141, the excess value over the acquisition cost has been allocated as a pro rata reduction of acquired property and equipment and intangible assets.

Certain amounts reflected in the purchase price allocation represent the Company’s estimate of fair value of liabilities relating to contractual agreements. Additionally, the liabilities assumed by the Company include adjustments to properly reflect the fair market value of long-term facility leases totaling $11.3 million; idle capacity related to a long-term indefeasible right of use (IRU), maintenance and power contract totaling $16.3 million; idle capacity of certain leased facilities totaling $15.3 million; and the obligation to rehabilitate leased facilities with varying termination dates totaling $16.5 million. The fair value of the long-term facility leases was calculated considering the difference between fair market rents and contractually required rents. The idle capacity of certain leased facilities was determined based on discounted future cash flows of such facilities. Contracts have been reflected at their fair market value of the services to be provided at the time of the acquisition, in addition to any inherited purchase commitments the combined entity does not plan to utilize. The asset retirement obligation liability was calculated and recorded at the present value of expected future payments required to restore certain leased facilities to original condition.

The Company recorded $6.6 million of involuntary employee termination costs in the opening balance sheet as a liability and paid $1.3 million and $3.9 million in severance payments during the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, the Company has paid all involuntary employee termination costs. In total, approximately 300 employees have been terminated in various departments.

The table which follows presents unaudited pro forma combined results of operations of the Company and CWA, as if the acquisition had occurred as of January 1, 2004, giving effect to certain adjustments, including depreciation, accretion, interest, the issuance of Series B Convertible Preferred stock (Series B Preferred), and the issuance of additional debt. The Company believes that actual results of the combined business would differ if CWA had been under the Company’s management during that time.

	Nine Months Ended September 30,
	2005	2004
	Actual	Pro Forma
Revenue	$495,499	$513,022
Net loss	(55,948)	(152,715)
Basic and diluted net loss per common share	(0.48)	(1.67)

NOTE 4—PROPERTY AND EQUIPMENT

Communications and data center equipment, office equipment, and other equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from three to fifteen years. Facilities and leasehold improvements are amortized over the shorter of their estimated useful lives or the initial term of the related lease, ranging from two to fifteen years. The following table presents property and equipment, by major category, as of September 30, 2005, and December 31, 2004:

	Useful Lives (in years)	September 30, 2005	December 31, 2004
Communications and data center equipment	5 – 15	$390,604	$374,765
Facilities and leasehold improvements	2 – 15	146,878	146,678
Office equipment and other	3 – 7	44,137	37,206

		581,619	558,649
Less accumulated depreciation and amortization		(337,884)	(294,107)

Property and equipment, net		$243,735	$264,542

Depreciation expense was $13.6 million and $39.9 million for the three and nine months ended September 30, 2005, respectively. Depreciation expense was $14.0 million and $36.3 million for the three and nine months ended September 30, 2004, respectively. Amortization expense for equipment and facilities held under capital lease was $2.1 million and $6.3 million for the three and nine months ended September 30, 2005, respectively. Amortization expense for equipment and facilities held under capital lease was $2.1 million and $6.1 million for the three and nine months ended September 30, 2004, respectively.

NOTE 5—INTANGIBLE ASSETS

The Company accounts for identified intangible assets acquired in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” and SFAS 141. The Company’s intangible assets were acquired and, as such, were recorded at estimated fair value. Identifiable intangible assets primarily include customer relationships, trademarks, patents, and peering agreements. Useful lives of these specifically identified intangible assets are: five years for trademarks; eleven to fifteen years for patents; three to four years for customer relationships; and seven years for peering agreements. The following table presents intangible assets as of September 30, 2005 and December 31, 2004:

	Weighted Average Amortization Period (in years)	Useful Lives (in years)	September 30, 2005	December 31, 2004
Intangible assets:
Customer relationships	3.4	3-4	$13,160	$14,073
Other intangible assets	6.7	5-15	5,550	6,343

Subtotal	4.4		18,710	20,416

Less accumulated amortization:
Customer relationships			(7,629)	(4,565)
Other intangible assets			(1,305)	(633)

Subtotal			(8,934)	(5,198)

Intangible assets, net			$9,776	$15,218

Amortization expense for intangible assets was $1.2 million and $3.7 million for the three and nine months ended September 30, 2005, respectively, and $1.3 million and $3.3 million for the three and nine months ended September 30, 2004, respectively.

NOTE 6—LONG-TERM DEBT

The following table presents long-term debt as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Proceeds from issuance of the Subordinated Notes	$200,000	$200,000
Adjustment for the valuation of warrants issued for Series B Preferred (original issue discount)	(65,872)	(65,872)

Adjusted value of the Subordinated Notes	134,128	134,128
Accrued interest on the Subordinated Notes	51,982	26,791
Accretion of the original issue discount	19,152	10,132

Balance of the Subordinated Notes	205,262	171,051
Revolving Credit Facility	58,000	—

Total long-term debt	$263,262	$171,051

Revolving Credit Facility

On June 10, 2005, the Company and certain of its subsidiaries entered into a credit agreement with Wells Fargo Foothill, Inc., as arranger and administrative agent, and certain other lenders to provide the Company with an $85.0 million revolving credit facility (the Revolving Facility), which includes a $15.0 million letter of credit facility. The Revolving Facility may be used for working capital and other general corporate purposes. A portion of the proceeds from the Revolving Facility were used to fully retire $53.9 million in outstanding principal and accrued interest under the Company’s master lease agreement with General Electric Capital Corporation (GECC), achieving more favorable borrowing rates and a longer borrowing term. In conjunction with the repayment of the GECC master lease, $2.7 million of previously deferred financing costs were written off to interest expense. In addition, $3.8 million of the proceeds were used to pay fees and expenses associated with the Revolving Facility, which were recorded as other current and other non-current assets in the accompanying condensed consolidated balance sheet as of September 30, 2005 and are being amortized over the term of the Revolving Facility. The Revolving Facility matures, and all outstanding borrowings and unpaid interest are due, on December 9, 2008. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined by the Revolving Facility. As of September 30, 2005, the $85.0 million Revolving Facility included outstanding principal of $58.0 million, outstanding letters of credit of $11.9 million (see Note 10), and unused availability of $15.1 million. The Company may terminate the Revolving Facility prior to maturity, provided that the Company pays a premium of 2.0% of the revolver amount if terminated during the first 12 months of the Revolving Facility term, a premium of 0.5% of the revolver amount if terminated during the 12 months thereafter, and no premium during the remainder of the term.

The Revolving Facility contains affirmative covenants, negative covenants, and financial covenants that are more favorable than those under the master lease agreement with GECC. The negative covenants place restrictions on, among other things, levels of investments, indebtedness, and dividend payments that the Company may make or incur. The financial covenants, which apply only if the Company maintains qualified cash and availability of less than $35.0 million, require the maintenance of certain financial ratios at defined levels. Under the Revolving Facility, borrowings bear interest at a base LIBOR rate of one to six months plus an additional 2.75% to 3.25%, determined by certain financial ratios, with a minimum interest rate at all times of 5.25%. As of September 30, 2005, the Revolving Facility bears interest at 7.02% based on the six-month LIBOR set in August 2005 of 4.02%. The six-month LIBOR was 4.29% as of September 30, 2005. Interest is payable at varying dates, as outlined in the Revolving Facility agreement, generally every one to three months. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee. The Revolving Facility is secured by substantially all of the Company’s domestic properties and assets. The carrying amount of the Company’s obligations under the Revolving Facility approximate fair value because the interest rates are based on floating interest rates identified by reference to market rates.

Subordinated Notes

In the first quarter of 2004, the Company issued $200.0 million of Subordinated Notes. The proceeds were used to fund the CWA acquisition and related operational, working capital, and capital expenditure requirements. Debt issuance costs associated with the Subordinated Notes were $2.0 million, consisting of fees paid to the purchasers of the Subordinated Notes, which were capitalized in other non-current assets and are being amortized to interest expense using the effective interest method until maturity. The Subordinated Notes accrue interest based on a 365-day year at a rate of 12.5% per annum until February 3, 2005 and 15% per annum thereafter, payable in kind semi-annually on June 30 and December 31 through the issuance of additional Subordinated Notes equal to the accrued interest payable at the time of settlement. Among other requirements, the provisions of the Subordinated Notes include an early redemption feature, a make-whole premium and a change of control clause. Upon a change of control, the holders of the Subordinated Notes have the right to require the Company to redeem any or all of the Subordinated Notes at a cash price equal to 100% of the principal amount of the Subordinated Notes, plus all accrued and unpaid interest as of the effective date of such change in control. The Subordinated Notes mature in a single installment on February 9, 2009.

Warrants immediately exercisable for Series B Preferred were issued with the Subordinated Notes. The $200.0 million in proceeds from issuance were allocated between the Subordinated Notes and the warrants for Series B Preferred, based on their relative fair values, resulting in an original issue discount of $65.9 million. The allocated value of the Subordinated Notes at date of issuance, plus accrued interest on the face value and accreted interest on the original issue discount, are reflected as long-term debt in the accompanying condensed consolidated balance sheets. The fair value of the Series B Preferred was determined with the assistance of an independent third-party valuation firm. The allocated fair value of the warrants for Series B Preferred is reflected in additional paid-in capital in stockholders’ deficit in the accompanying condensed consolidated balance sheets. The purchasers of the Subordinated Notes exercised their warrants immediately upon closing for shares of Series B Preferred, which were subsequently converted into shares of the Company’s common stock in December 2004. The outstanding principal and payable in kind interest of the Subordinated Notes, excluding the original issue discount, was $248.1 million and $223.0 million as of September 30, 2005 and December 31, 2004, respectively.

Debt Covenants

The provisions of the Company’s Revolving Facility and Subordinated Notes contain a number of covenants that could restrict or limit the Company’s ability to:

•	incur more debt;

•	pay dividends, subject to financial ratios and other conditions;

•	make other distributions;

•	issue stock of subsidiaries;

•	make investments or acquisitions;

•	repurchase stock;

•	create subsidiaries;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate; and

•	transfer and sell assets.

The ability to comply with these provisions may be affected by events beyond the Company’s control. The breach of any of these covenants could result in a default under the Company’s debt agreements and could trigger acceleration of repayment. Any default under such agreements might adversely affect the Company’s growth, financial condition, results of operations and the ability to make payments on indebtedness or meet other obligations. As of and during the nine months ended September 30, 2005 and 2004, the Company was in compliance with all covenants under the Revolving Facility and Subordinated Notes, as applicable.

Future Principal Payments

As of September 30, 2005, aggregate future principal payments of long-term debt are zero in each of the years 2005, 2006, and 2007 and $58.0 million in 2008 and $401.9 million in 2009, consisting of $200.0 million in principal and $201.9 million of accrued paid in kind interest, with no payments thereafter. The weighted average interest rate applicable to the Company’s outstanding borrowings under the Revolving Facility and Subordinated Notes was 12.85% as of September 30, 2005 and 14.50% as of December 31, 2004.

NOTE 7—CAPITAL LEASE OBLIGATIONS

The following table presents future minimum lease payments under capital leases as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Remainder of 2005	$2,952	$15,858
2006	10,462	17,002
2007	10,777	66,249
2008	10,984	10,987
2009	11,304	11,307
Thereafter	120,735	120,774

Total capital lease obligations	167,214	242,177
Less amount representing interest	(107,055)	(128,143)
Less current portion	(483)	(505)

Capital lease obligations, net of current portion	$59,676	$113,529

As described in Note 6, in June 2005, the Company fully repaid $53.9 million in outstanding principal and accrued interest under the Company’s master lease agreement with GECC.

NOTE 8—RESTRUCTURING CHARGES

In June 2005, the Company recorded restructuring charges related to the termination of a naming rights agreement for use of the Company’s name on a sports and entertainment arena in St. Louis, Missouri. In connection with the termination of the naming rights agreement, the Company paid $5.5 million in cash and wrote off a $1.6 million naming rights asset, both of which were recorded as restructuring charges in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2005. Termination of the naming rights agreement relieved the Company of $62.1 million in future cash obligations through June 2020. No further costs or obligations exist relative to the terminated naming rights agreement.

Also in June 2005, the Company terminated an operating lease relating to unutilized space for which a restructuring liability had previously been established for the net present value of future minimum lease payments. In connection with the termination of the lease, the Company paid $2.0 million in cash, which was recorded as a reduction of the existing restructuring liability included in non-current other accrued liabilities. The remaining restructuring liability balance of $3.9 million was reversed through restructuring charges in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2005. Termination of the operating lease relieved the Company of $5.8 million in future cash obligations through March 2011. No further costs or obligations exist relative to the terminated operating lease.

NOTE 9—OTHER ACCRUED LIABILITIES

The following table presents the components of other accrued liabilities as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Current other accrued liabilities:
Wages, employee benefits, and related taxes	$20,457	$17,786
Deferred revenue	12,833	9,267
Acquired contractual obligations in excess of fair value and other	8,454	9,995
Other current liabilities	31,212	29,102

Total current other accrued liabilities	$72,957	$66,150

Non-current other accrued liabilities:
Deferred revenue	$2,767	$2,201
Acquired contractual obligations in excess of fair value and other	18,055	31,917
Asset retirement obligation	21,162	19,157
Other non-current liabilities	14,082	15,331

Total non-current other accrued liabilities	$56,066	$68,606

NOTE 10—COMMITMENTS AND CONTINGENCIES

The Company’s customer contracts generally span multiple periods, which result in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $18.0 million, $36.7 million, $12.9 million, and $1.1 million in years 2005, 2006, 2007, and thereafter, respectively. Should the Company not meet the minimum spending levels in any given term, decreasing termination liabilities representing a percentage of the remaining contracted amount may become immediately due and payable. Furthermore, certain of these termination liabilities are subject to reduction should the Company experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if the Company had terminated all of these agreements as of September 30, 2005, the maximum liability would have been $35.1 million.

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as letters of credit and indemnifications, which are not reflected in its consolidated balance sheets. The agreements associated with such guarantees and financial instruments mature at various dates through July 2017 and may be renewed as circumstances warrant. As of September 30, 2005, the Company had $11.9 million in letters of credit pledged as collateral to support various property leases and utilities. In addition, certain of the operating leases assumed by the Company in the CWA acquisition were collateralized by Cable & Wireless plc with letters of credit and guarantees. Such collateral remained in place following the acquisition, and the Company agreed to reimburse Cable & Wireless plc for any payments made under the collateral. Such collateral totals $15.1 million and will be replaced by the Company on or before July 2007. The Company’s financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In management’s past experience, no claims have been made against these financial instruments nor does it expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, the Company determined such financial instruments do not have significant value and has not recorded any related amounts in its condensed consolidated financial statements.

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

The Company is subject to various legal proceedings and other actions arising in the normal course of business. While the results of such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company has employment agreements with key executive officers that contain provisions with regard to base salary, bonus, stock options, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control of the Company.

NOTE 11—STOCKHOLDERS’ EQUITY

Restricted Stock Units

In the third quarter of 2005, the Compensation Committee of the Company’s Board of Directors granted 19.9 million restricted common stock units (RSUs), of which 1.5 million were subsequently forfeited when a recipient terminated employment with the Company, governed by the terms of the 2003 Incentive Compensation Plan (the Plan). No cash consideration will be received by the Company for the RSUs. RSUs issued under the Plan are subject to the recipient’s continued employment by the Company and vesting conditions based on the Company’s achievement of financial performance targets or otherwise over a period of up to four years. If the Company fails to achieve the performance targets and the recipient is still employed by the Company, any unvested RSUs shall become fully vested on the fourth anniversary of the date of grant. RSUs represent common stock but do not give the recipient any actual ownership interest in the Company’s common stock, such as voting rights or the right to receive dividends, until vested and shares of common stock are delivered to the recipient. The Company recorded $16.5 million of deferred compensation in conjunction with the grant of the RSUs, excluding the aforementioned 1.5 million forfeited RSUs, representing the fair value of the RSUs on the date of grant. Deferred compensation is being amortized on a straight-line basis and recognized as non-cash equity-based compensation over the requisite service period and was $0.4 million for the three and nine months ended September 30, 2005. If the Company achieves its performance targets, non-cash equity-based compensation will be accelerated to ensure that the amount of non-cash equity-based compensation recorded is reflective of the vested RSUs.

Restricted Stock Awards

In the first quarter of 2005, the Compensation Committee of the Company’s Board of Directors granted 0.2 million shares of restricted common stock (RSAs), governed by the terms of the Plan. The related RSA agreements provide for the issuance of nonvested RSAs to certain nonemployee members of the Company’s Board of Directors. RSAs issued under the Plan vest ratably on the anniversary of the grant date over a period of three years based on the recipient’s continued service to the Company. RSAs provide the recipient on the grant date with actual ownership interests in the common stock such as voting rights and the right to receive dividends. The Company recorded $0.1 million of deferred compensation in conjunction with the grant of the RSAs, representing the fair value of the RSAs on the date of grant. Deferred compensation is being amortized on a straight-line basis and recognized as non-cash equity-based compensation over the three-year vesting period and was less than $0.1 million for the three and nine months ended September 30, 2005.

NOTE 12—COMPREHENSIVE LOSS

The following table presents comprehensive loss for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(13,731)	$(32,889)	$(55,948)	$(127,125)
Foreign currency translation adjustments	(194)	(82)	(905)	316

Comprehensive loss	$(13,925)	$(32,971)	$(56,853)	$(126,809)

NOTE 13—INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

The Company conducts business in one reportable segment but its operations are organized by three geographic regions: Americas, Europe and Asia. Each geographic region provides outsourced managed network, hosting, and application services to businesses in the legal, media, retail, professional services, health care, manufacturing, and financial services industries. The Company evaluates the performance of its regions and allocates resources to them based primarily on revenue. Selected financial information for the Company’s geographic regions as of and for the three and nine months ended September 30, 2005 and 2004 is presented below. For the three months ended September 30, 2005 and 2004, revenue earned in the U.S. represented approximately 82% and 83% of total revenue, respectively, and for the nine months ended September 30, 2005 and 2004, the comparable percentage of U.S. revenue to total revenue was 82%.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Americas	$136,216	$140,478	$408,210	$367,800
Europe	18,921	17,262	54,538	47,021
Asia	10,990	11,649	32,751	35,694

Total revenue	$166,127	$169,389	$495,499	$450,515

			September 30, 2005	December 31, 2004
Property and equipment, net (end of period):
Americas			$234,120	$256,369
Europe			7,766	6,558
Asia			1,849	1,615

Total property and equipment, net			$243,735	$264,542

Revenue from our largest customer, Reuters, comprised 15% of total revenue for the three and nine months ended September 30, 2005.

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

EXECUTIVE SUMMARY

SAVVIS is a leading global provider of outsourced information technology services, delivering secure, reliable, and scalable hosting services, network services, and digital content services. Our strategic approach combines the use of virtualization technology, a utility services model, and an automated software management and provisioning system. This allows customers to focus on their core business while we ensure the quality of their IT infrastructure.

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

Digital Content Services

Digital content services include our WAM!NET services, digital media services and Content Delivery Network (CDN) services. Our WAM!NET services are custom designed for the media industry and provide a shared-managed infrastructure tied to applications that streamline process and workflow around the creation, production and distribution of digital content. Our CDN services enable customers to distribute their web content easily, rapidly and reliably to end-users from a global network of servers.

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

In evaluating our financial results and the performance of our business, our management reviews, among other information, our revenue, gross profit, gross margin, and income (loss) from operations. The following table presents a quarterly overview of these indicators for the periods indicated (in thousands):

	Three Months Ended					Nine Months Ended
	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	September 30, 2005	September 30, 2004
Revenue	$166,127	$167,200	$162,172	$166,308	$169,389	$495,499	$450,515
Gross profit (1)	59,211	58,566	53,109	55,447	49,573	170,876	123,413
Gross margin (2)	36%	35%	33%	33%	29%	34%	27%
Income (loss) from operations	2,310	(3,502)	(5,320)	(4,131)	(19,344)	(6,512)	(92,318)

(1)	Gross profit is total revenue less cost of revenue, which excludes depreciation, amortization, and accretion.
(2)	Represents gross profit, as defined above, as a percentage of revenue.

Revenue

Prior to our acquisition of CWA in March 2004, we were heavily dependent on our largest customer, Reuters, which comprised 54% of total revenue during 2003. Most of our remaining revenue was generated from our managed IP VPN services. However, after we acquired CWA, our revenue profile changed significantly. Reuters revenue comprised only 15% of total revenue for the three and nine months ended September 30, 2005. Moreover, the acquisition increased our revenue from hosting services, which represented 45% of total revenue for the three months ended September 30, 2005 and 43% of total revenue for the nine months ended September 30, 2005, compared to 38% of total revenue for the three months ended September 30, 2004 and 35% of total revenue for the nine months ended September 30, 2004.

Our revenue grew by 10% during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. As described further below, much of this growth is attributable to the acquisition of CWA. For the third quarter of 2005, our revenue decreased 1% sequentially compared to the second quarter of 2005. This was due primarily to decreases in revenue from other network services of $1.6 million, digital content services $1.1 million, and Reuters of $2.1 million, partially offset by increases in revenue from hosting of $2.9 million and managed IP VPN of $0.9 million. Decreases in revenue of other network services continue to relate to unmanaged bandwidth pricing pressures in the market. We expect such revenue will continue to decline in 2005, but at a slower rate than in 2004.

In June 2005, Reuters announced that it completed its acquisition of Telerate for cash and all of our Series A Convertible Preferred stock owned by Reuters, which represented approximately 14% of our outstanding voting stock. In the first quarter of 2005, Reuters also announced it signed a long-term agreement for the provision of network services with a competing telecommunications provider. In the second quarter of 2005, we signed a new three-year contract with Reuters to continue providing network delivery of Reuters’ market data services worldwide and to create the opportunity for us to provide to Reuters a broad array of additional services. As a result of the new agreement, we reduced pricing for certain Reuters services and eliminated existing contractual minimum amounts. Accordingly, we expect revenue from Reuters to continue to decline in the fourth quarter of 2005 from the previous year and contribute approximately 13-14% of our total annual revenue in 2005.

Gross Profit and Gross Margin

We use gross profit and gross margin to evaluate our business. Gross profit, defined as revenue less cost of revenue but excluding depreciation, amortization, and accretion, was $59.2 million for the three months ended September 30, 2005, an increase of $9.6 million, or 19%, from $49.6 million for the three months ended September 30, 2004. Gross profit was $170.9 million for the nine months ended September 30, 2005, an increase of $47.5 million, or 38%, from $123.4 million for the nine months ended September 30, 2004. The improvement of gross profit throughout 2004 and the first three quarters of 2005 reflects our efforts to rationalize network operations, reduce our fixed network cost, and reduce our service cost of our hosting data centers as a result of the synergies from the CWA acquisition. As a result, gross margin, defined as gross profit as a percentage of revenue, was 36% for the three months ended September 30, 2005 compared to 29% for the three months ended September 30, 2004, and 34% for the nine months ended September 30, 2005 compared to 27% for the nine months ended September 30, 2004.

Income (Loss) from Operations

Income from operations for the three months ended September 30, 2005 was $2.3 million, an improvement of $21.6 million, or 112%, compared to a loss from operations of $19.3 million for the three months ended September 30, 2004. The improvement was primarily driven by reductions in the following areas: cost of revenue of $12.9 million; sales, general, and administrative expenses of $7.2 million; depreciation, amortization, and accretion of $1.5 million; and integration costs of $3.7 million. This improvement was partially offset by a $3.3 million decrease in revenue and the addition of $0.4 million in non-cash equity-based compensation. Loss from operations for the nine months ended September 30, 2005 was $6.5 million, an improvement of $85.8 million, or 93%, compared to $92.3 million for the nine months ended September 30, 2004. This improvement was primarily driven by an increase in revenue of $45.0 million and reductions in the following areas: sales, general, and administrative expenses of $13.5 million; integration costs of $23.0 million; and non-cash equity-based compensation of $10.1 million. This improvement was partially offset by increases in depreciation, amortization, and accretion of $5.0 million and the addition of net restructuring charges of $3.3 million.

SIGNIFICANT TRANSACTIONS

Restructuring Charges

In June 2005, we recorded restructuring charges related to the termination of a naming rights agreement for use of our name on a sports and entertainment arena in St. Louis, Missouri. In connection with the termination of the naming rights agreement, we paid $5.5 million in cash and wrote off a $1.6 million naming rights asset, both of which were recorded as restructuring charges in our condensed consolidated statement of operations for the nine months ended September 30, 2005. Termination of the naming rights agreement relieved us of $62.1 million in future cash obligations through June 2020. No further costs or obligations exist relative to the terminated naming rights agreement.

Also in June 2005, we terminated an operating lease relating to unutilized space for which a restructuring liability had previously been established for the net present value of future minimum lease payments. In connection with the termination of the lease, we paid $2.0 million in cash, which was recorded as a reduction of the existing restructuring liability included in noncurrent other accrued liabilities. The remaining restructuring liability balance of $3.9 million was reversed through restructuring charges in our condensed consolidated statement of operations for the nine months ended September 30, 2005. Termination of the operating lease relieved us of $5.8 million in future cash obligations through March 2011. No further costs or obligations exist relative to the terminated operating lease.

Restricted Stock Units

In the third quarter of 2005, the Compensation Committee of our Board of Directors granted 19.9 million restricted common stock units (RSUs), of which 1.5 million were subsequently forfeited when a recipient terminated employment with us, governed by the terms of the 2003 Incentive Compensation Plan (the Plan). No cash consideration will be received by us for the RSUs. RSUs issued under the Plan are subject to the recipient’s continued employment with us and vesting conditions based on our achievement of financial performance targets or otherwise over a period of up to four years. If we fail to achieve the performance targets and the recipient is still employed by us, any unvested RSUs shall become fully vested on the fourth anniversary of the date of grant. RSUs represent common stock but do not give the recipient any actual ownership interest in our common stock, such as voting rights or the right to receive dividends, until vested and shares of common stock are delivered to the recipient. We recorded $16.5 million of deferred compensation in conjunction with the grant of the RSUs, excluding the aforementioned 1.5 million RSUs forfeited, representing the fair value of the RSUs on the date of grant. Deferred compensation is being amortized on a straight-line basis and recognized as non-cash equity-based compensation over the requisite service period and was $0.4 million for the three and nine months ended September 30, 2005.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-Q does not reflect our future results of operations, financial position and cash flows.

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Executive Summary of Results of Operations

Revenue decreased $3.3 million, or 2%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, primarily as a result of declines in other network services, digital content services, and Reuters revenue, partially offset by increases in managed IP VPN and hosting. Income from operations improved $21.7 million, or 112%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, primarily as a result of reductions in the following areas: cost of revenue of $12.9 million; sales, general, and administrative expenses of $7.2 million; depreciation, amortization, and accretion of $1.5 million; and integration costs of $3.7 million. This improvement was partially offset by a $3.3 million decline in revenue and the addition of $0.4 million in non-cash equity-based compensation. Net loss improved $19.2 million, or 58%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, as a result of the factors previously described.

Revenue. The following table presents diversified revenue by major category and revenue from our largest customer:

	Three months ended September 30,
(dollars in thousands)	2005	2004	Dollar Change	Percent Change
Diversified Revenue:
Managed IP VPN	$28,321	$22,582	$5,739	25%
Hosting	74,590	63,639	10,951	17%
Other Network Services	28,654	38,424	(9,770)	(25)%
Digital Content Services	10,260	14,081	(3,821)	(27)%

Total Diversified Revenue	141,825	138,726	3,099	2%

Reuters	24,302	30,663	(6,361)	(21)%

Total Revenue	$166,127	$169,389	$(3,262)	(2)%

Revenue was $166.1 million for the three months ended September 30, 2005, a decrease of $3.3 million, or 2%, from $169.4 million for the three months ended September 30, 2004. Diversified managed IP VPN revenue was $28.3 million for the three months ended September 30, 2005, an increase of $5.7 million, or 25%, from $22.6 million for the three months ended September 30, 2004. This increase was mainly attributed to new sales activity and growth in existing services. Diversified hosting revenue was $74.6 million for the three months ended September 30, 2005, an increase of $11.0 million, or 17%, from $63.6 million for the three months ended September 30, 2004. The increase was due primarily to growth in existing services, stabilized pricing, and lower customer churn. Other network services includes the legacy and CWA internet access revenue and CWA private line services and was $28.7 million for the three months ended September 30, 2005, a decrease of $9.7 million, or 25%, from $38.4 million for the three months ended September 30, 2004. The decrease was due primarily to pricing pressures in unmanaged bandwidth for such services. Digital content services revenue, which includes CDN and WAM!NET revenue, was $10.3 million for the three months ended September 30, 2005, a decrease of $3.8 million, or 27%, from $14.1 million for the three months ended September 30, 2004. The decrease was due primarily to usage volatility and reduced pricing for CDN services during the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Reuters revenue was $24.3 million for the three months ended September 30, 2005, a decrease of $6.4 million, or 21%, from $30.7 million for the three months ended September 30, 2004. The decline was due primarily to pricing reductions and the elimination of minimum revenue commitments from Reuters. We expect 2005 revenue to be lower than 2004 as a result of revised competitive pricing and the elimination of minimum revenue commitments based on the terms of the new agreement with Reuters described elsewhere in this Quarterly Report. We expect Reuters to contribute approximately 13-14% of total annual revenue in 2005.

Cost of Revenue. Cost of revenue, which excludes depreciation, amortization, and accretion and non-cash equity-based compensation, which are reported separately, was $106.9 million for the three months ended September 30, 2005, a decrease of $12.9 million, or 11%, from $119.8 million for the three months ended September 30, 2004. The decrease was due primarily to the realization of a number of cost-savings initiatives executed during the past 12 months, some of which were synergies realized in connection with the CWA acquisition. Gross profit, defined as total revenue less cost of revenue, was $59.2 million for the three months ended September 30,

2005, an increase of $9.6 million, or 19%, from $49.6 million for the three months ended September 30, 2004. Gross profit as a percentage of revenue, or gross margin, increased to 36% for the three months ended September 30, 2005 compared to 29% reported for the three months ended September 30, 2004, primarily resulting from continued cost savings initiatives and completion of our integration activities.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses include all costs associated with the selling of our services and administrative functions such as finance, legal and human resources, but excludes non-cash equity-based compensation, which is reported separately. Such expenses were $37.3 million for the three months ended September 30, 2005, a decrease of $7.2 million, or 16%, from $44.5 million for the three months ended September 30, 2004. Sales, general, and administrative expenses as a percentage of revenue were 22% for the three months ended September 30, 2005 compared to 26% of revenue for the three months ended September 30, 2004. This improvement was due primarily to the realization of a number of cost-savings initiatives executed during the past 12 months, some of which were synergies realized in connection with the CWA acquisition.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion includes depreciation of long-lived assets, amortization of intangible assets, and accretion of the discounted present value of certain liabilities and long-term fixed price contracts assumed in the CWA acquisition. Depreciation, amortization, and accretion was $19.1 million for the three months ended September 30, 2005, a decrease of $1.4 million, or 7%, from $20.5 million for the three months ended September 30, 2004.

Integration Costs. Integration costs represent the incremental costs to the combined organization after the CWA acquisition, which provide current or future benefit to the combined company. We did not expense any integration costs associated with the CWA acquisition for the three months ended September 30, 2005 as integration activities have been completed. Integration costs were $3.7 million for the three months ended September 30, 2004. Such costs included $0.4 million for consulting services related to integration; $1.1 million for payroll costs and stay bonuses; and $1.9 million for PoP consolidation and network restructuring.

Non-cash Equity-based Compensation. Non-cash equity-based compensation was $0.5 million for the three months ended September 30, 2005, an increase of $0.3 million, or 150%, compared to $0.2 million for the three months ended September 30, 2004. This increase relates to amortization of deferred compensation associated with the issuance of restricted common stock units.

Net Interest Expense and Other. Net interest expense and other represents interest on the Subordinated Notes, capital leases, and our credit agreement executed in June 2005 with Wells Fargo Foothill, Inc. and certain other lenders, which provided us with an $85.0 million revolving credit facility (the Revolving Facility). Net interest expense and other was $16.0 million for the three months ended September 30, 2005, an increase of $2.5 million, or 18%, from $13.5 million for the three months ended September 30, 2004. The increase was primarily due to the compounding of payable in kind interest and the amortization of the original issue discount associated with the Subordinated Notes of $2.7 million and the addition of $1.3 million in interest expense and amortization of debt issuance costs related to the Revolving Facility. The increase was partially offset by the absence of $1.9 million of interest expense and deferred financing costs associated with the GECC capital lease, which was repaid in June 2005. Management expects payments for cash interest expense to be approximately $14-15 million for 2005 under our current financing arrangements.

Net Loss. Net loss for the three months ended September 30, 2005 was $13.7 million, an improvement of $19.2 million, or 58%, from $32.9 million for the three months ended September 30, 2004, primarily driven by the factors previously described.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Executive Summary of Results of Operations

Our operating results for the nine months ended September 30, 2004 are not directly comparable to operating results for the nine months ended September 30, 2005, as the 2004 information includes the operating results of CWA only from March 5, 2004, the date of acquisition. Revenue increased $45.0 million, or 10%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, primarily as a result of increases in managed IP VPN and hosting services, partially offset by declines in other network services, digital content services, and Reuters revenue. Loss from operations improved $85.8 million, or 93%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, primarily as a result of the increase in revenue, as well as reductions in the following areas: sales, general, and administrative expenses of $13.5 million; integration costs of $23.0 million; and non-cash equity-based compensation of $10.1 million. This improvement was partially offset by increases in depreciation, amortization, and accretion of $5.0 million and net restructuring charges of $3.3 million. Net loss improved $71.2 million, or 56%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, as a result of the factors previously described.

Revenue. The following table presents diversified revenue by major category and revenue from our largest customer:

	Nine Months Ended September 30,
(dollars in thousands)	2005	2004	Dollar Change	Percent Change
Diversified Revenue:
Managed IP VPN	$82,149	$62,337	$19,812	32%
Hosting	215,056	157,015	58,041	37%
Other Network Services	90,607	102,863	(12,256)	(12)%
Digital Content Services	31,207	35,055	(3,848)	(11)%

Total Diversified Revenue	419,019	357,270	61,749	17%

Reuters	76,480	93,245	(16,765)	(18)%

Total Revenue	$495,499	$450,515	$44,984	10%

Revenue was $495.5 million for the nine months ended September 30, 2005, an increase of $45.0 million, or 10%, from $450.5 million for the nine months ended September 30, 2004. Diversified managed IP VPN revenue was $82.1 million for the nine months ended September 30, 2005, an increase of $19.8 million, or 32%, from $62.3 million for the nine months ended September 30, 2004. This increase was mainly attributed to new sales activity and growth in existing services. Diversified hosting revenue was $215.1 million for the nine months ended September 30, 2005, an increase of $58.1 million, or 37%, from $157.0 million for the nine months ended September 30, 2004, due primarily to the CWA acquisition, stabilized pricing, and lower customer churn. Other network services revenue was $90.6 million for the nine months ended September 30, 2005, a decrease of $12.3 million, or 12%, from $102.9 million for the nine months ended September 30, 2004. The decrease was due primarily to unmanaged bandwidth pricing pressures for such services. Digital content services revenue was $31.2 million for the nine months ended September 30, 2005, a decrease of $3.9 million, or 11%, from $35.1 million for the nine months ended September 30, 2004. The decrease was due primarily to usage volatility and reduced pricing for CDN services during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Reuters revenue was $76.5 million for the nine months ended September 30, 2005, a decrease of $16.7 million, or 18%, from $93.2 million for the nine months ended September 30, 2004. The decline was due primarily to pricing reductions and the elimination of minimum revenue commitments from Reuters. We expect 2005 revenue to be lower than 2004 as a result of revised competitive pricing and the elimination of minimum revenue commitments based on the terms of the new agreement with Reuters described elsewhere in this Quarterly Report.

Cost of Revenue. Cost of revenue, which excludes depreciation, amortization, and accretion and non-cash equity-based compensation, which are reported separately, was $324.6 million for the nine months ended September 30, 2005, a decrease of $2.5 million, or 1%, from $327.1 million for the nine months ended September 30, 2004. The increase was primarily related to the CWA acquisition to support the increase in revenue, partially offset by the realization of a number of cost-savings initiatives executed during the past 12 months, some of which were synergies realized in connection with the CWA acquisition. Gross profit, defined as total revenue less cost of revenue, was $170.9 million for the nine months ended September 30, 2005, an increase of $47.5 million, or 38%, from $123.4 million for the nine months ended September 30, 2004. Gross profit as a percentage of revenue, or gross margin, increased to 34% for the nine months ended September 30, 2005 compared to 27% reported for the nine months ended September 30, 2004, primarily resulting from continued cost savings initiatives and integration activities achieved through the realization of synergies from the acquisition of CWA.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses, which excludes non-cash equity-based compensation reported separately, were $113.9 million for the nine months ended September 30, 2005, a decrease of $13.5 million, or 11%, from $127.4 million for the nine months ended September 30, 2004. Sales, general, and administrative expenses as a percentage of revenue were 23% for the nine months ended September 30, 2005 compared to 28% of revenue for the nine months ended September 30, 2004. This improvement was due primarily to the realization of a number of cost-savings initiatives executed during the past 12 months, some of which were synergies realized in connection with the CWA acquisition.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion was $56.6 million for the nine months ended September 30, 2005, an increase of $5.0 million, or 10%, from $51.6 million for the nine months ended September 30, 2004. The increase was primarily due to the acquisition of CWA, which significantly increased depreciable assets and intangible assets, as much of the value was assigned to IRUs, communications equipment, and leasehold improvements, as well as accretion of the discounted present value of certain liabilities and long-term fixed price contracts assumed in the acquisition.

Restructuring Charges, Net. Restructuring charges, net represent the termination of a naming rights agreement for use of our name on a sports and entertainment arena and the termination of an operating lease relating to unutilized space for which a restructuring liability had previously been established for the net present value of future minimum lease payments and were $3.3 million for the nine months ended September 30, 2005, with no comparative costs for the nine months ended September 30, 2004.

Integration Costs. Integration costs were $2.7 million for the nine months ended September 30, 2005, a decrease of $23.1 million, or 89%, from $25.8 million for the nine months ended September 30, 2004. Such costs in 2005 included $1.7 million for payroll costs and stay bonuses and $1.0 million for PoP consolidation and network restructuring. For the nine months ended September 30, 2004, these costs included $7.5 million for specific contractual costs enumerated in the CWA asset purchase agreement; $3.7 million for consulting services related to integration; $5.5 million for payroll costs and stay bonuses; $3.4 million for PoP consolidation and network restructuring and $4.6 million for rationalization and migration from rejected vendor circuits.

Non-cash Equity-based Compensation. Non-cash equity-based compensation was $0.8 million for the nine months ended September 30, 2005, a decrease of $10.1 million, or 93%, compared to $10.9 million for the nine months ended September 30, 2004. The decrease primarily relates to compensation expense of $10.3 million recognized from the vesting of Constellation Ventures performance warrants in the first half of 2004.

Net Interest Expense and Other. Net interest expense and other was $49.4 million for the nine months ended September 30, 2005, an increase of $14.6 million, or 42%, from $34.8 million for the nine months ended September 30, 2004. The increase was primarily due to the compounding of payable in kind interest and the amortization of the original issue discount associated with the Subordinated Notes of $10.5 million; the addition of $1.5 million in interest expense and amortization of debt issuance costs related to the Revolving Facility; the recognition of nine months of interest connected to the Digital Realty Trust, L.P. capital leases of $2.3 million; and the write-off of $2.7 million of previously deferred financing costs associated with the repayment of the GECC capital lease in June 2005. The increase was partially offset by the absence of $3.2 million of interest expense and deferred financing costs connected with the GECC capital lease. Cash paid for interest was $11.1 million for the nine months ended September 30, 2005, an increase of $10.9 million from $0.2 million for the nine months ended September 30, 2004. This increase relates to interest payments on our Revolving Facility of $0.6 million as well as interest payments on our noncurrent capital leases of $10.1 million. Interest payments on our noncurrent capital leases commenced in the fourth quarter of 2004. Management expects payments for cash interest expense to be approximately $14-15 million for 2005 under our current financing arrangements.

Net Loss. Net loss for the nine months ended September 30, 2005 was $55.9 million, an improvement of $71.2 million, or 56%, from $127.1 million for the nine months ended September 30, 2004, primarily driven by the factors previously described.

LIQUIDITY AND CAPITAL RESOURCES

Executive Summary

As of September 30, 2005, our cash balances were $50.8 million. We had $31.6 million in net cash provided by operating activities during the nine months ended September 30, 2005, an increase of $66.6 million from net cash used in operating activities of $35.0 million for the nine months ended September 30, 2004. This change was primarily driven by improvements in our results of operations, partially offset by cash payments for restructuring activities and acquisition and integration-related costs necessary to realize synergies. Net cash used in investing activities for the nine months ended September 30, 2005 was $36.4 million, a decrease of $102.9 million from net cash used in investing activities of $139.3 million for the nine months ended September 30, 2004. This change was primarily related to the 2004 acquisition of the CWA assets, partially offset by an increase of $11.7 million in capital expenditures. Net cash provided by financing activities for the nine months ended September 30, 2005 was $1.0 million, a decrease of $198.5 million from net cash provided by financing activities of $199.5 million for the nine months ended September 30, 2004. This decrease primarily relates to $200.0 million in financing for the 2004 acquisition of the CWA assets.

Historically, we have not been cash flow positive. However, in 2005, we expect to fund our business needs primarily through cash flows from operations. Management does not consider the cash flows from 2004 to be representative of the expected future cash flows as significant acquisition and integration costs were paid during that year. We ended 2004 with positive cash flows from operations for the fourth quarter and continued that trend in 2005. The achievement of this goal is reflected in the quarterly trend analysis below, which presents cash flows from operations for the four consecutive quarters through September 30, 2005. Due to the dynamic nature of our industry and unforeseen circumstances, if we are unable to fully fund cash requirements through operations, we may need to obtain additional financing through a combination of equity and debt financings, renegotiation of terms on our existing debt, and sales of assets and services. If any such activities are required, there can be no assurance that we would be successful in completing any of these activities on terms that would be favorable to us. As of September 30, 2005, our unused availability under the Revolving Facility was $15.1 million, which is reflective of $11.9 million of letters of credit outstanding and $58.0 million of outstanding principal.

The following table presents a quarterly overview of key components of our cash flows (in thousands):

	Three Months Ended
	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004
Net cash provided by operating activities	$21,445	$164	$9,980	$8,262
Net cash used to pay acquisition, integration, and restructuring costs (1)	(594)	(10,773)	(3,303)	(5,580)
Net cash used in investing activities	(7,826)	(13,614)	(14,955)	(6,861)
Capital expenditures (2)	(7,826)	(13,848)	(14,121)	(7,224)
Net cash provided by (used in) financing activities	315	711	(46)	16
Net increase (decrease) in cash and cash equivalents	13,776	(13,252)	(5,103)	1,971

(1)	Such costs are components of net cash provided by operating activities
(2)	Capital expenditures is a component of net cash used in investing activities

Discussion of Changes in Liquidity and Capital Resources

Net cash provided by operating activities was $31.6 million for the nine months ended September 30, 2005, an increase of $66.6 million from net cash used of $35.0 million for the nine months ended September 30, 2004. This increase for the nine months ended September 30, 2005 is primarily driven by improvements in our cash results from operations, partially offset by cash used to pay restructuring activities of $7.5 million and acquisition and integration-related costs to achieve synergies of $7.2 million. Such increase also reflects the negotiation of telecommunications provider service credits of $15.1 million for the nine months ended September 30, 2005. We will not incur any integration expenses in the fourth quarter of 2005, as integration activities have been completed. However, we do expect to pay up to $2.7 million of previously expensed integration-related costs throughout the first quarter of 2006. We also expect to benefit by approximately $4-5 million from remaining negotiated telecommunications provider service credits in the fourth quarter of 2005 and approximately $1-2 million throughout the first quarter of 2006. Net cash provided by operations, before considering the aforementioned items, was $31.2 million for the nine months ended September 30, 2005 compared to $2.0 million of cash used in operations for the nine months ended September 30, 2004.

Net cash used in investing activities for the nine months ended September 30, 2005 was $36.4 million, a decrease of $102.9 million compared to $139.3 million in net cash used in investing activities for the nine months ended September 30, 2004. This decrease primarily relates to net cash used of $117.1 million for the acquisition of CWA for the nine months ended September 30, 2004, which was partially offset by an increase in capital expenditures of $11.7 million for the nine months ended September 30, 2005. The increase in capital expenditures supports the growth in hosting and managed IP VPN services.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $1.0 million, a decrease of $198.5 million from net cash provided by financing activities of $199.5 million for the nine months ended September 30, 2004. This decrease primarily relates to the $200.0 million issuance of Subordinated Notes and warrants to purchase Series B Preferred and the $8.0 million of restricted cash released offset by $9.8 million of capital lease payments for the nine months ended September 30, 2004. This decrease in net cash provided by financing activities was partially offset by $58.0 million of proceeds from borrowings against the Revolving Facility, of which $53.7 million was used to repay outstanding principal and accrued interest under our master lease agreement with GECC and $3.9 million used to pay debt issuance costs associated with the Subordinated Notes and Revolving Facility for the nine months ended September 30, 2005.

Revolving Credit Facility

On June 10, 2005, we and certain of our subsidiaries entered into a credit agreement with Wells Fargo Foothill, Inc., as arranger and administrative agent, and certain other lenders to provide us with an $85.0 million Revolving Facility, which includes a $15.0 million letter of credit facility. The Revolving Facility may be used for working capital and other general corporate purposes. A portion of the proceeds from the Revolving Facility were used to fully retire $53.9 million in outstanding principal and accrued interest under our master lease agreement with GECC, achieving more favorable borrowing rates and a longer borrowing term. In conjunction with the repayment of the GECC master lease, $2.7 million of previously deferred financing costs were written off to interest expense. In addition, $3.8 million of the proceeds were used to pay fees and expenses associated with the Revolving Facility, which were recorded as other current and other non-current assets in our condensed consolidated balance sheet as of September 30, 2005 and are being amortized over the term of the Revolving Facility. The Revolving Facility matures, and all outstanding borrowings and unpaid interest are due, on December 9, 2008. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined by the Revolving Facility. As of September 30, 2005, the $85.0 million Revolving Facility included outstanding principal of $58.0 million, outstanding letters of credit of $11.9 million (see Note 10), and unused availability of $15.1 million. We may terminate the Revolving Facility prior to maturity, provided that we pay a premium of 2.0% of the revolver amount if terminated during the first 12 months of the Revolving Facility term, a premium of 0.5% of the revolver amount if terminated during the 12 months thereafter, and no premium during the remainder of the term.

The Revolving Facility contains affirmative covenants, negative covenants and financial covenants that are more favorable than those under the master lease agreement with GECC. The negative covenants place restrictions on, among other things, levels of investments, indebtedness, and dividend payments that we may make or incur. The financial covenants, which apply only if we maintain qualified cash and availability of less than $35.0 million, require the maintenance of certain financial ratios at defined levels. Under the Revolving Facility, borrowings bear interest at a base LIBOR rate of one to six months plus an additional 2.75% to 3.25%, determined by certain financial ratios, with a minimum interest rate at all times of 5.25%. As of September 30, 2005, the Revolving Facility bears interest at 7.02% based on the six-month LIBOR set in August 2005 of 4.02%. The six-month LIBOR was 4.29% as of September 30, 2005. Interest is payable at varying dates, as outlined in the Revolving Facility agreement, generally every one to three months. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee. The Revolving Facility is secured by substantially all of our domestic properties and assets. The carrying amount of our obligations under the Revolving Facility approximate fair value because the interest rates are based on floating interest rates identified by reference to market rates.

Subordinated Notes

As previously described, in the first quarter of 2004, we issued $200.0 million of Subordinated Notes, the proceeds of which were used to fund the CWA acquisition and to fund operational, working capital and capital expenditure requirements related to the CWA acquired assets or caused by the CWA acquisition. Debt issuance costs associated with the Subordinated Notes were $2.0 million, consisting of fees paid to the purchasers of the Subordinated Notes, which were capitalized in other non-current assets and are being amortized to interest expense using the effective interest method until maturity. The Subordinated Notes accrue interest based on a 365-day year at a rate of 12.5% per annum until February 3, 2005 and 15% per annum thereafter, payable in kind semi-annually on June 30 and December 31 through the issuance of additional Subordinated Notes equal to the accrued interest payable at the time of settlement. Among other requirements, the provisions of the Subordinated Notes include an early redemption feature, a make-whole premium, and a change of control clause. Upon a change of control, the holders of the Subordinated Notes have the right to require the Company to redeem any or all of the Subordinated Notes at a cash price equal to 100% of the principal amount of the Subordinated Notes, plus all accrued and unpaid interest as of the effective date of such change in control. The Subordinated Notes mature in a single installment on February 9, 2009.

Warrants immediately exercisable for Series B Preferred were issued with the Subordinated Notes. The $200.0 million in proceeds from issuance were allocated between the Subordinated Notes and the warrants for Series B Preferred, based on their relative fair values, resulting in an original issue discount of $65.9 million. The allocated value of the Subordinated Notes at date of issuance, plus accrued interest on the face value and accreted interest on the original issue discount, are reflected as long-term debt. The fair value of the Series B Preferred was determined with the assistance of an independent third-party valuation firm. The allocated fair value of the warrants for Series B Preferred is reflected in additional paid-in capital in stockholders’ deficit in our condensed consolidated balance sheets. The purchasers of the Subordinated Notes exercised their warrants immediately upon closing for shares of Series B Preferred, which were converted into shares of our common stock in December 2004. The outstanding principal and payable in kind interest of the Subordinated Notes, excluding the original issue discount was $248.1 million as of September 30, 2005 and $223.0 million as of December 31, 2004.

Debt Covenants

The provisions of our Revolving Facility and Subordinated Notes contain a number of covenants that could restrict or limit our ability to:

•	incur more debt;

•	pay dividends, subject to financial ratios and other conditions;

•	make other distributions;

•	issue stock of subsidiaries;

•	make investments or acquisitions;

•	repurchase stock;

•	create subsidiaries;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate; and

•	transfer and sell assets.

The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt agreements and could trigger acceleration of repayment. Any default under such agreements might adversely affect our growth, financial condition, results of operations and the ability to make payments on indebtedness or meet other obligations. As of and during the nine months ended September 30, 2005 and 2004, we were in compliance with all covenants under the Revolving Facility and Subordinated Notes, as applicable.

Future Principal Payments

As of September 30, 2005, aggregate future principal payments of long-term debt are zero in each of the years 2005, 2006, and 2007 and $58.0 million in 2008 and $401.9 million in 2009, consisting of $200.0 million in principal and $201.9 million of accrued paid in kind interest, with no payments thereafter. The weighted average interest rate applicable to our outstanding borrowings under the Credit Agreement and Subordinated Notes was 12.85% as of September 30, 2005 and 14.50% as of September 30, 2004.

Other Financing Activities

In connection with the execution of the Revolving Facility previously described, we repaid all outstanding principal and interest under our master lease agreement with GECC in June 2005. We made cash interest payments of $11.1 million for the nine months ended September 30, 2005 and $0.2 million for the nine months ended September 30, 2004.

Commitments and Contingencies

Our customer contracts generally span multiple periods, which result in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $18.0 million in year 2005; $36.7 million in year 2006; $12.9 million in year 2007; and $1.1 million thereafter. Should we not meet the minimum spending levels in any given term, decreasing termination liabilities representing a percentage of the remaining contracted amount may become immediately due and payable. Furthermore, certain of these termination liabilities are subject to reduction should we experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if we had terminated all of these agreements as of September 30, 2005, the maximum liability would have been $35.1 million.

In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk, such as letters of credit and indemnifications, which are not reflected in our consolidated balance sheets. The agreements associated with such guarantees and financial instruments mature at various dates through July 2017 and may be renewed as circumstances warrant. As of September 30, 2005, we had $11.9 million in letters of credit pledged as collateral to support various property leases and utilities. In addition, certain of the operating leases assumed by us in the CWA acquisition were collateralized by Cable & Wireless plc with letters of credit and guarantees. Such collateral remained in place following the acquisition and we agreed to reimburse Cable & Wireless plc for any payments made under the collateral. Such collateral totals $15.1 million and will be replaced by us on or before July 2007. Our financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In our past experience, no claims have been made against these financial instruments nor do we expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, we determined such financial instruments did not have significant value and have not recorded any related amounts in our condensed consolidated financial statements.

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

We are subject to various legal proceedings and other actions arising in the normal course of business. While the results of such proceedings and actions cannot be predicted, we believe, based on facts known to management today, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We have employment agreements with key executive officers that contain provisions with regard to base salary, bonus, stock options, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control.

The following table presents our undiscounted contractual cash obligations as of September 30, 2005 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt (1)	$459,893	$—	$—	$459,893	$—
Asset retirement obligation	50,118	428	1,008	20,660	28,022
Operating leases	395,052	58,009	105,484	90,266	141,293
Capital lease obligations (2)	167,214	10,784	21,633	22,779	112,018
Unconditional purchase obligations	202,299	76,940	31,843	14,357	79,159

Total contractual cash obligations	$1,274,576	$146,161	$159,968	$607,955	$360,492

(1)	Includes interest accrued of $201.9 million over the remaining term of the Subordinated Notes. Interest is payable in kind through the issuance of additional Subordinated Notes equal to the accrued interest payable at the time of settlement.
(2)	Includes interest payments of $107.1 million over the remaining term of the obligations.

CRITICAL ACCOUNTING POLICIES

While all of the significant accounting policies described in the notes to our consolidated financial statements are important, some of these policies may be viewed as being critical. Such policies are those that are most important to the portrayal of our financial condition and require our most difficult, subjective or complex estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and assumptions. For further information regarding the application of these and other accounting policies, see Note 2 of Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Part II, Item 7 of the 2004 Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), “Share-Based Payment” (SFAS 123(R)), effective January 1, 2006, which is a revision of SFAS 123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock, and other stock-based instruments, to be recognized in the financial statements based on their fair values. As permitted by SFAS 123, we currently account for share-based payments to employees using the intrinsic value method under APB 25 and, as such, only recognize compensation cost for employee stock options to the extent that options have been issued with an exercise price below the fair market value of our common stock on the date of grant. Accordingly, the adoption of SFAS 123(R) will have an impact on our results of operations, although it will have no impact on our overall financial position. Based on employee stock options outstanding as of September 30, 2005, we estimate that we will recognize $5.2 million in compensation cost for the year ended December 31, 2006. Had we adopted SFAS 123(R) in prior periods, the impact of adoption would have approximated the fair value disclosure of pro forma net loss and net loss per common share previously disclosed in our Quarterly and Annual Reports filed on Forms 10-Q and 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

We are subject to market risks arising from changes in interest rates that affect our variable rate debt. As of September 30, 2005, we had borrowed a total of $58.0 million under our Revolving Facility. Amounts borrowed under the Revolving Facility bear interest at LIBOR rates plus an applicable margin. As LIBOR rates fluctuate, interest expense on amounts borrowed fluctuates. The interest rate on our variable rate debt as of September 30, 2005, was 7.02%. A hypothetical increase in the interest rate by 1% on our variable rate debt would increase annual interest expense by approximately $0.6 million. The change in interest rates is based on hypothetical movements and is not necessarily indicative of the actual results that may occur. Future results of operations will be affected by actual fluctuations in interest rates.

There have been no other material changes in our assessment of market risk sensitivity since our presentation of “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2005, we conducted an evaluation, under the supervision and with the participation of management, including the Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Securities Act)) as of the end of the period covered by this report. Based upon that evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Act) during the quarter ended September 30, 2005, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are subject to various legal proceedings and actions arising in the normal course of business. While the results of such proceedings and actions cannot be predicted, we believe, based on facts known to management today, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On October 19, 2005, a lawsuit was filed by American Express Travel Related Services Company, Inc. against us and our Chief Executive Officer, Robert A. McCormick, in the Supreme Court of the State of New York, in connection with the nonpayment of charges on a corporate credit card issued to Mr. McCormick.

On October 24, 2005, we announced that our audit committee was conducting a full investigation into the matters relating to the American Express lawsuit and that, pending completion of the investigation, Mr. McCormick has been placed on an unpaid leave of absence. John M. Finlayson, our President and Chief Operating Officer, has been appointed as Acting Chief Executive Officer.

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit Index Number	Exhibit Description	Filed with the Form 10-Q	Incorporated by Reference
			Form	Filing Date with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1	November 12, 1999	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	January 31, 2000	3.2
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 14, 2002	3.3
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 13, 2004	3.4
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 5, 2005	3.5
3.6	Amended and Restated Bylaws of the Registrant		10-Q	May 15, 2003	3.4
4.1	Form of Common Stock Certificate		S-1/A	January 31, 2000	4.1
4.2	Certificate of Designations relating to the Registrant’s Series A Convertible Preferred Stock		8-K	March 27, 2002	4.2
4.3	Amended and Restated Certificate of Designations for Registrant’s Series B Convertible Preferred Stock		10-Q	August 13, 2004	4.4
4.4	Warrant Agreement, dated as of March 15, 2002, between the Registrant and Nortel Networks Inc.		10-Q	May 15, 2002	4.4
4.5	Warrant, dated March 18, 2002, to purchase the Registrant’s common stock issued to Nortel Networks Inc.		10-Q	May 15, 2002	4.6
4.6+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital II, L.P.		8-K	July 8, 2002	4.7
4.7+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital Offshore II, L.P.		8-K	July 8, 2002	4.8
4.8+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to The BSC Employee Fund IV, L.P.		8-K	July 8, 2002	4.9
4.9+	Warrant, dated, June 28, 2002, to purchase the Registrant’s common stock issued to CVC II Partners, L.L.C.		8-K	July 8, 2002	4.10
4.10	Form of Series A Subordinated Note		8-K	February 25, 2004	4.12
10.1	Form of Stock Unit Agreement under the 2003 Incentive Compensation Plan		8-K	August 23, 2005	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVVIS, Inc.

Date:	November 1, 2005	By:	/s/ John M. Finlayson
John M. Finlayson
Acting Chief Executive Officer, President, and Chief Operating Officer
(principal executive officer)

Date:	November 1, 2005	By:	/s/ Jeffrey H. VonDeylen
Jeffrey H. VonDeylen
Chief Financial Officer
(principal financial officer and principal accounting officer)