Form 10-K
period 2005-12-31
SAVVIS, Inc.
filed 2006-02-28
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2005, was approximately $138,826,971 based upon the last reported closing sales price of $1.10 as reported on the Nasdaq Capital Market Index of such equity on such date.

The number of shares of the registrant’s common stock outstanding as of February 24, 2006 was 181,472,805.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Portions of the definitive proxy statement for the 2006 Annual Meeting of Stockholders to be held on April 25, 2006, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

SAVVIS, INC.

REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS.

OVERVIEW

SAVVIS, Inc. (SAVVIS) is a global information technology (IT) services company delivering integrated hosting, network, digital content services, industry solutions, security, and professional services to businesses around the world and to various segments of the U.S. federal government. Our unique solutions model combines advanced virtualization technology, a utility services approach, and automated software management and provisioning systems to deliver “instant” access to a suite of IT services that offer high availability, business agility and disruptive economics. Our solutions enable customers to focus on their core business while we ensure the performance of their IT infrastructure. We have approximately 5,200 customers across all industries with a particular emphasis in the financial services, media and entertainment, retail, and the U.S. federal government sectors. For the fiscal year ended December 31, 2005, our revenues exceeded $667.0 million.

SAVVIS operates an IT infrastructure that extends to 45 countries and includes:

•	25 Data Centers in the United States, Europe, and Asia with over 1.5 million square feet of space;

•	Private Managed Network with over 21,000 circuits around the world;

•	Content Delivery Network with approximately 410 server clusters located on over 120 networks in 29 countries;

•	Tier 1 OC-192 Internet Backbone with over 17,000 miles of fiber; and

•	Operations Support System (OSS) which provides automated provisioning, end-to-end management, and integration with commercial element management systems.

We combine this infrastructure with our operations expertise to deliver a broad portfolio of services. Our portfolio of services consists of:

Managed IP VPN includes private networks known as IP VPNs. This service is a fully managed, end-to-end service that includes all hardware, management systems, and operations to transport video and data applications. This service has built-in security, fully meshed connectivity, and the ability to assign individual service levels to different applications so each application receives the performance levels it requires and reduces unused capacity.

Hosting includes the facilities, networks, servers, storage, and operations to run business applications. Customers can take advantage of our flexible service model. This model allows customers to decide the right combination of our service for their applications from basic colocation to managed hosting to utility computing.

Digital Content Services provides a managed infrastructure tied to workflow applications that enhance the creation, production, and distribution of digital content and streaming media. These services help customers manage, share, store and distribute their digital content inside their organization and throughout supply chains outside of their organization.

Other Network Services includes Internet access and private line services to enterprises and wholesale carrier customers. These services can be purchased individually or in combination. The network portfolio emphasizes high performance and availability, end-to-end management and monitoring, security, fully-meshed connectivity between customer sites for improved reliability and efficiency, and cost effectiveness.

Our customers’ varied and individual needs often require that our portfolio of services be combined and integrated in order to best suit their needs. To address these needs, we also offer the following services:

Industry Solutions that integrate powerful applications with our global infrastructure to deliver services that enhance industry-specific workflows and improve enterprise productivity. Industry solutions support the financial services, media and entertainment and retail markets and the U.S. federal government. Cross-industry solutions for email and collaboration are also available.

Professional Services are provided through a group of industry experts and skilled practitioners that allow our customers to get the maximum value out of our company’s services. We offer assistance and consultation in security, web-based applications, business recovery, program management, infrastructure, and migration.

We were incorporated in Delaware in 1998 and began providing high speed Internet service to enterprise clients and Internet service providers. Through acquisitions and internal growth, we have grown our business and expanded our product and service offerings. In 2004, we acquired substantially all of the assets of Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc. together with the assets of certain of their affiliates (CWA). This acquisition expanded our portfolio of services, grew our customer base, and added 15 data centers, a Tier 1 Internet backbone, and an established content delivery network to our IT infrastructure. Also, in 2004, we launched our global portfolio of virtualized utility services that provide fully integrated server, storage and network capacity to run business applications using an on demand delivery model.

Unless the context requires otherwise, references to “we,” “us,” “our” and the “Company” refer to SAVVIS, Inc. and its subsidiaries.

INDUSTRY TRENDS

The IT strategy of businesses has been increasingly focused on eliminating costs, improving agility, and focusing resources on projects that deliver competitive advantages.

While IT capabilities often conveyed competitive advantages in the past, businesses now recognize that a large part of IT infrastructure is no longer a strategic differentiator. As the core functions of IT, such as data storage, processing, and transport, have become common throughout all industries, these functions have become simply costs of doing business.

Businesses currently face the challenge of allocating limited resources to new IT projects that can provide competitive advantages, while still having to spend most of their resources on existing, non-differentiating systems and infrastructure. In addition to the declining strategic importance of IT infrastructure, many businesses are also recognizing the high cost and inefficiency of managing IT themselves. As many companies experience budget constraints, it is increasingly difficult to upgrade technology and match IT costs with actual usage.

Given these trends in IT strategy, budget constraints, and inefficient use of resources, businesses often look to outsource core parts of their IT functions so they can focus on those parts of IT that still provide competitive advantages, such as customer or industry-specific applications.

While most businesses today accept outsourcing as a viable option, traditional outsourcing approaches are often not adequate and are often based on long terms with significant financial commitments. Also, many outsourcers simply operate a customer’s infrastructure without fundamentally changing the underlying technology or the way the infrastructure is managed. For example, an outsourcer may run the customer’s current IT systems more efficiently, but because they use legacy technology which is difficult to scale and secure and a rigid capital asset business model that cannot match IT expenses to ongoing business needs, the solution delivers small, incremental benefits.

OUR SOLUTION

Our solution is to provide managed IT infrastructure services that enable customers to improve the quality and lower the cost of their IT operations, increase the availability and security of their IT systems, and shift from a corporate IT model based on buying, maintaining and depreciating assets to a pay-as-you-go service model that can scale up or down as the business requires. Our solutions are based on three core capabilities:

Virtualization. Our integrated systems deliver a broad range of functionality that has been traditionally provided by discrete hardware components. We apply virtualization technology to servers, storage, security, and network devices so that solutions can be dynamically configured to meet customer requirements.

Utility Services. Through virtualization, we have created a pool of IT resources that we control and manage centrally. As a result, once the customer is connected to our network, the customer has access to a suite of services in an on-demand or “utility” basis, eliminating the unused capacity often found in IT systems.

Automation. We have developed proprietary software and end-to-end support systems that automates part of solutions delivery including components of order processing, service, provisioning, equipment management, and billing.

In addition, unlike some of our competitors who have single service offerings such as Internet access, colocation, or content delivery network offerings, we offer a full range of solutions, including all of those services as well as computing, storage, applications, network, and hosting. This approach enables us to be a flexible and scalable outsourcer able to provision tailored, end-to-end IT infrastructure solutions on demand.

OUR STRATEGY

Our strategy is to become a leading provider of utility-based managed services including: network, hosting, digital content services, industry solutions, and professional services. Key components of our strategy are to:

Lead with innovation. We seek to continually enhance our service portfolio by integrating leading technologies into our global infrastructure and using automation software to deliver high-value services.

Grow by delivering managed services. We offer a broad range of IT services. We believe our managed services including network, hosting, security, and digital content provide the greatest value to our customers, higher margins for our company, and assist in fostering long-term customer relationships.

Price according to market conditions. The downward pressure on pricing in the IT industry experienced over the last decade is beginning to stabilize with respect to some services. In some cases, prices are increasing as the supply in the IT industry decreases and the market for value-added services improves. We believe that this trend will continue particularly with respect to hosting services.

Sustain our business through world class support. Our service model has proven to be a primary differentiating factor among our competition and a key contributor to retaining our customers.

Cross-sell our full product offering to our existing customer base. Our full suite of network and hosting services offers our customer base an attractive migration path to utility services and enables us to achieve higher levels of customer retention and higher margins than traditional providers of commodity services such as bandwidth, space and power.

Further penetrate target vertical markets. Our service offering was originally developed to support real-time data collection, processing and distribution for the financial services industry. We aim to continue leveraging our expertise and IT infrastructure to further expand into other industry vertical markets with similar requirements for high-performance, cost-effective IT solutions such as media and entertainment, retail, and the U.S. federal government.

Pursue strategic relationships. We are pursuing strategic relationships with systems integrators and other IT companies that we believe will accelerate our revenue growth and expand the adoption of our utility services through their service capabilities and trusted relationships with their clients. We are also pursuing partnerships with firms that can add unique function to our services that address key market opportunities in targeted vertical markets or solution sets.

OUR SERVICES

We offer a suite of IT services that can be purchased as point solutions or as part of a total or partial outsourcing arrangement. These services fit broadly into the following categories: managed IP VPN, hosting, digital content services, other network services, industry solutions, and professional services.

Managed IP VPN

This category consists primarily of our IP VPN product family, which is a fully managed, end-to-end service that includes all hardware, management systems, and operations to transport video and data applications. This service has built-in security, fully meshed connectivity, and the ability to assign individual service levels to different applications so each application receives the performance levels required, and the customer pays for only what is needed.

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

Managed Hosting uses industry standard hardware and software platforms installed in our data centers to deliver the IT services for running customer applications. We bundle all the technology and operations support into a service that customers can pay for monthly. This allows our customers to benefit from a highly reliable and secure IT infrastructure without the capital expense and ongoing operations, personnel and systems.

Colocation offers a variety of options to customers with needs for data center space and power for their server and networking equipment needs. We globally manage 25 data centers in the United States, Europe, and Asia so customers around the world can easily access their equipment. We provide a stable power supply by eliminating spikes from the commercial power grid and providing a smooth transition to backup power supplies when necessary. Industrial grade cooling, fire suppression, physical security and hands-on support are key components of this offering.

Storage allows many businesses to buy data storage services on a monthly basis for both primary and backup applications. We offer both dedicated storage devices and utility storage to deliver a broad range of services including managed backup, managed vaulting, backup care and storage care.

Security is a unique collection of services. Our Security Utility is a flexible and scalable managed security offering that does not require hardware or software to be installed or managed at the customer’s premise. Our Dedicated Security Services use a layered combination of industry-leading technologies to provide intrusion detection and prevention services, managed network perimeter security, access and authentication, and scanning and analysis services.

Digital Content Services

WAM!NET Services provide a shared infrastructure tied to applications that streamline process and workflow around the creation, production and distribution of digital media and marketing content. These services help companies to manage, share, store, and distribute their digital media inside of their organization and throughout their external supply chains using a single access point.

Digital Studio provides production services for all forms of digital media to be delivered over the Internet. We have a full production studio in Weehawken, New Jersey that has produced thousands of webcasts, including producing and delivering annual shareholders’ meetings.

Content Delivery Network is a unique configuration of our hosting and network assets with approximately 410 server clusters located on over 120 networks in 29 countries, which improves the performance, reliability, and reach of web applications. Our caching services provide swift delivery of media content like graphics, video, and voice, and provide efficient downloads of software releases and security patches. Our streaming services can be used to deliver single events or libraries of video, music or animated content. Our Intelligent Traffic Management software can be used to route traffic to individual servers based on business rules or continuously monitor systems and to reroute traffic should performance bottlenecks emerge.

Other Network Services

Internet Access is designed for businesses that run mission critical applications over the Internet. We offer Tier 1 Internet services in the United States, Europe and Asia that are managed, unmanaged, or integrated with our IP VPN. For the large enterprise or carrier customer, we offer High Speed Dedicated Internet Access (HS-DIA) which is unmanaged and delivered at speeds ranging from OC3 to OC192.

Private Line is a point-to-point service sold on our OC192 backbone in the United States and Europe at physical line rates of T-1 and higher. These circuits are dedicated to an individual customer that wants to connect two points or to use our service as a transport leg in a broader, global connection path.

High Speed Layer-2 VPN utilizes multiprotocol label switching (MPLS), a networking standard that is increasing in the industry. Over time, MPLS intends to provide many of the same capabilities that our IP VPN delivers today including quality of service, fully-meshed connectivity between customer sites for improved reliability, efficiency, and security.

Industry Solutions

Financial Services support Financial Information eXchange (FIX) electronic trading, extranet connectivity, and raw and normalized market data feeds.

Media and Entertainment automates the creation, production, and distribution of digital content such as movies, music, software, print media, and marketing content.

Retail provides services for on-line, in-store, and in-print retail channels including: cardholder protection, e-commerce, customer service, distance learning, and managing and protecting digital brand assets.

Federal Government supports the unique information technology needs of the U.S. federal government departments and agencies through our subsidiary SAVVIS Federal Systems, Inc. based in Herndon, Virginia.

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

GLOBAL OPERATIONS

Facilities. Our clients connect to our infrastructure and receive services through over one hundred Points of Presence (PoPs) in 45 countries. PoPs are secured facilities that provide highly reliable, direct access to our high-speed telecommunications infrastructure. We provide network connectivity through an extensive global infrastructure that includes over 250 ATM and Frame Relay switches, over 200 backbone routers, and over 21,000 end points at customer locations. Our network is designed with highly redundant backbone infrastructure including diversely routed long haul and local access connections from multiple carriers. This backbone network uses a ring architecture so that at least two different paths exist between switching facilities resulting in a self-healing, fault-tolerant network.

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

Global Solutions Group. Our Global Solutions Group is responsible for managing and expanding relationships with existing customers. The team alerts customers when they begin to outgrow their services and works with them to maximize the performance of their solutions. They also introduce new services to clients and build a plan, when appropriate, for integrating these services into their current solutions. Finally, they work closely with clients as their contract renewal approaches, advising them on the best way to leverage our portfolio of services.

Operations Centers. Our global operations center located in St. Louis, Missouri, and our regional operations centers in Reading, U.K., Singapore, and Tokyo operate 24 hours a day, 365 days a year, and are staffed by skilled technicians. From the operations centers, we remotely monitor the components of the global infrastructure, perform diagnostics and maintain equipment. We also operate 25 data centers around the globe, with one of the highest levels of security, redundancy, availability and on-site support in the industry.

For information regarding our revenue and long-lived assets by geographic region, see Note 19 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

SALES AND MARKETING

We reach potential new customers and sell new services to our existing customers through our direct sales force, channel partners, and marketing programs.

Direct Sales. We have approximately 210 sales professionals working directly with our customers. Our direct sales force uses a “solution selling” approach to understand a customer’s IT infrastructure requirements. Once an opportunity is identified with a new or existing customer, we engage product and engineering experts to design the final solution. All direct sales representatives take part in an extensive training program designed to develop in-depth consultative selling skills.

Channel Partners. We partner with agents and resellers who either sell our products themselves or refer business to our direct sales force. Channel Partners are selected based on the strength of their customer relationships and their ability to complement our solution portfolio to deliver maximum value to a customer.

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

CUSTOMERS

We currently provide services to approximately 5,200 customers. In June 2005, Reuters Limited and Reuters S.A. (collectively, Reuters) acquired Moneyline Telerate Holdings, Inc. (Telerate), and the combined entity represented 15% of our revenue in 2005. No other individual customer accounted for more than 10% of our revenue during 2005.

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

Traditional Telecommunications Companies. This category includes companies such as AT&T Inc., Verizon Communications, Inc., and Sprint Nextel Corporation. These traditional carriers have used their legacy voice and data business to expand into IP VPN and hosting services.

Large Scale Systems Integrators. Leading companies in this category include IBM and Electronic Data Systems Corporation (EDS). These companies tend to focus on large scale, long-term systems integration projects and outsourcing contracts that include hiring a large portion of the client’s staff.

Internet Infrastructure Service Providers. Companies such as Equinix, Inc., Rackspace, Ltd., and Internap Network Services Corporation are included in this category. These companies tend to focus on one part of Internet infrastructure service such as colocation or Internet access.

Bandwidth Providers. Companies in this space, such as Level 3 Communications and Broadwing Corporation, focus on providing unmanaged network connections to businesses that want to build and manage their own wide area data networks. This part of the industry is price sensitive and customer costs for switching services are low.

Point Software and Service Solutions Providers. These competitors focus on delivering a niche solution to one of the industry verticals or solution areas that we target. These are smaller companies with expertise in a single area that may be difficult to integrate with a business’ overall IT operations.

Content Delivery Network Providers. The CDN market includes competitors such as Akamai Technologies, Inc. and Mirror Image® Internet, Inc. that focus entirely on CDN solutions separate from a business’ overall IT operations.

Do-It-Yourself. In addition, we “compete” against potential customers’ ability to build and manage their own IT infrastructure. For many businesses, do-it-yourself IT operations can drain scarce human resources away from developing new applications that provide competitive advantages and force the business to incur significant up-front capital expense for IT equipment that is then maintained and depreciated over a number of years.

REGULATORY MATTERS

The following section describes material laws and regulatory developments that we believe are currently applicable to our business. It does not cover all present or pending federal, state, local or foreign regulations affecting the communications industry.

Regulatory Analysis by Service Type

We provide a portfolio of flexible, integrated, managed, and global outsourced technology infrastructure services that can be purchased individually or in combination to support a broad range of business applications. Our portfolio includes a full range of managed communications that we market under various trade names. Our communications-related services that are, or may be, subject to regulation include managed IP VPN, high bandwidth Internet access, private line services, and hosting.

Managed IP VPN

The core of our managed IP VPN business is providing managed data networking services to corporate customers. The managed IP VPN that we provide are generally characterized by regulators as data transmission services or value-added services. Where required, we are authorized by law, individual license, general authorization obtainable by simple notification or declaration, or by an automatic “class” license to provide these services in all countries in which we expect to generate significant revenue from these services. This includes the United States, United Kingdom and Japan, as well as other major markets in North America, the European Union (EU) and Asia. We believe that we have all material licenses or authorizations necessary to run our business. If we identify the need for an additional license or authorization, we intend to acquire such license or authorization.

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

Private Line Services

We offer domestic and international private line services between the United States and the United Kingdom and between the United States and other locations in Europe and Asia where we have nodes to accommodate the service. This service consists of a direct dedicated connection between fixed points. Private line services are regulated in the United States as well as in other countries. We believe we have obtained all the necessary authorizations to provide these services. If we identify the need for any additional license or authorization, we intend to acquire such license or authorization.

Hosting

The hosting services that we currently provide in the United States and other countries are generally not considered telecommunications service. Hosting is a relatively new product offering in most countries and therefore, in general, communications regulations do not specifically address it. However, recent regulations including regulations concerning data protection may be applicable to the hosting industry, and in the future, as this industry grows, governments may adopt rules regulating it.

Future Regulatory Developments

We do not currently anticipate the establishment of any significant barriers or imposition of significant costs that would prevent us from obtaining the requisite authorizations in any of our principal markets. However, we cannot guarantee that governments will not institute laws and regulations that may affect the provision of these services and/or increase our costs for providing them. Any impact on our provision of services will depend on any new laws or regulations that are imposed.

In addition, our business relies on customer access, interconnection services and leased lines supplied by other carriers. Changes to government laws and policies related to these services, including charges to access other suppliers’ networks and charges that may be imposed to fund public programs, such as universal service, could have an impact on some of our services.

U.S. Regulatory Matters

With the exception of our private line service, our existing managed network, Internet access, and hosting services are generally not regulated by the FCC or any other government agency of the United States or public utility commissions of the individual states, other than regulations that apply to businesses generally.

Federal Regulatory Matters

The Telecommunications Act of 1996 regulates the provision of “telecommunications services” and generally exempts “information services” from its regulation. Excluding our private line service, we believe that the products and services we offer, whether on a facilities or resale basis, generally qualify as information services as defined by the Telecommunications Act or exempt information services as classified by the FCC and are not subject to federal regulation. However, the FCC has an ongoing proceeding in which it might determine that some or all of the information services that we provide should be subject to certain regulatory requirements.

In addition, there continues to be some uncertainty at the FCC and in the courts regarding the distinction between information and telecommunications services. For instance, at least one federal appeals court has found that when an Internet Service Provider (ISP) owns the transmission facilities, it provides telecommunications services and is subject to FCC regulation. Accordingly, the FCC and federal courts continue to consider whether or not facilities-based providers of Internet access services, like ourselves, should be required to unbundle the “information” portion of their services from the “telecommunications” portion of their services.

Furthermore, there are numerous proceedings pending before the FCC regarding the appropriate regulatory classification of broadband Internet access services, and other IP enabled services. Although the FCC has tentatively concluded that broadband wireline Internet access services are “information services,” under the Telecommunications Act, there is no guarantee that the FCC will adopt this tentative conclusion or that the FCC will not impose regulatory obligations on providers of broadband Internet access services, such as federal universal service fund (USF) contribution requirements.

Advancements in technology are also increasingly narrowing the distinctions, from a customer’s perspective, between traditional or basic telecommunications services and Internet protocol or Internet-based services with respect to voice, and this may also lead regulators to reassess their treatment of such services. The FCC previously concluded that some of the services currently offered over the Internet, such as phone-to-phone IP telephone services, may be functionally indistinguishable from traditional telecommunications service offerings and that their regulatory status should be reviewed.

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

State Regulatory Matters

Intrastate telecommunications services are subject to regulation by the relevant public utility commissions (PUCs) and may be subject to licensing requirements, tariffs, and/or subsidy mechanisms. States also regulate telecommunications services through certification of providers of intrastate services, regulation of intrastate rates and services offering, and other regulations. Under the Telecommunications Act, states retain jurisdiction to adopt regulations necessary to preserve universal services, protect public safety and welfare, ensure the continued quality of communications services and safeguard the rights of consumers.

Because we bundle our data transmission services with information services, we do not believe our managed IP, Internet access and hosting services are regulated at the state level for similar reasons that our services are not regulated by the FCC. However, there is some risk that our services could be subject to state regulation in the future.

Future Federal and State Developments

With the exceptions discussed above, we believe that the majority of our services are not currently subject to state or FCC licensing, reporting or USF obligations. However, various communications services and technologies are currently the subject of judicial proceedings, legislative hearings, and administrative actions which could change, in varying degrees, the manner in which the telecommunications industry as well as ISPs operate. For example, in 2005, the U.S. Supreme Court ruled that software developers may violate federal copyright law when they provide computer users with the means to share music and movie files over the Internet if the software companies take “affirmative steps to foster infringement by third parties.” We believe that issues, such as copyright infringment and in particular issues such as video on demand, will continue in the future. In addition, many states have recently passed notification laws when security is breached and personal information may have been disclosed. As a result, currently a patchwork of notification laws exist across the United States, and Congress is actively reviewing the need for national legislation in this area. We cannot predict the outcome of these proceedings, or the impact they may have on the telecommunications or information services industries generally, or on us particularly. In addition, we cannot guarantee that future legislative, regulatory or judicial changes in the United States or other countries in which we operate will not have a material adverse impact on our business. To the extent that future regulatory licenses or permissions are necessary or useful for us to provide our services, we currently expect that we would obtain those licenses and permissions and do not currently believe that such applications would be denied or we would face processing delays that will have a material adverse effect on us. Moreover, if new laws or regulations are imposed on our industry, or existing regulations are extended to cover our specific services, we expect these regulations to apply to all similarly situated parties offering comparable services, including our competitors.

International Regulatory Matters

International Operations and Authorizations

Our principal markets outside the United States include countries in the EU and the Asia Pacific Rim. We have network operational centers in the United Kingdom, Japan and Singapore. As is true in the United States, the market for our services in each of the major economies within these regions are open to foreign competition. We believe that we are authorized to provide our services under the applicable regulations in all countries where we derive substantial business. In certain countries throughout Asia, Latin America, the Middle East and Africa, regulatory and market access barriers, including foreign ownership limitations and entrenched monopolies, continue to prevent us from providing services directly to customers. As our business plan does not contemplate our selling a significant amount of services in any of these countries in the near term, we do not believe that our inability to offer services directly to customers in these countries will impact us significantly. Nevertheless, in many of the highly regulated countries in these regions, we partner with local providers to provide certain services indirectly to our customers.

European Union

In 1998, the EU adopted measures designed to liberalize the telecommunications networks and services of its member countries, and in 2003, the EU’s eCommunications Regulatory Framework became effective. As required, EU members are in the process or have incorporated these principles into their respective domestic legal frameworks.

The EU has also adopted a series of directives extending telecommunications regulation to electronic communications networks and services, including the Internet. For example, these directives provide, among other things that:

•	network services providers, such as ourselves, are generally exempt from liability for the content transmitted on their networks and for caching and hosting activities, subject to certain conditions;

•	network service providers are obligated to implement security measures and to discard customer data as soon as such data is no longer needed for billing; and

•	data processors, such as ourselves, may only use or process the data as specified by the data controller and must implement measures to protect the data from loss, alteration or misuse.

In addition, the EU’s draft directive on data retention has recently been approved, and the EU has proposed a directive that would require EU members to regulate content delivered over the Internet. At this point it is unclear the impact this new directive or proposed directive may have on our business in Europe.

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

United Kingdom

Within the EU, the United Kingdom is our largest single market. Our network operations center for our Europe, Middle East and Africa (EMEA) operations is based in London, as are the majority of our EMEA employees. In addition, we operate data centers in the United Kingdom. When the United Kingdom implemented the EU communications regime in 2003, it replaced the requirement for individual licenses granted under the Telecommunications Act 1984 by a General Authorization regime. Therefore, licenses are no longer required for providing communications networks or services in the United Kingdom, rather any entity is “generally authorized.” We, like all entities providing electronic communications networks and services, are subject to the General Conditions of Entitlement.

Asia-Pacific Rim

Our two primary markets in the Asia-Pacific Rim are Japan and Southeast Asia, and we are authorized to provide our services in both areas. Additionally, we operate network operations centers in both Japan and Singapore and a data center in Tokyo.

Japan

We believe we have all material licenses or authorizations in Japan to provide our services. If we identify the need for an additional license or authorization, we intend to acquire such license or authorization. As in many countries, it is not clear how Japan will treat IP services. Any new regulation or other measures that lead to less competition for IP servcies could be harmful to any new entrants including our company.

Singapore

Once characterized as a monopoly, the telecommunications market in Singapore is now one of the most liberalized and competitive in the region. We hold a Service Based Operator (Individual and Class) License that enables us to provide our services directly to our customers.

Global Developments

The World Trade Organization (WTO) is the international organization responsible for global rules governing trade among nations. In 1997, 70 WTO members made commitments with regard to basic telecommunications, including local and long distance and international services using both wireline and wireless technologies. Since that time, additional countries have made commitments with respect to basic services. In 2001, the WTO embarked on a new round of trade negotiations, which may not be completed in 2006. In addition, approximately 170 nations attending the World Summit on the Information Society in 2005 took part in negotiations on a number of topics, including Internet governance.

Despite enactment of the WTO agreement, regulatory obstacles continue to exist in a number of the countries that signed the agreement. Some less developed countries are not well prepared for competition or for effectively regulating a liberalized market, and even in the more liberalized countries, difficulties remain including complicated licensing rules, foreign ownership limits, high fees and undeveloped competition and interconnection safeguards. Nevertheless, we believe that, overall, the WTO agreement, and its implementation by these countries, which account for the bulk of global telecomunications revenue, offers us significant opportunities to provide our services on a global basis.

Other Pertinent Regulatory Developments

The laws and regulations relating to the liability of network service providers continues to evolve in the United States and abroad as the use and popularity of the Internet and World Wide Web continues to grow. Accordingly, laws and regulations are being and will likely continue to be adopted at the federal, state, and local levels, as well as in the foreign countries in which we operate, governing such issues as content liability, privacy, consumer protection, child protection, intellectual property, libel, taxation, mass circulation of unsolicited e-mail, gambling, pornography, law enforcement, and national security, among others. The implementation of any such legislation could result in direct or indirect regulation of service providers such as ourselves and we may be subject to litigation. In that case, it is likely that we would have to implement additional policies and procedures, and incur additional costs, designed to assure our compliance with the particular legislation and to defend against any claims, which costs could be material to our business.

INTELLECTUAL PROPERTY

We protect certain proprietary aspects of our business with a combination of patent, trademark, trade secret, copyright and other intellectual property laws. We have a number of United States and international patents protecting aspects of our technology, and we are currently pursuing patent applications in the United States and internationally. We have registered trademarks for our business name and several product and service names and marketing slogans. In addition, we have applied for trademark protection for various products, services and marketing slogans. We have also registered various Internet domain names in connection with the SAVVIS public website.

Although we consider our intellectual property rights to be valuable, we do not believe that the expiration of any single patent, service mark or trademark would materially affect our results of operations.

EMPLOYEES

As of December 31, 2005, we employed 2,124 full-time persons, of which 1,011 were engaged in engineering, global operations and customer service; 137 in product development and product engineering; 777 in sales, sales support, product management, and marketing; and 199 in finance and administration. None of our employees are represented by a labor union. We believe our relationship with our employees is good.

AVAILABLE INFORMATION

Our Internet site is at http://www.savvis.net. We are not including the information contained on our website as part of, or incorporating it by reference into, this filing. We make available to the public on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC). Our reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov.

EXECUTIVE OFFICERS

Our current executive officers and their positions with our company are set forth below.

Executive Officers	Age	Position and Office
John M. Finlayson	51	Acting Chief Executive Officer, President, Chief Operating Officer and Director
Jeffrey H. VonDeylen	41	Chief Financial Officer and Director
Timothy E. Caulfield	47	Managing Director – Global Solutions
Bryan S. Doerr	42	Chief Technology Officer
Matthew A. Fanning	52	Managing Director – Strategic Accounts
James D. Mori	50	Managing Director – Americas
Richard S. Warley	40	Managing Director – EMEA

Set forth below is a brief description of the principal occupation and business experience of each of our executive officers.

JOHN M. FINLAYSON has served as our Acting Chief Executive Officer since October 2005, our President and Chief Operating Officer since December 1999 and as a director of our company since January 2000. From June 1998 to December 1999, Mr. Finlayson served as Senior Vice President of Global Crossing Holdings, Ltd. and President of Global Crossing International, Ltd. Before joining Global Crossing, Mr. Finlayson was employed by Motorola, Inc. starting in 1994, most recently as Corporate Vice President and General Manager of the Asia Pacific Cellular Infrastructure Group from March 1998 to May 1998. Mr. Finlayson received a B.S. degree in Marketing from LaSalle University, a M.B.A. degree in Marketing, and a post-M.B.A. certification in Information Management from St. Joseph University.

JEFFREY H. VONDEYLEN has served as our Chief Financial Officer and a director since March 2003, after joining us as Executive Vice President for Finance in January 2003. From August 2002 to January 2003, Mr. VonDeylen served as Vice President for Corporate Development and Financial Analyst at American Electric Power Company. From June 2001 to June 2002, Mr. VonDeylen served as Chief Financial Officer for KPNQwest N.V. (KPNQwest). In 2002, KPNQwest filed a petition for “surseance” (moratorium) in The Netherlands, which moratorium was converted into a bankruptcy shortly thereafter. Before joining KPNQwest, he was employed by Global TeleSystems Inc. (GTS) as Senior Vice President of Finance from October 1999 to May 2001. In 2001, GTS filed, in pre-arranged proceedings, a petition for “surseance” (moratorium), offering a composition, in The Netherlands and a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, both in connection with the sale of the company to KPNQwest. From June 1998 until September 1999, Mr. VonDeylen served as Vice President and Corporate Controller of Qwest Communications International. Mr. VonDeylen received a B.S. degree in Accountancy from Miami University.

TIMOTHY E. CAULFIELD has served as our Managing Director – Global Solutions since joining us in March 2004. Prior to joining us, Mr. Caulfield served as Senior Vice President Consulting and Hosting Services for Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc. from September 2002 until our acquisition of the CWA net assets in March 2004 after CWA filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. From January 2001 to September 2002, Mr. Caulfield led regional and global operations for Exodus Communications until it was acquired by CWA after it filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. Previously, Mr. Caulfield held various leadership positions with ENVIOSNet, an enterprise and service support company, Gateway, Inc., Sequent Computer Systems and Digital Equipment Corporation. Mr. Caulfield received a B.A. degree from Clark University in Worcester, Massachusetts and a M.B.A. degree from the University of Oregon.

BRYAN S. DOERR has served as our Senior Vice President and Chief Technology Officer since October 2003. From February 2002 to October 2003, Mr. Doerr was our Vice President – Software Development. Prior to this, Mr. Doerr has held several positions in management, software technology research and software development at Bridge Information Systems, Inc., The Boeing Company, and Johns Hopkins University Applied Physics Laboratory. Mr. Doerr received his B.S. in Electrical Engineering from the University of Missouri–Columbia, an M.S. degree in Electrical Engineering from Johns Hopkins University, and a Masters in Information Management from Washington University in St. Louis, Missouri.

MATTHEW A. FANNING has served as our Managing Director–Strategic Accounts since February 2000. Mr. Fanning is responsible for our indirect channel distribution and our technical sales organization. Prior to joining our company, from March 1997 to February 2000, Mr. Fanning served as Vice President–Marketing and Sales for Comcast Corporation. Mr. Fanning earned his post-MBA certification in Information System Management and his M.B.A. in Marketing from St. Joseph’s University. He received a B.A. in English Literature from St. Joseph’s College.

JAMES D. MORI has served as our Managing Director–Americas since joining us in October 1999. Mr. Mori is responsible for our sales efforts in the United States, Canada and Latin/South America. Previously, Mr. Mori served as Area Director for Sprint Corporation from February 1997 to October 1999 and in various other sales leadership positions with Sprint Corporation prior to that time. Mr. Mori received a B.S. in Business Administration from the University of Missouri.

RICHARD S. WARLEY has served as our Managing Director – Europe, Middle East and Africa (EMEA) since September 2003. Previously, Mr. Warley held various positions at our company, including Executive Vice President of Corporate Development and Managing Director – Asia, since joining us in 2000. Prior to joining SAVVIS, Mr. Warley was a director in an investment banking group of Merrill Lynch & Co., Inc. Mr. Warley earned a B.A. and MSc with distinction from the London School of Economics and his law degree from the College of Law, London.

Our officers are appointed annually by our Board of Directors and serve at the Board’s discretion.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below in addition to all other information provided to you in this document. Any of the following risks could materially and adversely affect our business, results of operations and financial condition. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our company.

RISKS RELATED TO OUR BUSINESS

A material reduction in revenue from our largest customer, who represented 15% of our revenues in 2005, could harm our financial results to the extent not offset by cost reductions or new customers.

Together, Reuters and Telerate accounted for $100.5 million, or 15%, of our revenue in 2005 compared to $122.0 million, or 20%, of our revenue in 2004. This reduction from the prior year was primarily due to reduced pricing for certain of our services. In June 2005, Reuters acquired Telerate. We entered into a new three-year Master Services Agreement with Reuters in May 2005 and mutually agreed with Reuters to terminate the Network Services Agreement dated September 28, 2001, as amended. Under the new agreement, Reuters no longer has any obligation to purchase a minimum amount of our services. In addition, Reuters owns a network services company that directly competes with us and that was formed to be Reuters’ preferred network partner. Accordingly, there are no assurances that Reuters will continue to buy services from our company. The loss of this customer or a significant group of our other customers, or a considerable reduction in the amount of our services that Reuters purchases or a significant group of our customers purchase, could materially reduce our revenues which, to the extent not offset by cost reductions or new customer additions, could materially reduce our cash flows and financial position. This may limit our ability to raise capital or fund our operations, working capital needs and capital expenditures in the future.

We expect to continue to incur net losses.

We incurred a net loss of $69.1 million in 2005, $148.8 million in 2004, and $94.0 million in 2003. We had positive cash flows from operating activities of $62.9 million in 2005, and negative cash flows from operations of $26.8 million in 2004 and $0.3 million in 2003. We expect to continue to incur net losses at least through 2008.

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

Revenue loss occurs for several reasons, such as individual site reductions in customer networks, price reductions, voluntary termination by customers who choose to switch to a competing service and termination for nonpayment of bills or abuse of the network. While our experience in 2005 has been of market pricing stabilizing in some of the services we offer and in some cases increasing, we have experienced revenue loss in the past and, as our customer base grows, these revenue losses may recur. If, in the future, we were to lose a large number of customers without signing contracts with new customers, our revenues would decrease.

Our brand is not as well known as some of our competitors. Failure to develop brand recognition could hurt our ability to compete effectively.

We need to strengthen our brand awareness to realize our strategic and financial objectives. Many of our competitors have well-established brands associated with the provision of data networking, Internet access, hosting services, and digital content services, and significantly larger budgets for brand promotion than we do. The promotion and enhancement of our brand also will depend in part on our success in continuing to provide high quality services. We cannot guarantee that we will be able to maintain or achieve these levels of quality.

Our failure to meet performance standards under our service level agreements could result in our customers terminating their relationship with us or our customers being entitled to receive service credits which could lead to reduced revenues.

We have service level agreements with substantially all of our customers in which we provide various guarantees regarding our levels of service. As a result, service interruptions could result in difficulty maintaining service level commitments required by these agreements. If we fail to provide the levels of service required by these agreements, our customers may be able to receive service credits for their accounts, as well as terminate their relationship with us. In addition, any inability to meet our service level commitments could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.

We depend on a number of third party providers, and the loss of or problems with one or more of these providers may impede our growth or cause us to lose customers.

We are dependent on third party providers to supply bandwidth capacity leased from telecommunications network providers in the quantities and quality we require. While we have entered into various agreements for carrier line capacity, any failure to obtain additional capacity, if required, would impede the growth of our business and cause our financial results to suffer. In addition, our customers that use the services of these telecommunication providers may in the future experience difficulties due to system failures unrelated to our systems. If, for any reason, these providers fail to provide the required services to our customers, our customers may lose confidence in our company, and we may not be able to retain these customers.

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

We are highly leveraged. As of December 31, 2005, the total principal amount of our debt, including capital lease obligations, was $335.7 million. We expect our interest expense to be approximately $68 million and $75 million in 2006 and 2007, respectively, under our current financing. In order to finance our acquisition of the assets of CWA and to provide ongoing funding to its operations and capital expenditures, we issued $200.0 million in Series A Subordinated Notes in February 2004 that accrued interest at the rate of 12.5% per annum until February 3, 2005, and thereafter at 15% per annum. Interest accrues on a non-cash basis and is payable semi-annually in additional Series A Subordinated Notes. The notes are due on January 30, 2009. Our senior credit facility and capital lease obligations require monthly and quarterly cash payments for interest. Our senior credit facility matures in 2008 and our capital lease obligations have a maturity of three to thirteen years. Our level of indebtedness increases the possibility that we may not generate cash sufficient to pay, when due, the outstanding amount of our indebtedness. If we do not have sufficient cash available to repay our debt obligations when they mature, we will have to refinance such obligations, and there can be no assurance that we will be successful in such refinancing or that the terms of any refinancing will be acceptable to us. The amount of our debt also means that we must dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, reducing the funds available for operations, working capital, capital expenditures, acquisitions, and general corporate or other purposes. Our cash debt service obligation for our existing debt as of December 31, 2005, is approximately $15 million and $16 million in 2006 and 2007, respectively.

We may make acquisitions or enter into joint ventures or strategic alliances, each of which is accompanied by inherent risks.

If appropriate opportunities present themselves, we may make acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

•	the difficulty of assimilating the operations and personnel of the combined companies;

•	the risk that we may not be able to integrate the acquired services, products or technologies with our current services, products and technologies;

•	the potential disruption of our ongoing business;

•	the diversion of management attention from our existing business;

•	the inability to retain key technical and managerial personnel;

•	the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;

•	increases in reported losses as a result of charges for in-process research and development and the amortization of other intangible assets;

•	difficulty in maintaining controls, procedures and policies;

•	the impairment of relationships with employees, suppliers and customers as a result of any integration;

•	losses of acquired base of customers and accompanying revenue; and

•	the assumption of leased facilities, or other long-term commitments that could have a material adverse impact on our profitability and cash flow.

As a result of these potential problems and risks, businesses that we may acquire or invest in may not produce the revenue, earnings, or business synergies that we anticipated. In addition, we cannot assure you that any potential transaction will be successfully identified and completed or that, if completed, the acquired businesses or investment will generate sufficient revenue to offset the associated costs or other potential harmful effects on our business.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could harm our operating results.

Section 404 requires that we annually furnish an internal controls report of our management’s assessment of the effectiveness of our internal controls over financial reporting, and our auditors are required to attest to, and report on, our assessment. In addition, effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. Although we received an unqualified opinion regarding the effectiveness of our internal controls over financial reporting as of December 31, 2005, in the course of our ongoing evaluation of our internal controls over financing reporting, we have identified certain areas which we would like to improve and are in the process of evaluating and designing enhanced processes and controls to address these areas identified during our evaluation, none of which we believe constitutes or will constitute a material change. However, we cannot be certain that our efforts will be effective or sufficient for us, or our independent registered public accounting firm, to issue unqualified reports in the future, especially as our business continues to grow and evolve. Any failure to implement required new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results or cause management to be unable to report that our internal controls over financial reporting are effective.

We may be liable for the material that content providers distribute over our network.

The law relating to the liability of private network operators for information carried on or disseminated through their networks is still unsettled. We may become subject to legal claims relating to the content disseminated on our network. For example, lawsuits may be brought against us claiming that material on our network on which one of our customers relied was inaccurate. Claims could also involve matters such as defamation, invasion of privacy and copyright infringement. In addition, there are other issues such as online gambling where the legal issues remain unclear. Content providers operating private networks have been sued in the past, sometimes successfully, based on the content of material. If we need to take costly measures to reduce our exposure to these risks, or are required to defend ourselves against such claims, our financial results could be negatively affected.

Failures in our network, including any breach of security, could disrupt our ability to provide our services, increase our capital costs, result in a loss of customers or otherwise negatively affect our business.

Our ability to implement our business plan successfully depends upon our ability to provide high quality, reliable services. Interruptions in our ability to provide our services to our customers, through the occurrence of a natural disaster or other unanticipated problem, could adversely affect our business and reputation. For example, problems at one or more of our data center facilities could result in service interruptions or significant equipment damage. In addition, our network could be subject to unauthorized access, computer viruses, and other disruptive problems caused by customers, employees, or others. Unauthorized access, computer viruses or other disruptive problems could lead to interruptions, delays or cessation of service to our customers. Unauthorized access could also potentially jeopardize the security of confidential information of our customers or our customers’ end-users, which might expose us to liability from customers and the government agencies that regulate us as well as also deter potential customers from purchasing our services. We may be unable to implement disaster recovery or security measures in a timely manner or, if and when implemented, these measures may not be sufficient or could be circumvented through the reoccurrence of a natural disaster or other unanticipated problem, or as a result of accidental or intentional actions. Resolving network failures or alleviating security problems may also require interruptions, delays or cessation of service to our customers. Accordingly, problems at our data centers, network interruptions or breaches of security on our network may result in liability, a loss of customers and damage to our reputation.

Increased energy costs and power outages may adversely affect our operating results.

Our data centers are susceptible to regional costs of power and electrical power outages. We attempt to limit exposure to system downtime by using backup generators and power supplies. However, we may not be able to limit our exposure entirely even with these protections in place. In addition, we may not always be able to pass on the increased costs of energy on to our customers, which could harm our business.

Our failure to successfully implement our growth strategy could harm our business.

Our growth strategy depends on our ability to identify, hire, train and retain IT professionals, technical engineers, operations employees, sales and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company to grow. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of these personnel. In addition, we currently do not have a Chief Executive Officer or Chief Legal Officer. Furthermore, our growth strategy includes expanding our colocation business. Increasing our colocation business depends on our ability to either raise prices to existing customers or lease or acquire facilities in the desired markets where there is a demand for these services on commercially reasonable terms. There is no assurance that we will be able to recruit or retain qualified personnel or that we will be able to lease or acquire facilities in growth markets on commercially reasonable terms, and this failure to implement our growth strategy could cause our operations and financial results to be negatively impacted.

We may not be able to protect our intellectual property rights.

We rely upon a combination of internal and external nondisclosure safeguards including confidentiality agreements as well as trade secret laws to protect our proprietary rights. We cannot however assure you that the steps taken by us in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. We also are subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums in litigation, pay damages, develop non-infringing intellectual property, or acquire licenses to the intellectual property that is the subject of the alleged infringement.

Difficulties presented by international economic, political, legal, accounting and business factors could harm our business in international markets.

In 2005, 18% of our total revenue was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

•	unexpected changes in regulatory, tax and political environments;

•	longer payment cycles and problems collecting accounts receivables;

•	fluctuations in currency exchange rates;

•	our ability to secure and maintain the necessary physical and telecommunications infrastructure;

•	challenges in staffing and managing foreign operations; and

•	laws and regulations on content distributed over the Internet that are more restrictive than those currently in place in the United States.

Any one or more of these factors could adversely affect our business.

RISKS RELATED TO OUR INDUSTRY

The markets for our network, hosting, digital content services, industry solutions, and professional services are highly competitive, and we may not be able to compete effectively.

The markets for our network, hosting, digital content services, industry solutions, and professional services are extremely competitive, and there are few significant barriers to entry. We expect that competition will intensify in the future, and we may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully in these markets. Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and greater market presence, engineering and marketing capabilities and financial, technological and personnel resources than we do. As a result, as compared to us, our competitors may:

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

We have experienced and expect to continue to experience pricing pressure for some of the services that we offer. Prices for voice, wireless, and Internet services have decreased in recent years, and we expect significant price declines in the future. In addition, by bundling their services and reducing the overall cost of their services, telecommunications companies that compete with us may be able to provide customers with reduced communications costs in connection with their data networking, Internet access or hosting services, thereby significantly increasing pricing pressure on us. We may not be able to offset the effects of any such price reductions even with an increase in the number of our customers, higher revenues from enhanced services, cost reductions or otherwise. In addition, we believe that the data networking and VPNs and Internet access and hosting industries are likely to continue to encounter consolidation which could result in greater efficiencies in the future. Increased price competition or consolidation in these markets could result in erosion of our revenues and operating margins and could prevent us from becoming profitable. Furthermore, in recent months, these larger consolidated telecommunication providers have indicated that they want to start charging companies delivering services over the Internet for access to connected customers. If these providers are able to charge Internet companies for this, our costs will increase, and this could impact our ability to be profitable.

Consolidation in the telecommunications industry may impede our ability to compete effectively.

In recent months, several telecommunication companies completed mergers with other telecommunication companies, including the mergers of SBC Communications Inc. with AT&T Corp. and Verizon Communications, Inc. with MCI, Inc. This consolidation in the telecommunications industry results in fewer companies competing in this market, changing the nature of the market and possibly causing us to pay higher prices for the services that we receive from these companies, which may impede our ability to compete effectively.

Our operations could be adversely affected if we are unable to maintain peering arrangements with Internet Service Providers on favorable terms.

We enter into peering agreements with Internet Service Providers that allow us to access the Internet and exchange traffic with these providers. Previously, many providers agreed to exchange traffic without charging each other. Recently, however, many providers that previously offered peering have reduced peering relationships or are seeking to impose charges for transit. Increases in costs associated with Internet and exchange traffic could have an adverse effect on our business. If we are not able to maintain our peering relationships on favorable terms, we may not be able to provide our customers with affordable services, which would adversely affect our results from operations.

New technologies could displace our services or render them obsolete.

New technologies or industry standards have the potential to replace or provide lower cost alternatives to our Internet access services, data networking and hosting services. The adoption of such new technologies or industry standards could render these services obsolete or unmarketable. For example, these services rely on the continued widespread commercial use of the set of protocols, services and applications for linking computers known as Internet protocol. Alternative sets of protocols, services and applications for linking computers could emerge and become widely adopted. For example, improvements in Internet protocol to allow for the assignment of priorities to data packets in order to ensure their delivery in the manner customers prefer would eliminate one advantage of the Asynchronous Transfer Mode (ATM) architecture of our network. In addition, improvements in heating and cooling technology could render our data centers obsolete. We cannot guarantee that we will be able to identify new service opportunities successfully and develop and bring new products and services to market in a timely and cost-effective manner, or that products software and services or technologies developed by others will not render our current and future services non-competitive or obsolete. In addition, we cannot guarantee that our current and future services will achieve or sustain market acceptance or be able to address effectively the compatibility and interoperability issues raised by technological changes or new industry standards. If we fail to anticipate the emergence of, or obtain access to a new technology or industry standard, we may incur increased costs if we seek to use those technologies and standards, or our competitors that use such technologies and standards may use them more cost-effectively than we do.

The data networking and Internet access industries are highly regulated in many of the countries in which we plan to provide services, which could restrict our ability to conduct business in the United States and internationally.

We are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions. Future regulatory, judicial and legislative changes may have a material adverse effect on our ability to deliver services within various jurisdictions. For example, the EU will enact a data retention scheme that will include certain IP data that could have an impact on our operations in Europe. Moreover, national regulatory frameworks that are consistent with the policies and requirements of the World Trade Organization have only recently been, or are still being put in place in many countries. Accordingly, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market. As a result, in these markets we may encounter more protracted and difficult procedures to obtain licenses and negotiate interconnection agreements.

Within the United States, the U.S. government continues to evaluate the data networking and Internet access industries. The FCC has a number of on-going proceedings that could impact our ability to provide services. For example, the FCC has determined that the Communications Assistance for Law Enforcement Act applies to broadband access providers and interconnected VoIP, and the FCC has also issued a policy statement on “net neutrality” principles that it believes should govern the Internet. Such regulations and policies may complicate our efforts to provide services in the future.

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

Investment partnerships sponsored by Welsh, Carson, Anderson & Stowe (Welsh Carson) own approximately 55% of our outstanding voting stock as of December 31, 2005. In addition, these investment partnerships currently have the right to appoint half of the members of our Board of Directors pursuant to an Investors Rights Agreement among us and certain of our stockholders. During 2002, we issued $133.3 million of our 11.5% Series A convertible preferred stock (Series A Preferred) to investment partnerships sponsored by and individuals affiliated with Welsh Carson. The Series A Preferred accrues dividends at the rate of 11.5% per annum on the outstanding accreted value thereof and these accrued but unpaid dividends are added to the outstanding accreted value quarterly. The Series A Preferred is convertible into such number of our common stock equal to the outstanding accreted value divided by the conversion price of $0.75, and votes with our common stock on an as-converted basis. As of December 31, 2005, the accreted value of Series A Preferred held by Welsh Carson was $203.0 million, which was convertible into approximately 270.7 million shares of common stock. As of December 31, 2005, including outstanding common stock of approximately 52.8 million, investment partnerships sponsored by Welsh Carson had outstanding voting stock representing a total of approximately 323.5 million votes. In 2004, in order to fund our acquisition of the CWA net assets, we issued $200.0 million of our Series A Subordinated Notes. As of December 31, 2005, investment partnerships sponsored by Welsh Carson held approximately $147.0 million of these notes. Both the Series A Subordinated Notes and Series A Preferred contain provisions relating to a change of control of our Company. These factors, among others, could result in decisions concerning our operations or financial structure that may present conflicts of interest between Welsh Carson and its affiliates and our other common stockholders.

Holders of our common stock will continue to suffer significant dilution so long as our Series A Preferred Stock remains outstanding.

In 2002, as part of our recapitalization, we issued $203.1 million of Series A Preferred. The Series A Preferred accrues dividends at the rate of 11.5% annum on the outstanding accreted value thereof, and these accrued but unpaid dividends are added to the outstanding accreted value quarterly. The Series A Preferred is convertible into such number of our common stock equal to the outstanding accreted value divided by the conversion price of $0.75, and votes with our common stock on an as-converted basis. As of December 31, 2005, the accreted value of all Series A Preferred was $308.2 million, which is convertible into approximately 410.9 million shares of common stock.

There may not be an active, liquid market for our common stock.

There is no guarantee that an active trading market for our common stock will be maintained on the Nasdaq Capital Market. The Nasdaq Stock Market (Nasdaq) may delist our stock from the Nasdaq Capital Market if we fail to meet its listing requirements, such as the requirement to maintain a minimum bid price of $1.00 or more. On October 3, 2005, we received a notice from the Listing Qualifications division of Nasdaq indicating that our common stock is subject to potential delisting from the Nasdaq Capital Market because our common stock closed under $1.00 for thirty consecutive days. We have until April 3, 2006 to regain compliance. If we cannot demonstrate compliance by April 3, 2006, Nasdaq will determine whether we meet Nasdaq Capital Market initial listing criteria except for the bid price requirement. If we meet this initial listing criteria, Nasdaq will notify us that we have an additional 180 calendar days to regain compliance. We may regain compliance if at any time before April 3, 2006, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. However, Nasdaq has the discretion to require compliance for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, under certain circumstances. If we are unable to regain compliance, we may be delisted. If trading in our stock is not active, investors may not be able to sell their shares quickly or at the latest market price.

We may effect a reverse stock split to avoid our common stock being delisted from the Nasdaq Capital Market.

We may effect a reverse stock split in order to avoid being delisted from the Nasdaq Capital Market. However, while we expect that the resulting reduction in our outstanding shares of common stock will increase the market price of our common stock, we cannot assure you that the reverse stock split will increase the market price of our common stock by a multiple equal to the number of pre-split shares in the reverse split ratio, or result in any permanent increase in the market price. In some cases the stock price of companies that have effected reverse stock splits has subsequently declined back to pre-reverse split levels. A reverse stock split is often viewed negatively by the market and, consequently, could lead to a decrease in our overall market capitalization.

Sales of a significant amount of our common stock in the public market could reduce our stock price and impair our ability to raise funds in new stock offerings.

We have approximately 181.5 million shares of common stock outstanding as of February 24, 2006. In addition, as of December 31, 2005, we have approximately 410.9 million common shares issuable pursuant to the conversion of our Series A Preferred and approximately 13.1 million shares of common stock issuable pursuant to the exercise of outstanding warrants. The holders of our Series A Preferred and warrants are also entitled to certain registration rights. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline. Those sales also might make it more difficult for us to sell equity and equity-related securities in the future at a time and at a price that we consider appropriate.

Our stock price is subject to significant volatility.

Since January 2005 until the present, the price per share of our common stock has ranged from a high of $1.23 per share to a low of $0.41 per share. Our stock price has been and may continue to be subject to significant volatility due to sales of our securities by significant shareholders and the other risks and uncertainties described in this Form 10-K. The price of our common stock may also fluctuate due to conditions in the technology industry or in the financial markets generally.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As of the filing of this annual report on Form 10-K, there were no unresolved comments from the Staff of the SEC.

ITEM 2. PROPERTIES.

We lease 63 facilities occupying approximately 2.8 million square feet of floor space worldwide for our corporate offices, sales and administrative offices, network equipment and data centers. The locations of these facilities by major geographic areas of the world are as follows:

Geographic Area	Square Feet of Office Space	Square Feet of Network Equipment and Data Centers
United States	365,682	2,329,475
Europe	2,746	118,832
Asia	9,528	15,065

Worldwide Total	377,956	2,463,372

We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future.

ITEM 3. LEGAL PROCEEDINGS.

We are subject to various legal proceedings and actions arising in the normal course of our business. While the results of such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock, $0.01 par value per share, is traded on the Nasdaq Capital Market under the symbol SVVS. Prior to June 24, 2002, our common stock was traded on the Nasdaq National Market. The following table lists, on a per share basis for the periods indicated, the high and low closing sale prices for the common stock as reported by Nasdaq.

QUARTER ENDED	HIGH	LOW
March 31, 2005	$1.17	$0.57
June 30, 2005	1.16	0.41
September 30, 2005	1.23	0.79
December 31, 2005	0.79	0.52

March 31, 2004	$3.95	$1.47
June 30, 2004	2.63	1.27
September 30, 2004	1.51	1.00
December 31, 2004	1.35	0.85

Holders of the Corporation’s Capital Stock

As of February 24, 2006, there were approximately 1,216 holders of record of our common stock.

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

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
October 1, 2005 through October 31, 2005	—	—	—	—
November 1, 2005 through November 31, 2005	410,000	$0.72	—	—
December 1, 2005 through December 31, 2005	340,994	$0.72	—	—

(1)	The shares of common stock were repurchased pursuant to the Resignation Agreement and Release dated November 23, 2005, between our Company and Robert A. McCormick, a copy of which is filed with this Annual Report on Form 10-K as Exhibit 10.17.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The data for the years ended December 31, 2005, 2004, and 2003 and as of December 31, 2005 and 2004 are derived from our consolidated financial statements included elsewhere in this report. The data for the years ended December 31, 2002 and 2001 and as of December 31, 2003, 2002, and 2001 are derived from audited consolidated financial statements not included in this filing.

	For the Year Ended December 31,
(dollars in thousands, except share data)	2005	2004(4)	2003	2002	2001
Statement of Operations Data

Total revenues	$667,012	$616,823	$252,871	$236,004	$242,795
Loss from operations	(3,676)	(96,449)	(86,577)	(70,152)	(263,675)
Income (loss) from operations before cumulative effect of change in accounting principle (1)	(69,069)	(148,798)	(94,033)	16,704	(288,896)
Cumulative effect of change in accounting principle (2)	—	—	—	(2,772)	—
Basic and diluted loss per common share before cumulative effect of change in accounting principle (1) / (3)	$(0.61)	$(1.64)	$(1.34)	$(0.62)	$(3.10)
Cumulative effect of change in accounting principle (2)	—	—	—	(0.03)	—

Basic and diluted loss per common share (1) / (2) / (3)	$(0.61)	$(1.64)	$(1.34)	$(0.65)	$(3.10)

Other Financial Data

Net cash provided by (used in) operating activities	$62,857	$(26,757)	$(285)	$(44,968)	$(41,906)
Net cash provided by (used in) investing activities	(56,499)	(146,137)	13,058	(5,669)	(24,085)
Net cash provided by (used in) financing activities	572	199,467	(15,799)	70,616	48,204

	December 31,
(dollars in thousands)	2005	2004(4)	2003	2002	2001
Balance Sheet Data
Total assets	$409,646	$406,250	$124,623	$196,474	$255,784
Long-term debt (5)	275,259	171,051	—	—	170,403
Capital lease obligations (6)	60,486	114,034	56,902	65,149	65,775
Other long-term obligations	80,815	68,606	19,248	10,411	19,634

(1)	Includes gains on extinguishment of debt in the amount of $97.9 million for the year ended 2002 resulting from our recapitalization in March 2002 and a settlement we negotiated in November 2002.
(2)	Reflects a goodwill impairment charge of $2.8 million recorded in the first quarter of 2002.
(3)	As the effects of including the incremental shares associated with options, warrants, unvested restricted stock, and convertible Series A Convertible Preferred Stock are anti-dilutive, they are not included in the diluted weighted average common shares outstanding.
(4)	The significant increase in 2004 is a result of the CWA net assets acquisition on March 5, 2004.
(5)	The significant increase in 2005 is a result of outstanding principal under our revolving credit facility and accrued unpaid interest and principal under our Subordinated Notes.
(6)	The significant decrease in 2005 is a result of our repayment of $53.9 million in outstanding principal and accrued interest under our master lease agreement with General Electric Capital Corporation (GECC).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains, in addition to historical information, forward-looking statements within the meaning of the private securities litigation reform act of 1995 that involve risks and uncertainties, including those set forth in the “Business - Risk Factors” section of this report. Our actual results may differ materially from the results discussed in the forward-looking statements. You should read the following discussion together with our consolidated financial statements and the related notes to those financial statements that are included in Part IV, Item 15 of this Annual Report on Form 10-K, beginning on page 48.

EXECUTIVE SUMMARY

SAVVIS, Inc. is a global information technology (IT) services company delivering integrated hosting, network, digital content services, industry solutions, security, and professional services to businesses around the world and to various segments of the U.S. federal government. Our unique solutions model combines advanced virtualization technology, a utility services approach, and automated software management and provisioning systems to deliver “instant” access to a suite of IT services that offer high availability, business agility and disruptive economics. Our solutions enable customers to focus on their core business while we ensure the performance of their IT infrastructure. We have approximately 5,200 customers across all industries with a particular emphasis in the financial services, media and entertainment, retail, and the U.S. federal government sectors.

Services

Although we operate in one operating segment separated by geographic location, the following briefly describes our services by revenue category:

Managed IP VPN

Managed IP VPN includes revenue primarily from our IP VPN. This service is a fully managed, end-to-end service that includes all hardware, management systems, and operations to transport video and data applications. This service has built-in security, fully meshed connectivity, and the ability to assign individual service levels to different applications so each application receives the performance levels it requires and reduces unused capacity.

Hosting

Hosting revenue includes revenue from our managed hosting solutions. Hosting includes the facilities, networks, servers, storage, and operations to run business applications. Customers can take advantage of our flexible service model which allows them to decide the right combination of our service for their applications from basic colocation to managed hosting to utility computing.

Digital Content Services

Revenue from digital content services, or media services, includes our WAM!NET services, digital media services and Content Delivery Network (CDN) services. These services provide a managed infrastructure tied to workflow applications that enhance the creation, production and distribution of digital content and streaming media. These services help customers manage, share, store and distribute their digital content inside their organization and throughout supply chains outside of their organization.

Other Network Services

Other network services include Internet access and private line services to enterprises and wholesale carrier customers. These services can be purchased individually or in combination. The network portfolio emphasizes high performance and availability, end-to-end management and monitoring, security, fully-meshed connectivity between customer sites for improved reliability and efficiency, and cost effectiveness.

Our customers’ varied and individual needs often require that our portfolio of services be combined and integrated in order to best suit their needs. To address these needs, we also offer the following services:

Industry Solutions

Industry solutions integrate powerful applications with our global infrastructure to deliver services that enhance industry-specific workflows and improve enterprise productivity. These services support the financial services, media and entertainment and retail markets and the U.S. federal government. Cross-industry solutions for email and collaboration are also available.

Professional Services

Professional services are provided through a group of industry experts and skilled practitioners that allow our customers to get the maximum value out of our company’s services. We offer assistance and consultation in security, web-based applications, business recovery, program management, infrastructure, and migration.

Business Trends

Our financial results continue to be affected by competition in our industry. We expect competitive factors in our industry to continue to affect the prices for our services and our results of operations. Price pressures vary by product and service. Prices for telecommunications services, including the services we offer, have decreased over the past several years, and we expect to continue to see decreases for the foreseeable future. To some extent, the impact of lower prices that we charge our customers has been offset by lower costs incurred by us to provide the service. In addition, unmanaged bandwidth services have experienced significant price pressure. In contrast, colocation services have enjoyed more stable pricing, and we believe these services will continue to maintain stability as we provide more value-added services to our customers.

We have also addressed industry-wide price competition and price decreases by broadening the range of services that we offer, including the addition of CDN services, colocation services, carrier wholesale services, consulting services, and an expanded portfolio of managed security services as a result of our acquisition of the assets of CWA.

The addition of CWA’s IP network and hosting assets to our existing IP network and hosting business enabled us to expand the range of IP network services, consulting and infrastructure services that we could offer our customers.

In evaluating our financial results and the performance of our business, our management reviews our revenues, gross profit, defined as revenue less cost of revenue, excluding depreciation, amortization, and accretion, gross margin and operating income. In addition, management evaluates these indicators on a quarterly and annual basis in order to have a complete understanding of business trends.

Below is a quarterly and annual overview of these indicators (dollars in thousands):

	Quarter Ended				Year Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	December 31, 2005	December 31, 2004
Revenue	$162,172	$167,200	$166,127	$171,513	$667,012	$616,823
Gross Profit	53,109	58,556	59,211	60,988	231,864	178,860
Gross Margin	33%	35%	36%	36%	35%	29%
Income (loss) from Operations	(5,320)	(3,502)	2,310	2,836	(3,676)	(96,449)

Revenue

Prior to our acquisition of the CWA net assets in March 2004, we were heavily dependent on our largest customer, Reuters, which comprised 54% of total revenue for the year ended December 31, 2003. Most of our remaining revenue was generated from our managed IP VPN services. However, after we acquired the CWA net assets, our revenue profile changed significantly. Reuters revenue comprised only 15% of total revenue for the year ended December 31, 2005. Moreover, the acquisition increased our revenue from hosting services, which represented 44% of total revenue for the year ended December 31, 2005 and 36% of total revenue for the year ended December 31, 2004.

Our revenue grew by 8% during the year ended December 31, 2005 compared to the year ended December 31, 2004. As described further below, much of this growth is attributable to the acquisition of the CWA net assets. For the fourth quarter of 2005, our revenue increased 3% sequentially compared to the third quarter of 2005. This was due primarily to increases in revenue from Managed IP VPN of $2.0 million and hosting of $4.9 million, partially offset by minor declines in other network services and revenue from Reuters. Decreases in revenue of other network services continue to relate to unmanaged bandwidth pricing pressures in the market. We expect such revenue will continue to decline in 2006, but at a slower rate than in 2005 and 2004.

In June 2005, Reuters announced that it completed its acquisition of Telerate for cash and all of our Series A Convertible Preferred stock owned by Reuters, which represented approximately 14% of our outstanding voting stock. In the first quarter of 2005, Reuters also announced it signed a long-term agreement for the provision of network services with a competing telecommunications provider. In May 2005, we signed a new three-year contract with Reuters to continue providing network delivery of Reuters’ market data services worldwide and to create the opportunity for us to provide to Reuters a broad array of additional services. As a result of the new agreement, we reduced pricing for certain Reuters services and eliminated existing contractual minimum amounts. Accordingly, we expect revenue from Reuters to continue to decline in 2006.

We plan to offset this decrease and increase our revenue through a number of initiatives, including:

•	growing the number of people in our direct sales force and improving their productivity by increasing sales force automation and providing more sales support in terms of engineering and product expertise;

•	given our product breadth and extensive customer base, exploring opportunities to sell additional services to existing customers; and

•	capitalizing on the current imbalance in the supply and demand ratio for colocation services by continuing to achieve improved customer pricing.

We expect revenue in 2006 to be in a range of $730-750 million, for growth of 9-12%, including:

•	Hosting revenue increasing 20-25%;

•	Managed IP VPN revenue increasing 12-16%, and

•	Reuters contributing approximately 13-14% of total revenue, compared to 15% of total revenue in 2005.

Gross Profit and Gross Margin

We use gross profit and gross margin to evaluate the profitability of our business. Gross profit, defined as revenue less cost of revenue, but excluding depreciation, amortization, and accretion, was $231.9 million for the year ended December 31, 2005, an increase of $53.0 million, or 30%, from $178.9 million for the year ended December 31, 2004. The improvement of gross profit throughout the years ended December 31, 2004 and 2005 reflects our efforts to rationalize network operations, reduce our fixed network costs, and reduce the service costs of our hosting data centers as a result of the synergies from our acquisition of the CWA net assets. As a result, gross margin, defined as gross profit as a percentage of revenue, was 35% for the year ended December 31, 2005 compared to 29% for the year ended December 31, 2004.

Income (Loss) from Operations

Income (loss) from operations for the year ended December 31, 2005, was a loss of $3.7 million, an improvement of $92.7 million, or 96%, compared to a loss from operations of $96.4 million for the year ended December 31, 2004. The improvement was primarily driven by an increase in revenue of $50.2 million as well as reductions in the following areas: cost of revenue of $2.8 million; sales, general, and administrative expenses of $11.9 million; integration costs of $24.9 million; and non-cash equity-based compensation of $9.1 million. This improvement was partially offset by a $2.9 million increase in depreciation, amortization, and accretion and the addition of $3.3 million in net restructuring charges.

SIGNIFICANT TRANSACTIONS

Restricted Stock Units

In August 2005, our Board of Directors awarded 19.9 million restricted common stock units (RSUs) to executives and employees, of which 5.6 million were subsequently forfeited upon employment termination prior to December 31, 2005. No cash consideration was received by us for such awards. The vesting of the RSUs are subject to continued employment and our achievement of financial performance targets over a period of up to four years. RSUs represent common stock but do not give the recipient any actual ownership interest in our common stock, other than the right to receive cash dividends, until vested and the shares of common stock underlying the RSUs are delivered. We initially recorded $17.9 million of deferred compensation in conjunction with the grant of the RSUs, of which $4.8 million was subsequently reversed due to the above referenced forfeited RSUs, which represents the fair value of the RSUs on the date of grant. Deferred compensation is being amortized on a straight-line basis and recognized as non-cash equity-based compensation over the requisite service period. Compensation expense was $1.5 million during the year ended December 31, 2005. If we achieve our performance targets, non-cash equity-based compensation will be accelerated to ensure that the amount of non-cash equity-based compensation recorded is reflective of the vested RSUs.

Acceleration of Stock Option Vesting

In December 2005, prior to our adoption of SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)), the compensation committee of the board of directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $0.75 per share previously awarded to employees, including our executive officers and non-employee directors, under our equity compensation plans. The acceleration of vesting was effective for stock options outstanding as of December 13, 2005. Options to purchase approximately 21.1 million shares of common stock, including approximately 5.5 million options held by executive officers and approximately 0.2 million options held by non-employee directors, were subject to the acceleration, which resulted in 92% of our outstanding options being vested. The purpose of the acceleration was to enable us to minimize the amount of compensation expense recognized in association with these options in our consolidated statements of operations upon adoption of SFAS 123(R) in January 2006. We believe that the aggregate future expense that has been eliminated as a result of the acceleration of the vesting of these options is approximately $11.2 million. We also believe that because the options that were accelerated had exercise prices in excess of the current market value of our common stock on the date of acceleration, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.

Restructuring Charges

In June 2005, we recorded restructuring charges related to the termination of a naming rights agreement for use of our name on a sports and entertainment arena in St. Louis, Missouri. In connection with the termination of the naming rights agreement, we paid $5.5 million in cash and wrote off a $1.6 million naming rights asset, both of which were recorded as restructuring charges in our consolidated statement of operations for the year ended December 31, 2005. Termination of the naming rights agreement relieved us of $62.1 million in future cash obligations through June 2020. No further costs or obligations exist relative to the terminated naming rights agreement.

Also in June 2005, we terminated an operating lease relating to unutilized space for which a restructuring liability had previously been established for the net present value of future minimum lease payments. In connection with the termination of the lease, we paid $2.0 million in cash, which was recorded as a reduction of the existing restructuring liability included in noncurrent other accrued liabilities. The remaining restructuring liability balance of $3.9 million was reversed through restructuring charges in our consolidated statement of operations for the year ended December 31, 2005. Termination of the operating lease relieved us of $5.8 million in future cash obligations through March 2011. No further costs or obligations exist relative to the terminated operating lease.

CWA Net Asset Acquisition

In March 2004, we purchased substantially all of the assets and assumed certain liabilities of CWA, which was wholly-owned by Cable & Wireless plc, to expand and complement our existing service offerings. CWA provided a broad range of network and hosting services, including Internet access to a Tier 1 IP network, colocation, hosting, and other value-added services such as managed security and content distribution. The transaction, following approval by the U.S. Bankruptcy Court and other federal regulatory agencies, closed on March 5, 2004. The operating results of the acquired CWA net assets have been included in our results of operations from the closing acquisition date.

To finance the purchase and fund working capital and capital expenditure requirements of CWA, in February 2004, we issued $200.0 million in Series A Subordinated Notes, due 2009 (Subordinated Notes), and warrants to purchase shares of our Series B Convertible Preferred Stock (Series B Preferred) to a group of investors, including entities and individuals affiliated with Welsh Carson and Constellation Ventures, both of which were existing stockholders. The warrants were exercised and, in December 2004, were converted into 65.5 million shares of our common stock. The Series B Preferred was retired by our Board of Directors in 2005.

The total purchase price consisted of $155.0 million, the assumption of certain liabilities and leases for certain data centers and other facilities, and the funding of CWA’s working capital losses from January 28, 2004, through March 5, 2004, of $13.5 million. Additionally, we entered into an agreement to transfer our rights at closing to acquire four of the CWA data centers and one office facility to an unrelated third party for $52.0 million paid directly to the CWA bankruptcy estate. We subsequently leased those facilities back from that party for 15 years. As a result, the total cash cost of the acquisition of CWA net assets was $116.5 million.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-K does not reflect our future financial position, results of operations, and cash flows.

The Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Executive Summary of Results of Operations

Our operating results for the year ended December 31, 2005, are not directly comparable to operating results for the year ended December 31, 2004, as the 2004 information includes the operating results of the acquired CWA net assets from March 5, 2004, the date of the acquisition, through December 31, 2004. Revenue increased $50.2 million, or 8%, for the year ended December 31, 2005 compared to the year ended December 31, 2004, primarily as a result of increases in managed IP VPN and hosting services, partially offset by declines in digital content services, other network services, and Reuters revenue. Loss from operations improved $92.7 million, or 96%, for the year ended December 31, 2005 compared to the year ended December 31, 2004, primarily as a result of the increase in revenue, as well as reductions in cost of revenue of $2.8 million; sales, general, and administrative expenses of $11.9 million; integration costs of $24.9 million; and non-cash equity-based compensation of $9.1 million. This improvement was partially offset by increases in depreciation, amortization, and accretion of $2.9 million and the addition of $3.3 million in net restructuring charges. Net loss improved $79.7 million, or 54%, for the year ended December 31, 2005 compared to the year ended December 31, 2004, as a result of the factors previously described.

Revenue. The following table presents diversified revenue by major category and revenue from our largest customer:

	Year Ended December 31,
(dollars in thousands)	2005	2004	Dollar Change	Percent Change
Diversified Revenue:
Managed IP VPN	$112,449	$87,122	$25,327	29%
Hosting	294,518	223,917	70,601	32%
Digital Content Services	41,713	46,763	(5,050)	(11)%
Other Network Services	117,802	137,006	(19,204)	(14)%

Total Diversified Revenue	566,482	494,808	71,674	14%

Reuters Revenue	100,530	122,015	(21,485)	(18)%

Total Revenue	$667,012	$616,823	$50,189	8%

Revenue was $667.0 million for the year ended December 31, 2005, an increase of $50.2 million, or 8%, from $616.8 million for the year ended December 31, 2004. Managed IP VPN revenue was $112.4 million for the year ended December 31, 2005, an increase of $25.3 million, or 29%, from $87.1 million for the year ended December 31, 2004. The increase was mainly attributed to new sales activity and growth in existing services. Hosting revenue was $294.5 million for the year ended December 31, 2005, an increase of $70.6 million, or 32%, from $223.9 million for the year ended December 31, 2004. The increase was due primarily to the acquisition of the CWA net assets, stabilized pricing, and lower customer churn. Digital content services revenue was $41.7 million for the year ended December 31, 2005, a decrease of $5.1 million, or 11%, from $46.8 million for the year ended December 31, 2004. The decrease was due primarily to usage volatility and reduced pricing for CDN services during the year ended December 31, 2005 compared to the year ended December 31, 2004. Other network services revenue was $117.8 million for the year ended December 31, 2005, a decrease of $19.2 million, or 14%, from $137.0 million for the year ended December 31, 2004. The decrease was due primarily to unmanaged bandwidth pricing pressures for such services.

Reuters revenue was $100.5 million for the year ended December 31, 2005, a decrease of $21.5 million, or 18%, from $122.0 million for the year ended December 31, 2004. The decline was due primarily to pricing reductions and the elimination of minimum revenue commitments from Reuters. We expect 2006 revenue to be lower than 2005 as a result of revised competitive pricing and the elimination of the minimum revenue commitments based on the terms of the new agreement with Reuters described elsewhere in this Annual Report.

Cost of Revenue. Cost of revenue includes costs of leasing local access lines to connect customers to our Points of Presence (PoPs); leasing backbone circuits to interconnect our PoPs; IRU operations and maintenance; rental costs, utilities, and other operating costs for hosting space; and salaries and related benefits for engineering, service delivery/provisioning, customer service, consulting services personnel and operations personnel, who maintain our network, monitor network performance, resolve service faults, and install new sites, but excludes depreciation, amortization, and accretion, as well as non-cash equity-based compensation, which are reported separately. Cost of revenue was $435.1 million for the year ended December 31, 2005, a decrease of $2.9 million, or 1%, from $438.0 million for the year ended December 31, 2004. The decrease was primarily related to the realization of a number of cost-savings initiatives executed during the past 18 months, some of which were synergies realized in connection with the acquired CWA net assets. Gross profit, defined as total revenue less cost of revenue, was $231.9 million for the year ended December 31, 2005, an increase of $53.0 million, or 30%, from $178.9 million for the year ended December 31, 2004. Gross profit as a percentage of revenue increased to 35% for the year ended December 31, 2005 compared to 29% reported for the year ended December 31, 2004, primarily resulting from continued cost-savings initiatives and integration activities achieved through the realization of synergies from the acquired CWA net assets.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses include sales and marketing salaries and related benefits; product management, pricing and support, salaries and related benefits; sales commissions and referral payments; advertising, direct marketing and trade shows; occupancy costs; executive, financial, legal, tax and administrative support personnel and related costs; professional services, including legal, accounting, tax and consulting services; and bad debt expense, but exclude non-cash equity-based compensation, which is reported separately. Sales, general, and administrative expenses were $152.6 million for the year ended December 31, 2005, a decrease of $11.9 million, or 7%, from $164.5 million for the year ended December 31, 2004. Sales, general, and administrative expenses as a percentage of revenue were 23% for the year ended December 31, 2005, compared to 27% of revenue for the year ended December 31, 2004. This improvement was due primarily to the aforementioned cost-savings initiatives.

Depreciation, Amortization, and Accretion. Depreciation and amortization expense consists primarily of the depreciation of property and equipment and other assets held under capital lease, as well as amortization of intangible assets and leasehold improvements. Subsequent to the CWA net asset acquisition, accretion expense related to the aging of the discounted present value of various liabilities was included in this line item. Depreciation, amortization, and accretion expense was $74.9 million for the year ended December 31, 2005, an increase of $2.8 million, or 4%, from $72.1 million for the year ended December 31, 2004. The increase was due primarily to the acquisition of the CWA net assets, which significantly increased depreciable assets and intangible assets. Management expects depreciation, amortization, and accretion to be approximately $80 million for the year ended December 31, 2006, excluding the impact of additional capital expenditures.

Integration Costs. Integration costs represent the incremental costs of combining the acquired CWA net assets with SAVVIS, including rationalization of facilities, retention bonuses, integration consulting by third parties, which provide current or future benefit to the combined company. These costs are direct incremental costs incurred to obtain the synergies of the combined companies and are not expected to continue once we have completed our integration plan. Integration costs were $2.7 million for the year ended December 31, 2005, a decrease of $25.0 million, or 90%, from $27.7 million for the year ended December 31, 2004. Such costs in 2005 included $1.7 million for payroll costs and stay bonuses and $1.0 million for PoP consolidation and network restructuring. For the year ended December 31, 2004, these costs primarily included $7.5 million for specific contractual costs enumerated in the CWA asset purchase agreement; $3.0 million for consulting services related to integration; $6.2 million for payroll costs and stay bonuses; $5.4 million for PoP consolidation and network restructuring and $4.6 million for rationalization and migration from rejected vendor circuits. We will not incur any integration costs associated with the CWA net asset acquisition for the year ended December 31, 2006 as integration activities have been completed.

Non-cash Equity-based Compensation. Non-cash equity-based compensation represents charges to earnings for the difference between the estimated fair market value of our common stock and the exercise price for options granted to employees, compensation expense associated with RSUs and restricted common stock (RCS), and compensation expense related to the vesting of the performance warrants granted to Constellation. Non-cash equity-based compensation was $2.0 million for the year ended December 31, 2005, a decrease of $9.1 million, or 82%, compared to $11.1 million for the year ended December 31, 2004. The decrease primarily relates to compensation expense of $10.3 million recognized from the vesting of Constellation Ventures performance warrants for the year ended December 31, 2004. The decrease is partially offset by compensation expense recognized in conjunction with the RSUs and RCS granted during the year ended December 31, 2005.

Net Interest Expense and Other. Interest expense is incurred relative to our Subordinated Notes and our capital lease obligations. Net interest expense and other was $65.4 million for the year ended December 31, 2005, an increase of $13.1 million, or 25%, from $52.3 million for the year ended December 31, 2004. The increase was due primarily to the compounding of non-cash interest and the amortization of the original issue discount and debt issuance costs associated with the Subordinated Notes of $9.3 million and the addition of $2.9 million in interest and amortization of debt issuance costs related to the $85.0 million revolving credit facility with Wells Fargo Foothill, Inc., as arranger and administrative agent, and certain other lenders (Revolving Facility). Cash paid for interest was $14.8 million for the year ended December 31, 2005, an increase of $12.5 million, or 543%, from $2.3 million for the year ended December 31, 2004. This increase relates primarily to interest payments on our Revolving Facility of $1.7 million as well as interest payment on our noncurrent capital leases of $10.6 million. Interest payments on our noncurrent capital leases commenced in the fourth quarter of 2004. Management expects payments for cash interest expense to be approximately $15 million for 2006, under our current financing arrangements.

Net Loss. Net loss for the year ended December 31, 2005, was $69.1 million, an improvement of $79.7 million, or 54%, from a net loss of $148.8 million for the year ended December 31, 2004, primarily driven by the factors previously described.

The Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Executive Summary of Results of Operations

Our operating results for the year ended December 31, 2004 are not directly comparable to operating results for the year ended December 31, 2003, as the 2004 information includes the operating results of the acquired CWA net assets from March 5, 2004, the date of the acquisition through December 31, 2004. Revenue increased $364.0 million, or 144%, for the year ended December 31, 2004, compared to the year ended December 31, 2003, primarily as a result of the addition of the acquired CWA net assets, which outpaced declines in services provided to Reuters. Loss from operations worsened $9.9 million, or 11%, for the year ended December 31, 2004, compared to the year ended December 31, 2003, primarily as a result of increases in cost of revenue of $274.4 million; sales, general, and administrative expenses of $74.0 million; depreciation, amortization, and accretion of $16.7 million; and integration costs of $27.7 million. These increases in expenses were partially offset by the increase in revenue and reductions in net restructuring charges of $7.9 million; loss on the sale of a data center of $8.1 million; and non-cash equity-based compensation of $2.9 million. Net loss worsened $54.8 million, or 58%, for the year ended December 31, 2004 compared to the year ended December 31, 2003, primarily driven by the factors previously described as well as an increase of $44.9 million in net interest expense and other.

Revenue. The following table presents diversified revenue by major category and revenue from our largest customer:

	Year Ended December 31,
(dollars in thousands)	2004	2003	Dollar Change	Percent Change
Diversified Revenue:
Managed IP VPN	$87,122	$57,679	$29,443	51%
Hosting	223,917	28,534	195,383	685%
Digital Content Services	46,763	10,434	36,329	348%
Other Network Services	137,006	19,052	117,954	619%

Total Diversified Revenue	494,808	115,699	379,109	328%

Reuters Revenue	122,015	137,172	(15,157)	(11)%

Total Revenue	$616,823	$252,871	$363,952	144%

Revenue was $616.8 million for the year ended December 31, 2004, an increase of $364.0 million, or 144%, from $252.9 million for the year ended December 31, 2003. The acquisition of the CWA net assets resulted in a significant increase in our customer base and impacted all categories of diversified revenue. Managed IP VPN revenue was $87.1 million for the year ended December 31, 2004, an increase of $29.4 million, or 51%, from $57.7 million for the year ended December 31, 2003. This growth was primarily attributed to new sales activity from the legacy SAVVIS business and only marginally impacted by the acquisition. Hosting revenue was $223.9 million for the year ended December 31, 2004, an increase of $195.4 million, or 685%, from $28.5 million for the year ended December 31, 2003, due primarily to growth from the CWA net asset acquisition. Digital content services revenue, which include CDN revenue and the revenue from WAM!NET customers, was $46.8 million for the year ended December 31, 2004, an increase of $36.3 million, or 348%, from $10.4 million for the year ended December 31, 2003. Other network services revenue, which includes the legacy SAVVIS and CWA internet access revenue and CWA private line services, was $137.0 million for the year ended December 31, 2004, an increase of $118.0 million, or 619%, from $19.1 million for the year ended December 31, 2003. Growth in other network services and digital content services was primarily due to the acquisition and acquired service offerings.

Reuters revenue was $122.0 million for the year ended December 31, 2004, a decrease of $15.2 million, or 11%, from $137.2 million for the year ended December 31, 2003. The decline represents reductions in services provided and pricing, as well as reductions in their minimum revenue commitments with us.

Cost of Revenue. Cost of revenue, which excludes depreciation, amortization, and accretion, as well as non-cash equity-based compensation, which are reported separately, was $438.0 million for the year ended December 31, 2004, an increase of $274.4 million, or 168%, from $163.6 million for the year ended December 31, 2003. The increase was primarily related to the CWA net asset acquisition to support the increase in acquired revenue resulting in increases in personnel costs, network expenses, facility rent, and facility maintenance costs, among others. Gross profit, defined as total revenue less cost of revenue, was $178.9 million for the year ended December 31, 2004, an increase of $89.6 million, or 100%, from $89.3 million for the year ended December 31, 2003. Gross profit as a percentage of revenue, or gross margin, decreased to 29% for the year ended December 31, 2004 compared to 35% reported for the year ended December 31, 2003, primarily due to the lower gross margin of the acquired CWA business. Throughout 2004, as the legacy businesses were more fully integrated, the gross margin percentage increased. First quarter of 2004 reflected a gross margin of 28% with only one month of CWA activity. Second quarter of 2004 was 25%, the lowest margin of the year, reflecting a full quarter of the CWA business lines and significant integration yet to be achieved. Third quarter results included a gross margin of 29%, and fourth quarter reflected the highest of the year with a 33% gross margin. The fourth quarter results indicate the benefits of integration and cost rationalization activities.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses, which excludes non-cash equity-based compensation reported separately, were $164.5 million for the year ended December 31, 2004, an increase of $74.0 million, or 82%, from $90.5 million for the year ended December 31, 2003. This increase was primarily related to the CWA net asset acquisition to support the growth in the business, resulting in increases in personnel costs, commissions, temporary labor, provisions for bad debt, property taxes, and facility maintenance costs, among others. Sales, general, and administrative expenses as a percentage of revenue were 27% for the year ended December 31, 2004 compared to 36% of revenue for the year ended December 31, 2003. Sales, general, and administrative expenses as a percentage of revenue were significantly impacted by the CWA net asset acquisition. The amounts as percentages of revenue by sequential quarter throughout the year ended December 31, 2004 were 30%, 29%, 26% and 22%. This progressive improvement reflects the realization of synergy activities, a disciplined approach to removing costs from the acquired business, and an increase in the revenue base without adding a proportionate amount of costs.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion expense was $72.1 million for the year ended December 31, 2004, an increase of $16.8 million, or 30%, from $55.3 million for the year ended December 31, 2003. The increase was due primarily to the acquisition of the CWA net assets, which significantly increased depreciable assets and intangible assets, as much of the value was assigned to IRUs, communications equipment, and leasehold improvements, as well as accretion of the discounted present value of certain liabilities assumed in the acquisition.

Integration Costs. For the year ended December 31, 2004, these costs primarily included $7.5 million for specific contractual costs enumerated in the CWA asset purchase agreement; $3.0 million for consulting services related to integration; $6.2 million for payroll costs and stay bonuses; $5.4 million for PoP consolidation and network restructuring and $4.6 million for rationalization and migration from rejected vendor circuits.

Non-cash Equity-based Compensation. Non-cash equity-based compensation was $11.1 million for the year ended December 31, 2004, a decrease of $2.9 million, or 21%, compared to $14.0 million for the year ended December 31, 2003. The decrease represents a decline in compensation expense as the majority of compensation expense associated with certain stock-based compensation awards had been recognized for the year ended December 31, 2003. This decline was partially offset by compensation expense recognized from the vesting of two Constellation Ventures performance warrant tranches.

Net Interest Expense and Other. Net interest expense and other was $52.3 million for the year ended December 31, 2004, an increase of $44.8 million, or 597%, from $7.5 million for the year ended December 31, 2003. The increase is a result of the addition of interest expense associated with the Subordinated Notes issued during the first quarter of 2004 and the interest associated with the data centers and office facility capital leases executed shortly after the CWA net asset acquisition.

Net Loss. Net loss for the year ended December 31, 2004, was $148.8 million, an increase of $54.8 million, or 58%, from a net loss of $94.0 million for the year ended December 31, 2003, primarily driven by the factors previously described.

LIQUIDITY AND CAPITAL RESOURCES

Executive Summary of Liquidity and Capital Resources

As of December 31, 2005, our cash balances were $61.2 million. We had $62.9 million in net cash provided by operating activities during the year ended December 31, 2005, an increase of $89.7 million, or 335%, from net cash used in operating activities of $26.8 million for the year ended December 31, 2004. This change was primarily driven by improvements in our results of operations, partially offset by cash payments for restructuring activities and acquisition and integration costs necessary to realize synergies from the CWA net asset acquisition. Net cash used in investing activities during the year ended December 31, 2005 was $56.5 million, a decrease of $89.6 million, or 61%, from net cash used in investing activities of $146.1 million for the year ended December 31, 2004. This change was primarily related to the 2004 acquisition of the CWA assets, partially offset by an increase of $25.1 million in capital expenditures. Net cash provided by financing activities was $0.6 million for the year ended December 31, 2005, a decrease of $198.9 million, or 100%, from net cash provided by financing activities of $199.5 million for the year ended December 31, 2004. This decrease primarily relates to the issuance of $200.0 million in Subordinated Notes and related warrants to finance the 2004 acquisition of the CWA net assets.

Historically, we have not been cash flow positive. However, in 2005, we funded our business needs primarily through cash flows from operations. We ended 2004 with positive cash flows from operations for the fourth quarter and continued that trend in 2005. The achievement of this goal is reflected in the quarterly trend analysis below, which presents cash flows from operations for the four consecutive quarters through December 31, 2005. We expect to continue generating positive cash flows from operating activities throughout 2006, although not necessarily at the levels achieved in the third and fourth quarters of 2005. Due to the dynamic nature of our industry and unforeseen circumstances, if we are unable to fully fund cash requirements through operations, we will need to obtain additional financing through a combination of equity and debt financings, renegotiation of terms on our existing debt and sales of assets and services. If any such activities become necessary, there can be no assurance that we would be successful in completing any of these activities on terms that would be favorable to us. As of December 31, 2005, unused availability under our $85.0 million Revolving Facility was $16.7 million, which is reflective of $10.3 million of outstanding letters of credit, pledged as collateral to support our various property leases and utilities, and $58.0 million of outstanding principal.

The following table presents a quarterly (unaudited) and annual overview of key components of our cash flows (in thousands):

	Quarter Ended				Year Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	December 31, 2005	December 31, 2004
Net cash provided by (used in) operating activities	$9,980	$164	$21,445	$31,268	$62,857	$(26,757)
Net cash used to pay acquisition, integration, and restructuring costs (1)	(3,303)	(10,773)	(594)	(242)	(14,912)	(38,609)
Net cash used in investing activities	(14,955)	(13,614)	(7,826)	(20,104)	(56,499)	(146,137)
Net cash used for capital expenditures (2)	(14,121)	(13,848)	(7,826)	(20,571)	(56,366)	(31,308)
Net cash provided by (used in) financing activities	(46)	711	315	(408)	572	199,467
Net increase (decrease) in cash and cash equivalents	(5,103)	(13,252)	13,776	10,376	5,797	27,196

(1)	Such costs are components of net cash provided by (used in) operating activities
(2)	Capital expenditures is a component of net cash used in investing activities

Discussion of Changes in Liquidity and Capital Resources

Net cash provided by operating activities was $62.9 million for the year ended December 31, 2005, an increase of $89.7 million, or 335%, from cash used of $26.8 million for the year ended December 31, 2004. This increase was primarily driven by improvements in our cash results from operations, partially offset by cash used to pay restructuring activities of $7.5 million and acquisition and integration costs to achieve synergies from the CWA net asset acquisition of $7.4 million. Such increase also reflects the negotiation of telecommunications provider service credits of $19.3 million for the year ended December 31, 2005. These telecommunications provider service credits were $3.5 million for the year ended December 31, 2004. Cash used to pay acquisition and integration costs to achieve synergies was $38.6 million for the year ended December 31, 2004 and decreased significantly to $7.4 million for the year ended December 31, 2005 due to the continuing completion of integration activities in 2005. We will not incur any integration expenses in 2006, as integration activities have been completed. However, we do expect to pay up to $2-3 million of previously expensed integration costs in 2006. We also expect to benefit by approximately $2-3 million from remaining negotiated telecommunications provider service credits in the first quarter of 2006. Net cash provided by operations, before considering the aforementioned items, was $58.5 million for the year ended December 31, 2005 compared to $8.3 million of cash provided by operations for the year ended December 31, 2004.

Net cash used in investing activities for the year ended December 31, 2005 was $56.5 million, a decrease of $89.6 million, or 61%, from cash used of $146.1 million for the year ended December 31, 2004. This decrease primarily relates to net cash used of $116.5 million for the acquisition of the CWA net assets for the year ended December 31, 2004, which was partially offset by an increase in capital expenditures of $25.1 million for the year ended December 31, 2005. The increase in capital expenditures supports our growth in managed IP VPN and hosting services and also includes $6.8 million in the fourth quarter for the completion of the construction to our existing data center in Santa Clara, California. As payment in advance for future services at such data center, one of our customers has agreed to pay us $12.5 million, of which we received $6.2 million in the fourth quarter of 2005 to complete construction there, the total cost of which is anticipated to be approximately $14-15 million. We expect total capital expenditures to be approximately $60-70 million in 2006, including approximately $5-6 million associated with the commissioning of the Santa Clara data center.

Net cash provided by financing activities was $0.6 million for the year ended December 31, 2005, a decrease of $198.9 million, or 100%, from net cash provided by financing activities of $199.5 million for the year ended December 31, 2004. This decrease primarily relates to the issuance of $200.0 million of Subordinated Notes and the related warrants and the restriction release on $8.0 million of restricted cash, partially offset by $10.1 million of capital leases payments for the year ended December 31, 2004. This decrease in net cash provided by financing activities was also partially offset by $58.0 million of proceeds from borrowings under our Revolving Facility, of which $53.9 million was used to repay outstanding principal and accrued interest under our master lease agreement with GECC.

Revolving Credit Facility

On June 10, 2005, we and certain of our subsidiaries entered into a credit agreement with Wells Fargo Foothill, Inc., as arranger and administrative agent, and certain other lenders to provide us with an $85.0 million revolving credit facility (Revolving Facility), which includes a $15.0 million letter of credit facility. The Revolving Facility may be used for working capital and other general corporate purposes. A portion of the proceeds from the Revolving Facility were used to fully retire $53.9 million in outstanding principal and accrued interest under our master lease agreement with GECC, achieving more favorable borrowing rates and a longer borrowing term. In conjunction with the repayment of the GECC master lease, $2.7 million of previously deferred financing costs were written off to interest expense. In addition, $3.8 million of the proceeds were used to pay related Revolving Facility fees and expenses, which were recorded as other current and other non-current assets in our consolidated balance sheet as of December 31, 2005 and are being amortized over the term of the Revolving Facility. The Revolving Facility matures, and all outstanding borrowings and unpaid interest are due, on December 9, 2008. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined by the Revolving Facility agreement. As of December 31, 2005, the $85.0 million Revolving Facility included outstanding principal of $58.0 million, outstanding letters of credit of $10.3 million, and unused availability of $16.7 million. We may terminate the Revolving Facility prior to maturity, provided that we pay a premium of 2.0% of the revolver amount if terminated during the first 12 months of the Revolving Facility term, a premium of 0.5% of the revolver amount if terminated during the 12 months thereafter, and there is no premium during the remainder of the term.

The Revolving Facility contains affirmative covenants, negative covenants and financial covenants that are more favorable than those under the master lease agreement with GECC. The negative covenants place restrictions on, among other things, levels of investments, indebtedness, and dividend payments that we may make or incur. The financial covenants, which apply only if we maintain qualified cash and availability of less than $35.0 million, require the maintenance of certain financial measures at defined levels. Under the Revolving Facility, borrowings bear interest at a base LIBOR rate of one to six months plus an additional 2.75% to 3.25%, determined by certain financial measures, with a minimum interest rate at all times of 5.25%. As of December 31, 2005, the Revolving Facility bears interest at 7.02% based on the six-month LIBOR set in August 2005 of 4.02%. The six-month LIBOR was 4.71% as of December 31, 2005. Interest is payable at varying dates, as outlined in the Revolving Facility agreement, generally every one to three months. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee. The Revolving Facility is secured by substantially all of our domestic properties and assets. The carrying amount of our obligations under the Revolving Facility approximate fair value because the interest rates are based on floating interest rates identified by reference to market rates.

Subordinated Notes

As previously described, in February 2004, we issued $200.0 million of Subordinated Notes, the proceeds of which were used to fund the CWA net asset acquisition and to fund operational, working capital and capital expenditure requirements related to the CWA acquired assets or caused by the CWA net asset acquisition. Debt issuance costs associated with the Subordinated Notes were $2.0 million, consisting of fees paid to the purchasers of the Subordinated Notes, which were capitalized in other non-current assets and are being amortized to interest expense using the effective interest method until maturity. The Subordinated Notes accrued interest based on a 365-day year at a rate of 12.5% per annum until February 3, 2005 and 15% per annum thereafter, payable semi-annually on June 30 and December 31 through the issuance of additional Subordinated Notes equal to the accrued interest payable at the time of settlement. Prior to January 29, 2008, we may redeem the Subordinated Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, plus a make-whole premium. The make-whole premium is equal to all remaining interest to be paid on the Subordinated Notes from the date of the redemption notice through January 30, 2008 discounted semi-annually at a rate equal to the treasury rate plus 0.5%, plus 1% of the principal amount of the Subordinated Notes. After January 30, 2008, we may redeem the Subordinated Notes, in whole but not in part, at a redemption price equal to 101% of the principal amount plus all accrued and unpaid interest. Upon a change of control, the holders of the Subordinated Notes have the right to require us to redeem any or all of the Subordinated Notes at a cash price equal to 100% of the principal amount of the Subordinated Notes, plus all accrued and unpaid interest as of the effective date of such change in control. The Subordinated Notes mature in a single installment on January 30, 2009.

Warrants exercisable for Series B Preferred were issued with the Subordinated Notes. The $200.0 million in proceeds from issuance were allocated between the Subordinated Notes and the warrants to purchase shares of the Series B Preferred, based on their relative fair values, resulting in an original issue discount of $65.9 million. The allocated value of the Subordinated Notes at date of issuance, plus accrued interest on the face value and accreted interest on the original issue discount, are reflected as long-term debt. The fair value of the Series B Preferred was determined with the assistance of an independent third-party valuation firm, and the allocated fair value is reflected in additional paid-in capital in stockholders’ equity (deficit) section in our consolidated balance sheet. The purchasers of the Subordinated Notes exercised the warrants and converted the Series B Preferred into common stock in December 2004. The Series B Preferred was subsequently retired by our Board of Directors in 2005. The outstanding principal and interest-to-date of the Subordinated Notes, excluding the original issue discount, was $257.1 million as of December 31, 2005 and $223.0 million as of December 31, 2004.

Debt Covenants

The provisions of our Revolving Facility and Subordinated Notes contain a number of covenants that could restrict or limit our ability to:

•	incur more debt;

•	pay dividends, subject to financial measures and other conditions;

•	make other distributions;

•	issue stock of subsidiaries;

•	make investments or acquisitions;

•	repurchase stock;

•	create subsidiaries;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate; and

•	transfer and sell assets.

The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt agreements and could trigger acceleration of repayment. Any default under such agreements might adversely affect our growth, financial condition, results of operations and the ability to make payments on indebtedness or meet other obligations. As of and during the years ended December 31, 2005 and 2004, we were in compliance with all covenants under the Revolving Facility and Subordinated Notes, as applicable.

Future Principal Payments

As of December 31, 2005, aggregate future principal payments of long-term debt are zero in each of the years 2005, 2006, and 2007, $58.0 million in 2008, and $401.9 million in 2009, consisting of $200.0 million in principal and $201.9 million of accrued non-cash interest, with no payments due thereafter. The weighted average interest rate applicable to our outstanding borrowings under the Revolving Facility and Subordinated Notes was 13.53% as of December 31, 2005 and 12.50% as of December 31, 2004.

Commitments and Contingencies

Our customer contracts generally span multiple periods, which result in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $58.6 million in 2006; $19.7 million in 2007; $7.5 million in 2008; and $89.5 million thereafter. Should we not meet the minimum spending levels in any given term, decreasing termination liabilities representing a percentage of the remaining contracted amount may become immediately due and payable. Furthermore, certain of these termination liabilities are subject to reduction should we experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if we had terminated all of these agreements as of December 31, 2005, the maximum liability would have been $31.2 million.

In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk, such as letters of credit, indemnifications, and operating leases, which are not reflected in our consolidated balance sheets. The agreements associated with such guarantees and financial instruments mature at various dates through July 2017 and may be renewed as circumstances warrant. As of December 31, 2005, we had $10.3 million in letters of credit pledged as collateral to support various property and equipment leases and utilities. In addition, certain of the operating leases assumed by us in the CWA net asset acquisition were collateralized by Cable & Wireless plc with letters of credit and guarantees. Such collateral remained in place following the acquisition, and we agreed to reimburse Cable & Wireless plc for any payments made under the collateral. Such collateral totals $15.1 million and will be replaced by us on or before July 2007. Our financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In our past experience, no claims have been made against these financial instruments nor do we expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, we determined such financial instruments did not have significant value and have not recorded any related amounts in our consolidated financial statements.

We are subject to various legal proceedings and other actions arising in the normal course of business. While the results of such proceedings and actions cannot be predicted, we believe, based on facts known today, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We have employment agreements with key executive officers that contain provisions with regard to base salary, bonus, stock-based compensation, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control.

The following table presents our undiscounted contractual cash obligations as of December 31, 2005 (in thousands):

	Payments Due by Period
	Total	1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt (1)	$459,893	$—	$58,000	$401,893	$—
Asset retirement obligation	50,171	444	4,003	17,665	28,059
Operating leases	390,241	57,136	108,304	91,334	133,467
Capital lease obligations (2)	164,946	11,018	21,889	22,947	109,092
Unconditional purchase obligations	187,344	67,468	28,163	14,299	77,414

Total contractual cash obligations	$1,252,595	$136,066	$220,359	$548,138	$348,032

(1)	Includes interest accrued of $201.9 million over the remaining term of the Subordinated Notes. Interest is payable through the issuance of additional Subordinated Notes equal to the accrued interest payable at the time of settlement.
(2)	Includes interest payments of $104.5 million over the remaining term of the obligations.

CRITICAL ACCOUNTING POLICIES

We have identified the accounting policies below as critical to our business operations and to the understanding of our results of operations and financial position. For a detailed description on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report. Note that our preparation of this Annual Report requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Valuation of Long-Lived Assets

In accordance with SFAS 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. If we determine that the carrying value of the long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a discounted cash flow method using a discount rate determined by management. The estimates of cash flows and discount rate are subject to change due to the economic environment, including such factors as interest rates, expected market returns and volatility of markets served. Management believes that the estimates of future cash flows and fair value are reasonable; however, changes in estimates could result in an impairment charges. We had no asset impairment charges during the years ended December 31, 2005, 2004, or 2003.

Intangible Assets

We account for our intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 141, “Business Combinations,” as applicable. Our intangible assets were acquired through the WAM!NET transaction or the CWA net asset acquisition and, as such, were valued based on their estimated fair value relative to the estimated fair value of net assets received in these transactions. Identifiable intangible assets primarily include customer relationships, trademarks, patents, and peering agreements. Useful lives of these intangible assets are three to four years for customer relationships, four years for trademarks, eleven to fifteen years for patents, and seven years for peering agreements. As of December 31, 2005 and 2004, we had intangible assets of $8.5 million and $15.2 million, respectively.

Revenue Recognition

We derive the majority of our revenue from recurring revenue streams, consisting primarily of managed IP VPN, hosting, digital content services, and other network services, which is recognized as services are provided. Installation fees, although generally billed upon installation, are deferred and recognized ratably over the estimated average life of a customer contract.

Revenue is recognized only when the related service has been provided and there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured.

Allowance for Credits and Uncollectibles

We occasionally guarantee certain service levels in our individual customer contracts. To the extent that such service levels are not achieved, we estimate the amount of credits to be issued, based on historical credits provided and known disputes, and records a reduction to revenue, with a corresponding increase in the allowance for credits and uncollectibles.

We assess collectibility based on a number of factors, including customer payment history and creditworthiness. We generally do not request collateral from our customers although in certain cases we may obtain a security deposit. When evaluating revenue recognition and the adequacy of allowances, we maintain an allowance for uncollectibles and specifically analyze accounts receivable, current economic conditions and trends, historical bad debt write-offs, customer concentrations, customer creditworthiness, and changes in customer payment terms. Delinquent account balances are written-off after we have determined that the likelihood of collection is not probable.

Cost of Revenue

Invoices from communications service providers may exceed amounts we believe that we owe. Our practice is to identify these variances and engage in discussions with the vendors to resolve disputes. Accruals are maintained for the best estimate of the amount that will ultimately be paid. Variations in our estimates and ultimate settlement of vendor billings may have a material impact on our consolidated financial position, results of operations, or cash flows. Other operational expenses include rental costs, utilities, costs for hosting space, as well as salaries and related benefits for engineering, service delivery and provisioning, customer service, and operations personnel. Maintenance and operations costs for indefeasible rights of use (IRUs) are also reflected in cost of revenue.

Stock-Based Compensation

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” we account for employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, compensation expense is recognized based on the intrinsic value of equity instruments awarded, as determined on the grant date by the excess of the fair value of our common stock over the exercise price of the options granted. Compensation expense recognized in our consolidated statements of operations related to grants of options, warrants, RSUs, and RCS was $2.0 million in 2005, $11.1 million in 2004, and $14.0 million in 2003.

Income Taxes

Income taxes are accounted for using the asset and liability method, which provides for the establishment of deferred tax assets and liabilities for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes, applying the enacted statutory tax rates in effect for the years in which differences are expected to reverse. Valuation allowances are established when it is more likely than not that recorded deferred tax assets will not be realized. We have provided a full valuation allowance on deferred tax assets arising primarily from tax loss carryforwards and other potential tax benefits according to SFAS No. 109, “Accounting for Income Taxes,” because the future realization of such benefit is uncertain. As a result, to the extent that those benefits are realized in future periods, they will favorably affect net income (loss). As of December 31, 2005, we had approximately $530.1 million in net operating loss carryforwards scheduled to expire between 2009 and 2024, of which approximately $253.2 million is subject to the Section 382 limitation of the Internal Revenue Code, which limits the amount of net operating losses that we may deduct for income tax purposes.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2005, the Financial Accounting Standards Board (FASB) issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles had to be recognized using a cumulative effect adjustment within the consolidated statement of operations during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS 154 will have a material effect on our consolidated financial position, results of operations, or cash flows.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Adoption of FIN 47 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), effective January 1, 2006, which is a revision of SFAS No. 123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock, and other stock-based instruments, to be recognized in the financial statements based on their fair values. As permitted by SFAS 123, we currently account for share-based payments to employees using the intrinsic value method under APB 25 and, as such, only recognize compensation cost for employee stock options to the extent that options have been issued with an exercise price below the fair market value of our common stock on the date of grant. Accordingly, the adoption of SFAS 123(R) will have an impact on our results of operations, although it will have no impact on our overall financial position. Based on unvested, outstanding employee stock options, RSUs, and RCS as of December 31, 2005, we estimate we will recognize $4.2 million in compensation cost for the year ended December 31, 2006. Had we adopted SFAS 123(R) in prior periods, the impact of adoption would have approximated the fair value disclosure of pro forma net loss and net loss per common share previously disclosed in our Quarterly and Annual Reports filed on Forms 10-Q and 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are subject to market risks arising from changes in interest rates that affect our variable rate debt. As of December 31, 2005, we had borrowed a total of $58.0 million under our Revolving Facility. Amounts borrowed under the Revolving Facility bear interest at LIBOR or prime rates plus an applicable margin. As LIBOR rates fluctuate, interest expense on amounts borrowed fluctuates. The interest rate on our variable rate debt as of December 31, 2005, was 7.02%. A hypothetical increase in the interest rate by 1% on our variable rate debt would increase annual interest expense by approximately $0.6 million. The change in interest rates is based on hypothetical movements and is not necessarily indicative of the actual results that may occur. Future results of operations will be affected by actual fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

Changes in foreign exchange rates did not materially impact our results of operations. We expect these percentages to decrease in the periods ahead as our United States business base grows. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

	Years Ended December 31,
	2005	2004	2003
Service revenue denominated in currencies other than the U.S. Dollar	6%	5%	6%
Direct and operating costs incurred in currencies other than the U.S. Dollar(1)	14%	12%	21%

(1)	Excludes depreciation, amortization, and accretion, net restructuring charges, integration costs, loss on sale of data center, and non-cash equity-based compensation.

We have performed a sensitivity analysis as of December 31, 2005, that measures the change in the fair values arising from a hypothetical 10% adverse movement in the exchange rates of the Euro, the British Pound, and the Japanese Yen relative to the U.S. Dollar with all variables held constant. The aggregated potential change in fair value resulting from a hypothetical 10% change in the above currencies was $1.5 million as of December 31, 2005 and $2.2 million as of December 31, 2004. A gain or loss in fair value associated with these currencies are generally recorded as a gain or loss on cumulative foreign currency translation adjustments in the stockholders’ equity (deficit) section in the accompanying consolidated balance sheets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The 2005 consolidated financial statements and related notes thereto required by this item begin on page 52 as listed in Item 15 of Part IV of this document.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2005, that materially affected or is reasonably likely to materially affect the internal controls.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13-a-15(f) of the Securities Exchange Act. Under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein on page 39.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SAVVIS, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that SAVVIS, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SAVVIS, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that SAVVIS, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SAVVIS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SAVVIS, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005, of SAVVIS, Inc., and our report dated February 10, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

February 10, 2006

ITEM 9B. OTHER INFORMATION.

No reportable information.

PART III

The information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions) and Item 14 (Principal Accountant Fees and Services) of Form 10-K, and not already provided herein under “Item 1. Business – Executive Officers,” will be included in our Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the fiscal year ended December 31, 2005, and such information is incorporated herein by reference.

We have a Code of Conduct (“Code”) applicable to all of our employees, officers and directors, including, without limitation, the Acting Chief Executive Officer, the Chief Financial Officer and other senior financial officers. These documents, as well as any waiver of a provision of the Code granted to any senior officer or director or material amendment to the Code, if any, may be found in the “Investors” section of our website at www.savvis.net.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this report:

1. Financial Statements

2. Financial Statement Schedules

The financial statement schedule of SAVVIS, Inc. is included below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the financial statements or notes thereto.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

The following table presents valuation and qualifying accounts for the years ended December 31, 2005, 2004, and 2003:

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Acquisition		Deductions	Balance at End of Period
Allowance for Credits and Uncollectibles:
Year ended December 31, 2005	$13,750	$19,770	(1)	$—		$(23,525)	$9,995
Year ended December 31, 2004	2,975	29,358	(1)	—		(18,583)	13,750
Year ended December 31, 2003	1,282	6,985	(1)	—		(5,292)	2,975

Original issue discount:
Year ended December 31, 2005	$55,740	$—		$—		$(12,132)	$43,608
Year ended December 31, 2004	—	—		65,872	(2)	(10,132)	55,740
Year ended December 31, 2003	—	—		—		—	—

(1)	Includes allowance for sales credits, which is a reduction of revenue.
(2)	Represents the discount associated with the issuance of the Subordinated Notes and warrants to fund the CWA net asset acquisition.

3. Exhibits

The following exhibits are either provided with this Form 10-K or are incorporated herein by reference.

Exhibit Index Number	Exhibit Description	Filed with the Form 10-K	Incorporated by Reference
			Form	Filing Date with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1	November 12, 1999	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	January 31, 2000	3.2

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 14, 2002	3.3

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 13, 2004	3.4

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 5, 2005	3.5

3.6	Amended and Restated Bylaws of the Registrant		10-Q	May 15, 2003	3.4

4.1	Form of Common Stock Certificate		S-1/A	January 31, 2000	4.1

4.2	Certificate of Designations relating to the Registrant’s Series A Convertible Preferred Stock		8-K	March 27, 2002	4.2

4.3+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital II, L.P.		8-K	July 8, 2002	4.7

4.4+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital Offshore II, L.P.		8-K	July 8, 2002	4.8

4.5+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to The BSC Employee Fund IV, L.P.		8-K	July 8, 2002	4.9

4.6+	Warrant, dated, June 28, 2002, to purchase the Registrant’s common stock issued to CVC II Partners, L.L.C.		8-K	July 8, 2002	4.10

4.7	Form of Series A Subordinated Note		8-K	February 25, 2004	4.12

10.1*	1999 Stock Option Plan, as amended		10-K	April 17, 2001	10.1

10.2*	Amendment No. 1 to 1999 Stock Option Plan		10-Q	August 14, 2002	10.1

10.3*	Amendment No. 2 to 1999 Stock Option Plan		10-Q	August 14, 2002	10.2

10.4*	Amendment No. 3 to 1999 Stock Option Plan		10-Q	August 14, 2002	10.3

10.5*	2003 Incentive Compensation Plan		10-Q	May 15, 2003	10.1

10.6*	Amendment to 2003 Incentive Compensation Plan		10-Q	August 13, 2004	10.1

10.7*	Employee Stock Purchase Plan		10-Q	August 14, 2002	10.4

10.8*	Form of Incentive Stock Option Agreement under the 1999 Stock Option Plan		S-1/A	December 30, 1999	10.2

10.9*	Form of Non-Qualified Stock Option Agreement under the 1999 Stock Option Plan		10-K	February 28, 2003	10.7

10.10*	Form of Non-Qualified Stock Option Agreement under the 2003 Incentive Compensation Plan		10-Q	October 30, 2003	10.1

10.11*	Form of Stock Unit Agreement under the 2003 Incentive Compensation Plan.		8-K	August 23, 2005	10.1

10.12*	Form of Restricted Stock Agreement under the 2003 Incentive Compensation Plan	X

10.13*	Employment Agreement, dated December 20, 1999, between the Registrant and Jack M. Finlayson		S-1/A	January 18, 2000	10.8

10.14*	Letter Agreement, dated September 30, 1999, between the Registrant and James D. Mori		S-1/A	December 30, 1999	10.9

10.15*	Letter Agreement, dated January 2, 2003, between the Registrant and Jeffrey H. VonDeylen		10-K	February 24, 2004	10.14

10.16*	Employment Agreement, dated August 7, 2000, as amended, between Registrant and Richard Warley	X

10.17*	Resignation Agreement and Release dated November 23, 2005, between Registrant and Robert A. McCormick	X

10.18++	Credit Agreement dated June 10, 2005 by and among SAVVIS Communications Corporation, a Missouri corporation (“SAVVIS”), Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent		8-K	June 16, 2005	10.1

10.19	Amendment No. 1 to Credit Agreement dated December 2, 2005 among SAVVIS, Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent	X

10.20	Security Agreement dated June 10, 2005, by and among SAVVIS, the grantor parties thereto, and Wells Fargo Foothill, Inc., as the administrative agent for the lender parties		8-K	June 16, 2005	10.2

10.21	Guaranty Agreement dated June 10, 2005, by and among SAVVIS, the grantor parties thereto, and Wells Fargo Foothill, Inc., as the administrative agent for the lender parties.		8-K	June 16, 2005	10.3

10.22	Trademark Security Agreement dated June 10, 2005, by and among SAVVIS, the grantor parties thereto, and Wells Fargo Foothill, Inc., as the administrative agent for the lender parties		8-K	June 16, 2005	10.4

10.23	Patent Security Agreement dated June 10, 2005, by and among SAVVIS, the grantor parties thereto, and Wells Fargo Foothill, Inc., as the administrative agent for the lender parties		8-K	June 16, 2005	10.5

10.24	Side Letter, dated May 16, 2001, between the Registrant and Moneyline Telerate Holdings, Inc, as assignee of Reuters Holdings Switzerland SA.		8-K	June 4, 2001	10.4

10.25	Securities Purchase Agreement, dated as of March 6, 2002, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., and the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on Annex I thereto		8-K	March 27, 2002	10.1

10.26	Investor Rights Agreement, dated as of March 6, 2002, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on the signature pages thereto, Reuters Holdings Switzerland SA and the other Investors (as defined therein)		8-K	March 27, 2002	10.2

10.27	Amendment No. 1, dated June 28, 2002, to the Investor Rights Agreement, dated as of March 6, 2002, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on the signature pages thereto, Reuters Holdings Switzerland SA and the Other Investors (as defined therein)		8-K	July 8, 2002	10.2

10.28	Securities Purchase Agreement, dated as of June 28, 2002, among the registrant, Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund IV, L.P., and CVC II Partners, L.L.C.		8-K	July 8, 2002	10.1

10.29	Joinder Agreement, dated June 28, 2002, between registrant, Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund IV, L.P., and CVC II Partners, L.L.C.		8-K	July 8, 2002	10.3

10.30	Board Letter, dated June 28, 2002, to Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund IV, L.P., and CVC II Partners, L.L.C. from registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., Welsh, Carson, Anderson & Stowe VII, L.P., Welsh, Carson, Anderson & Stowe VI, L.P., and WCAS Management Corporation	8-K	July 8, 2002	10.4

10.31	Securities Purchase Agreement, dated as of September 18, 2002, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P. and the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on Annex I thereto	8-K	September 19, 2002	10.1

10.32	Amended and Restated Securities Purchase Agreement, dated as of February 9, 2004, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P. and the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on Annex I thereto, the Constellation Entities and the Oak Hill Purchasers (as defined therein)	8-K	February 25, 2004	10.1

10.33	Amendment No. 1, dated as of June 10, 2005, to the Amended and Restated Securities Purchase Agreement, dated as of February 9, 2004, by and among SAVVIS, Inc. and the persons and entities listed on the signature pages thereto.	8-K	June 16, 2005	10.5

10.34	Amended and Restated Registration Rights Agreement, dated as of February 6, 2004, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on the signature pages thereto, the Constellation Entities and the Oak Hill Purchasers (as defined therein)	8-K	February 25, 2004	10.2

10.35	Lease Agreement, dated as of May 24, 2002, by and between Duke Realty Limited Partnership and SAVVIS	10-Q	August 14, 2002	10.6

10.36	Office Lease between WGP Associates, LLC and SAVVIS	10-K	March 30, 2000	10.27

10.37++	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC Office LLC	10-Q	November 15, 2004	10.2

10.38++	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat LA1 LLC	10-Q	November 15, 2004	10.3

10.39++	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC4 LLC	10-Q	November 15, 2004	10.4

10.40++	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC5 LLC.	10-Q	November 15, 2004	10.5

10.41++	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC8 LLC	10-Q	November 15, 2004	10.6

10.42++	Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.	10-Q	November 15, 2004	10.7

10.43++	First Amendment, dated as of August 11, 2000, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.	10-Q	November 15, 2004	10.8

10.44++	Second Amendment, dated as of August 11, 2000, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.	10-Q	November 15, 2004	10.9

10.45++	Third Amendment, dated as of November 22, 2000, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.	10-Q	November 15, 2004	10.10

10.46++	Fourth Amendment, dated as of January, 2001, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.	10-Q	November 15, 2004	10.11

10.47++	Fifth Amendment, dated as of February 15, 2001, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.12

10.48++	Sixth Amendment, dated as of August 7, 2001, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.13

10.49++	Seventh Amendment, dated as of March 6, 2002, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.14

10.50++	Eighth Amendment, dated as of March 23, 2002, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.15

10.51++	Ninth Amendment, dated as of March 23, 2002, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.16

10.52++	Tenth Amendment, dated as of August 27, 2003, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.17

10.53++	Eleventh Amendment, dated as of March, 2004, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.18

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Ernst & Young LLP	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.
++	A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.
*	Compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2006.

SAVVIS, Inc.

By:	/s/ John M. Finlayson
John M. Finlayson
Acting Chief Executive Officer, President, and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities indicated below and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JOHN M. FINLAYSON John M. Finlayson	Acting Chief Executive Officer, President, and Chief Operating Officer (principal executive officer)	February 28, 2006

/s/ JEFFREY H. VONDEYLEN Jeffrey H. VonDeylen	Chief Financial Officer and Director (principal financial officer and principal accounting officer)	February 28, 2006

/s/ JOHN D. CLARK	Director	February 28, 2006
John D. Clark

/s/ CLIFFORD H. FRIEDMAN	Director	February 28, 2006
Clifford H. Friedman

/s/ CLYDE A. HEINTZELMAN	Director	February 28, 2006
Clyde A. Heintzelman

/s/ THOMAS E. MCINERNEY	Director	February 28, 2006
Thomas E. McInerney

/s/ JAMES E. OUSLEY	Director	February 28, 2006
James E. Ousley

/s/ JAMES P. PELLOW	Director	February 28, 2006
James P. Pellow

/s/ DAVID A. WALSH	Director	February 28, 2006
David A. Walsh

/s/ PATRICK J. WELSH	Director	February 28, 2006
Patrick J. Welsh

SAVVIS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SAVVIS, Inc.

We have audited the accompanying consolidated balance sheets of SAVVIS, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SAVVIS, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SAVVIS, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 10, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

February 10, 2006

SAVVIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$61,166	$55,369
Trade accounts receivable, less allowance for credits and uncollectibles of $9,995 and $13,750 as of December 31, 2005 and 2004, respectively	51,601	48,050
Prepaid expenses	7,166	9,733
Other current assets	8,960	5,271

Total Current Assets	128,893	118,423
Property and equipment, net	261,225	264,542
Intangible assets, net	8,531	15,218
Other non-current assets	10,997	8,067

Total Assets	$409,646	$406,250

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Payables and other trade accruals	$46,398	$50,350
Current portion of capital lease obligations	596	505
Other accrued liabilities	78,697	66,150

Total Current Liabilities	125,691	117,005
Long-term debt	275,259	171,051
Capital lease obligations, net of current portion	59,890	113,529
Other accrued liabilities	80,815	68,606

Total Liabilities	541,655	470,191

Commitments and Contingencies (Note 13)
Stockholders’ Equity (Deficit):
Series A Convertible Preferred stock at accreted value; $0.01 par value, 210,000 shares authorized; 203,070 shares issued as of December 31, 2005 and 2004; 202,490 shares outstanding as of December 31, 2005 and 2004	305,173	272,137
Common stock; $0.01 par value, 1,500,000,000 shares authorized; 181,347,790 and 180,361,264 shares issued as of December 31, 2005 and 2004, respectively; 181,347,790 and 180,329,963 shares outstanding as of December 31, 2005 and 2004, respectively	1,813	1,804
Additional paid-in capital	365,545	384,847
Accumulated deficit	(790,534)	(721,263)
Deferred compensation	(11,709)	(515)
Treasury stock, at cost, 31,301 shares as of December 31, 2004	—	(16)
Accumulated other comprehensive loss	(2,297)	(935)

Total Stockholders’ Equity (Deficit)	(132,009)	(63,941)

Total Liabilities and Stockholders’ Equity (Deficit)	$409,646	$406,250

The accompanying notes are an integral part of these consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share data)

	Years Ended December 31,
	2005	2004	2003
Revenue	$667,012	$616,823	$252,871
Operating Expenses:
Cost of revenue(1)	435,148	437,963	163,606
Sales, general, and administrative expenses(2)	152,564	164,483	90,498
Depreciation, amortization, and accretion	74,888	72,065	55,346
Restructuring charges, net	3,340	—	7,903
Integration costs	2,745	27,675	—
Loss on sale of data center	—	—	8,106
Non-cash equity-based compensation(3)	2,003	11,086	13,989

Total Operating Expenses	670,688	713,272	339,448

Loss From Operations	(3,676)	(96,449)	(86,577)
Net interest expense and other	65,393	52,349	7,456

Net Loss	(69,069)	(148,798)	(94,033)
Accreted and deemed dividends on Series A Convertible Preferred stock	41,715	37,247	33,323

Net Loss Attributable to Common Stockholders	$(110,784)	$(186,045)	$(127,356)

Basic and Diluted Loss per Common Share	$(0.61)	$(1.64)	$(1.34)

Basic and Diluted Weighted Average Common Shares Outstanding(4)	180,909,715	113,711,188	94,738,124

(1)	Excludes $0.4 million, $0.1 million, and $2.0 million of non-cash equity-based compensation for the years ended December 31, 2005, 2004, and 2003, respectively, which are reported separately; also excludes depreciation, amortization, and accretion reported separately.
(2)	Excludes $1.6 million, $11.0 million, and $12.0 million of non-cash equity-based compensation for the years ended December 31, 2005, 2004, and 2003, respectively, which are reported separately; also excludes depreciation, amortization, and accretion reported separately.
(3)	Includes $10.3 million and $3.4 million of non-cash equity-based compensation relating to the vesting of certain Constellation Ventures performance warrants for the years ended December 31, 2004 and 2003, respectively, as described in Note 14.
(4)	As the effects of including the incremental shares associated with options, warrants, unvested restricted stock, and Series A Convertible Preferred stock are anti-dilutive, they are not included in the diluted weighted average common shares outstanding. Diluted common shares on an as-converted basis were 611,165,321, 576,925,135, and 436,972,693 as of December 31, 2005, 2004, and 2003, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net loss	$(69,069)	$(148,798)	$(94,033)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	74,888	72,065	55,346
Non-cash portion of restructuring charges	(2,365)	—	7,903
Non-cash equity-based compensation	2,003	11,086	13,989
Loss on sale of data center	—	—	8,106
Accrued interest	48,532	50,899	6,996
Write-off of deferred financing costs	2,666	—	—
Net changes in operating assets and liabilities, net of effects from acquisition:
Trade accounts receivable	(2,558)	(8,309)	3,812
Prepaid expenses and other current and other non-current assets	(9,113)	11,332	336
Deferred revenue	16,369	294	646
Payables and other trade accruals	(1,683)	(3,437)	(4,245)
Other accrued liabilities	3,187	(11,889)	859

Net cash provided by (used in) operating activities	62,857	(26,757)	(285)

Cash Flows from Investing Activities:
Payments for capital expenditures	(56,366)	(31,308)	(18,824)
Payments for acquisition, net of cash received	—	(116,477)	—
Other investing activities	(133)	1,648	(3,118)
Proceeds from sale of data center	—	—	35,000

Net cash provided by (used in) investing activities	(56,499)	(146,137)	13,058

Cash Flows from Financing Activities:
Payments under capital lease obligations	(53,880)	(10,052)	(15,769)
Proceeds from borrowings on revolving credit facility	58,000	—	—
Proceeds from issuance of subordinated debt and associated warrants	—	200,000	—
Net changes in restricted cash	—	7,973	(1,459)
Other financing activities	(3,548)	1,546	1,429

Net cash provided by (used in) financing activities	572	199,467	(15,799)
Effect of exchange rate changes on cash and cash equivalents	(1,133)	623	(960)

Net Increase (Decrease) in Cash and Cash Equivalents	5,797	27,196	(3,986)
Cash and Cash Equivalents, Beginning of Year	55,369	28,173	32,159

Cash and Cash Equivalents, End of Year	$61,166	$55,369	$28,173

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$14,824	$2,326	$304
Non-Cash Investing and Financing Activities:
Accreted and deemed dividends on Series A Convertible Preferred stock	$41,715	$37,247	$33,323
Assets and obligations acquired under capital leases	304	52,000	—

The accompanying notes are an integral part of these consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(dollars in thousands)

	Number of Shares Outstanding
	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Treasury Stock	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2002	203,070	—	94,059,956	(31,575)	$217,006	$—	$941	$351,772	$(478,432)	$(12,270)	$(16)	$(2,084)	$76,917
Net loss									(94,033)				(94,033)
Foreign currency translation adjustments												(113)	(113)

Comprehensive loss													(94,146)
Deemed dividends on Series A Convertible Preferred stock					33,323			(33,323)					—
Beneficial conversion feature of deemed dividends on Series A Convertible Preferred stock					(6,918)			6,918					—
Legal fees related to the issuance of Series A Convertible Preferred stock					(77)								(77)
Issuance of common stock upon exercise of stock options			2,418,944	274			24	1,405					1,429
Issuance of warrants								3,400					3,400
Issuance of immediately vested stock options with exercise price below market value on date of grant								961					961
Recognition of deferred compensation costs								(243)		10,832			10,589

Balance at December 31, 2003	203,070	—	96,478,900	(31,301)	243,334	—	965	330,890	(572,465)	(1,438)	(16)	(2,197)	(927)
Net loss									(148,798)				(148,798)
Foreign currency translation adjustments												1,262	1,262

Comprehensive loss													(147,536)
Deemed dividends on Series A Convertible Preferred stock					37,247			(37,247)					—
Beneficial conversion feature of deemed dividends on Series A Convertible Preferred stock					(7,749)			7,749					—
Conversion of Series A Convertible Preferred stock	(580)		927,594		(695)		9	686					—
Issuance of Series B Convertible Preferred stock		6,552,886				66		65,806					65,872
Conversion of Series B Preferred stock		(6,552,886)	65,528,860			(66)	656	(590)					—
Vesting of performance warrants								10,338					10,338
Common stock warrant exercises			9,547,143				95	(95)					—
Issuance of common stock upon exercise of stock options			3,457,279				35	2,136					2,171
WAM!NET earn-out payment			4,421,488				44	5,350					5,394
Recognition of deferred compensation costs								(176)		923			747

Balance at December 31, 2004	202,490	—	180,361,264	(31,301)	272,137	—	1,804	384,847	(721,263)	(515)	(16)	(935)	(63,941)
Net loss									(69,069)				(69,069)
Foreign currency translation adjustments												(1,362)	(1,362)

Comprehensive loss													(70,431)
Deemed dividends on Series A Convertible Preferred stock					41,715			(41,715)					—
Beneficial conversion feature of deemed dividends on Series A Convertible Preferred stock					(8,679)			8,679					—
Issuance of common stock upon exercise of stock options			1,587,520	31,301			16	868			16		900
Issuance of restricted stock and restricted stock units			150,000				1	13,214		(13,215)			—
Repurchase and retirement of common stock			(750,994)				(8)	(330)	(202)				(540)
Recognition of deferred compensation costs								(18)		2,021			2,003

Balance at December 31, 2005	202,490	—	181,347,790	—	$305,173	$—	$1,813	$365,545	$(790,534)	$(11,709)	$—	$(2,297)	$(132,009)

The accompanying notes are an integral part of these consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data and where indicated)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

SAVVIS, Inc. (the Company) is a global information technology (IT) services company delivering integrated hosting, network, digital content services, industry solutions, security, and professional services to businesses around the world and to various segments of the U.S. federal government.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from such estimates and assumptions. Estimates used in the Company’s consolidated financial statements include, among others, accruals for commercial disputes and billing errors by vendors, allowance for credits and uncollectibles, valuation of the Subordinated Notes and warrants, valuation of the fair value of certain liabilities assumed in the acquisition of Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc., together with the assets of certain of their affiliates (collectively, CWA - see Note 3), and the valuation of long-lived assets. In addition, certain amounts from prior years have been reclassified to conform to the current year presentation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments it may hold from time to time with an original maturity of three months or less, as cash and cash equivalents.

Trade Accounts Receivable

The Company classifies as trade accounts receivable amounts due within twelve months, arising from the provision of services in the normal course of business.

Allowance for Credits and Uncollectibles

The Company occasionally guarantees certain service levels in its individual customer contracts. To the extent that such service levels are not achieved, the Company estimates the amount of credits to be issued, based on historical credits provided and known disputes, and records a reduction to revenue, with a corresponding increase in the allowance for credits and uncollectibles.

The Company assesses collectibility based on a number of factors, including customer payment history and creditworthiness. The Company generally does not request collateral from its customers although in certain cases it may obtain a security deposit. When evaluating revenue recognition and the adequacy of allowances, the Company maintains an allowance for uncollectibles and specifically analyzes accounts receivable, current economic conditions and trends, historical bad debt write-offs, customer concentrations, customer creditworthiness, and changes in customer payment terms. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable.

Property and Equipment

Communications and data center equipment, office equipment, and other equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives, which range from three to fifteen years. Facilities and leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease terms, which range from two to fifteen years.

Intangible Assets

The Company accounts for its intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 141, “Business Combinations,” as applicable. Identifiable intangible assets primarily include customer relationships, trademarks, patents, and peering agreements. Useful lives of the Company’s intangible assets are four years for trademarks, eleven to fifteen years for patents, three to four years for customer relationships, and seven years for peering agreements.

Valuation of Long-Lived Assets

In accordance with SFAS 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates its long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. If the Company determines that the carrying value of the long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a discounted cash flow method using a discount rate determined by management. The Company had no asset impairment charges during the years ended December 31, 2005, 2004, or 2003.

Depreciation, Amortization, and Accretion

Depreciation and amortization expense consists primarily of depreciation of property and equipment and assets held under capital lease, as well as amortization of intangible assets and leasehold improvements. Generally, depreciation and amortization is calculated using the straight-line method over the useful lives of the related assets, which range from two to fifteen years. Accretion expense results from aging of the discounted present value of various liabilities, including asset retirement obligations.

Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments as of December 31, 2005 and 2004 using available market information or other appropriate valuation methods. The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the short maturity of such instruments. The Company is exposed to interest rate volatility with respect to the variable interest rates of its revolving credit facility, which bears interest at current market rates. Thus, carrying value approximates fair value as of December 31, 2005. The estimated fair values of the Subordinated Notes are $257.1 million and $223.0 million as of December 31, 2005 and 2004, respectively.

Assets Held Under Capital Lease

The Company leases certain of its property and equipment under capital lease agreements. The assets held under capital lease and related obligations are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets held under capital lease. Such assets are amortized over the terms of the leases, or the estimated useful lives of the assets, which range from three to thirteen years.

Operating Leases

The Company has various operating leases for facilities and equipment. Terms of equipment leases are generally three years and terms of facility leases range from three to twenty years. The facility leases include rent increases and, in certain cases, rent holidays which are recorded on a straight-line basis over the underlying lease terms.

Asset Retirement Obligations

The Company records identified asset retirement obligations and the associated asset retirement costs in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” The value of the obligation is assessed as the present value of the expected future payments to retire the assets. The Company’s asset retirement obligations relate primarily to costs to remove leasehold improvements and return leased facilities to their original condition. The Company recognizes estimated cash flows related to legal obligations as defined by SFAS 143. The associated costs of the asset retirement obligations are capitalized and depreciated over their appropriate useful lives as further described in Note 11.

Revenue Recognition

The Company derives the majority of its revenue from recurring revenue streams, consisting primarily of managed IP VPN, hosting, digital content services, and other network services, which is recognized as services are provided. Installation fees, although generally billed upon installation, are deferred and recognized ratably over the estimated average life of a customer contract. Revenue is recognized only when the related service has been provided and there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured.

Cost of Revenue

Invoices from communications service providers may exceed amounts the Company believes it owes. The Company’s practice is to identify these variances and engage in discussions with the vendors to resolve disputes. Accruals are maintained for the best estimate of the amount that will ultimately be paid. Variations in the Company’s estimate and ultimate settlement of vendor billings may have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. Other operational expenses include rental costs, utilities, costs for hosting space, as well as salaries and related benefits for engineering, service delivery and provisioning, customer service, and operations personnel. Maintenance and operations costs for indefeasible rights of use (IRUs) are also reflected in cost of revenue.

Integration Costs

Integration costs represent the incremental costs of combining the acquired CWA net assets with the Company, which provide current or future benefit to the combined company, including rationalization of certain facilities, retention bonuses, and consulting by third parties. Such costs were incurred to obtain the synergies of the combined companies and are not expected to continue in 2006 as the Company has substantially completed its integration plan.

Stock-Based Compensation

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, compensation expense is recognized based on the intrinsic value of equity instruments awarded, as determined on the grant date by the excess of the fair value of the Company’s common stock over the exercise price of the instruments granted. Compensation expense recognized in the accompanying consolidated statements of operations related to grants of options, warrants, restricted common stock (RCS), and restricted stock units (RSUs) was $2.0 million, $11.1 million, and $14.0 million during the years ended December 31, 2005, 2004, and 2003, respectively.

In December 2005, prior to the Company’s adoption of SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)), its Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $0.75 per share previously awarded to employees, including its executive officers and non-employee directors, under the Company’s equity compensation plans. The acceleration of vesting was effective for stock options outstanding as of December 13, 2005. Options to purchase approximately 21.1 million shares of common stock, including approximately 5.5 million options held by executive officers and approximately 0.2 million options held by non-employee directors, were subject to the acceleration, which resulted in 92% of the Company’s outstanding options being vested. The purpose of the acceleration was to enable the Company to minimize the amount of compensation expense recognized in association with these options in its consolidated statements of operations upon adoption of SFAS 123(R) in January 2006. The Company believes that the aggregate future expense that has been eliminated as a result of the acceleration of the vesting of these options is approximately $11.2 million. The Company also believes that because the options that were accelerated had exercise prices in excess of the current market value of the Company’s common stock on the date of acceleration, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.

Pro forma information regarding net loss and net loss per common share attributable to common stockholders has been determined as if the Company had accounted for its equity instruments granted to employees and non-employee members of its Board of Directors using the fair value method prescribed by SFAS 123. The fair value of such instruments was estimated on the grant date utilizing the Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized on a straight-line basis over the applicable vesting periods, which is generally four years. The following table presents the Company’s pro forma net loss that would have been recorded had compensation expense for equity instruments been determined using the fair value method:

	Years Ended December 31,
	2005	2004	2003
Net loss attributable to common stockholders as reported	$(110,784)	$(186,045)	$(127,356)
Adjustments to net loss for:
Stock-based compensation expense (1)	498	748	10,589
Pro forma stock-based compensation expense	(18,567)	(5,624)	(14,021)

Pro forma net loss attributable to common stockholders	$(128,853)	$(190,921)	$(130,788)

Basic and diluted net loss per common share:
As reported	$(0.61)	$(1.64)	$(1.34)
Pro forma	$(0.71)	$(1.68)	$(1.38)

Assumptions utilized in the determination of fair value of options:
Expected volatility	107.3%	109.8%	78.6%
Risk-free interest rate	3.8%	3.1%	5.2%
Dividend yield	0.0%	0.0%	0.0%
Contractual option life in years	10	10	10
Expected option life in years	4	4	4

(1)	Excludes $10.3 million and $3.4 million of non-cash equity-based compensation expense relating to the issuance of performance warrants to entities affiliated with Constellation Ventures for the years ended December 31, 2004 and 2003, respectively. No such expense was incurred for the year ended December 31, 2005. Also excludes $1.5 million of non-cash equity-based compensation expense relating to the issuance of restricted stock for the year ended December 31, 2005. No such expense was incurred for the years ended December 31, 2004 and 2003.

Foreign Currency

Results of operations of the Company’s foreign subsidiaries are translated from the applicable functional currency to the U.S. dollar using average exchange rates during the reporting period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are included in accumulated other comprehensive loss, a separate component of stockholders’ equity (deficit). Foreign currency transaction gains and losses are recorded in the consolidated statements of operations.

Income Taxes

Income taxes are accounted for using the asset and liability method, which provides for the establishment of deferred tax assets and liabilities for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes, applying the enacted statutory tax rates in effect for the years in which differences are expected to reverse. Valuation allowances are established when it is more likely than not that recorded deferred tax assets will not be realized. The Company has provided a full valuation allowance on deferred tax assets arising primarily from tax loss carryforwards and other potential tax benefits according to SFAS No. 109, “Accounting for Income Taxes,” because the future realization of such benefit is uncertain. As a result, to the extent that those benefits are realized in future periods, they will favorably affect net income (loss). As of December 31, 2005, the Company had approximately $530.1 million in net operating loss carryforwards scheduled to expire between 2009 and 2024, of which approximately $253.2 million is subject to the Section 382 limitation of the Internal Revenue Code, which limits the amount of net operating losses that the Company may deduct for income tax purposes.

Loss Per Common Share

Loss per common share amounts for all periods presented herein conform to the provisions of SFAS No. 128, “Earnings Per Share.” As the effects of including the incremental shares associated with options, warrants, unvested restricted stock, and Series A Convertible Preferred stock are anti-dilutive, they are not included in the diluted weighted average common shares outstanding. Accordingly, no reconciliation between basic and diluted loss per common share has been presented.

Concentrations of Credit Risk and Significant Customers

The Company invests excess cash with high credit, quality financial institutions, which bear minimal risk, and, by policy, limit the amount of credit exposure to any one financial institution. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company periodically reviews the credit quality of its customers and generally does not require collateral.

The Company is dependent upon one of its customers for a significant portion of its revenue. Revenue from Reuters and its subsidiaries was $100.5 million for the year ended December 31, 2005, representing 15% of the Company’s total revenue, a decrease of $21.5 million from revenue of $122.0 million for the year ended December 31, 2004. Revenue from Reuters and its subsidiaries in 2004 represented 20% of the Company’s total revenue, a decrease of $15.2 million from revenue of $137.2 million for the year ended December 31, 2003. Of the revenues from Reuters for the year ended December 31, 2005, 47%, 21%, and 32% of revenue originated from the Americas, Europe, and Asia geographic regions, respectively. Of the revenues from Reuters for the year ended December 31, 2004, 50%, 20%, and 30% of revenue originated from the Americas, Europe, and Asia geographic regions, respectively. Of the revenues from Reuters for the year ended December 31, 2003, 46%, 23%, and 31% of revenue originated from the Americas, Europe, and Asia geographic regions, respectively.

NOTE 3—CWA NET ASSET ACQUISITION

In March 2004, the Company purchased substantially all of the assets and assumed certain liabilities of CWA, which was wholly-owned by Cable & Wireless plc, to expand and complement the Company’s existing service offerings. CWA provided a broad range of network and hosting services, including Internet access to a Tier 1 IP network, colocation, hosting, and other value-added services such as managed security and content distribution. The transaction, following approval by the U.S. Bankruptcy Court and other federal regulatory agencies, closed on March 5, 2004. The operating results of the acquired CWA net assets have been included in the Company’s results of operations from the closing acquisition date.

To finance the purchase and fund working capital and capital expenditure requirements of CWA, in February 2004, the Company issued $200.0 million of the Subordinated Notes, due 2009, and warrants to purchase shares of the Company’s Series B Convertible Preferred stock (the Series B Preferred) to a group of investors, including entities and individuals affiliated with Welsh Carson and Constellation Ventures, both of which were existing stockholders. The warrants were exercised and, in December 2004, were converted into 65.5 million shares of the Company’s common stock.

The total purchase price consisted of $155.0 million, the assumption of certain liabilities and leases for certain data centers and other facilities, and the funding of CWA’s working capital losses from January 28, 2004, through March 5, 2004, of $13.5 million. Additionally, the Company entered into an agreement to transfer its rights at closing to acquire four of the CWA data centers and one office facility to an unrelated third party for $52.0 million paid directly to the CWA bankruptcy estate. The Company subsequently leased those facilities back from that party for 15 years. As a result, the total cash cost of the CWA net asset acquisition was $116.5 million.

The transaction was accounted for using the purchase method of accounting under SFAS 141 and, accordingly, the results of operations of the assets acquired and liabilities assumed have been included in the consolidated financial statements from the acquisition date. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values. The estimated fair value of net assets acquired exceeded the acquisition cost. Therefore, in accordance with SFAS 141, the fair value in excess of the acquisition cost was allocated as a pro rata reduction of acquired property and equipment and intangible assets. The following table presents the allocation of purchase price to the assets acquired and liabilities assumed:

Allocation of Purchase Price
Trade accounts receivable and other current assets	$44,869
Property and equipment	179,959
Intangible assets	11,399
Other non-current assets	3,565
Trade accounts payable and other current liabilities	(68,801)
Capital lease obligations	(1,756)
Other long-term liabilities	(52,758)

Total purchase price	$116,477

Certain amounts reflected in the purchase price allocation represent the Company’s estimate of fair value of liabilities relating to contractual agreements. Additionally, the liabilities assumed by the Company include adjustments to properly reflect the fair market value of long-term facility leases totaling $20.4 million; idle capacity related to a long-term IRU, maintenance and power contract totaling $16.3 million; idle capacity of certain leased facilities totaling $13.5 million; and the obligation to rehabilitate leased facilities with varying termination dates totaling $16.5 million. The fair value of the long-term facility leases was calculated considering the difference between fair market rents and contractually required rents. The idle capacity of certain leased facilities was determined based on discounted future cash flows of such facilities. Contracts have been reflected at their fair market value of the services to be provided at the time of the acquisition, in addition to any inherited purchase commitments the combined entity does not plan to utilize. The asset retirement obligation liability was calculated and recorded at the present value of expected future payments required to restore certain leased facilities to their original condition.

The Company recorded $6.6 million of involuntary employee termination costs in the opening balance sheet as a liability and paid $1.2 million and $5.4 million in severance payments during the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, the Company had paid all involuntary employee termination costs. In total, approximately 300 employees have been terminated in various departments.

The table which follows presents unaudited pro forma combined results of operations of the Company and CWA, as if the net asset acquisition had occurred as of January 1, 2004, giving effect to certain adjustments, including depreciation, accretion, interest, the issuance of the Series B Preferred, and the issuance of the Subordinated Notes. The Company believes that actual results of the combined business would have been different had the CWA net assets been under the Company’s management during the entirety of the periods presented.

	Years Ended December 31,
	2005	2004	2003
	Actual	Pro Forma
Revenue	$667,012	$679,330	$771,809
Net loss	(69,069)	(174,388)	(525,906)
Basic and diluted net loss per common share	(0.61)	(1.86)	(5.90)

NOTE 4—PROPERTY AND EQUIPMENT

The following table presents property and equipment, by major category, as of December 31, 2005 and 2004:

	December 31,
	2005	2004
Communications and data center equipment	$408,300	$374,765
Facilities and leasehold improvements	157,171	146,678
Office equipment and other	48,706	37,206

	614,177	558,649
Less accumulated depreciation and amortization	(352,952)	(294,107)

Property and equipment, net	$261,225	$264,542

Depreciation expense was $54.5 million, $50.5 million, and $54.7 million for the years ended December 31, 2005, 2004, and 2003, respectively.

The following table presents property and equipment held under capital lease, by major category, as of December 31, 2005 and 2004:

	December 31,
	2005	2004
Communications and data center equipment	$71,992	$71,725
Facilities and leasehold improvements	52,000	52,000
Office equipment and other	27	27

	124,019	123,752
Less accumulated amortization	(77,745)	(69,361)

Property and equipment held under capital lease, net	$46,274	$54,391

Amortization expense for assets held under capital lease was $8.4 million, $8.5 million, and $16.9 million for the years ended December 31, 2005, 2004, and 2003, respectively.

NOTE 5—INTANGIBLE ASSETS

The following table presents intangible assets as of December 31, 2005 and 2004:

	December 31,
	2005	2004
Intangible assets:
Customer relationships	$13,160	$14,073
Other intangible assets	5,550	6,343

Subtotal	18,710	20,416

Less accumulated amortization:
Customer relationships	(8,638)	(4,565)
Other intangible assets	(1,541)	(633)

Subtotal	(10,179)	(5,198)

Intangible assets, net	$8,531	$15,218

Amortization expense for intangible assets was $5.0 million, $4.6 million, and $0.6 million for the years ended December 31, 2005, 2004, and 2003, respectively.

The following table presents the estimated aggregate amortization expense for intangible assets for the next five years:

Year Ended December 31,
2006	$4,043
2007	2,165
2008	1,148
2009	470
2010	375

Total estimated aggregate amortization expense	$8,201

NOTE 6—OTHER CURRENT ASSETS

The following table presents other current assets as of December 31, 2005 and 2004:

	December 31,
	2005	2004
Deferred installation costs	$7,158	$2,596
Other	1,802	2,675

Total other current assets	$8,960	$5,271

NOTE 7—LONG-TERM DEBT

The following table presents long-term debt as of December 31, 2005 and 2004:

	December 31,
	2005	2004
Proceeds from issuance of the Subordinated Notes	$200,000	$200,000
Adjustment for the valuation of warrants issued for Series B Preferred (original issue discount)	(65,872)	(65,872)

Adjusted value of the Subordinated Notes	134,128	134,128
Accrued interest on the Subordinated Notes	60,867	26,791
Accretion of the original issue discount	22,264	10,132

Balance of the Subordinated Notes	217,259	171,051
Revolving Credit Facility	58,000	—

Total long-term debt	$275,259	$171,051

Revolving Credit Facility

On June 10, 2005, the Company and certain of its subsidiaries entered into a credit agreement with Wells Fargo Foothill, Inc., as arranger and administrative agent, and certain other lenders to provide the Company with an $85.0 million revolving credit facility (the Revolving Facility), which includes a $15.0 million letter of credit facility. The Revolving Facility may be used for working capital and other general corporate purposes. A portion of the proceeds from the Revolving Facility were used to fully retire $53.9 million in outstanding principal and accrued interest under the Company’s master lease agreement with General Electric Capital Corporation (GECC), achieving more favorable borrowing rates and a longer borrowing term. In conjunction with the repayment of the GECC master lease, $2.7 million of previously deferred financing costs were written off to interest expense. In addition, $3.8 million of the proceeds were used to pay related Revolving Facility fees and expenses, which were recorded as other current and other non-current assets in the accompanying consolidated balance sheet as of December 31, 2005 and are being amortized over the term of the Revolving Facility. The Revolving Facility matures, and all outstanding borrowings and unpaid interest are due, on December 9, 2008. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined by the Revolving Facility agreement. As of December 31, 2005, the $85.0 million Revolving Facility included outstanding principal of $58.0 million, outstanding letters of credit of $10.3 million (see Note 13), and unused availability of $16.7 million. The Company may terminate the Revolving Facility prior to maturity, provided that the Company pays a premium of 2.0% of the revolver amount if terminated during the first 12 months of the Revolving Facility term, a premium of 0.5% of the revolver amount if terminated during the 12 months thereafter, and no premium during the remainder of the term.

The Revolving Facility contains affirmative covenants, negative covenants, and financial covenants that are more favorable than those under the master lease agreement with GECC. The negative covenants place restrictions on, among other things, levels of investments, indebtedness, and dividend payments that the Company may make or incur. The financial covenants, which apply only if the Company maintains qualified cash and availability of less than $35.0 million, require the maintenance of certain financial measures at defined levels. Under the Revolving Facility, borrowings bear interest at a base LIBOR rate of one to six months plus an additional 2.75% to 3.25%, determined by certain financial measures, with a minimum interest rate at all times of 5.25%. As of December 31, 2005, the Revolving Facility bears interest at 7.02% based on the six-month LIBOR set in August 2005 of 4.02%. The six-month LIBOR was 4.71% as of December 31, 2005. Interest is payable at varying dates, as outlined in the Revolving Facility agreement, generally every one to three months. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee. The Revolving Facility is secured by substantially all of the Company’s domestic properties and assets. The carrying amount of the Company’s obligations under the Revolving Facility approximate fair value because the interest rates are based on floating interest rates identified by reference to market rates.

Subordinated Notes

In February 2004, the Company issued $200.0 million of Subordinated Notes. The proceeds were used to fund the CWA net asset acquisition and related operational, working capital, and capital expenditure requirements. Debt issuance costs associated with the Subordinated Notes were $2.0 million, consisting of fees paid to the purchasers of the Subordinated Notes, which were capitalized in other non-current assets and are being amortized to interest expense using the effective interest method until maturity. The Subordinated Notes accrued interest based on a 365-day year at a rate of 12.5% per annum until February 3, 2005 and 15% per annum thereafter, payable semi-annually on June 30 and December 31 through the issuance of additional Subordinated Notes equal to the accrued interest payable at the time of settlement. Prior to January 29, 2008, the Company may redeem the Subordinated Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, plus a make-whole premium. The make-whole premium is equal to all remaining interest to be paid on the Subordinated Notes from the date of the redemption notice through January 30, 2008 discounted semi-annually at a rate equal to the treasury rate plus 0.5%, plus 1% of the principal amount of the Subordinated Notes. After January 30, 2008, the Company may redeem the Subordinated Notes, in whole but not in part, at a redemption price equal to 101% of the principal amount plus all accrued and unpaid interest. Upon a change of control, the holders of the Subordinated Notes have the right to require the Company to redeem any or all of the Subordinated Notes at a cash price equal to 100% of the principal amount of the Subordinated Notes, plus all accrued and unpaid interest as of the effective date of such change in control. The Subordinated Notes mature in a single installment on January 30, 2009.

Warrants exercisable for Series B Preferred were issued with the Subordinated Notes. The $200.0 million in proceeds from issuance were allocated between the Subordinated Notes and the warrants for Series B Preferred, based on their relative fair values, resulting in an original issue discount of $65.9 million. The allocated value of the Subordinated Notes at date of issuance, plus accrued interest on the face value and accreted interest on the original issue discount, are reflected as long-term debt in the accompanying condensed consolidated balance sheets. The fair value of the Series B Preferred was determined with the assistance of an independent third-party valuation firm, and the allocated fair value is reflected in additional paid-in capital in stockholders’ equity (deficit) in the accompanying consolidated balance sheet. The purchasers of the Subordinated Notes exercised the warrants and converted the Series B Preferred into common stock in December 2004. The Series B Preferred was retired by the Company’s Board of Directors in 2005. The outstanding principal and interest-to-date of the Subordinated Notes, excluding the original issue discount, was $257.1 million and $223.0 million as of December 31, 2005 and 2004, respectively.

Debt Covenants

The provisions of the Company’s Revolving Facility and Subordinated Notes contain a number of covenants that could restrict or limit the Company’s ability to:

•	incur more debt;

•	pay dividends, subject to financial measures and other conditions;

•	make other distributions;

•	issue stock of subsidiaries;

•	make investments or acquisitions;

•	repurchase stock;

•	create subsidiaries;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate; and

•	transfer and sell assets.

The ability to comply with these provisions may be affected by events beyond the Company’s control. The breach of any of these covenants could result in a default under the Company’s debt agreements and could trigger acceleration of repayment. As of and during the years ended December 31, 2005 and 2004, the Company was in compliance with all covenants under the Revolving Facility and Subordinated Notes, as applicable.

Future Principal Payments

As of December 31, 2005, aggregate future principal payments of long-term debt are zero in 2006 and 2007, $58.0 million in 2008, and $401.9 million in 2009, consisting of $200.0 million in principal and $201.9 million of accrued non-cash interest, with no payments due thereafter. The weighted average interest rate applicable to the Company’s outstanding borrowings under the Revolving Facility and Subordinated Notes was 13.53% and 12.50% as of December 31, 2005 and 2004, respectively.

NOTE 8—CAPITAL LEASE OBLIGATIONS

The following table presents future minimum lease payments under capital leases as of December 31, 2005:

Year Ended December 31,
2006	$11,018
2007	10,857
2008	11,032
2009	11,304
2010	11,643
Thereafter	109,092

Total capital lease obligations	164,946
Less amount representing interest	(104,460)
Less current portion	(596)

Capital lease obligations, net of current portion	$59,890

As described in Note 7, in June 2005, the Company fully repaid $53.9 million in outstanding principal and accrued interest under the Company’s master lease agreement with GECC.

NOTE 9—OPERATING LEASES

The following table presents future minimum lease payments under operating leases as of December 31, 2005:

Year Ended December 31,
2006	$57,136
2007	55,216
2008	53,175
2009	49,645
2010	41,689
Thereafter	133,467

Total future minimum lease payments	$390,328

Rental expense under operating leases was $59.9 million, $48.3 million, and $15.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.

NOTE 10—OTHER ACCRUED LIABILITIES

The following table presents the components of other accrued liabilities as of December 31, 2005 and 2004:

	December 31,
	2005	2004
Current other accrued liabilities:
Wages, employee benefits, and related taxes	$23,190	$17,786
Deferred revenue	15,775	9,267
Taxes payable	6,036	7,794
Acquired contractual obligations in excess of fair value and other	7,872	9,995
Accrued outside services	14,372	6,194
Other current liabilities	11,452	15,114

Total current other accrued liabilities	$78,697	$66,150

Non-current other accrued liabilities:
Deferred revenue	$12,309	$2,201
Acquired contractual obligations in excess of fair value and other	27,965	31,917
Asset retirement obligation	21,965	19,157
Other non-current liabilities	18,576	15,331

Total non-current other accrued liabilities	$80,815	$68,606

NOTE 11—ASSET RETIREMENT OBLIGATIONS

The Company records asset retirement obligations (ARO) related to the rehabilitation and removal of certain leasehold improvements along with corresponding increases to the carrying values of the related long-lived assets at the time a lease agreement is executed. The Company depreciates the leasehold improvements using the straight-line method and recognizes accretion expense over their estimated useful lives.

The following table presents a reconciliation of the ARO as of December 31, 2005 and 2004:

	December 31,
	2005	2004
Balance at beginning of year	$19,157	$—

Liabilities incurred or acquired	(215)	16,762
Liabilities settled	(18)	—
Accretion expense	3,041	2,395

Balance at end of year	$21,965	$19,157

NOTE 12—RESTRUCTURING CHARGES

In June 2005, the Company recorded restructuring charges related to the termination of a naming rights agreement for use of the Company’s name on a sports and entertainment arena in St. Louis, Missouri. In connection with the termination of the naming rights agreement, the Company paid $5.5 million in cash and wrote off a $1.6 million naming rights asset, both of which were recorded as restructuring charges in the accompanying consolidated statement of operations for the year ended December 31, 2005. Termination of the naming rights agreement relieved the Company of $62.1 million in future cash obligations through June 2020. No further costs or obligations exist relative to the terminated naming rights agreement.

Also in June 2005, the Company terminated an operating lease relating to unutilized space for which a restructuring liability had previously been established for the net present value of future minimum lease payments. In connection with the termination of the lease, the Company paid $2.0 million in cash, which was recorded as a reduction of the existing restructuring liability included in non-

current other accrued liabilities. The remaining restructuring liability balance of $3.9 million was reversed through restructuring charges in the accompanying consolidated statement of operations for the year ended December 31, 2005. Termination of the operating lease relieved the Company of $5.8 million in future cash obligations through March 2011. No further costs or obligations exist relative to the terminated operating lease.

NOTE 13—COMMITMENTS AND CONTINGENCIES

The Company’s customer contracts generally span multiple periods, which result in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $58.6 million, $19.7 million, $7.5 million, and $89.5 million during the years ended December 31, 2006, 2007, 2008, and thereafter, respectively. Should the Company not meet the minimum spending levels in any given term, decreasing termination liabilities representing a percentage of the remaining contracted amount may become immediately due and payable. Furthermore, certain of these termination liabilities are subject to reduction should the Company experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if the Company had terminated all of these agreements as of December 31, 2005, the maximum termination liability would have been $31.2 million.

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as letters of credit, indemnifications, and operating leases (see Note 9) which are not reflected in its consolidated balance sheets. The agreements associated with such guarantees and financial instruments mature at various dates through July 2017 and may be renewed as circumstances warrant. As of December 31, 2005, the Company had $10.3 million in letters of credit pledged as collateral to support various property and equipment leases and utilities. In addition, certain of the operating leases assumed by the Company in the CWA net asset acquisition were collateralized by Cable & Wireless plc with letters of credit and guarantees. Such collateral remained in place following the acquisition, and the Company agreed to reimburse Cable & Wireless plc for any payments made under the collateral. Such collateral totals $15.1 million and will be replaced by the Company on or before July 2007. The Company’s financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In management’s past experience, no claims have been made against these financial instruments nor does it expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, the Company determined such financial instruments do not have significant value and has not recorded any related amounts in its consolidated financial statements.

The Company is subject to various legal proceedings and actions arising in the normal course of business. While the results of such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

The Company has employment agreements with key executive officers that contain provisions with regard to base salary, bonus, stock-based compensation, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control of the Company.

The following table presents our undiscounted contractual cash obligations as of December 31, 2005:

	Payments Due by Period
	Total	1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt (1)	$459,893	$—	$58,000	$401,893	$—
Asset retirement obligation	50,171	444	4,003	17,665	28,059
Operating leases	390,241	57,136	108,304	91,334	133,467
Capital lease obligations (2)	164,946	11,018	21,889	22,947	109,092
Unconditional purchase obligations	187,344	67,468	28,163	14,299	77,414

Total contractual cash obligations	$1,252,595	$136,066	$220,359	$548,138	$348,032

(1)	Includes interest accrued of $201.9 million over the remaining term of the Subordinated Notes. Interest is payable through the issuance of additional Subordinated Notes equal to the accrued interest payable at the time of settlement.
(2)	Includes interest payments of $104.5 million over the remaining term of the obligations.

NOTE 14—STOCKHOLDERS’ EQUITY (DEFICIT)

The following table summarizes the number of diluted common shares, on an as-converted basis, as of December 31, 2005 and 2004:

	December 31,
	2005	2004
Total common shares outstanding	181,347,790	180,329,963
Series A Preferred on an as-converted basis	410,918,717	366,871,247
Unvested restricted stock units	14,265,000	—
Warrants and options outstanding (treasury method)	4,633,814	29,723,925

Diluted common shares, on an as-converted basis	611,165,321	576,925,135

Restricted Stock Units

In August 2005, the compensation committee awarded 19.9 million restricted common stock units (RSUs) to executives and employees, of which 5.6 million were subsequently forfeited upon employment termination prior to December 31, 2005, governed by the terms of the 2003 Incentive Compensation Plan (the 2003 Plan). No cash consideration was received by the Company for such awards. The vesting of the RSUs are subject to continued employment and the Company’s achievement of financial performance targets over a period of up to four years. RSUs represent common stock but do not give the recipient any actual ownership interest in the Company’s common stock, other than the right to receive cash dividends, until vested and the shares of common stock underlying the RSUs are delivered. The Company initially recorded $17.9 million of deferred compensation in conjunction with the grant of the RSUs, of which $4.8 million was subsequently reversed due to the above referenced forfeited RSUs, which represents the fair value of the RSUs on the date of grant. Deferred compensation is being amortized on a straight-line basis and recognized as non-cash equity-based compensation over the requisite service period. Compensation expense was $1.5 million during the year ended December 31, 2005. If the Company achieves its performance targets, non-cash equity-based compensation will be accelerated to ensure that the amount of non-cash equity-based compensation recorded is reflective of the vested RSUs.

Restricted Common Stock

In February 2005, the Company’s Board of Directors awarded 0.2 million shares of restricted common stock (RCS), governed by the terms of the 2003 Plan. The related RCS agreements provide for the issuance of non-vested RCS to certain non-employee members of the Company’s Board of Directors. RCS issued under the 2003 Plan vest ratably on the anniversary of the grant date over a period of three years based on the recipient’s continued service to the Company. RCS provide the recipient on the grant date with actual ownership interests in the Company’s common stock, including voting rights and the right to receive dividends. The Company recorded $0.1 million of deferred compensation in conjunction with the grant of the RCS, which represents the fair value of the RCS on the date of grant. Deferred compensation is being amortized on a straight-line basis and recognized as non-cash equity-based compensation over the three-year vesting period and was less than $0.1 million during the year ended December 31, 2005.

WAM!NET Transaction

In connection with its asset purchase agreement with WAM!NET in August 2003, the Company issued 4.4 million shares of common stock as payment for approximately 50% of the total purchase price (see Note 18).

Warrants Outstanding

In connection with the Company’s recapitalization in 2002, five-year warrants were issued to Nortel Networks, Inc. and General Electric Capital Corporation (GECC) to purchase approximately 6.4 million and 9.6 million shares, respectively, of the Company’s common stock at $0.75 per share and were exercisable upon issuance. In the first quarter of 2004, GECC exercised their warrant and received approximately 7.0 million shares of the Company’s common stock.

Additionally in 2002, the Company issued ten million five-year performance warrants to entities affiliated with Constellation Ventures (Constellation) to acquire shares of common stock at $0.75 per share. The warrants vested in a total of three tranches as Constellation earned the right to exercise the warrants when it met certain performance criteria related to assisting the Company in obtaining new business. During the fourth quarter of 2003, the first quarter of 2004, and the second quarter of 2004, respectively, Constellation met the performance criteria, causing each of the three tranches for an aggregate of 10.0 million warrants to vest, which resulted in non-cash equity-based compensation expense of $3.4 million, $6.6 million, and $3.8 million, with respect to each of the three tranches. The non-cash equity-based compensation expense was calculated utilizing the Black-Scholes option pricing model and current market and Company assumptions. In the first quarter of 2004, Constellation exercised its first tranche of vested warrants and received approximately 2.6 million shares of the Company’s common stock.

Series A Convertible Preferred Stock

In February 2002, the Company’s Board of Directors authorized 210,000 shares of Series A Convertible Preferred stock (Series A Preferred) and the Company issued 203,070 of such shares to entities and individuals affiliated with Welsh Carson, Constellation, Reuters, and other parties. The Series A Preferred accrues dividends at the rate of 11.5% per annum on the outstanding accreted value thereof (initially $1,000 per share). After March 2010, the Company may, at its option, pay the dividends in cash. Accrued but unpaid dividends are added to the outstanding accreted value quarterly. As of December 31, 2005, accrued and unpaid Series A Preferred dividends totaled $105.8 million. The Series A Preferred is convertible into such number of shares of common stock equal to the outstanding accreted value divided by the conversion price of $0.75, equaling approximately 410.9 million common shares at December 31, 2005. The Series A Preferred is entitled to vote on all matters submitted to the common stockholders on an as-converted basis and represented approximately 69% of the voting stock of the Company as of December 31, 2005. Upon a liquidation event, the holders of the Series A Preferred are entitled to be paid a liquidation preference from the Company’s assets before any distributions are made on junior securities, including common stock. The conversion price of $0.75 was established several days prior to the issuance date of the Series A Preferred in March 2002. On such date, the closing price of the Company’s common stock was $1.00. Accordingly, the Company recorded a non-cash beneficial conversion feature of $52.7 million, representing the $0.25 per share intrinsic value of such feature, as a return to the Series A Preferred stockholders in March 2002. The Company recorded charges to additional paid-in capital for the non-cash beneficial conversion feature of $8.7 million, $7.7 million, and $6.9 million related to accrued dividends during the years ended December 31, 2005, 2004, and 2003, respectively.

The following table presents Series A Preferred transactions through, and related value as of, December 31, 2005:

Issuance Date	Series A Preferred Shares Issued	Value
March 2002	158,070	$158,070
June 2002	22,400	22,400
September 2002	22,600	22,600

	203,070	203,070

Accrued dividends, net of beneficial conversion feature		105,814

		308,884
Offering costs of Series A Preferred		(3,016)
Conversion of Series A Preferred into common stock		(695)

Balance of Series A Preferred as of December 31, 2005		$305,173

Number of common shares Series A Preferred is convertible into based on the conversion price of $0.75 at December 31, 2005		410,918,717

NOTE 15—INCOME TAXES

The Company incurred operating losses from inception through December 31, 2005, and, therefore, has not recorded a provision for income taxes. Accordingly, no United States or foreign income taxes were provided for the years ended December 31, 2005, 2004, and 2003, respectively, as the potential deferred tax benefit, resulting primarily from the net operating losses, was fully offset by a valuation allowance against such deferred tax benefit. The Company recorded valuation allowances of $269.4 million, $242.0 million, and $185.2 million as of December 31, 2005, 2004, and 2003, respectively, against its net deferred tax asset due to the uncertainty of its ultimate realization. The valuation allowances increased $27.4 million, $56.8 million, and $29.4 million during the years ended December 31, 2005, 2004, and 2003, respectively.

The following table presents the components of deferred income tax assets and liabilities as of December 31, 2005 and 2004:

	December 31,
	2005	2004
Deferred income tax assets:
Net operating loss carryforwards	$219,998	$225,721
Accrued non-cash interest on Subordinated Notes	31,912	—
Deferred revenue	6,427	2,173
Accrued payroll	5,737	2,900
Allowance for doubtful accounts	4,240	6,527
Restricted stock units	509	—
Other	11,759	9,119

Gross deferred tax assets	280,582	246,440

Deferred income tax liabilities:
Property and equipment	11,207	4,404

Gross deferred tax liabilities	11,207	4,404

Total deferred tax assets, net of deferred tax liabilities	269,375	242,036
Valuation allowances	(269,375)	(242,036)

Net deferred tax assets	$—	$—

The following table presents the components of income (loss) before income taxes for the years ended December 31, 2005, 2004, and 2003:

	Years Ended December 31,
	2005	2004	2003
Domestic operations	$(63,676)	$(152,174)	$(100,139)
Foreign operations	(5,393)	3,376	6,106

Total income (loss) before income taxes	$(69,069)	$(148,798)	$(94,033)

An ownership change, as defined in Section 382 of the Internal Revenue Code, restricts the Company’s ability to use future U.S. taxable income against the Company’s U.S. net operating loss carryforwards. Section 382 may also limit the utilization of other U.S. carryover tax attributes upon the occurrence of an ownership change. Management believes that this limitation restricts the Company’s ability to offset any future U.S. taxable income against its net operating loss carryforwards over the U.S. statutory carryforwards periods, ranging from 15 to 20 years, to approximately $4.8 million per year before the net effect of future recognized “built-in” gains or losses existing as of the date of the ownership change.

As of December 31, 2005, the Company has approximately $530.1 million in U.S. net operating loss carryforwards expiring between 2009 and 2025, of which it estimates $253.2 million is subject to the Section 382 limitation. As of December 31, 2005, the Company’s foreign subsidiaries have approximately $49.4 million in net operating loss carryforwards, primarily from the United Kingdom, Singapore, Germany, Australia and Hong Kong, each having unlimited carryforwards periods.

The effective income tax rate differed from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2005	2004	2003
Federal statutory rate	34%	34%	34%
State taxes, net of federal benefit	4	4	4
Change in valuation allowance primarily due to net operating loss carryforwards	(36)	(36)	(25)
Non-deductible compensation and permanent items	(2)	(2)	(13)

Effective income tax rate	—	—	—

NOTE 16—STOCK-BASED COMPENSATION

During the years ended December 31, 2005, 2004, and 2003, the Company sponsored the 2003 Plan and the 1999 Stock Option Plan (the 1999 Plan), collectively referred to herein as the Incentive Plans. The 2003 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights and cash awards while the 1999 Plan provides only for the grant of stock options. Any of these awards may be made as performance incentives to reward attainment of annual or long-term performance goals. The Incentive Plans have 86.0 million shares authorized for grants of options or other equity instruments. During the year ended December 31, 2005, the Company cancelled 5.4 million options under the 2003 Plan and issued the same number of options under the 1999 Plan. The Company also cancelled 7.5 million options and issued the same number of options with identical terms other than the extention of the exercise period from March 5, 2012 to December 22, 2015.

The following table presents stock option activity for the Incentive Plans and related information for the years ended December 31, 2005, 2004, and 2003 (in thousands, except weighted figures):

	Years Ended December 31,
	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	51,858	$1.07	39,320	$1.10	34,979	$1.14
Granted	19,388	0.84	20,743	1.25	9,324	0.74
Exercised	(1,619)	0.56	(3,457)	0.63	(2,419)	0.59
Cancelled / forfeited	(17,564)	0.87	(4,748)	2.40	(2,564)	1.16

Outstanding at end of year	52,063	$1.05	51,858	$1.07	39,320	$1.10

Exercisable at end of year	47,797	$1.09	14,514	$1.24	10,446	$1.87

The following table presents information regarding stock options outstanding and exercisable for the Incentive Plans as of December 31, 2005 (in thousands, except exercise prices and weighted average figures):

	December 31, 2005
	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $0.73	7,066	7.63 years	$0.53	3,559	$0.48
0.74 - 0.75	21,752	6.55 years	0.75	20,993	0.75
0.76 - 1.14	13,702	9.07 years	1.00	13,702	1.00
1.15 - 24.00	9,543	8.12 years	2.17	9,543	2.17

$0.31 - $24.00	52,063	7.65 years	$1.05	47,797	$1.09

The Company recognizes compensation expense over the vesting period for options granted in which the exercise price is less than the fair value at the date of grant. During the year ended December 31, 2005, the Company granted options with exercise prices equal to or greater than the fair market value of the Company’s common stock on the grant date. During the year ended December 31, 2003, the Company granted options to purchase 9.3 million shares of common stock, including options to purchase 2.6 million shares with exercise prices below the fair market value of the Company’s common stock. Compensation expense associated with these option grants was accrued in 2002 in conjunction with the Company’s bonus program.

The following table presents information regarding the weighted average fair values and weighted average exercise prices of options granted under the Incentive Plans, classified by options with exercise prices equal to, greater than, or less than the market price of the Company’s common stock on the grant date for the years ended December 31, 2005, 2004, and 2003 (in thousands, except weighted average figures):

	Years Ended December 31,
	2005			2004			2003
	Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value	Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value	Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise = Market	6,445	$0.80	$0.80	20,743	$1.25	$1.25	6,761	$0.88	$0.88
Exercise > Market	12,943	0.86	0.77	—	—	—	—	—	—
Exercise < Market	—	—	—	—	—	—	2,563	0.39	0.77

NOTE 17—RETIREMENT SAVINGS PLAN

The Company has a 401(k) retirement savings plan for the benefit of qualified employees. All active employees at least 21 years of age are eligible to participate and may contribute a portion of their compensation to the plan. The Company matches 50% of employee contributions up to a maximum of 6% of total compensation. Company contributions under this plan vest ratably over three years. The Company expensed $3.0 million, $2.6 million, and $0.9 million in employer matching contributions during the years ended December 31, 2005, 2004, and 2003, respectively.

NOTE 18—WAM!NET TRANSACTION

In August 2003, the Company purchased certain assets related to the commercial business operations of WAM!NET, Inc., a global provider of content management and delivery services, including its customer contracts and related customer premise and other equipment. The total purchase price was $11.4 million in cash, including 4.4 million shares of the Company’s common stock. Under the terms of the purchase agreement, the Company made an initial payment of $3.0 million for the acquired assets. The final purchase price was determined during the third quarter of 2004 based on the revenue derived from the acquired customers and was adjusted to reflect an achievement of certain revenue targets from the acquired customers. The adjustment of $3.8 million represented an increase in the expected earn-out payments to WAM!NET from $4.6 million to $8.4 million based on customer performance. The Company paid the balance in nine monthly installments of approximately $0.3 million each through April 2005. The remaining balance at December 31, 2004 was $1.4 million and was fully paid as of December 31, 2005. The final purchase price was allocated to property and equipment and customer contracts based on their relative fair values.

NOTE 19—INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company’s operations are managed on the basis of three geographic regions, Americas, Europe and Asia. Management evaluates the performance of such regions and allocates resources to them based primarily on revenue. The Company has evaluated the criteria for aggregation of its geographic regions under SFAS 131 and believes it meets each of the respective criteria set forth therein. Each geographic region provides all of the Company’s services to businesses in various industries. In addition, the geographic regions utilize similar means for delivering the Company’s services; have similarity in the types of customer receiving the products and services; distribute the Company’s services over a unified network; and operate within a consistent regulatory environment. In light of these factors, management has determined that the Company has one reportable segment.

The table below presents selected financial information for the Company’s geographic regions as of and for the years ended December 31, 2005, 2004, and 2003. For the years ended December 31, 2005, 2004, and 2003, revenue earned in the U.S. represented approximately 82%, 82% and 60% of total revenue, respectively.

	Year Ended December 31,
	2005	2004	2003
Revenue:
Americas	$548,430	$506,466	$151,329
Europe	74,943	63,857	49,842
Asia	43,639	46,500	51,700

Total revenue	$667,012	$616,823	$252,871

	December 31,
	2005	2004	2003
Property and equipment, net:
Americas	$249,922	$256,369	$53,397
Europe	9,649	6,558	3,981
Asia	1,654	1,615	1,979

Total property and equipment, net	$261,225	$264,542	$59,357

Substantially all of the Company’s intangible assets and other non-current assets reside in the Americas geographic region.

NOTE 20—RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles had to be recognized using a cumulative effect adjustment within the consolidated statement of operations during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations, or cash flows.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Adoption of FIN 47 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)), effective January 1, 2006, which is a revision of SFAS No. 123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock, and other stock-based instruments, to be recognized in the financial statements based on their fair values. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method under APB 25 and, as such, only recognizes compensation cost for employee stock options to the extent that options have been issued with an exercise price below the fair market value of the Company’s common stock on the date of grant. Accordingly, the adoption of SFAS 123(R) will have an impact on the Company’s results of operations, although it will have no impact on its overall financial position. Based on unvested, outstanding employee stock options, RSUs, and RCS as of December 31, 2005, the Company estimates it will recognize $4.2 million in compensation cost for the year ended December 31, 2006. Had the Company adopted SFAS 123(R) in prior periods, the impact of adoption would have approximated the fair value disclosure of pro forma net loss and net loss per common share previously disclosed in the Company’s Quarterly and Annual Reports filed on Forms 10-Q and 10-K.

NOTE 21—QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2005 (by quarter)
	First	Second	Third	Fourth
Revenue	$162,172	$167,200	$166,127	$171,513
Cost of revenue	109,063	108,644	106,916	110,525
Restructuring charges, net	—	3,340	—	—
Integration costs	2,061	684	—	—
Income (loss) from operations	(5,320)	(3,502)	2,310	2,836
Net loss	(20,882)	(21,335)	(13,731)	(13,121)
Net loss attributable to common stockholders	(30,873)	(31,611)	(24,303)	(23,997)
Basic and diluted loss per common share (2)	(0.17)	(0.18)	(0.13)	(0.13)

	Year Ended December 31, 2004 (by quarter) (1)
	First	Second	Third	Fourth
Revenue	$108,135	$172,991	$169,389	$166,308
Cost of revenue	78,207	129,079	119,816	110,861
Integration costs	4,906	17,165	3,715	1,889
Loss from operations	(26,307)	(46,667)	(19,344)	(4,131)
Net loss	(34,228)	(60,008)	(32,889)	(21,673)
Net loss attributable to common stockholders	(43,154)	(69,183)	(42,328)	(31,380)
Basic and diluted loss per common share (2)	(0.42)	(0.63)	(0.38)	(0.24)

(1)	Reflects the effects of the CWA net asset acquisition, which closed on March 5, 2004.
(2)	Quarterly and year-to-date computations of per share amounts are prepared independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.