Form 10-Q
period 2006-03-31
SAVVIS, Inc.
filed 2006-05-05
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Common stock, $0.01 par value – 193,305,678 shares as of May 2, 2006

The Exhibit Index begins on page 35.

SAVVIS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SAVVIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$49,594	$61,166
Trade accounts receivable, less allowance for credits and uncollectibles of $10,633 and $9,995 as of March 31, 2006 and December 31, 2005, respectively	49,285	51,601
Prepaid expenses	7,661	7,166
Other current assets	11,642	8,960

Total Current Assets	118,182	128,893
Property and equipment, net	262,934	261,225
Intangible assets, net	7,286	8,531
Other non-current assets	11,641	10,997

Total Assets	$400,043	$409,646

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Payables and other trade accruals	$47,632	$46,398
Current portion of capital lease obligations	2,851	596
Other accrued liabilities	70,478	78,697

Total Current Liabilities	120,961	125,691
Long-term debt	271,691	275,259
Capital lease obligations, net of current portion	60,968	59,890
Other accrued liabilities	86,316	80,815

Total Liabilities	539,936	541,655

Stockholders’ Deficit:
Series A Convertible Preferred Stock at accreted value; $0.01 par value, 210,000 shares authorized; 203,070 shares issued as of March 31, 2006 and December 31, 2005; 202,490 shares outstanding as of March 31, 2006 and December 31, 2005, respectively	314,033	305,173
Common stock; $0.01 par value, 1,500,000,000 shares authorized; 187,828,834 and 181,347,790 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	1,878	1,813
Additional paid-in capital	349,657	353,836
Accumulated deficit	(802,982)	(790,534)
Accumulated other comprehensive loss	(2,479)	(2,297)

Total Stockholders’ Deficit	(139,893)	(132,009)

Total Liabilities and Stockholders’ Deficit	$400,043	$409,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share data)

	Three Months Ended March 31,
	2006	2005
Revenue	$179,955	$162,172
Operating Expenses:
Cost of revenue(1)(2)	112,754	109,087
Sales, general, and administrative expenses(2)	43,571	37,525
Depreciation, amortization, and accretion	19,926	18,819
Integration costs	—	2,061

Total Operating Expenses	176,251	167,492

Income (Loss) from Operations	3,704	(5,320)
Net interest expense and other	16,152	15,562

Net Loss	(12,448)	(20,882)
Accreted and deemed dividends on Series A Convertible Preferred Stock	11,188	9,991

Net Loss Attributable to Common Stockholders	$(23,636)	$(30,873)

Basic and Diluted Loss Per Common Share	$(0.13)	$(0.17)

Basic and Diluted Weighted Average Common Shares Outstanding(3)	182,287,990	180,447,121

(1)	Excludes depreciation, amortization, and accretion, which is reported separately.
(2)	Cost of revenue includes $0.2 million and less than $0.1 million of non-cash equity-based compensation for the three months ended March 31, 2006 and 2005, respectively. Sales, general, and administrative expenses include $1.6 million and $0.1 million of non-cash equity-based compensation for the three months ended March 31, 2006 and 2005, respectively.
(3)	As the effects of including the incremental shares associated with options, warrants, unvested restricted stock, and Series A Convertible Preferred Stock are anti-dilutive, they are not included in diluted weighted average common shares outstanding. Diluted common shares on an as converted basis were 634,586,016 and 566,496,904 as of March 31, 2006 and 2005, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(12,448)	$(20,882)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	19,926	18,819
Non-cash equity-based compensation	1,817	123
Accrued interest	12,787	11,765
Net changes in operating assets and liabilities:
Trade accounts receivable	1,046	1,641
Prepaid expenses and other current and other non-current assets	(2,093)	(2,180)
Payables and other trade accruals	2,213	3,185
Deferred revenue	5,234	(939)
Other accrued liabilities	(9,617)	(1,552)

Net cash provided by operating activities	18,865	9,980

Cash Flows from Investing Activities:
Payments for capital expenditures	(16,465)	(14,121)
Other investing activities, net	70	(834)

Net cash used in investing activities	(16,395)	(14,955)

Cash Flows from Financing Activities:
Payments under capital lease obligations	(168)	(36)
Principal payments under revolving credit facility	(16,000)	—
Other financing activities	2,240	(10)

Net cash used in financing activities	(13,928)	(46)

Effect of exchange rate changes on cash and cash equivalents	(114)	(82)

Net Decrease in Cash and Cash Equivalents	(11,572)	(5,103)
Cash and Cash Equivalents, Beginning of Period	61,166	55,369

Cash and Cash Equivalents, End of Period	$49,594	$50,266

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,812	$3,788

Non-cash Investing and Financing Activities:
Accreted and deemed dividends on Series A Convertible Preferred Stock	$11,188	$9,991

Assets acquired through capital lease obligations	$3,463	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(dollars in thousands)

	Number of Shares Outstanding		Series A Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Series A Convertible Preferred Stock	Common Stock
Balance at December 31, 2005	202,490	181,347,790	$305,173	$1,813	$353,836	$(790,534)	$(2,297)	$(132,009)
Net loss	—	—	—	—	—	(12,448)	—	(12,448)
Foreign currency translation adjustments	—	—	—	—	—	—	(182)	(182)

Comprehensive loss	—	—	—	—	—	—	—	(12,630)
Deemed dividends on Series A Convertible Preferred Stock	—	—	11,188	—	(11,188)	—	—	—
Beneficial conversion feature of deemed dividends on Series A Convertible Preferred Stock	—	—	(2,328)	—	2,328	—	—	—
Issuance of common stock upon exercise of stock options	—	3,877,816	—	39	2,908	—	—	2,947
Issuance of common stock upon exercise of warrants	—	2,603,228	—	26	(26)	—	—	—
Recognition of deferred compensation costs	—	—	—	—	1,103	—	—	1,103
Recognition of stock option modification costs	—	—	—	—	696	—	—	696

Balance at March 31, 2006	202,490	187,828,834	$314,033	$1,878	$349,657	$(802,982)	$(2,479)	$(139,893)

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, under the rules and regulations of the U.S. Securities and Exchange Commission (the SEC), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2005. Such audited financial statements are included in the Company’s Annual Report on Form 10-K (the Annual Report) filed with the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Annual Report.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. All intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from such estimates and assumptions. Estimates used in the Company’s consolidated financial statements include, among others, accruals for commercial disputes and billing errors by vendors, allowance for credits and uncollectibles, valuation of the Subordinated Notes and warrants, valuation of the fair value of certain liabilities assumed in the acquisition of Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc., together with the assets of certain of their affiliates (collectively, CWA), and the valuation of long-lived assets. In addition, certain amounts from prior years have been reclassified to conform to the current year presentation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition and Allowance for Credits and Uncollectibles

The Company derives the majority of its revenue from recurring revenue streams, consisting primarily of managed IP VPN, hosting, digital content services, and other network services, which is recognized as services are provided. Installation fees, although generally billed upon installation, are deferred and recognized ratably over the estimated average life of a customer contract. Revenue is recognized only when the related service has been provided, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured.

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

Share-Based Payments

As of March 31, 2006, the Company had two share-based compensation plans – the SAVVIS, Inc. 2003 Compensation Plan (the 2003 Plan) and the 1999 Stock Option Plan (the 1999 Plan), collectively referred to herein as the Plans. The 2003 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights and cash awards while the 1999 Plan provides only for the grant of stock options. Any of these awards may be granted as performance incentives to reward attainment of annual or long-term performance goals. The Plans have 86.0 million shares authorized for grants of options or other share-based instruments. Stock options are generally granted with contractual terms of 10 years and graded vesting over four years. Restricted stock awards granted, which have been awarded only to non-employee directors, vest over three years. Restricted stock units granted to certain employees have included performance features, with vesting expected over periods ranging from three to four years.

The Company recognizes compensation expense over the vesting period for share-based awards. Under the Plans, the Company recognized total non-cash stock-based compensation costs of $1.8 million and $0.1 million for unvested, outstanding stock options, restricted stock and restricted stock units during the three months ended March 31, 2006 and 2005, respectively (see Note 7). The majority of these amounts were reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations, with the remainder included in cost of revenue. As of March 31, 2006, the Company had $17.7 million of unrecognized compensation cost related to share-based compensation that is expected to be ultimately recognized, which includes 18.4 million restricted stock units, 0.1 million shares of restricted common stock, and 4.8 million stock options that have a weighted average exercise price of $0.75 per share. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.0 years.

Prior to January 1, 2006, the Company accounted for share-based awards under those plans using the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation.” As such, the Company only recognized compensation cost for share-based awards to the extent such awards were issued with an exercise price below the fair market value of the Company’s common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Under such method, compensation cost recognized in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2006 includes a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated for the adoption of SFAS 123(R).

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the three months ended March 31, 2006 was $0.1 million lower than if it had continued to account for share-based awards under APB 25 and follow the disclosure provisions only of SFAS 123. Basic and diluted loss per common share would not have changed. Prior to and after the adoption of SFAS 123(R), the Company has not realized the tax benefits of deductions resulting from the exercise of share-based awards due to the Company’s history of net operating losses.

The following table presents the effect on net loss and net loss per common share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock options granted under the Company’s share-based compensation plans. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense on a straight-line basis over the options’ vesting periods.

Three Months Ended March 31, 2005
Net loss attributable to common stockholders, as reported, adjusted for :	$(30,873)
Stock-based compensation expense	123
Pro forma stock-based compensation expense	(1,690)

Pro forma net loss attributable to common stockholders	$(32,440)

Basic and diluted net loss per common share:
As reported	$(0.17)

Pro forma	$(0.18)

The assumptions utilized in the determination of fair value for stock options during the three months ended March 31, 2006 and 2005, based on current and historical experience, were as follows: expected volatility of 99.5% and 107.3%; risk-free interest rates of 4.8% and 3.8%; dividend yield of 0%; contractual option lives of 10 years; and expected option lives of 3.3 years and 4.0 years, respectively.

In addition, in December 2005, prior to the adoption of SFAS 123(R), the compensation committee of the board of directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $0.75 per share previously awarded to employees, including certain executive officers and non-employee directors, under the Company’s equity compensation plans. The acceleration of vesting was effective for stock options outstanding as of December 13, 2005. Options to purchase approximately 21.1 million shares of common stock, including approximately 5.5 million options held by executive officers and approximately 0.2 million options held by non-employee directors, were subject to the acceleration, which resulted in 92% of the Company’s outstanding options being vested. The purpose of the acceleration was to enable the Company to minimize the amount of compensation expense recognized in association with these options in its consolidated statements of operations upon adoption of SFAS 123(R). Management believes that the aggregate future expense that was eliminated as a result of the acceleration of the vesting of these options was approximately $11.2 million. Management also believed that because the options that were accelerated had exercise prices in excess of the market value of the Company’s common stock on the date of acceleration, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.

Income Taxes

Income taxes are accounted for using the asset and liability method, which provides for the establishment of deferred tax assets and liabilities for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes, applying the enacted statutory tax rates in effect for the years in which differences are expected to reverse. Valuation allowances are established when it is more likely than not the deferred tax assets will not be realized. The Company has provided a full valuation allowance on tax loss carryforwards and other potential tax benefits according to SFAS 109, “Accounting for Income Taxes,” because the future realization of the tax benefit is uncertain. As a result, to the extent that those benefits are realized in future periods, they will favorably affect net income. At March 31, 2006, the Company had approximately $526 million in net operating loss carryforwards scheduled to expire between 2009 and 2024, of which approximately $253 million is subject to the Section 382 limitation of the Internal Revenue Code, which limits the amount of net operating losses that the Company may deduct for income tax purposes.

NOTE 3—PROPERTY AND EQUIPMENT

Communications and data center equipment, office equipment, and other equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives, which range from three to fifteen years. Facilities and leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease terms, which range from two to fifteen years. The following table presents property and equipment, by major category, as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Communications and data center equipment	$419,070	$408,300
Facilities and leasehold improvements	160,367	157,171
Office equipment and other	51,213	48,706

	630,650	614,177
Less accumulated depreciation and amortization	(367,716)	(352,952)

Property and equipment, net	$262,934	$261,225

Depreciation expense was $16.1 million and $13.1 million for the three months ended March 31, 2006 and 2005, respectively.

The cost of equipment and facilities held under capital lease was $127.5 million and $124.0 million as of March 31, 2006 and December 31, 2005, respectively. Accumulated amortization of such assets held under capital lease was $78.8 million and $77.7 million as of March 31, 2006 and December 31, 2005, respectively. Amortization expense for equipment and facilities held under capital lease was $0.9 million and $2.2 million for the three months ended March 31, 2006 and 2005, respectively.

NOTE 4—LONG-TERM DEBT

The following table presents long-term debt as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Proceeds from issuance of the Subordinated Notes	$200,000	$200,000
Adjustment for the valuation of warrants issued for Series B Preferred (original issue discount)	(65,872)	(65,872)

Adjusted value of the Subordinated Notes	134,128	134,128
Accrued interest on the Subordinated Notes	70,194	60,867
Accretion of the original issue discount	25,369	22,264

Balance of the Subordinated Notes	229,691	217,259
Revolving Credit Facility	42,000	58,000

Total long-term debt	$271,691	$275,259

Revolving Credit Facility

On June 10, 2005, the Company and certain of its subsidiaries entered into a credit agreement with Wells Fargo Foothill, Inc., as arranger and administrative agent, and certain other lenders to provide the Company with an $85.0 million revolving credit facility (the Revolving Facility), which includes a $15.0 million letter of credit facility. The Revolving Facility may be used for working capital and other general corporate purposes. The Revolving Facility matures, and all outstanding borrowings and unpaid interest are due, on December 9, 2008. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined by the Revolving Facility agreement. As of March 31, 2006, the $85.0 million Revolving Facility included outstanding principal of $42.0 million, outstanding letters of credit of $11.3 million (see Note 6), and unused availability of $31.7 million. The Company paid down $16.0 million in the first quarter of 2006. The Company may terminate the Revolving Facility prior to maturity, provided that the Company pays a premium of 2.0% of the revolver amount if terminated during the first 12 months of the Revolving Facility term, a premium of 0.5% of the revolver amount if terminated during the 12 months thereafter, and no premium during the remainder of the term.

The Revolving Facility contains affirmative covenants, negative covenants, and financial covenants. The negative covenants place restrictions on, among other things, levels of investments, indebtedness, and dividend payments that the Company may make or incur. The financial covenants, which apply only if the Company maintains qualified cash and availability of less than $35.0 million, require the maintenance of certain financial measures at defined levels. Under the Revolving Facility, borrowings bear interest determined by a base LIBOR rate of one to six months plus an additional 2.75% to 3.25%, determined by certain financial measures, with a minimum interest rate at all times of 5.25%. As of March 31, 2006, the Revolving Facility bears weighted average interest at 7.63% based on the one-month and six-month LIBOR set in March 2006. As of March 31, 2006, the one-month LIBOR was 4.83%, the six-month LIBOR was 5.14% and the additional interest spread above LIBOR was 2.75%, lowered from 3.00% during the three months ended March 31, 2006 due to the Company’s achievement of certain financial measures. Interest is payable at varying dates, as outlined in the Revolving Facility agreement, generally every one to three months. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee. The Revolving Facility is secured by substantially all of the Company’s domestic properties and assets. The carrying amount of the Company’s obligations under the Revolving Facility approximate fair value because the interest rates are based on floating interest rates identified by reference to market rates.

Subordinated Notes

In February 2004, the Company issued $200.0 million of Subordinated Notes. The proceeds were used to fund the CWA asset acquisition and related operational, working capital, and capital expenditure requirements. Debt issuance costs associated with the Subordinated Notes were $2.0 million, consisting of fees to the purchasers of the Subordinated Notes, and were capitalized in other current and other non-current assets in the accompanying condensed consolidated balance sheets and are being amortized to interest expense using the effective interest method until maturity. The Subordinated Notes accrued interest based on a 365-day year at a rate of 12.5% per annum until February 3, 2005 and 15% per annum thereafter, payable semi-annually on June 30 and December 31 through the issuance of additional Subordinated Notes equal to the accrued interest payable at the time of settlement. Prior to January 29, 2008, the Company may redeem the Subordinated Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, plus a make-whole premium. The make-whole premium is equal to all remaining interest to be paid on the Subordinated Notes from the date of the redemption notice through January 30, 2008 discounted semi-annually at a rate equal to the treasury rate plus 0.5%, plus 1% of the principal amount of the Subordinated Notes. After January 30, 2008, the Company may redeem the Subordinated Notes, in whole but not in part, at a redemption price equal to 101% of the principal amount plus all accrued and unpaid interest. Upon a change of control, the holders of the Subordinated Notes have the right to require the Company to redeem any or all of the Subordinated Notes at a cash price equal to 100% of the principal amount of the Subordinated Notes, plus all accrued and unpaid interest as of the effective date of such change in control. The Subordinated Notes mature in a single installment on January 30, 2009. The outstanding principal and interest-to-date of the Subordinated Notes, excluding the original issue discount, was $266.7 million and $257.1 million as of March 31, 2006 and December 31, 2005, respectively.

Warrants exercisable for Series B Preferred were issued with the Subordinated Notes. The $200.0 million in proceeds from issuance were allocated between the Subordinated Notes and the warrants for Series B Preferred, based on their relative fair values, resulting in an original issue discount of $65.9 million. The allocated value of the Subordinated Notes at date of issuance, plus accrued interest on the face value and accreted interest on the original issue discount, are reflected as long-term debt in the accompanying condensed consolidated balance sheets. The fair value of the Series B Preferred was determined with the assistance of an independent third-party valuation firm, and the allocated fair value is reflected in additional paid-in capital in stockholders’ equity (deficit) in the accompanying consolidated balance sheet. The purchasers of the Subordinated Notes exercised the warrants and the Series B Preferred were converted into common stock in December 2004. The Series B Preferred was retired by the Company’s Board of Directors in December 2005.

Debt Covenants

The provisions of the Company’s Revolving Facility and Subordinated Notes contain a number of covenants including, but not limited to, restricting or limiting the Company’s ability to incur more debt, pay dividends, and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond the Company’s control. The breach of any of these covenants could result in a default under the Company’s debt agreements and could trigger acceleration of repayment. As of and during the three months ended March 31, 2006 and the year ended December 31, 2005, the Company was in compliance with all covenants under the Revolving Facility and Subordinated Notes, as applicable.

Future Principal Payments

As of March 31, 2006, aggregate future principal payments of long-term debt were zero in 2006 and 2007, $42.0 million in 2008, and $401.9 million in 2009, consisting of $200.0 million in principal and $201.9 million of accrued non-cash interest, with no payments due thereafter. The weighted average interest rate applicable to the Company’s outstanding borrowings under the Revolving Facility and Subordinated Notes was 14.00% as of March 31, 2006 and 13.53% as of December 31, 2005.

NOTE 5—OTHER ACCRUED LIABILITIES

The following table presents the components of other accrued liabilities as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Current other accrued liabilities:
Wages, employee benefits, and related taxes	$15,807	$23,190
Deferred revenue	17,093	15,775
Taxes payable	6,748	6,036
Acquired contractual obligations in excess of fair value and other	7,707	7,872
Accrued outside services	12,376	14,372
Other current liabilities	10,747	11,452

Total current other accrued liabilities	$70,478	$78,697

Non-current other accrued liabilities:
Deferred revenue	$16,239	$12,309
Acquired contractual obligations in excess of fair value and other	27,055	27,965
Asset retirement obligation	22,799	21,965
Other non-current liabilities	20,223	18,576

Total non-current other accrued liabilities	$86,316	$80,815

NOTE 6—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s customer contracts generally span multiple periods, which result in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $67.0 million, $27.7 million, $7.5 million, and $89.5 million in years 2006, 2007, 2008, and thereafter, respectively. Should the Company not meet the minimum spending levels in any given term, decreasing termination liabilities representing a percentage of the remaining contracted amount may become immediately due and payable. Furthermore, certain of these termination liabilities are subject to reduction should the Company experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if the Company had terminated all of these agreements as of March 31, 2006, the maximum liability would have been $82.5 million.

The Company is subject to various legal proceedings and other actions arising in the normal course of business. While the results of such proceedings and actions cannot be predicted, management believes, based on facts known to it today, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company has employment agreements with key executive officers that contain provisions with regard to base salary, bonus, stock-based compensation, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control of the Company.

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as letters of credit, indemnifications and operating leases, which are not reflected in its consolidated balance sheets. The agreements associated with such guarantees and financial instruments mature at various dates through July 2017 and may be renewed as circumstances warrant. As of March 31, 2006, the Company had $11.3 million in letters of credit pledged as collateral to support various property and equipment leases and utilities. In addition, certain of the operating leases assumed by the Company in the CWA asset acquisition were collateralized by Cable & Wireless plc with letters of credit and guarantees. Such collateral remained in place following the acquisition, and the Company agreed to reimburse Cable & Wireless plc for any payments made under the collateral. Such collateral totals $15.1 million and will be replaced by the Company on or before July 2007. The Company’s financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In management’s past experience, no claims have been made against these financial instruments nor does it expect the exposure to material losses resulting there from to be anything other than remote. As a result, the Company determined such financial instruments do not have significant value and has not recorded any related amounts in its condensed consolidated financial statements.

NOTE 7—STOCKHOLDERS’ EQUITY

The following table presents diluted common shares, on an as-converted basis, as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Total common shares outstanding	187,828,834	181,347,790
Series A Preferred on an as-converted basis	422,732,630	410,918,717
Unvested restricted stock units	18,390,000	14,265,000
Warrants and options outstanding (treasury method)	5,634,552	4,633,814

Diluted common shares, on an as-converted basis	634,586,016	611,165,321

Restricted Stock Units

In August 2005, the compensation committee awarded 19.9 million restricted stock units (RSUs) to executives and employees under the 2003 Plan, of which 6.7 million were subsequently forfeited upon employment terminations in 2005 and the first quarter of 2006. In March 2006, the compensation committee awarded 5.2 million RSUs to executives. The Company received no cash consideration for such awards. Such awards resulted in deferred compensation of $13.1 million and $5.5 million in 2005 and 2006, respectively, which represents the fair value of the RSUs on the date of grant. The vesting of the RSUs is subject to continued employment and the Company’s achievement of financial performance targets over a period of up to four years. RSUs represent common stock but do not give the recipient any actual ownership interest in the Company’s common stock, other than the right to receive cash dividends, until vested and the shares of common stock underlying the RSUs are delivered. Deferred compensation is being amortized on a straight-line basis and recognized as non-cash equity-based compensation over the requisite service period. Compensation expense associated with RSUs was $1.0 million during the three months ended March 31, 2006. If the Company believes it is probable that it will achieve its performance targets, non-cash equity-based compensation will be accelerated to ensure that the amount of non-cash equity-based compensation recorded is reflective of the accelerated vesting of RSUs.

Stock Options

Compensation expense associated with stock options was $0.8 million during the three months ended March 31, 2006, including $0.7 million associated with the modification of a term of an executive’s stock option agreement.

Warrants

In connection with its recapitalization in 2002, the Company issued warrants to Nortel Networks, Inc. (Nortel) to purchase approximately 6.4 million shares of the Company’s common stock for $0.75 per share. In March 2006, Nortel exercised its warrants pursuant to a cashless exercise and received approximately 2.6 million shares of the Company’s common stock.

The following table presents information associated with the Company’s stock-based compensation awards for the three months ended March 31, 2006 (in thousands):

	Three Months Ended March 31, 2006
	Restricted Stock Units	Restricted Stock	Options	Warrants
Outstanding at beginning of period	14,265	150	52,063	13,098
Granted	5,200	—	1,300	—
Delivered/Exercised	—	—	(3,878)	(6,432)
Forfeited	(1,075)	—	(892)	—

Outstanding at end of period	18,390	150	48,593	6,666

NOTE 8—INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” prescribes standards for reporting information about operating segments in annual financial statements and in interim financial reports. Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker or decision making group, to determine how resources should be allocated and to assess operating performance.

The Company’s operations are managed on the basis of three geographic regions: Americas, Europe and Asia. Management evaluates the performance of such regions and allocates resources to them based primarily on revenue. The Company has evaluated the criteria for aggregation of its geographic regions under SFAS 131 and believes it meets each of the respective criteria set forth therein. Each geographic region provides all of the Company’s services to businesses in various industries. In addition, the geographic regions utilize similar means for delivering the Company’s services; have similarity in the types of customer receiving the products and services; distribute the Company’s services over a unified network; and operate within a consistent regulatory environment. In light of these factors, management has determined that the Company has one reportable segment.

The table below presents selected financial information for the Company’s geographic regions as of and for the three months ended March 31, 2006 and 2005. For such periods, revenue earned in the U.S. represented approximately 83% of total revenue.

	Three Months Ended March 31,
	2006	2005
Revenue:
Americas	$148,806	$134,820
Europe	20,610	17,399
Asia	10,539	9,953

Total revenue	$179,955	$162,172

	March 31, 2006	December 31, 2005
Property and equipment, net (end of period):
Americas	$251,657	$249,922
Europe	9,428	9,649
Asia	1,849	1,654

Total property and equipment, net	$262,934	$261,225

Substantially all of the Company’s intangible assets and other non-current assets reside in the Americas geographic region.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2005, included in our Annual Report on Form 10-K for such period as filed with the U.S. Securities and Exchange Commission. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) based on current expectations which involve risks and uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. For a discussion of the material factors that could cause actual results to differ materially from the forward-looking statements, you should read “Risk Factors” included in this Form 10-Q.

EXECUTIVE SUMMARY

SAVVIS, Inc. is a global information technology (IT) services company delivering integrated hosting, network, digital content services, industry solutions, security, and professional services to businesses around the world and various segments of the U.S. federal government. Our unique solutions model combines advanced virtualization technology, a utility services approach, and automated software management and provisioning systems to deliver access to a suite of IT services that offer high availability, business agility and disruptive economics. Our solutions enable customers to focus on their core business while we ensure the performance of their IT infrastructure. We have approximately 5,200 customers across all industries with a particular emphasis in the financial services, media and entertainment, retail, and the U.S. federal government sectors.

Services

Although we operate in one operating segment separated by geographic location, the following briefly describes our services by revenue category:

Managed IP VPN

Managed IP VPN includes revenue primarily from our IP VPN. This service is a fully managed, end-to-end service that includes all hardware, management systems, and operations to transport video and data applications. This service has built-in security, fully-meshed connectivity, and the ability to assign individual service levels to different applications so each application receives the performance levels it requires and reduces unused capacity.

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

Business Trends

Our financial results continue to be affected by competition in our industry. We expect competitive factors in our industry to continue to affect the prices for our services and our results of operations. Price pressures vary by product and service. Prices for telecommunications services, including the services we offer, have decreased over the past several years, and we expect to continue to see decreases for the foreseeable future. To some extent, the impact of lower prices that we charge our customers has been offset by lower costs incurred by us to provide the service. In addition, unmanaged bandwidth services have experienced significant price pressure. In contrast, colocation services have enjoyed more stable pricing, and we believe these services will continue to maintain stability and grow in certain markets as we provide more value-added services to our customers.

We have also addressed industry-wide price competition and price decreases by broadening the range of services that we offer, including the addition of CDN services, colocation services, carrier wholesale services, consulting services, and an expanded portfolio of managed security services as a result of our acquisition of the assets of Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc., together with the acquisition of assets of certain of their affiliates (CWA) in March 2004.

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

	Three Months Ended
	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Revenue	$179,955	$171,513	$166,127	$167,200	$162,172
Gross profit (1)(2)	67,201	60,736	59,110	58,532	53,085
Gross margin (3)	37%	35%	36%	35%	33%
Income (loss) from operations	3,704	2,836	2,310	(3,502)	(5,320)

(1)	Gross profit represents total revenue less cost of revenue, which excludes depreciation, amortization, and accretion.
(2)	Gross profit in 2005 has been adjusted to reflect a portion of non-cash stock-based compensation that was previously reported separately from cost of revenue.
(3)	Represents gross profit, as defined above, as a percentage of revenue.

Revenue

Prior to our acquisition of the CWA assets in March 2004, we were heavily dependent on our largest customer, Reuters Limited (Reuters), which comprised 54% of total revenue for the year ended December 31, 2003. Most of our remaining revenue was generated from our managed IP VPN services. However, after we acquired the CWA assets, our revenue profile changed significantly. Reuters revenue comprised only 13% of total revenue for the three months ended March 31, 2006 and 15% of total revenue for the year ended December 31, 2005. Moreover, the acquisition increased our revenue from hosting services, which represented 48% of total revenue for the three months ended March 31, 2006 and 44% of total revenue for the year ended December 31, 2005.

Our revenue grew by 11% during the three months ended March 31, 2006 compared to the three months ended March 31, 2005. For the first quarter of 2006, our revenue increased 5% sequentially compared to the fourth quarter of 2005. This was due primarily to increases in revenue from managed IP VPN of $2.1 million, hosting of $6.1 million, and other network services of $1.4 million, partially offset by a decline in revenue from Reuters of $1.2 million.

In May 2005, we signed a new three-year contract with Reuters to continue providing network delivery of Reuters’ market data services worldwide and to create the opportunity for us to provide to Reuters a broad array of additional services. As a result of the new agreement, we reduced pricing for certain Reuters services and eliminated existing contractual minimum amounts. In addition, in the first quarter of 2005, Reuters also announced it signed a long-term agreement for the provision of network services with a competing telecommunications provider. Accordingly, we expect revenue from Reuters to continue to decline in 2006 compared to 2005.

We plan to offset this decrease and increase our revenue through a number of initiatives, including improving the productivity of our direct sales force by increasing sales force automation and providing more sales support in terms of engineering and product expertise, given our product breadth and extensive customer base, exploring opportunities to sell additional services to existing customers, and capitalizing on the current imbalance in the supply and demand ratio for colocation services by continuing to achieve improved customer pricing.

Gross Profit and Gross Margin

We use gross profit and gross margin to evaluate the profitability of our business. Gross profit, defined as revenue less cost of revenue, but excluding depreciation, amortization, and accretion, was $67.2 million for the three months ended March 31, 2006, an increase of $14.1 million, or 27%, from $53.1 million for the three months ended March 31, 2005. The improvement of gross profit throughout the years ended December 31, 2004 and 2005 reflects our continued efforts to rationalize network operations, reduce our fixed network costs, and reduce the service costs of our hosting data centers as a result of the synergies from our acquisition of the CWA assets. As a result, gross margin, defined as gross profit as a percentage of revenue, was 37% for the three months ended March 31, 2006 compared to 33% for the three months ended March 31, 2005. We expect gross profit and gross margin to continue improving due to the scalability of our business model and ongoing cost-optimization efforts.

Income (Loss) from Operations

Income from operations for the three months ended March 31, 2006, was $3.7 million, an improvement of $9.0 million compared to a loss from operations of $5.3 million for the three months ended March 31, 2005. The improvement was primarily due to the increase in revenue of $17.8 million and the absence of $2.1 million of integration costs, partially offset by increases in cost of revenue of $3.7 million; sales, general, and administrative expenses of $6.0 million; and depreciation, amortization, and accretion of $1.1 million.

SIGNIFICANT TRANSACTIONS

Restricted Stock Units

In August 2005, the compensation committee awarded 19.9 million restricted stock units (RSUs) to executives and employees under the 2003 Incentive Compensation Plan (the 2003 Plan), of which 6.7 million were subsequently forfeited upon employment terminations in 2005 and the first quarter of 2006. In March 2006, the compensation committee awarded 5.2 million RSUs to executives. We received no cash consideration for such awards. Such awards resulted in deferred compensation of $13.1 million in 2005 and $5.5 million in 2006, which represents the fair value of the RSUs on the date of grant. The vesting of the RSUs is subject to continued employment and our achievement of financial performance targets over a period of up to four years. RSUs represent common stock but do not give the recipient any actual ownership interest in our common stock, other than the right to receive cash dividends, until vested and the shares of common stock underlying the RSUs are delivered. Deferred compensation is being amortized on a straight-line basis and recognized as non-cash equity-based compensation over the requisite service period. Compensation expense associated with RSUs was $1.0 million during the three months ended March 31, 2006. If we believe it is probable that we will achieve our performance targets, non-cash equity-based compensation will be accelerated to ensure that the amount of non-cash equity-based compensation recorded is reflective of the accelerated vesting of RSUs.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-Q does not reflect our future results of operations, financial position and cash flows.

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Executive Summary of Results of Operations

Revenue increased $17.8 million, or 11%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, as a result of a 23% increase in managed IP VPN, a 24% improvement in hosting and an 11% increase in digital content services, partially offset by smaller declines in other network services and Reuters revenue. Income from operations improved $9.0 million, or 170%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, as a result of the increase in revenue and the absence of $2.1 million in integration costs in 2006. These factors were partially offset by increases in cost of revenue of $3.7 million, or 3%; sales, general, and administrative expenses of $6.0 million, or 16%; and depreciation, amortization, and accretion of $1.1 million, or 6%. Cost of revenue and sales, general, and administrative expenses include non-cash equity-based compensation expense, in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 107, which was previously reported as a separate line in 2005. Net loss improved $8.5 million, or 40%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, as a result of the factors previously described.

Revenue. The following table presents diversified revenue by major category and revenue from our largest customer (dollars in thousands):

	Three months ended March 31,
	2006	2005	Dollar Change	Percent Change
Diversified Revenue:
Managed IP VPN	$32,351	$26,363	$5,988	23%
Hosting	85,567	68,784	16,783	24%
Digital Content Services	10,616	9,560	1,056	11%
Other Network Services	28,611	31,736	(3,125)	(10)%

Total Diversified Revenue	157,145	136,443	20,702	15%

Reuters	22,810	25,729	(2,919)	(11)%

Total Revenue	$179,955	$162,172	$17,783	11%

Revenue was $180.0 million for the three months ended March 31, 2006, an increase of $17.8 million, or 11%, from $162.2 million for the three months ended March 31, 2005. Diversified managed IP VPN revenue was $32.4 million for the three months ended March 31, 2006, an increase of $6.0 million, or 23%, from $26.4 million for the three months ended March 31, 2005. This increase was mainly attributed to new sales activity and growth in existing services. Diversified hosting revenue was $85.6 million for the three months ended March 31, 2006, an increase of $16.8 million, or 24%, from $68.8 million for the three months ended March 31, 2005. The increase was due primarily to growth in existing services, particularly in our infrastructure and managed utility service offerings, stabilized pricing, and lower customer churn. Digital content services revenue, which includes CDN and WAM!NET revenue, was $10.6 million for the three months ended March 31, 2006, an increase of $1.0 million, or 11%, from $9.6 million for the three months ended March 31, 2005. The increase was due primarily to CDN usage increases, partially offset by reduced pricing for CDN services during the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Other network services includes internet access revenue and private line services and was $28.6 million for the three months ended March 31, 2006, a decrease of $3.1 million, or 10%, from $31.7 million for the three months ended March 31, 2005. The decrease was due primarily to pricing pressures in unmanaged bandwidth for such services from a year ago.

Reuters revenue was $22.8 million for the three months ended March 31, 2006, a decrease of $2.9 million, or 11%, from $25.7 million for the three months ended March 31, 2005. The decline was due primarily to pricing reductions and the elimination of minimum revenue commitments from Reuters. We expect Reuters revenue in 2006 to be lower than 2005 as a result of revised competitive pricing and the elimination of minimum revenue commitments based on the terms of the 2005 agreement with Reuters previously described elsewhere herein. We expect Reuters to contribute approximately 12-13% of total annual revenue in 2006.

Cost of Revenue. Cost of revenue, which excludes depreciation, amortization, and accretion, which is reported separately, was $112.8 million for the three months ended March 31, 2006, an increase of $3.7 million, or 3%, from $109.1 million for the three months ended March 31, 2005. The increase was due primarily to an increase in personnel and related costs and higher utilities costs, partially offset by continued realization of various cost-savings initiatives executed during the past 18 months. Gross profit, defined as total revenue less cost of revenue, was $67.2 million for the three months ended March 31, 2006, an increase of $14.1 million, or 27%, from $53.1 million for the three months ended March 31, 2005. Gross profit as a percentage of revenue, or gross margin, increased to 37% for the three months ended March 31, 2006 compared to 33% reported for the three months ended March 31, 2005, primarily resulting from strong revenue growth with a disproportionate increase in costs to generate such revenue, primarily due to cost savings initiatives.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses include all costs associated with the selling of our services and administrative functions such as finance, legal and human resources. Such expenses were $43.6 million for the three months ended March 31, 2006, an increase of $6.1 million, or 16%, from $37.5 million for the three months ended March 31, 2005. Sales, general, and administrative expenses as a percentage of revenue were 24% for the three months ended March 31, 2006 compared to 23% of revenue for the three months ended March 31, 2005. This was due primarily to an increase in personnel and related costs, higher commissions and the inclusion of $1.6 million in non-cash stock-based compensation expense that was previously reported separately, partially offset by the realization of various cost-savings initiatives executed during the past 18 months.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion includes depreciation of property and equipment, amortization of intangible assets, and accretion of the discounted present value of certain liabilities and long-term fixed price contracts assumed in the CWA acquisition. Depreciation, amortization, and accretion was $19.9 million for the three months ended March 31, 2006, an increase of $1.1 million, or 6%, from $18.8 million for the three months ended March 31, 2005.

Integration Costs. Integration costs represented incremental costs to the combined organization after the CWA asset acquisition, including consulting services, payroll costs and stay bonuses, and PoP consolidation and network restructuring. We did not incur any integration costs associated with the CWA acquisition in 2006 as integration activities have been completed. Integration costs were $2.1 million for the three months ended March 31, 2005.

Net Interest Expense and Other. Net interest expense and other primarily represents interest on the Subordinated Notes, capital leases, and revolving credit facility (the Revolving Facility), as well as amortization of the original issue discount on the Subordinated Notes and amortization of debt issuance costs. Net interest expense and other was $16.2 million for the three months ended March 31, 2006, an increase of $0.6 million, or 4%, from $15.6 million for the three months ended March 31, 2005. The increase was primarily due to the compounding of payable in kind interest, partially offset by a lower interest rate in 2006 on the Revolving Facility compared with the GECC capital lease, which was repaid in June 2005. Management expects payments for cash interest expense to be approximately $11 million for the remainder of 2006 under our current financing arrangements.

Net Loss. Net loss for the three months ended March 31, 2006 was $12.4 million, an improvement of $8.5 million, or 40%, from $20.9 million for the three months ended March 31, 2005, primarily driven by the factors previously described.

LIQUIDITY AND CAPITAL RESOURCES

Executive Summary

As of March 31, 2006, our cash and cash equivalents balance was $49.6 million. We had $18.9 million in net cash provided by operating activities during the three months ended March 31, 2006, an increase of $8.9 million from net cash provided by operating activities of $10.0 million for the three months ended March 31, 2005. This change was primarily due to improvements in our results of operations, partially offset by a decline in working capital driven by cash payments in March 2006 for 2005 bonuses. Net cash used in investing activities for the three months ended March 31, 2006 was $16.4 million, an increase of $1.4 million from net cash used for investing activities of $15.0 million for the three months ended March 31, 2005. This change was primarily related to an increase in capital expenditures. Net cash used in financing activities for the three months ended March 31, 2006 was $13.9 million, an increase of $13.9 million from net cash used in financing activities of less than $0.1 million for the three months ended March 31, 2005. This increase primarily relates to the $16.0 million pay down on the Revolving Facility, partially offset by cash received for the exercise of stock options.

Historically, we have not been cash flow positive. For example, cash flows from operations were negative for much of the year ended December 31, 2004 due to the significant acquisition and integration costs paid during that year. However, management does not consider the cash flows from 2004 to be representative of expected future cash flows as we ended that year with positive cash flows from operations for the fourth quarter and continued that trend in 2005. In 2006, we expect to fund our business needs primarily through cash flows from operations. The achievement of this goal is reflected in the quarterly trend analysis below, which presents cash flows from operations for the five consecutive quarters through March 31, 2006. Due to the dynamic nature of our industry and unforeseen circumstances, if we are unable to fully fund cash requirements through operations, we may need to obtain additional financing through a combination of equity and debt financings, renegotiation of terms on our existing debt, and sales of assets and services. If any such activities are required, there can be no assurance that we would be successful in completing any of these activities on terms that would be favorable to us. As of March 31, 2006, our unused availability under the Revolving Facility was $31.7 million, which is reflective of $11.3 million of letters of credit outstanding and $42.0 million of outstanding principal.

The following table presents a quarterly overview of key components of our cash flows (in thousands):

	Three Months Ended
	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Net cash provided by operating activities	$18,865	$31,268	$21,445	$164	$9,980
Net cash used to pay acquisition, integration, and restructuring costs (1)	—	(242)	(594)	(10,773)	(3,303)
Net cash used in investing activities	(16,395)	(20,104)	(7,826)	(13,614)	(14,955)
Net cash provided by (used in) financing activities (2)	(13,928)	(408)	315	711	(46)
Net increase (decrease) in cash and cash equivalents	(11,572)	10,376	13,776	(13,252)	(5,103)

(1)	Such costs are components of net cash provided by operating activities
(2)	Reflects a $16.0 million pay down on the Revolving Credit Facility during the three months ended March 31, 2006

Discussion of Changes in Liquidity and Capital Resources

Net cash provided by operating activities was $18.9 million for the three months ended March 31, 2006, an increase of $8.9 million from net cash provided of $10.0 million for the three months ended March 31, 2005. This increase for the three months ended March 31, 2006 is primarily driven by improvements in our cash results from operations, partially offset by a decline in working capital driven by cash payments in March 2006 for 2005 bonuses. Such increase also reflects the negotiation of telecommunications provider service credits of $3.1 million for the three months ended March 31, 2006. We did not incur any integration expenses in the first quarter of 2006, as integration activities have been completed but we do expect to pay up to $2.5 million of previously expensed integration-related costs throughout 2006.

Net cash used in investing activities for the three months ended March 31, 2006 was $16.4 million, an increase of $1.4 million compared to $15.0 million in net cash used in investing activities for the three months ended March 31, 2005. This increase primarily relates to an increase in capital expenditures of $2.3 million for the three months ended March 31, 2006. The increase in capital expenditures supports the growth in new and existing revenue streams.

Net cash used in financing activities for the three months ended March 31, 2006 was $13.9 million, an increase of $13.9 million from net cash used in financing activities of less than $0.1 million for the three months ended March 31, 2005. This increase primarily relates to the $16.0 million pay down on the Revolving Facility and was partially offset by $2.2 million in cash received for the exercise of stock options for the three months ended March 31, 2006.

Revolving Credit Facility

On June 10, 2005, we and certain of our subsidiaries entered into a credit agreement with Wells Fargo Foothill, Inc., as arranger and administrative agent, and certain other lenders to provide us with an $85.0 million Revolving Facility, which includes a $15.0 million letter of credit facility. The Revolving Facility may be used for working capital and other general corporate purposes. The Revolving Facility matures, and all outstanding borrowings and unpaid interest are due, on December 9, 2008. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined by the Revolving Facility agreement. As of March 31, 2006, the $85.0 million Revolving Facility included outstanding principal of $42.0 million, outstanding letters of credit of $11.3 million, and unused availability of $31.7 million. We paid down $16.0 million in the first quarter of 2006. We may terminate the Revolving Facility prior to maturity, provided we pay a premium of 2.0% of the revolver amount if terminated during the first 12 months of the Revolving Facility term, a premium of 0.5% of the revolver amount if terminated during the 12 months thereafter, and no premium during the remainder of the term.

The Revolving Facility contains affirmative covenants, negative covenants, and financial covenants. The negative covenants place restrictions on, among other things, levels of investments, indebtedness, and dividend payments that we may make or incur. The financial covenants, which apply only if we maintain qualified cash and availability of less than $35.0 million, require the maintenance of certain financial measures at defined levels. Under the Revolving Facility, borrowings bear interest determined by a base LIBOR rate of one to six months plus an additional 2.75% to 3.25%, determined by certain financial measures, with a minimum interest rate at all times of 5.25%. As of March 31, 2006, the Revolving Facility bears weighted average interest at 7.63% based on the one-month and six-month LIBOR set in March 2006. As of March 31, 2006, the one-month LIBOR was 4.83%, the six-month LIBOR was 5.14%, and the additional interest spread above LIBOR was 2.75%, lowered from 3.00% during the three months ended March 31, 2006 due to our achievement of certain financial measures. Interest is payable at varying dates, as outlined in the Revolving Facility agreement, generally every one to three months. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee. The Revolving Facility is secured by substantially all of our domestic properties and assets. The carrying amount of our obligations under the Revolving Facility approximate fair value because the interest rates are based on floating interest rates identified by reference to market rates.

Subordinated Notes

In February 2004, we issued $200.0 million of Series A Subordinated Notes (Subordinated Notes). The proceeds were used to fund the CWA asset acquisition and related operational, working capital, and capital expenditure requirements. Debt issuance costs associated with the Subordinated Notes were $2.0 million, consisting of fees to the purchasers of the Subordinated Notes, and were capitalized in other current and other non-current assets in our condensed consolidated balance sheets and are being amortized to interest expense using the effective interest method until maturity. The Subordinated Notes accrued interest based on a 365-day year at a rate of 12.5% per annum until February 3, 2005 and 15% per annum thereafter, payable semi-annually on June 30 and December 31 through the issuance of additional Subordinated Notes equal to the accrued interest payable at the time of settlement. Prior to January 29, 2008, we may redeem the Subordinated Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, plus a make-whole premium. The make-whole premium is equal to all remaining interest to be paid on the Subordinated Notes from the date of the redemption notice through January 30, 2008 discounted semi-annually at a rate equal to the treasury rate plus 0.5%, plus 1% of the principal amount of the Subordinated Notes. After January 30, 2008, we may redeem the Subordinated Notes, in whole but not in part, at a redemption price equal to 101% of the principal amount plus all accrued and unpaid interest. Upon a change of control, the holders of the Subordinated Notes have the right to require us to redeem any or all of the Subordinated Notes at a cash price equal to 100% of the principal amount of the Subordinated Notes, plus all accrued and unpaid interest as of the effective date of such change in control. The Subordinated Notes mature in a single installment on January 30, 2009. The outstanding principal and interest-to-date of the Subordinated Notes, excluding the original issue discount, was $266.7 million as of March 31, 2006 and $257.1 million as of December 31, 2005.

Warrants exercisable for Series B Convertible Preferred Stock (Series B Preferred) were issued with the Subordinated Notes. The $200.0 million in proceeds from issuance were allocated between the Subordinated Notes and the warrants for Series B Preferred, based on their relative fair values, resulting in an original issue discount of $65.9 million. The allocated value of the Subordinated Notes at date of issuance, plus accrued interest on the face value and accreted interest on the original issue discount, are reflected as long-term debt in our condensed consolidated balance sheets. The fair value of the Series B Preferred was determined with the assistance of an independent third-party valuation firm, and the allocated fair value is reflected in additional paid-in capital in stockholders’ equity (deficit) in our consolidated balance sheet. The purchasers of the Subordinated Notes exercised the warrants and the Series B Preferred were converted into common stock in December 2004. The Series B Preferred was retired by our Board of Directors in December 2005.

Debt Covenants

The provisions of our Revolving Facility and Subordinated Notes contain a number of covenants including, but not limited to, restricting or limiting our ability to incur more debt, pay dividends and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt agreements and could trigger acceleration of repayment. As of and during the three months ended March 31, 2006 and the year ended December 31, 2005, we were in compliance with all covenants under the Revolving Facility and Subordinated Notes, as applicable.

Future Principal Payments

As of March 31, 2006, aggregate future principal payments of long-term debt were zero in 2006 and 2007, $42.0 million in 2008, and $401.9 million in 2009, consisting of $200.0 million in principal and $201.9 million of accrued non-cash interest, with no payments due thereafter. The weighted average interest rate applicable to our outstanding borrowings under the Revolving Facility and Subordinated Notes was 14.00% as of March 31, 2006 and 13.53% as of December 31, 2005.

Commitments and Contingencies

Our customer contracts generally span multiple periods, which result in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $67.0 million in year 2006; $27.7 million in year 2007; $7.5 million in year 2008; and $89.5 million thereafter. Should we not meet the minimum spending levels in any given term, decreasing termination liabilities representing a percentage of the remaining contracted amount may become immediately due and payable. Furthermore, certain of these termination liabilities are subject to reduction should we experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if we had terminated all of these agreements as of March 31, 2006, the maximum liability would have been $82.5 million.

We are subject to various legal proceedings and other actions arising in the normal course of business. While the results of such proceedings and actions cannot be predicted, we believe, based on facts known to us today, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We have employment agreements with key executive officers that contain provisions with regard to base salary, bonus, stock-based compensation, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk, such as letters of credit, indemnifications and operating leases, which are not reflected in our consolidated balance sheets. The agreements associated with such guarantees and financial instruments mature at various dates through July 2017 and may be renewed as circumstances warrant. As of March 31, 2006, we had $11.3 million in letters of credit pledged as collateral to support various property and equipment leases and utilities. In addition, certain of the operating leases assumed by us in the CWA asset acquisition were collateralized by Cable & Wireless plc with letters of credit and guarantees. Such collateral remained in place following the acquisition and we agreed to reimburse Cable & Wireless plc for any payments made under the collateral. Such collateral totals $15.1 million and will be replaced by us on or before July 2007. Our financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In our past experience, no claims have been made against these financial instruments nor do we expect the exposure to material losses resulting there from to be anything other than remote. As a result, we determined such financial instruments did not have significant value and have not recorded any related amounts in our condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Share-Based Payments

As of March 31, 2006, we had two share-based compensation plans – the 2003 Plan and the 1999 Stock Option Plan (the 1999 Plan), collectively referred to herein as the Plans. The 2003 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights and cash awards while the 1999 Plan provides only for the grant of stock options. Any of these awards may be granted as performance incentives to reward attainment of annual or long-term performance goals. The Plans have 86.0 million shares authorized for grants of options or other share-based instruments. Stock options are generally granted with contractual terms of 10 years and graded vesting over four years. Restricted stock awards granted, which have been awarded only to non-employee directors, vest over three years. Restricted stock units granted to certain employees have included performance features, with vesting expected over periods ranging from three to four years.

We recognize compensation expense over the vesting period for share-based awards. Under the Plans, we recognized total non-cash stock-based compensation costs of $1.8 million and $0.1 million for unvested, outstanding stock options, restricted stock and restricted stock units during the three months ended March 31, 2006 and 2005, respectively. The majority of these amounts were reflected in selling, general and administrative expenses in our condensed consolidated statements of operations, with the remainder included in cost of revenue. As of March 31, 2006, we had $17.7 million of unrecognized compensation cost related to share-based compensation that is expected to be ultimately recognized, which includes 18.4 million restricted stock units, 0.1 million shares of restricted common stock and 4.8 million stock options that have a weighted average exercise price of $0.75 per share. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.0 years.

Prior to January 1, 2006, we accounted for share-based awards under those plans using the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation.” As such, we only recognized compensation cost for share-based awards to the extent such awards were issued with an exercise price below the fair market value of our common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Under such method, compensation cost recognized in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2006 includes a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated for the adoption of SFAS 123(R).

As a result of adopting SFAS 123(R) on January 1, 2006, our net loss for the three months ended March 31, 2006 was $0.1 million lower than if we had continued to account for share-based awards under APB 25 and follow the disclosure provisions only of SFAS 123. Basic and diluted loss per common share would not have changed. Prior to and after the adoption of SFAS 123(R), we have not realized the tax benefits of deductions resulting from the exercise of share-based awards due to our history of net operating losses.

In addition, in December 2005, prior to the adoption of SFAS 123(R), the compensation committee of our board of directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $0.75 per share previously awarded to employees, including certain executive officers and non-employee directors, under our equity compensation plans. The acceleration of vesting was effective for stock options outstanding as of December 13, 2005. Options to purchase approximately 21.1 million shares of common stock, including approximately 5.5 million options held by executive officers and approximately 0.2 million options held by non-employee directors, were subject to the acceleration, which resulted in 92% of our outstanding options being vested. The purpose of the acceleration was to enable us to minimize the amount of compensation expense recognized in association with these options in our consolidated statements of operations upon adoption of SFAS 123(R). We believe that the aggregate future expense that was eliminated as a result of the acceleration of the vesting of these options was approximately $11.2 million. We also believed that because the options that were accelerated had exercise prices in excess of the market value of our common stock on the date of acceleration, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.

Other Critical Accounting Policies

While all of the significant accounting policies described in the notes to the consolidated financial statements contained elsewhere herein are important, some of these policies may be viewed as being critical. Such policies are those that are most important to the portrayal of our financial condition and require our most difficult, subjective or complex estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and assumptions. For further information regarding the application of these and other accounting policies, see Note 2 of Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Part II, Item 7 of the 2005 Form 10-K.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE TRADING PRICE OF OUR COMMON STOCK

Risks Related to Our Business

A material reduction in revenue from our largest customer, who represented 15% of our revenues in 2005 and 13% of our revenues in the first quarter of 2006, could harm our financial results to the extent not offset by cost reductions or new customers.

Together, Reuters and Telerate, which was acquired by Reuters in 2005, accounted for $100.5 million, or 15%, of our revenue in 2005 compared to $122.0 million, or 20%, of our revenue in 2004, and $22.8 million, or 13%, of our revenue for the first quarter of 2006 compared to $25.7 million, or 16%, of our revenue in the first quarter of 2005. This reduction was primarily due to reduced pricing for certain of our services and the elimination of minimum revenue commitments based on the terms of a new three-year Master Services Agreement with Reuters that we entered into in May 2005. Under the new agreement, Reuters no longer has any obligation to purchase a minimum amount of our services. In addition, Reuters, which now owns Telerate, may reduce the services that we provide under our contract with Telerate. Accordingly, there are no assurances that Reuters will continue to buy services from our company. Furthermore, given Reuters’ acquisition of Telerate, we anticipate that Reuters will continue to drive synergies in its operations, including the costs it pays to purchase products and services, which may result in a decline in the level of services it purchases from us. The loss of this customer or a significant group of our other customers, or a considerable reduction in the amount of our services that Reuters purchases or a significant group of our customers purchase, could materially reduce our revenues which, to the extent not offset by cost reductions or new customer additions, could materially reduce our cash flows and financial position. This may limit our ability to raise capital or fund our operations, working capital needs and capital expenditures in the future.

We expect to continue to incur net losses.

We incurred a net loss of $12.4 million for the three months ended March 31, 2006, $69.1 million in fiscal year 2005, $148.8 million in fiscal year 2004, and $94.0 million in fiscal year 2003. We had positive cash flows from operating activities of $18.9 million for the three months ended March 31, 2006, $62.9 million in fiscal year 2005, and negative cash flows from operations of $26.8 million in fiscal year 2004 and $0.3 million in fiscal year 2003. We expect to continue to incur net losses at least through 2008.

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

Revenue loss occurs for several reasons, such as individual site reductions in customer networks, price reductions, voluntary termination by customers who choose to switch to a competing service and termination for nonpayment of bills or abuse of the network. While our experience in fiscal year 2005 and the three months ended March 31, 2006, has been of market pricing stabilizing in some of the services we offer and in some cases increasing, we have experienced revenue loss in the past and, as our customer base grows, these revenue losses may recur. If, in the future, we were to lose a large number of customers without signing contracts with new customers, our revenues would decrease.

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

We are highly leveraged. As of March 31, 2006, the total principal amount of our debt, including capital lease obligations, was $335.5 million. We expect our interest expense to be approximately $67 million and $74 million in 2006 and 2007, respectively, under our current financing. In order to finance our acquisition of the assets of CWA and to provide ongoing funding to its operations and capital expenditures, we issued $200.0 million in Series A Subordinated Notes in February 2004 that accrued interest at the rate of 12.5% per annum until February 3, 2005, and thereafter at 15% per annum. Interest accrues on a non-cash basis and is payable semi-annually in additional Series A Subordinated Notes. The notes are due on January 30, 2009. Our senior credit facility and capital lease obligations require monthly and quarterly cash payments for interest. Our senior credit facility matures in 2008 and our capital lease obligations have a maturity of three to thirteen years. Our level of indebtedness increases the possibility that we may not generate cash sufficient to pay, when due, the outstanding amount of our indebtedness. If we do not have sufficient cash available to repay our debt obligations when they mature, we will have to refinance such obligations, and there can be no assurance that we will be successful in such refinancing or that the terms of any refinancing will be acceptable to us. The amount of our debt also means that we will need to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, reducing the funds available for operations, working capital, capital expenditures, acquisitions, and general corporate or other purposes. Through fiscal 2008, a substantial portion of our debt and interest costs are non-cash pay but payment will become due beginning in 2009 and will total approximately $401.9 million. Our cash debt service obligation for our existing debt as of March 31, 2006, is approximately $10 million and $15 million in 2006 and 2007, respectively.

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

Recently, several telecommunication companies completed mergers with other telecommunication companies, including the mergers of SBC Communications Inc. with AT&T Corp. and Verizon Communications, Inc. with MCI, Inc. This consolidation in the telecommunications industry results in fewer companies competing in this market, changing the nature of the market and possibly causing us to pay higher prices for the services that we receive from these companies, which may impede our ability to compete effectively.

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

Investment partnerships sponsored by Welsh, Carson, Anderson & Stowe (Welsh Carson) own approximately 57% of our outstanding voting stock as of March 31, 2006. In addition, these investment partnerships currently have the right to appoint half of the members of our Board of Directors pursuant to an Investors Rights Agreement among us and certain of our stockholders. During 2002, we issued $133.3 million of our 11.5% Series A convertible preferred stock (Series A Preferred) to investment partnerships sponsored by and individuals affiliated with Welsh Carson. The Series A Preferred accrues dividends at the rate of 11.5% per annum on the outstanding accreted value thereof and these accrued but unpaid dividends are added to the outstanding accreted value quarterly. The Series A Preferred is convertible into such number of our common stock equal to the outstanding accreted value divided by the conversion price of $0.75, and votes with our common stock on an as-converted basis. As of March 31, 2006, the accreted value of Series A Preferred held by Welsh Carson was $219.0 million, which was convertible into approximately 292.0 million shares of common stock. As of March 31, 2006, including outstanding common stock of approximately 54.8 million, investment partnerships sponsored by Welsh Carson had outstanding voting stock representing a total of approximately $346.8 million votes. In 2004, in order to fund our acquisition of the CWA net assets, we issued $200.0 million of our Series A Subordinated Notes. As of March 31, 2006, investment partnerships sponsored by Welsh Carson held approximately $154.6 million of these notes. Both the Series A Subordinated Notes and Series A Preferred contain provisions relating to a change of control of our Company. These factors, among others, could result in decisions concerning our operations or financial structure that may present conflicts of interest between Welsh Carson and its affiliates and our other common stockholders.

Holders of our common stock will continue to suffer significant dilution so long as our Series A Preferred Stock remains outstanding.

In 2002, as part of our recapitalization, we issued $203.1 million of Series A Preferred. The Series A Preferred accrues dividends at the rate of 11.5% annum on the outstanding accreted value thereof, and these accrued but unpaid dividends are added to the outstanding accreted value quarterly. The Series A Preferred is convertible into such number of our common stock equal to the outstanding accreted value divided by the conversion price of $0.75, and votes with our common stock on an as-converted basis. As of March 31, 2006, the accreted value of all Series A Preferred was $317.0 million, which is convertible into approximately 422.7 million shares of common stock.

There may not be an active, liquid market for our common stock.

There is no guarantee that an active trading market for our common stock will be maintained on the Nasdaq Capital Market. The Nasdaq Stock Market (Nasdaq) may delist our stock from the Nasdaq Capital Market if we fail to meet its listing requirements, such as the requirement to maintain a minimum bid price of $1.00 or more. On October 3, 2005, we received a notice from the Listing Qualifications division of Nasdaq indicating that our common stock was subject to potential delisting from the Nasdaq Capital Market because our common stock closed under $1.00 for thirty consecutive days. We received a letter from Nasdaq on March 28, 2006, indicating that the Company had regained compliance with the Nasdaq Capital Market listing criteria. However, if trading in our stock is not active, Nasdaq may delist our stock and investors may not be able to sell their shares quickly or at the latest market price.

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

We have approximately 191.0 million shares of common stock outstanding as of April 20, 2006. In addition, as of March 15, 2006, we have approximately 422.7 million common shares issuable pursuant to the conversion of our Series A Preferred and approximately 6.7 million shares of common stock issuable pursuant to the exercise of outstanding warrants. The holders of our Series A Preferred and warrants are also entitled to certain registration rights. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline. Those sales also might make it more difficult for us to sell equity and equity-related securities in the future at a time and at a price that we consider appropriate.

Our stock price is subject to significant volatility.

Since March 2005 until the present, the price per share of our common stock has ranged from a high of $1.92 per share to a low of $0.41 per share. Our stock price has been and may continue to be subject to significant volatility due to sales of our securities by significant shareholders and the other risks and uncertainties described in this report. The price of our common stock may also fluctuate due to conditions in the technology industry or in the financial markets generally.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

A significant portion of our outstanding debt is fixed. However, we are subject to market risks arising from changes in interest rates that affect our variable rate debt. As of March 31, 2006, we had outstanding a total of $42.0 million under our Revolving Facility. Amounts borrowed under the Revolving Facility bear interest at LIBOR rates plus an applicable margin. As LIBOR rates fluctuate, interest expense on amounts borrowed fluctuates. The interest rate on our variable rate debt as of March 31, 2006 was 7.63%. A hypothetical increase in the interest rate of our variable rate debt by 1% would increase annual interest expense by approximately $0.4 million. The change in interest rates is based on hypothetical movements and is not necessarily indicative of the actual results that may occur. Future results of operations will be affected by actual fluctuations in interest rates.

There have been no other material changes in our assessment of market risk sensitivity since our presentation of “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2006, we conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Securities Act)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Act) during the quarter ended March 31, 2006, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are subject to various legal proceedings and actions arising in the normal course of business. While the results of such proceedings and actions cannot be predicted, we believe, based on facts known to us today, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS.

A restated description of the risk factors associated with our business is included under “Factors that Could Affect Future Results and the Trading Price of our Common Stock” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this Report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A. of our Form 10-K and is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2006, we issued 2.6 million shares of common stock upon the exercise of outstanding warrants. The warrants were issued on a cashless basis and the issuance was exempt from registration under the Securities Act of 1933 pursuant to section 3(a)(9) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

At the Annual Meeting of Stockholders on April 25, 2006, our stockholders approved our Amended and Restated 2003 Incentive Compensation Plan (the 2003 Plan) to the effect that:

•	The number of shares available under the 2003 Plan was increased by 50,000,000 shares to 90,000,000 shares;

•	The shares currently available under our 1999 Stock Option Plan (the 1999 Plan) and any shares under the 1999 Plan that subsequently become available as a result of outstanding stock options that are forfeited, expired or cancelled were rolled over into the 2003 Plan; and

•	The restrictions limiting (i) the maximum aggregate number of shares of common stock that cumulatively may be available for issuance pursuant to awards other than awards of options to 20,000,000 and (ii) the maximum number of shares of common stock that may be awarded to any individual, other than pursuant to options, to 10,000,000 per year, were removed.

A copy of the 2003 Plan is included as Exhibit 10.4 to this Form 10-Q.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

			Incorporated by Reference
Exhibit Index Number	Exhibit Description	Filed with the Form 10-Q	Form	Filing Date with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1	November 12, 1999	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	January 31, 2000	3.2

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 14, 2002	3.3

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 13, 2004	3.4

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 5, 2005	3.5

3.6	Amended and Restated Bylaws of the Registrant		10-Q	May 15, 2003	3.4

4.1	Form of Common Stock Certificate		S-1/A	January 31, 2000	4.1

4.2	Certificate of Designations relating to the Registrant’s Series A Convertible Preferred Stock		8-K	March 27, 2002	4.2

4.3+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital II, L.P.		8-K	July 8, 2002	4.7

4.4+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital Offshore II, L.P.		8-K	July 8, 2002	4.8

4.5+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to The BSC Employee Fund IV, L.P.		8-K	July 8, 2002	4.9

4.6+	Warrant, dated, June 28, 2002, to purchase the Registrant’s common stock issued to CVC II Partners, L.L.C.		8-K	July 8, 2002	4.10

4.7	Form of Series A Subordinated Note		8-K	February 25, 2004	4.12

10.1	Amendment to Employment Agreement dated March 13, 2006, between John M. Finlayson and Registrant		8-K	March 15, 2006	10.1

10.2	Employment Agreement dated March 13, 2006, between Philip J. Koen and Registrant	X

10.3	Employment Agreement dated March 29, 2006, between Jonathan C. Crane and Registrant	X

10.4	Amended and Restated 2003 Incentive Compensation Plan	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVVIS, Inc.

Date: May 5, 2006	By:	/s/ Philip J. Koen
Philip J. Koen
Chief Executive Officer
(principal executive officer)

Date: May 5, 2006	By:	/s/ Jeffrey H. Von Deylen
Jeffrey H. Von Deylen
Chief Financial Officer
(principal financial officer and
principal accounting officer)