Form 10-Q
period 2006-06-30
SAVVIS, Inc.
filed 2006-07-31
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Common stock, $0.01 Par Value – 50,865,863 shares as of July 26, 2006

The Exhibit Index begins on page 39.

SAVVIS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SAVVIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$86,127	$61,166
Trade accounts receivable, less allowance for credits and uncollectibles of $11,250 and $9,995 as of June 30, 2006 and December 31, 2005, respectively	46,550	51,601
Prepaid expenses	12,078	7,166
Other current assets	12,498	8,960

Total Current Assets	157,253	128,893
Property and equipment, net	284,017	261,225
Intangible assets, net	6,040	8,531
Other non-current assets	13,533	10,997

Total Assets	$460,843	$409,646

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Payables and other trade accruals	$46,016	$46,398
Current portion of capital and financing method lease obligations	2,866	596
Other accrued liabilities	77,383	78,697

Total Current Liabilities	126,265	125,691
Long-term debt	274,324	275,259
Capital and financing method lease obligations, net of current portion	112,277	59,890
Other accrued liabilities	85,280	80,815

Total Liabilities	598,146	541,655

Stockholders’ Deficit:
Series A Convertible Preferred stock at accreted value; $0.01 par value, 210,000 shares authorized as of June 30, 2006 and December 31, 2005; 203,070 shares issued; and 202,490 shares outstanding as of December 31, 2005	—	305,173
Common stock; $0.01 par value, 1,500,000,000 shares authorized; 50,827,023 and 12,089,852 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	508	1,813
Additional paid-in capital	678,347	353,836
Accumulated deficit	(814,073)	(790,534)
Accumulated other comprehensive loss	(2,085)	(2,297)

Total Stockholders’ Deficit	(137,303)	(132,009)

Total Liabilities and Stockholders’ Deficit	$460,843	$409,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$189,597	$167,200	$369,552	$329,372

Operating Expenses:
Cost of revenue(1)	117,102	108,668	230,071	217,755
Sales, general, and administrative expenses(2)	46,825	39,295	90,179	76,820
Depreciation, amortization, and accretion	19,636	18,715	39,563	37,534
Restructuring charges, net	—	3,340	—	3,340
Integration costs	—	684	—	2,745

Total Operating Expenses	183,563	170,702	359,813	338,194

Income (Loss) from Operations	6,034	(3,502)	9,739	(8,822)
Net interest expense and other	17,125	17,833	33,278	33,395

Net Loss	(11,091)	(21,335)	(23,539)	(42,217)
Accreted and deemed dividends on Series A Convertible Preferred stock(3)	251,621	10,276	262,810	20,267

Net Loss Attributable to Common Stockholders	$(262,712)	$(31,611)	$(286,349)	$(62,484)

Basic and Diluted Loss Per Common Share	$(19.50)	$(2.63)	$(22.34)	$(5.19)

Weighted Average Common Shares Outstanding(4)	13,471,458	12,039,612	12,815,619	12,034,737

(1)	Excludes depreciation, amortization, and accretion, which is reported separately, and includes $0.2 million and $0.4 million of non-cash equity-based compensation for the three and six months ended June 30, 2006, respectively, and less than $0.1 million for the three and six months ended June 30, 2005.
(2)	Sales, general, and administrative expenses includes $2.6 million and $4.2 million of non-cash equity-based compensation for the three and six months ended June 30, 2006, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2005, respectively.
(3)	Includes $240.1 million of deemed dividends for the three and six months ended June 30, 2006 incurred in connection with the exchange of Series A Convertible Preferred stock for common stock on June 30, 2006.
(4)	Includes 37,417,347 shares of common stock issued in exchange for Series A Convertible Preferred stock, which did not have a significant impact on basic and diluted weighted average common shares outstanding presented herein as the exchange occurred at the end of the second quarter. All common share information included herein reflects the 1-for-15 reverse stock split that occurred on June 6, 2006. As the effects of including the incremental shares associated with options, warrants, unvested restricted stock and restricted stock units, and Series A Convertible Preferred stock are antidilutive, they are not included in diluted weighted average common shares outstanding. Diluted common shares on an as converted basis were 53,594,196 and 38,166,001 as of June 30, 2006 and 2005, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended June 30,
	2006	2005
Operating Activities:
Net loss	$(23,539)	$(42,217)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	39,563	37,534
Non-cash portion of restructuring charges	—	(2,365)
Non-cash equity-based compensation	4,611	268
Accrued interest	25,701	23,266
Write-off of deferred financing costs	—	2,666
Net changes in operating assets and liabilities:
Trade accounts receivable	4,075	(1,376)
Prepaid expenses and other current assets	(5,491)	(2,856)
Other non-current assets	(3,291)	(1,042)
Payables and other trade accruals	(505)	1,462
Deferred revenue	7,861	(1,093)
Other accrued liabilities	(8,846)	(4,103)

Net cash provided by operating activities	40,139	10,144

Investing Activities:
Payments for capital expenditures	(36,943)	(27,969)
Payment for purchase of data center buildings	(13,817)	—
Other investing activities	110	(600)

Net cash used in investing activities	(50,650)	(28,569)

Financing Activities:
Proceeds from borrowings on revolving credit facility	—	58,000
Proceeds from financing method lease	50,600	—
Proceeds from stock option exercises	14,295	425
Principal payments under revolving credit facility	(26,000)	—
Payments under capital lease obligations	(1,859)	(53,792)
Other financing activities	(1,285)	(3,968)

Net cash provided by financing activities	35,751	665

Effect of exchange rate changes on cash and cash equivalents	(279)	(595)

Net increase (decrease) in cash and cash equivalents	24,961	(18,355)
Cash and cash equivalents, beginning of period	61,166	55,369

Cash and cash equivalents, end of period	$86,127	$37,014

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,667	$7,742

Non-cash Investing and Financing Activities:
Accreted and deemed dividends on Series A Convertible Preferred stock (see Note 10)	$262,810	$20,267

Assets and obligations acquired under capital leases (see Note 6)	$6,389	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(dollars in thousands)

	Number of Shares Outstanding		Series A Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Series A Convertible Preferred Stock	Common Stock
Balance at December 31, 2005	202,490	12,089,852	$305,173	$1,813	$353,836	$(790,534)	$(2,297)	$(132,009)
Net loss	—	—	—	—	—	(23,539)	—	(23,539)
Foreign currency translation
Adjustments	—	—	—	—	—	—	212	212

Comprehensive loss	—	—	—	—	—	—	—	(23,327)

Deemed dividends on, beneficial conversion feature of and conversion of Series A Convertible Preferred Stock to common stock, net	(202,490)	37,417,347	(305,173)	(1,481)	305,780	—	—	(874)

Issuance of common stock upon exercise of stock options	—	1,136,276	—	149	14,146	—	—	14,295

Issuance of common stock upon exercise of warrants	—	173,548	—	26	(26)	—	—	—

Issuance of restricted stock	—	10,000	—	1	(1)	—	—	—

Recognition of deferred compensation costs	—	—	—	—	3,916	—	—	3,916

Recognition of stock option modification costs	—	—	—	—	696	—	—	696

Balance at June 30, 2006	—	50,827,023	$—	$508	$678,347	$(814,073)	$(2,085)	$(137,303)

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

As further described in Note 10, on June 6, 2006, the Company completed a 1-for-15 reverse stock split of its common stock. In connection with the reverse stock split, each fifteen shares of the Company’s issued and outstanding common stock was combined into one share of common stock. All exercise and conversion prices and the number of shares of common stock, preferred stock, warrants, stock options and other equity awards presented herein for current and prior periods have been adjusted to reflect the reverse stock split. Also further described in Note 10, on June 30, 2006, the Company exchanged all of the outstanding shares of its Series A Convertible Preferred Stock for 37.4 million shares of its common stock and recorded a $240.1 million deemed dividend which increased net loss attributable to common stockholders during the three and six months ended June 30, 2006.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, under the rules and regulations of the U.S. Securities and Exchange Commission (the SEC), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2005. Such audited financial statements are included in the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the July 25, 2006 8-K.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. All intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from such estimates and assumptions. Estimates used in the Company’s condensed consolidated financial statements include, among others, accruals for commercial disputes and billing errors by vendors, allowance for credits and uncollectibles, valuation of the Subordinated Notes and warrants, valuation of the fair value of certain liabilities assumed in the acquisition of Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc., together with the assets of certain of their affiliates (collectively, CWA), and the valuation of long-lived assets. In addition, certain amounts from prior years have been reclassified to conform to the current year presentation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition and Allowance for Credits and Uncollectibles

The Company derives the majority of its revenue from recurring revenue streams, consisting primarily of managed IP VPN, hosting, digital content services, and other network services, which is recognized as services are provided. Revenue is recognized only when the related service has been provided, there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection is reasonably assured. Installation fees, although generally billed upon installation, are deferred and recognized ratably over the estimated average life of a customer contract.

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

Share-Based Payments

As of June 30, 2006, the Company had two share-based compensation plans – the Amended and Restated 2003 Incentive Compensation Plan (the 2003 Plan) and the 1999 Stock Option Plan, as amended (the 1999 Plan), collectively referred to herein as the Plans. The Plans provide for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights and cash awards. Any of these awards may be granted as incentives to reward and encourage individual contributions to the Company. As of June 30, 2006, the Plans had 9.1 million shares authorized for grants of options or other share-based instruments. On July 6, 2006, the compensation committee of the Board of Directors increased such number to 12.1 million shares, subject to stockholder approval of such increase. Stock options generally expire 10 years from the date of the grant and vest over four years. Restricted stock awards granted to non-employee directors have graded vesting over three years. Restricted stock units granted to certain employees have included performance features and graded vesting expected over periods up to four years. Restricted preferred units granted to certain executives have graded vesting over four years.

The Company recognizes compensation expense over the vesting period for share-based awards. The Company recognized total non-cash stock-based compensation costs of $2.8 million and $4.6 million for awards during the three and six months ended June 30, 2006, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2005, respectively (see Note 10). The majority of these amounts were reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations, with the remainder included in cost of revenue. As of June 30, 2006, the Company had $50.2 million of unrecognized compensation cost related to unvested stock-based compensation that is expected to be ultimately recognized, which includes 1.1 million restricted stock units, approximately 0.1 million shares of restricted common stock, 0.5 million stock options that have a weighted average exercise price of $18.47 per share, and restricted preferred units for 1.3 million common shares that have a weighted average exercise price of $8.51 per common share. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.3 years.

Prior to January 1, 2006, the Company accounted for share-based awards under those plans using the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation.” As such, the Company only recognized compensation cost for share-based awards to the extent such awards were issued with an exercise price below the fair market value of the Company’s common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified-prospective transition method. Under such method, compensation cost recognized in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2006 includes a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated for the adoption of SFAS 123(R).

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the three and six months ended June 30, 2006 was $0.5 million and $0.6 million higher, respectively, and basic and diluted loss per common share was $0.04 and $0.05 higher, respectively, than if the Company had continued to account for share-based awards under APB 25 and follow the disclosure provisions only of SFAS 123. Prior to and after the adoption of SFAS 123(R), the Company has not realized the tax benefits of deductions resulting from the exercise of share-based awards due to the Company’s history of net operating losses.

The following table presents the effect on net loss and net loss per common share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock options granted under the Company’s share-based compensation plans. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense on a straight-line basis over the options’ vesting periods.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss attributable to common stockholders, as reported	$(31,611)	$(62,484)
Adjusted for:
Stock-based compensation expense	145	268
Pro forma stock-based compensation expense	(1,732)	(3,422)

Pro forma net loss attributable to common stockholders	$(33,198)	$(65,638)

Basic and diluted net loss per common share:
As reported	$(2.63)	$(5.19)
Pro forma	$(2.76)	$(5.45)

The assumptions utilized in the determination of fair value for stock options and restricted preferred units in 2006 and 2005, as applicable, based on current and historical experience, were as follows: expected volatility of 99.3% and 107.3%; risk-free interest rates of 5.1% and 3.8%; dividend yield of 0%; contractual option lives of 10 years; and expected option lives of 3.3 years and 4.0 years, respectively.

In addition, in December 2005, prior to the adoption of SFAS 123(R), the compensation committee of the Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $11.25 per share previously awarded to employees, including certain executive officers and non-employee directors, under the Plans. The acceleration of vesting was effective for stock options outstanding as of December 13, 2005. Options to purchase approximately 1.4 million shares of common stock, including approximately 0.4 million options held by executive officers and approximately 0.1 million options held by non-employee directors, were subject to the acceleration, which resulted in 92% of the Company’s outstanding options being vested. The purpose of the acceleration was to enable the Company to minimize the amount of compensation expense recognized in association with these options in its consolidated statements of operations upon adoption of SFAS 123(R). Management believes that the aggregate future expense that was eliminated as a result of the acceleration of the vesting of these options was approximately $11.2 million. Management also believed that because the options that were accelerated had exercise prices in excess of the market value of the Company’s common stock on the date of acceleration, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.

Income Taxes

Income taxes are accounted for using the asset and liability method, which provides for the establishment of deferred tax assets and liabilities for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes, applying the enacted statutory tax rates in effect for the years in which differences are expected to reverse. Valuation allowances are established when it is more likely than not the deferred tax assets will not be realized. The Company has provided a full valuation allowance on tax loss carryforwards and other potential tax benefits according to SFAS 109, “Accounting for Income Taxes,” because the future realization of the tax benefit is uncertain. As a result, to the extent that those benefits are realized in future periods, they will favorably impact net income. At June 30, 2006, the Company had approximately $536 million in net operating loss carryforwards scheduled to expire between 2009 and 2024, of which approximately $253 million is subject to the Section 382 limitation of the Internal Revenue Code, which limits the amount of net operating losses that the Company may deduct for income tax purposes.

NOTE 3—PROPERTY AND EQUIPMENT

Communications and data center equipment, office equipment, and other equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives, which range from three to fifteen years. Facilities and leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease terms, which range from two to fifteen years. The following table presents property and equipment, by major category, as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Communications and data center equipment	$449,014	$408,300
Facilities and leasehold improvements	166,005	157,171
Office equipment and other	54,546	48,706

	669,565	614,177
Less accumulated depreciation and amortization	(385,548)	(352,952)

Property and equipment, net	$284,017	$261,225

In the first half of 2006, the Company entered into three master capital lease agreements for the purchase of $6.2 million of communications, data center and other computer equipment. On June 29, 2006, the Company purchased two buildings and an adjoining annex previously leased and used for one of its data centers for $13.8 million. On June 30, 2006, the Company relinquished title to the buildings, and the Company-owned leasehold improvements contained therein, for $50.6 million and subsequently entered into a fifteen year agreement to lease back such assets. The transaction was recorded as a financing method lease (see Note 6) and, as a result, the buildings and related leasehold improvements will remain in the Company’s records through June 2021, the end of the lease term.

Depreciation expense was $15.9 million and $32.0 million for the three and six months ended June 30, 2006, respectively, and $13.2 million and $26.3 million for the three and six months ended June 30, 2005, respectively.

The cost of equipment and facilities held under capital lease was $130.4 million and $124.0 million as of June 30, 2006 and

December 31, 2005, respectively. Accumulated amortization of such assets held under capital lease was $80.2 million and $77.7 million as of June 30, 2006 and December 31, 2005, respectively. Amortization expense for equipment and facilities held under capital lease was $0.9 million and $1.9 million for the three and six months ended June 30, 2006, respectively, and $2.0 million and $4.3 million for the three and six months ended June 30, 2005, respectively.

NOTE 4—INTANGIBLE ASSETS

The Company accounts for identified intangible assets acquired in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” and SFAS 141, “Business Combinations.” The Company’s intangible assets were acquired and, as such, were valued at estimated fair value. Identifiable intangible assets primarily include customer relationships, trademarks, patents, and peering agreements. Useful lives of these specifically identified intangible assets are: five years for trademarks; eleven to fifteen years for patents; three to four years for customer relationships; and seven years for peering agreements.

The following table presents intangible assets as of June 30, 2006 and December 31, 2005:

	Weighted Average Amortization Period (in years)	Useful Lives (in years)	June 30, 2006	December 31, 2005
Customer relationships	3.4	3-4	$13,160	$13,160
Other intangible assets	6.7	5-15	5,550	5,550

Subtotal	4.4		18,710	18,710

Less: accumulated amortization
Customer relationships			(10,656)	(8,638)
Other intangible assets			(2,014)	(1,541)

Total accumulated amortization			(12,670)	(10,179)

Intangible assets, net			$6,040	$8,531

Amortization expense for intangible assets was $1.2 million and $2.5 million for the three and six months ended June 30, 2006, respectively, and $1.2 million and $2.5 million for the three and six months ended June 30, 2005, respectively.

NOTE 5—LONG-TERM DEBT

The following table presents long-term debt as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Proceeds from issuance of the Subordinated Notes	$200,000	$200,000
Adjustment for the valuation of warrants issued for Series B Preferred (original issue discount)	(65,872)	(65,872)

Adjusted value of the Subordinated Notes	134,128	134,128
Accrued interest on the Subordinated Notes	79,624	60,867
Accretion of the original issue discount	28,572	22,264

Balance of the Subordinated Notes	242,324	217,259
Revolving Credit Facility	32,000	58,000

Total long-term debt	$274,324	$275,259

Revolving Credit Facility

On June 10, 2005, the Company and certain of its subsidiaries entered into a credit agreement with Wells Fargo Foothill, Inc., as arranger and administrative agent, and certain other lenders to provide the Company with an $85.0 million revolving credit facility (the Revolving Facility), which, as amended on June 30, 2006, includes a $20.0 million letter of credit facility. The Revolving Facility may be used for working capital and other general corporate purposes. The Revolving Facility matures, and all outstanding borrowings and unpaid interest are due, on December 9, 2008. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined by the Revolving Facility agreement. As of June 30, 2006, the $85.0 million Revolving Facility included outstanding principal of $32.0 million, outstanding letters of credit of $9.6 million (see Note 9), and unused availability of $43.4 million. The Company paid down $16.0 million in the first quarter of 2006, $10.0 million in the second quarter of 2006 and on July 3, 2006, the Company paid down the remaining outstanding principal of $32.0 million plus $0.3 million of related accrued interest. After such payments were made, as of July 3, 2006, unused availability under the Revolving Facility, giving effect to outstanding letters of credit of $9.6 million, was $75.4 million. The Company may terminate the Revolving Facility prior to maturity, provided that the Company pays a premium of 0.5% of the revolver amount if terminated prior to June 10, 2007 but no premium if terminated thereafter.

The Revolving Facility contains affirmative covenants, negative covenants, and financial covenants. The negative covenants place restrictions on, among other things, levels of investments, indebtedness, and dividend payments that the Company may make or incur. The financial covenants, which apply only if the Company maintains qualified cash and availability of less than $35.0 million, require the maintenance of certain financial measures at defined levels. Under the Revolving Facility, borrowings bear interest determined by a base LIBOR rate of one to six months plus an additional 2.75% to 3.25%, determined by certain financial measures, with a minimum interest rate at all times of 5.25%. As of June 30, 2006, the Revolving Facility carries an interest rate of 7.67% based on the six-month LIBOR set in March 2006. As of June 30, 2006, the six-month LIBOR was 5.61% and the additional interest spread above LIBOR was 2.75%, lowered from 3.00% during the first quarter of 2006, due to the Company’s achievement of certain financial measures. Interest is payable at varying dates, as outlined in the Revolving Facility agreement, generally every one to three months. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee. The Revolving Facility is secured by substantially all of the Company’s domestic properties and assets. The carrying amount of the Company’s obligations under the Revolving Facility approximates fair value because the interest rates are based on floating interest rates identified by reference to market rates.

Subordinated Notes

In February 2004, the Company issued $200.0 million of Subordinated Notes. The proceeds were used to fund the CWA asset acquisition and related operational, working capital, and capital expenditure requirements. Debt issuance costs associated with the Subordinated Notes were $2.0 million, consisting of fees to the purchasers of the Subordinated Notes, and were capitalized in other non-current assets in the accompanying condensed consolidated balance sheets and are being amortized to interest expense using the effective interest method until maturity. The Subordinated Notes accrued interest based on a 365-day year at a rate of 12.5% per annum until February 3, 2005 and 15% per annum thereafter, payable semi-annually on June 30 and December 31 through the issuance of additional Subordinated Notes equal to the accrued interest payable at the time of settlement. Prior to January 29, 2008, the Company may redeem the Subordinated Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, plus a make-whole premium. The make-whole premium is equal to all remaining interest to be paid on the

Subordinated Notes from the date of the redemption notice through January 30, 2008, discounted semi-annually at a rate equal to the treasury rate plus 0.5%, plus 1% of the principal amount of the Subordinated Notes. After January 30, 2008, the Company may redeem the Subordinated Notes, in whole but not in part, at a redemption price equal to 101% of the principal amount plus all accrued and unpaid interest. Upon a change of control, the holders of the Subordinated Notes have the right to require the Company to redeem any or all of the Subordinated Notes at a cash price equal to 100% of the principal amount of the Subordinated Notes, plus all accrued and unpaid interest as of the effective date of such change of control. The Subordinated Notes mature in a single installment on January 30, 2009. The outstanding principal and interest-to-date on the Subordinated Notes, excluding the original issue discount, was $276.3 million and $257.1 million as of June 30, 2006 and December 31, 2005, respectively.

Warrants exercisable for Series B Convertible Preferred Stock (the Series B Preferred) were issued with the Subordinated Notes and exercised shortly thereafter. The $200.0 million in proceeds from issuance were allocated between the Subordinated Notes and the warrants for Series B Preferred, based on their relative fair values, resulting in an original issue discount of $65.9 million. The allocated value of the Subordinated Notes at date of issuance, plus accrued interest on the face value and accreted interest on the original issue discount, are reflected as long-term debt in the accompanying condensed consolidated balance sheets. The fair value of the Series B Preferred was determined with the assistance of an independent third-party valuation firm, and the allocated fair value is reflected in additional paid-in capital in stockholders’ deficit in the accompanying consolidated balance sheets. The purchasers of the Subordinated Notes exercised the warrants and the Series B Preferred were converted into common stock in December 2004. The Series B Preferred were retired by the Company’s Board of Directors in December 2005.

Debt Covenants

The provisions of the Company’s Revolving Facility and Subordinated Notes contain a number of covenants including, but not limited to, restricting or limiting the Company’s ability to incur more debt, pay dividends and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond the Company’s control. The breach of any of these covenants could result in a default under the Company’s debt agreements and could trigger acceleration of repayment. As of and during the three and six months ended June 30, 2006 and the year ended December 31, 2005, the Company was in compliance with all covenants under the Revolving Facility and Subordinated Notes, as applicable.

Future Principal Payments

As of June 30, 2006, aggregate future principal payments of long-term debt were zero in each of the years 2006 and 2007 and were $32.0 million in 2008 and $401.9 million in 2009, consisting of $200.0 million in principal and $201.9 million of accrued non-cash interest, with no payments due thereafter. The weighted average interest rate applicable to the Company’s outstanding borrowings under the Revolving Facility and Subordinated Notes was 14.24% and 13.53% as of June 30, 2006 and December 31, 2005, respectively.

NOTE 6—CAPITAL AND FINANCING METHOD LEASE OBLIGATIONS

The following table presents future minimum lease payments due under capital leases as of June 30, 2006:

Capital Lease Obligations
Remainder of 2006	$7,148
2007	12,950
2008	12,571
2009	11,764
2010	11,643
Thereafter	109,015

Total capital lease obligations	165,091
Less amount representing interest	(99,690)
Less current portion	(2,866)

Capital lease obligations, net of current portion	$62,535

Financing Method Lease Obligation

On June 29, 2006, a wholly-owned subsidiary of the Company purchased a facility it previously leased for use as a data center for $13.8 million. Following the purchase, on June 30, 2006, the Company relinquished title to the facility and certain Company-owned equipment located at the facility, having an aggregate net book value of $19.9 million, for $50.6 million. The Company’s net proceeds from these transactions, before expenses, were $36.8 million.

Concurrent with the closing of these transactions, the Company entered into a triple-net lease agreement to lease back the facility and equipment (the Lease) for fifteen years at an initial annual base rent of $4.3 million and annual escalation of 2.5%. The Lease agreement provides the Company with the option to renew the Lease up to three times for a period of five years each. The Company will be required to pay all of the costs associated with the operation of the facilities, including costs such as insurance, taxes and maintenance. The Lease imposes certain obligations on the Company and grants certain rights to the landlord in the event the Company defaults on the Lease. The Lease contains other customary representations, warranties, obligations, conditions, indemnification provisions and termination provisions associated with leases of this nature.

As a result of the renewal provisions in the Lease agreement that are indicative of continuing involvement by the Company, the Lease qualifies as a financing method lease rather than a sale under sale-leaseback accounting for real estate. Accordingly, the Company recorded a financing method lease obligation of $50.6 million, equal to the proceeds received. The related assets and financing method lease obligation will be reflected in the Company’s accompanying condensed consolidated balance sheet until completion of the lease term in June 2021, when they will be removed from the Company’s records, and any remaining obligation will be recognized as a gain on sale of the facility and equipment. Future minimum lease payments due under the financing method lease obligation, as of June 30, 2006, were $1.8 million during the remainder of 2006, $4.4 million in 2007, $4.5 million in 2008, $4.6 million in 2009, $4.8 million in 2010 and $57.8 million thereafter, all of which represent interest using the effective interest method.

NOTE 7—OPERATING LEASE OBLIGATIONS

The following table presents future minimum lease payments under operating leases as of June 30, 2006:

Remainder of 2006	$28,460
2007	55,128
2008	53,599
2009	49,720
2010	41,739
Thereafter	134,334

Total future minimum lease payments	$362,980

NOTE 8—OTHER ACCRUED LIABILITIES

The following table presents the components of other accrued liabilities as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Current other accrued liabilities:
Wages, employee benefits, and related taxes	$17,726	$23,190
Deferred revenue	18,852	15,775
Taxes payable	7,115	6,036
Acquired contractual obligations in excess of fair value and other	7,039	7,872
Accrued outside services	15,401	14,372
Other current liabilities	11,250	11,452

Total current other accrued liabilities	$77,383	$78,697

Non-current other accrued liabilities:
Deferred revenue	$17,272	$12,309
Acquired contractual obligations in excess of fair value and other	26,800	27,965
Asset retirement obligations	23,167	21,965
Other non-current liabilities	18,041	18,576

Total non-current other accrued liabilities	$85,280	$80,815

NOTE 9—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s customer contracts generally span multiple periods, which result in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $40.1 million, $37.8 million, $7.5 million, and $89.5 million in years 2006, 2007, 2008, and thereafter, respectively. Should the Company not meet the minimum spending levels in any given term, decreasing termination liabilities representing a percentage of the remaining contracted amount may become immediately due and payable. Furthermore, certain of these termination liabilities are subject to reduction should the Company experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if the Company had terminated all of these agreements as of June 30, 2006, the maximum liability would have been $174.9 million.

The Company is subject to various legal proceedings and other actions in the normal course of business. While the results of such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

The Company has employment agreements with key executive officers that contain provisions with regard to base salary, bonus, stock-based compensation, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control of the Company.

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as letters of credit, indemnifications and operating leases, which are not reflected in its consolidated balance sheets. The agreements associated with such guarantees and financial instruments mature at various dates through July 2017 and may be renewed as circumstances warrant. As of June 30, 2006, the Company had $9.6 million in letters of credit pledged as collateral to support various property and equipment leases and utilities. In addition, certain of the operating leases assumed by the Company in the CWA asset acquisition were collateralized by Cable & Wireless plc with letters of credit and guarantees. Such collateral remained in place following the acquisition, and the Company agreed to reimburse Cable & Wireless plc for any payments made under the collateral. Such collateral totals $2.1 million and will be replaced by the Company on or before July 2007. The Company’s financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In management’s past experience, no claims have been made against these financial instruments nor does it expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, the Company determined such financial instruments do not have significant value and has not recorded any related amounts in its condensed consolidated financial statements.

NOTE 10—STOCKHOLDERS’ EQUITY

The following table presents diluted common shares, on an as-converted basis, as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Total common shares outstanding	50,827,023	12,089,852
Series A Preferred on an as-converted basis	—	27,394,581
Warrants and options outstanding and unvested restricted stock units	2,767,173	1,259,921

Diluted common shares, on an as-converted basis	53,594,196	40,744,354

Reverse Stock Split

On May 10, 2006, the Board of Directors of the Company declared a 1-for-15 reverse stock split of the Company’s common stock. The record date for the reverse stock split was June 5, 2006, and on June 6, 2006, the reverse stock split was completed. Stockholders received cash in lieu of any fraction of a share that they would have otherwise been entitled to receive as a result of the reverse stock split. In connection with the reverse stock split, each fifteen shares of the Company’s issued and outstanding common stock was combined into one share of common stock. In addition, all exercise and conversion prices and the number of shares of common stock, preferred stock, warrants, stock options and other equity awards presented herein for current and prior periods have been adjusted to reflect the reverse stock split.

Preferred Stock

On May 10, 2006, the Company entered into an Exchange and Recapitalization Agreement (the Exchange Agreement) with the holders of its Series A Convertible Preferred Stock (the Series A Preferred) pursuant to which the holders agreed to exchange (the Exchange) their shares of Series A Preferred for an aggregate of 37.4 million shares of the Company’s common stock, including 8.4 million common shares in addition to the shares of common stock the Series A Preferred was then convertible into in accordance with their terms. On June 30, 2006, pursuant to the Exchange Agreement, all such common shares were issued to the holders of the Series A Preferred, in exchange for all shares of Series A Preferred. In connection with the Exchange, the Company recognized a deemed dividend on the Series A Preferred of $240.1 million, representing the difference between the fair market value of the shares issued in the Exchange and those convertible pursuant to the original conversion terms. The deemed dividend is included in the computation of net loss attributable to common stockholders in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2006. Following the Exchange, as of June 30, 2006, the Company had 50.8 million shares of common stock outstanding.

Investment funds related to Welsh, Carson, Anderson & Stowe (WCAS) held approximately 68% of the outstanding Series A Preferred. Three members of the Company’s board of directors are general partners of certain WCAS funds, represent WCAS on the Company’s board of directors and owned shares of Series A Preferred and participated in the Exchange. Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund IV, L.P. and CVC II Partners, L.L.C. (together, Constellation), who on June 30, 2006, had one representative on the Company’s Board of Directors, held approximately 10% of the outstanding Series A Preferred, and MLT, LLC (formerly Moneyline Telerate Holdings, Inc.), who currently has one representative on the Company’s Board of Directors, held approximately 20% of the outstanding Series A Preferred. Constellation’s representative on the Company’s board of directors resigned effective July 14, 2006. Two of the Company’s executive officers hold restricted preferred units (RPUs) that entitled them to receive upon vesting of each restricted preferred unit RPU that number of shares of common stock that a holder of Series A Preferred would be entitled to receive. Accordingly, their RPUs were adjusted to give them the same benefits they would have received had they held Series A Preferred and participated in the Exchange.

The Exchange was approved by a special committee of the Board of Directors of the Company comprised of independent directors. The Exchange was also approved by the stockholders of the Company acting by written consent. WCAS, Constellation and MLT, who collectively hold more than a majority of the Company’s outstanding voting power, executed the written consent.

Holders of the Series A Preferred representing approximately 99% of the shares received in the Exchange have agreed not to sell any of such shares, except in certain circumstances or with the approval of the special committee, until November 1, 2006.

Restricted Preferred Units

On May 8, 2006, the compensation committee of the Board of Directors awarded 6,770 RPUs to certain executives of the Company, giving the holders the right to receive upon vesting that number of shares of common stock as one share of the Company’s Series A

Preferred would be convertible into had such shares of Series A Preferred been outstanding since March 18, 2002, less an exercise value of $1,561 per RPU. Based on the terms of the Exchange previously described, the RPUs were adjusted to give the holders the same benefits they would have received had they participated in the Exchange, resulting in the holders obtaining the right to receive upon vesting 1.3 million shares of common stock. Compensation expense associated with the RPUs was measured on the date of grant using the Black-Scholes option pricing model and was determined to be $30.7 million and will be recognized over the four year vesting period. Vesting is subject to continued employment and occurs at a rate of 25% on each anniversary of the grant date until fully vested. Compensation expense associated with RPUs was $1.2 million during the three and six months ended June 30, 2006.

Restricted Stock Units

In August 2005, the compensation committee of the Board of Directors awarded 1.3 million restricted stock units (RSUs) to executives and employees under the 2003 Plan, of which 0.6 million were subsequently forfeited upon employment terminations in 2005 and the first half of 2006. In March 2006 and May 2006, the compensation committee awarded 0.3 million and 0.1 million RSUs to executives, respectively. The Company received no cash consideration for such awards, and the awards resulted in deferred compensation of $4.9 million and $13.1 million in 2006 and 2005, respectively, which represents the fair value of the RSUs on the date of grant less any unamortized value upon forfeiture of such grants. The vesting of the RSUs is subject to continued employment and the Company’s achievement of financial performance targets over a period of up to four years. RSUs represent common stock but do not give the recipient any actual ownership interest in the Company’s common stock, other than the right to receive cash dividends, until vested and the shares of common stock underlying the RSUs are delivered. Deferred compensation is being amortized on a straight-line basis and recognized as non-cash equity-based compensation over the requisite service period. Compensation expense associated with RSUs was $1.4 million and $2.3 million during the three and six months ended June 30, 2006, respectively. If the Company believes it is probable that it will achieve its performance targets, non-cash equity-based compensation will be accelerated to ensure that the amount of non-cash equity-based compensation recorded is reflective of the accelerated vesting of RSUs.

Stock Options

Compensation expense associated with stock options was $1.4 million and $2.3 million during the three and six months ended June 30, 2006, respectively, including $0.7 million associated with the modification of a term of an executive’s stock option agreement in March 2006. Compensation expense associated with stock options was $0.1 million and $0.3 million during the three and six months ended June 30, 2005, respectively.

On July 6, 2006, the compensation committee of the Board of Directors authorized an increase in the number of common shares available for grants of options or other share-based instruments by 3.0 million, subject to stockholder approval of such increase, and concurrently approved the grant of 2.9 million stock options with an exercise price of $30.01 per share under the 2003 Plan. Total compensation expense, using the Black-Scholes option pricing model, is estimated to be $60 million and will be recognized over the vesting period. The options vest 50% on the second anniversary of the grant date and then monthly thereafter through the fourth anniversary of the grant date.

Warrants

In connection with its recapitalization in 2002, the Company issued warrants to Nortel Networks, Inc. (Nortel) to purchase approximately 0.4 million shares of the Company’s common stock for $11.25 per share. In March 2006, Nortel exercised its warrants and received approximately 0.2 million shares of the Company’s common stock.

The following table presents information associated with the Company’s stock-based compensation awards for the six months ended June 30, 2006 (in thousands):

	Six Months Ended June 30, 2006
	Restricted Stock Units	Restricted Stock	Options	Common Shares for RPUs	Warrants
Outstanding at beginning of period	951	10	3,470	—	873
Granted	407	10	292	1,263	—
Delivered/Exercised	—	(3)	(1,145)	—	(429)
Forfeited	(224)	—	(89)	—	—

Outstanding at end of period	1,134	17	2,528	1,263	444

NOTE 11—INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

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

The Company provides various products and service offerings to its customers through a single sales force. A high percentage of customers purchase a variety of services and as a result, management assesses financial information, makes business decisions and manages the business as one segment. Although the Company operates in one segment, its operations are managed on the basis of three geographic regions: Americas, Europe and Asia. Management evaluates the performance of such regions and allocates resources to them based primarily on revenue. The Company has evaluated the criteria for aggregation of its geographic regions under SFAS 131 and believes it meets each of the respective criteria set forth therein. Each geographic region provides all of the Company’s services to businesses in various industries. In addition, the geographic regions utilize similar means for delivering the Company’s services; have similarity in the types of customers receiving the products and services; distribute the Company’s services over a unified network; and operate within a generally consistent regulatory environment. In light of these factors, management has determined that the Company has one reportable segment.

Selected financial information for the Company’s geographic regions as of and for the three and six months ended June 30, 2006 and 2005 is presented below. For the three months ended June 30, 2006 and 2005, revenue earned in the U.S. represented approximately 84% and 82% of total revenue, respectively, and for the six months ended June 30, 2006 and 2005, the comparable percentage of U.S. revenue to total revenue was 83% and 83%, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Americas	$158,774	$137,174	$307,580	$271,994
Europe	20,205	18,218	40,815	35,617
Asia	10,618	11,808	21,157	21,761

Total revenue	$189,597	$167,200	$369,552	$329,372

Property and equipment, net (end of period):
Americas			$272,434	$244,317
Europe			9,686	7,227
Asia			1,897	1,656

Total property and equipment, net			$284,017	$253,200

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

EXECUTIVE SUMMARY

SAVVIS, Inc. is a global information technology (IT) services company delivering integrated hosting, network, digital content services, industry solutions, security, and professional services to businesses around the world and various segments of the U.S. federal government. Our unique solutions model combines advanced virtualization technology, a utility services approach, and automated software management and provisioning systems to deliver access to a suite of IT services that offer high availability, business agility and a superior cost of ownership model. Our solutions enable customers to focus on their core business while we ensure the performance of their IT infrastructure. We have over 5,000 customers across all industries with a particular emphasis in the financial services, media and entertainment, retail, and the U.S. federal government sectors.

Recent Events

The following significant events occurred in the second quarter of 2006:

•	we completed a 1-for-15 reverse stock split of our common stock on June 6, 2006;

•	we exchanged all of the outstanding shares of our Series A Convertible Preferred Stock for 37.4 million shares of common stock on June 30, 2006 and recorded a $240.1 million deemed dividend which increased net loss attributable to common stockholders during the three and six months ended June 30, 2006; and

•	we purchased a facility we previously leased for use as a data center for $13.8 million and subsequently relinquished title to the facility and certain equipment we owned located at the facility, having an aggregate net book value of $19.9 million, for $50.6 million. Our net proceeds from these transactions, before expenses, were $36.8 million.

Services

We provide various products and service offerings to our customers through a single sales force. A high percentage of customers purchase a variety of services and as a result, management assesses financial information, makes business decisions and manages the business as one segment. Although we operate in one segment, our operations are managed on the basis of three geographic regions: Americas, Europe and Asia. The following briefly describes our services by revenue category:

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

Professional Services

Professional services are provided through a group of industry experts and skilled practitioners that allow our customers to get the maximum value out of our services. We offer assistance and consultation in security, web-based applications, business recovery, program management, infrastructure, and migration.

Business Trends

Our financial results continue to be affected by competition in our industry. We expect competitive factors in our industry to continue to affect the prices for our services and our results of operations. Price pressures vary by product and service. Prices for certain telecommunications services that we offer have decreased over the past several years. While we expect to continue to see decreases for these telecommunication services, there has been stabilization and some increases in pricing of other services that we offer. For example, pricing for colocation services has increased and is expected to continue to increase in certain markets where there is a shortage of high grade data center space. Due to the disparity in pricing of our products and services, we continue to evaluate our operating structure and focus. We believe that by re-evaluating and restructuring our products and services, we can reduce costs and provide more sophisticated forms of value-added services to our customers.

In evaluating our financial results and the performance of our business, our management reviews our revenues, gross profit, gross margin, and income (loss) from operations. In addition, management evaluates these indicators on a quarterly and annual basis in order to have a complete understanding of business trends. The following table presents a quarterly overview of these indicators for the periods indicated (dollars in thousands):

	Three Months Ended
	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
Revenue	$189,597	$179,955	$171,513	$166,127	$167,200

Gross profit (1)	72,495	67,201	60,736	59,110	58,532

Gross margin (2)	38%	37%	35%	36%	35%

Income (loss) from operations	6,034	3,704	2,836	2,310	(3,502)

(1)	Gross profit represents total revenue less cost of revenue, which excludes depreciation, amortization, and accretion. Gross profit in 2005 has been adjusted to reflect a portion of non-cash stock-based compensation that was previously reported separately from cost of revenue.
(2)	Represents gross profit, as defined above, as a percentage of revenue.

Revenue

Prior to our acquisition of Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc., together with the acquisition of assets of certain of their affiliates (CWA), in March 2004, we were heavily dependent on our largest customer, Reuters Limited (Reuters), which comprised 54% of total revenue in 2003. Most of our remaining revenue was generated from our managed IP VPN services. However, after we acquired CWA, our revenue profile changed significantly. Reuters revenue comprised only 16% of total revenue for the three and six months ended June 30, 2005, respectively, and only 12% for the three and six months ended June 30, 2006. Moreover, the acquisition increased our revenue from hosting services, which represented 49% of total revenue for the three months ended June 30, 2006 and 48% of total revenue for the six months ended June 30, 2006, compared to 43% of total revenue for the three and six months ended June 30, 2005.

Our revenue grew by 12% during the six months ended June 30, 2006 compared to the six months ended June 30, 2005, and 13% during the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This was due primarily to increases in revenue from managed IP VPN of $6.6 million and hosting of $21.9 million, partially offset by a decline in other network services of $1.9 million and Reuters of $4.0 million.

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

We plan to offset this decrease by increasing our revenue through a number of initiatives, including improving the productivity of our direct sales force by increasing sales force automation and providing more sales support in terms of engineering and product expertise, given our product breadth and extensive customer base, exploring opportunities to sell additional services to existing customers, and capitalizing on the current imbalance in the supply and demand ratio for colocation services by continuing to achieve improved customer pricing.

Gross Profit

We use gross profit and gross margin to evaluate our business. Gross profit, defined as revenue less cost of revenue, but excluding depreciation, amortization, and accretion, was $72.5 million for the three months ended June 30, 2006, an increase of $14.0 million, or 24%, from $58.5 million for the three months ended June 30, 2005. Gross profit was $139.5 million for the six months ended June 30, 2006, an increase of $27.9 million, or 25.0%, from $111.6 million for the six months ended June 30, 2005. The improvement of gross profit throughout 2004, 2005, and 2006 reflects our continued efforts to rationalize network operations, reduce our fixed network costs, and reduce the service costs of our hosting data centers as a result of the synergies from our acquisition of CWA. As a result, gross margin, defined as gross profit as a percentage of revenue, was 38% for the three months ended June 30, 2006 compared to 35% for the three months ended June 30, 2005, and 38% for the six months ended June 30, 2006 compared to 34% for the six months ended June 30, 2005.

Income (Loss) from Operations

Income from operations for the three months ended June 30, 2006 was $6.0 million, an improvement of $9.5 million, or 272%, compared to a loss from operations of $3.5 million for the three months ended June 30, 2005. The improvement was primarily due to the increase in revenue of $22.4 million and the absence of $4.0 million of restructuring and integration costs, partially offset by increases in cost of revenue of $8.4 million; sales, general, and administrative expenses of $7.5 million; and depreciation, amortization, and accretion of $0.9 million. Income from operations for the six months ended June 30, 2006 was $9.7 million, an improvement of $18.6 million, or 210%, as compared to a loss from operations of $8.8 million for the six months ended June 30, 2005. This improvement was primarily driven by an increase in revenue of $40.2 million and the absence of $6.1 million of restructuring and integration costs, partially offset by increases in cost of revenue of $12.3 million; sales, general, and administrative expenses of $13.4 million; and depreciation, amortization, and accretion of $2.0 million.

SIGNIFICANT TRANSACTIONS

Revolving Facility Payment

On July 3, 2006, we fully paid the outstanding balance on our Revolving Facility of $32.0 million plus $0.3 million of related accrued interest. After such payment was made, unused availability under the $85.0 million Revolving Facility, giving effect to outstanding letters of credit of $9.6 million, was $75.4 million.

Financing Method Lease Obligation

On June 29, 2006, our wholly-owned subsidiary purchased a facility we previously leased for use as a data center for $13.8 million. Following the purchase, on June 30, 2006, we relinquished title to the facility and certain equipment we owned located at the facility, having an aggregate net book value of $19.9 million, for $50.6 million. Our net proceeds from these transactions, before expenses, were $36.8 million.

Concurrent with the closing of these transactions, we entered into a triple-net lease agreement to lease back the facility and equipment (the Lease) for fifteen years at an initial annual base rent of $4.3 million and annual escalation of 2.5%. The Lease agreement provides us with the option to renew the Lease up to three times for a period of five years each. We will be required to pay all of the costs associated with the operation of the facilities, including costs such as insurance, taxes and maintenance. The Lease imposes certain obligations on us and grants certain rights to the landlord in the event we default on the Lease. The Lease contains other customary representations, warranties, obligations, conditions, indemnification provisions and termination provisions associated with leases of this nature.

As a result of the renewal provisions in the Lease agreement that are indicative of continuing involvement by us, the Lease qualifies as a financing method lease rather than a sale under sale-leaseback accounting for real estate. Accordingly, we recorded a financing method lease obligation of $50.6 million, equal to the proceeds received. The related assets and financing method lease obligation will be reflected in our condensed consolidated balance sheet until completion of the lease term in June 2021, when they will be removed from our records, and any remaining obligation will be recognized as a gain on sale of the facility and equipment. Future minimum lease payments due under the financing method lease obligation, as of June 30, 2006, were $1.8 million during the remainder of 2006, $4.4 million in 2007, $4.5 million in 2008, $4.6 million in 2009, $4.8 million in 2010 and $57.8 million thereafter, all of which represent interest using the effective interest method.

Equity Transactions

Reverse Stock Split

On May 10, 2006, our Board of Directors declared a 1-for-15 reverse stock split of our common stock. The record date for the reverse stock split was June 5, 2006, and on June 6, 2006, the reverse stock split was completed. Stockholders received cash in lieu of any fraction of a share that they would have otherwise been entitled to receive as a result of the reverse stock split. In connection with the reverse stock split, each fifteen shares of our issued and outstanding common stock was combined into one share of our common stock. In addition, all exercise and conversion prices and the number of shares of our common stock, preferred stock, warrants, stock options and other equity awards presented herein for current and prior periods have been adjusted to reflect the reverse stock split.

Preferred Stock

On May 10, 2006, we entered into an Exchange and Recapitalization Agreement (the Exchange Agreement) with the holders of our Series A Convertible Preferred Stock (the Series A Preferred) pursuant to which the holders agreed to exchange (the Exchange) their shares of Series A Preferred for an aggregate of 37.4 million shares of our common stock, including 8.4 million common shares in addition to the shares of common stock the Series A Preferred was then convertible into in accordance with their terms. On June 30, 2006, pursuant to the Exchange Agreement, all such common shares were issued to the holders of the Series A Preferred, in exchange for all shares of Series A Preferred. In connection with the Exchange, we recognized a deemed dividend on the Series A Preferred of $240.1 million, representing the difference between the fair market value of the shares issued in the Exchange and those convertible pursuant to the original conversion terms. The deemed dividend is included in the computation of net loss attributable to common stockholders in our condensed consolidated statement of operations for the three and six months ended June 30, 2006. Following the Exchange, as of June 30, 2006, we had 50.8 million shares of common stock outstanding.

Investment funds related to Welsh, Carson, Anderson & Stowe (WCAS) held approximately 68% of the outstanding Series A Preferred. Three members of our board of directors are general partners of certain WCAS funds, represent WCAS on our board of directors and owned shares of Series A Preferred and participated in the Exchange. Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund IV, L.P. and CVC II Partners, L.L.C. (together, Constellation), who on June 30, 2006, had one representative on our Board of Directors, held approximately 10% of the outstanding Series A Preferred, and MLT, LLC (formerly Moneyline Telerate Holdings, Inc.), who currently has one representative on our Board of Directors, held approximately 20% of the outstanding Series A Preferred. Constellation’s representative on our board of directors resigned effective July 14, 2006. Two of our executive officers hold restricted preferred units (RPUs) that entitled them to receive upon vesting of each restricted preferred unit RPU that number of shares of common stock that a holder of Series A Preferred would be entitled to receive. Accordingly, their RPUs were adjusted to give them the same benefits they would have received had they held Series A Preferred and participated in the Exchange.

The Exchange was approved by a special committee of our Board of Directors comprised of independent directors. The Exchange was also approved by our stockholders acting by written consent. WCAS, Constellation and MLT, who collectively hold more than a majority of our outstanding voting power, executed the written consent.

Holders of the Series A Preferred representing approximately 99% of the shares received in the Exchange have agreed not to sell any of such shares, except in certain circumstances or with the approval of the special committee, until November 1, 2006.

Restricted Preferred Units

On May 8, 2006, the compensation committee of our Board of Directors awarded 6,770 RPUs to certain of our executives, giving the holders the right to receive upon vesting that number of shares of common stock as one share of our Series A Preferred would be convertible into had such shares of Series A Preferred been outstanding since March 18, 2002, less an exercise value of $1,561 per RPU. Based on the terms of the Exchange previously described, the RPUs were adjusted to give the holders the same benefits they would have received had they participated in the Exchange, resulting in the holders obtaining the right to receive upon vesting 1.3 million shares of common stock. Compensation expense associated with the RPUs was measured on the date of grant using the Black-Scholes option pricing model and was determined to be $30.7 million and will be recognized over the four year vesting period. Vesting is subject to continued employment and occurs at a rate of 25% on each anniversary of the grant date until fully vested. Compensation expense associated with RPUs was $1.2 million during the three and six months ended June 30, 2006.

Share-Based Compensation Awards

On July 6, 2006, the compensation committee of the Board of Directors authorized an increase in the number of common shares available for grants of options or other share-based instruments by 3.0 million, subject to stockholder approval of such increase, and concurrently approved the grant of 2.9 million stock options with an exercise price of $30.01 per share under the 2003 Plan. Total compensation expense, using the Black-Scholes option pricing model, is estimated to be $60 million and will be recognized over the vesting period. The options vest 50% on the second anniversary of the grant date and then monthly thereafter through the fourth anniversary of the grant date.

Restricted Stock Units

In August 2005, the compensation committee of the Board of Directors awarded 1.3 million restricted stock units (RSUs) to executives and employees under the Amended and Restated 2003 Incentive Compensation Plan (the 2003 Plan), of which 0.6 million were subsequently forfeited upon employment terminations in 2005 and the first half of 2006. In March 2006 and May 2006, the compensation committee awarded 0.3 million and 0.1 million RSUs to executives, respectively. We received no cash consideration for such awards, and the awards resulted in deferred compensation of $4.9 million in 2006 and $13.1 million in 2005 which represents the fair value of the RSUs on the date of grant less any unamortized value upon forfeiture of such grants. The vesting of the RSUs is subject to continued employment and our achievement of financial performance targets over a period of up to four years. RSUs represent common stock but do not give the recipient any actual ownership interest in our common stock, other than the right to receive cash dividends, until vested and the shares of common stock underlying the RSUs are delivered. Deferred compensation is being amortized on a straight-line basis and recognized as non-cash equity-based compensation over the requisite service period. Compensation expense associated with RSUs was $1.4 million and $2.3 million during the three and six months ended June 30, 2006, respectively. If we believe it is probable that it will achieve its performance targets, non-cash equity-based compensation will be accelerated to ensure that the amount of non-cash equity-based compensation recorded is reflective of the accelerated vesting of RSUs.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-Q is not intended to represent the future results of operations, financial position or cash flows that may be achieved.

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Executive Summary of Results of Operations

Revenue increased $22.4 million, or 13%, for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, as a result of a 24% increase in managed IP VPN and a 31% improvement in hosting, partially offset by a 15% decline in Reuters revenue and smaller declines in digital content services and other network services. Income from operations improved $9.5 million, or 272%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, as a result of the increase in revenue and the absence of $4.0 million in restructuring and integration costs in 2006. These factors were partially offset by increases in cost of revenue of $8.4 million, or 8%; sales, general, and administrative expenses of $7.5 million, or 19%; and depreciation, amortization, and accretion of $0.9 million, or 5%. For the three months ended June 30, 2006 and 2005, cost of revenue and sales, general, and administrative expenses include non-cash equity-based compensation expense, in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 107, which was previously reported as a separate line in 2005. Net loss improved $10.2 million, or 48%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, as a result of the factors previously described.

Revenue. The following table presents diversified revenue by major category and revenue from our largest customer (dollars in thousands):

	Three Months Ended June 30,
	2006	2005	Dollar Change	Percent Change
Diversified Revenue:
Managed IP VPN	$34,148	$27,465	$6,683	24%
Hosting	93,582	71,682	21,900	31%
Digital Content Services	11,187	11,387	(200)	(2)%
Other Network Services	28,262	30,217	(1,955)	(6)%

Total Diversified Revenue	167,179	140,751	26,428	19%

Reuters	22,418	26,449	(4,031)	(15)%

Total Revenue	$189,597	$167,200	$22,397	13%

Revenue was $189.6 million for the three months ended June 30, 2006, an increase of $22.4 million, or 13%, from $167.2 million for the three months ended June 30, 2005. Diversified managed IP VPN revenue was $34.1 million for the three months ended June 30, 2006, an increase of $6.7 million, or 24%, from $27.5 million for the three months ended June 30, 2005. This increase was mainly attributed to new sales activity and growth in existing services. Diversified hosting revenue was $93.6 million for the three months ended June 30, 2006, an increase of $21.9 million, or 31%, from $71.7 million for the three months ended June 30, 2005. The increase was due primarily to growth in existing services, particularly in our infrastructure and managed utility service offerings, stabilized pricing, and lower customer churn. Digital content services revenue, which includes CDN and WAM!NET revenue, was $11.2 million for the three months ended June 30, 2006, a decrease of $0.2 million, or 2%, from $11.4 million for the three months ended June 30, 2005. The decrease was due primarily to usage volatility and reduced pricing for CDN services during the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Other network services includes internet access revenue and private line services and was $28.3 million for the three months ended June 30, 2006, a decrease of $2.0 million, or 6%, from $30.2 million for the three months ended June 30, 2005. The decrease was due primarily to pricing pressures in unmanaged bandwidth for such services from 2005.

Reuters revenue was $22.4 million for the three months ended June 30, 2006, a decrease of $4.0 million, or 15%, from $26.4 million for the three months ended June 30, 2005. The decline was due primarily to pricing reductions and the elimination of minimum revenue commitments from Reuters. We expect Reuters revenue in 2006 to be lower than 2005 as a result of revised competitive pricing and the elimination of minimum revenue commitments based on the terms of the 2005 agreement with Reuters previously described elsewhere herein.

Cost of Revenue. Cost of revenue, which excludes depreciation, amortization, and accretion, which is reported separately, was $117.1 million for the three months ended June 30, 2006, an increase of $8.4 million, or 8%, from $108.7 million for the three months ended June 30, 2005. The increase was due primarily to an increase in personnel and related costs and higher utilities costs, partially offset by continued realization of various cost-savings initiatives. Gross profit, defined as total revenue less cost of revenue, was $72.5 million for the three months ended June 30, 2006, an increase of $14.0 million, or 24%, from $58.5 million for the three months ended June 30, 2005. Gross profit as a percentage of revenue, or gross margin, increased to 38% for the three months ended June 30, 2006 compared to 35% for the three months ended June 30, 2005, primarily resulting from strong revenue growth with a disproportionate increase in costs to generate such revenue, primarily due to cost-savings initiatives.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses include all costs associated with the selling of our services and administrative functions such as finance, legal and human resources. Such expenses were $46.8 million for the three months ended June 30, 2006, an increase of $7.5 million, or 19%, from $39.3 million for the three months ended June 30, 2005. Sales, general, and administrative expenses as a percentage of revenue were 25% for the three months ended June 30, 2006 compared to 24% for the three months ended June 30, 2005. This was due primarily to an increase in personnel and related costs, higher commissions, and the addition of $2.5 million in non-cash stock-based compensation expense in 2006 compared to 2005, partially offset by the realization of various cost-savings initiatives.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion includes depreciation of property and equipment, amortization of intangible assets, and accretion of the discounted present value of certain liabilities and long-term fixed price contracts assumed in the CWA acquisition. Depreciation, amortization, and accretion was $19.6 million for the three months ended June 30, 2006, an increase of $0.9 million, or 5%, from $18.7 million for the three months ended June 30, 2005.

Restructuring Charges, Net. Restructuring charges, net represent the termination of a naming rights agreement for use of our name on a sports and entertainment arena and the termination of an operating lease relating to unutilized space for which a restructuring liability had previously been established for the net present value of future minimum lease payments and were $3.3 million for the three months ended June 30, 2005. We have not incurred any restructuring costs in 2006.

Integration Costs. Integration costs represented incremental costs to the combined organization after the CWA asset acquisition in March 2004, including consulting services, payroll costs and stay bonuses, and PoP consolidation and network restructuring. We did not incur any integration costs associated with the CWA acquisition in 2006 as integration activities have been completed. Integration costs were $0.7 million for the three months ended June 30, 2005.

Net Interest Expense and Other. Net interest expense and other primarily represents interest on our Series A Subordinated Notes (the Subordinated Notes), capital and financing method lease obligations, and revolving credit facility (the Revolving Facility), as well as amortization of the original issue discount on the Subordinated Notes and amortization of debt issuance costs. Net interest expense and other was $17.1 million for the three months ended June 30, 2006, a decrease of $0.7 million, or 4%, from $17.8 million for the three months ended June 30, 2005. The decrease was primarily due to a lower interest rate and outstanding balance in 2006 on the Revolving Facility compared with the GECC capital lease, which was repaid in June 2005, partially offset by higher compounding of payable-in-kind interest on the Subordinated Notes. Management expects payments for cash interest expense to be approximately $7 million for the remainder of 2006 under our current financing arrangements.

Net Loss. Net loss for the three months ended June 30, 2006 was $11.1 million, an improvement of $10.2 million, or 48%, from $21.3 million for the three months ended June 30, 2005, primarily driven by the factors previously described.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Executive Summary of Results of Operations

Revenue increased $40.2 million, or 12%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, primarily as a result of increases in managed IP VPN and hosting services, partially offset by declines in other network services and Reuters revenue. Income from operations improved $18.6 million, or 210%, for the six months ended June 30, 2006, compared to a loss from operations of $8.8 million for the six months ended June 30, 2005, primarily as a result of the increase in revenue, as well as the absence of $2.7 million in integration costs and $3.3 million in restructuring charges in 2005 which were not incurred in 2006. This improvement was partially offset by increases in sales, general, and administrative expenses of $13.4 million and depreciation, amortization, and accretion of $2.0 million. Net loss improved $18.7 million, or 44%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, as a result of the factors previously described.

Revenue. The following table presents diversified revenue by major category and revenue from our largest customer (dollars in thousands):

	Six Months Ended June 30,
	2006	2005	Dollar Change	Percent Change
Diversified Revenue:
Managed IP VPN	$66,499	$53,828	$12,671	24%
Hosting	179,149	140,466	38,683	28%
Digital Content Services	21,803	20,947	856	4%
Other Network Services	56,873	61,953	(5,080)	(8)%

Total Diversified Revenue	324,324	277,194	47,130	17%

Reuters	45,228	52,178	(6,950)	(13)%

Total Revenue	$369,552	$329,372	$40,180	12%

Revenue was $369.6 million for the six months ended June 30, 2006, an increase of $40.2 million, or 12%, from $329.4 million for the six months ended June 30, 2005. Diversified managed IP VPN revenue was $66.5 million for the six months ended June 30, 2006, an increase of $12.7 million, or 24%, from $53.8 million for the six months ended June 30, 2005. This increase was mainly attributed to new sales activity and growth in existing services. Diversified hosting revenue was $179.1 million for the six months ended June 30, 2006, an increase of $38.7 million, or 28%, from $140.5 million for the six months ended June 30, 2005, due primarily to growth in existing services, particularly in our infrastructure and managed utility service offerings, stabilized pricing, and lower customer churn. Digital content services revenue was $21.8 million for the six months ended June 30, 2006, an increase of $0.9 million, or 4%, from $20.9 million for the six months ended June 30, 2005. The increase was due primarily to usage increases, partially offset by reduced pricing for CDN services during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Other network services revenue was $56.9 million for the six months ended June 30, 2006, a decrease of $5.1 million, or 8%, from $62.0 million for the six months ended June 30, 2005. The decrease was due primarily to unmanaged bandwidth pricing pressures for such services from 2005.

Reuters revenue was $45.2 million for the six months ended June 30, 2006, a decrease of $7.0 million, or 13%, from $52.2 million for the six months ended June 30, 2005. The decline was due primarily to pricing reductions and the elimination of minimum revenue commitments from Reuters. We expect Reuters revenue in 2006 to be lower than 2005 as a result of revised competitive pricing and the elimination of minimum revenue commitments based on the terms of the 2005 agreement with Reuters described elsewhere herein.

Cost of Revenue. Cost of revenue, which excludes depreciation, amortization, and accretion, which is reported separately, was $230.1 million for the six months ended June 30, 2006, an increase of $12.3 million, or 6%, from $217.8 million for the six months ended June 30, 2005. The increase was primarily related to the increase in personnel and related costs and higher utilities costs, partially offset by the continued realization of various cost-savings initiatives. Gross profit, defined as total revenue less cost of revenue, was $139.5 million for the six months ended June 30, 2006, an increase of $27.9 million, or 25%, from $111.6 million for the six months ended June 30, 2005. Gross profit as a percentage of revenue, or gross margin, increased to 38% for the six months ended June 30, 2006, compared to 34% for the six months ended June 30, 2005, primarily resulting from strong revenue growth with a disproportionate increase in costs to generate such revenue, primarily due to cost-savings initiatives.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses were $90.2 million for the six months ended June 30, 2006, an increase of $13.4 million, or 17%, from $76.8 million for the six months ended June 30, 2005. Sales, general, and administrative expenses as a percentage of revenue were 24% for the six months ended June 30, 2006 compared to 23% for the six months ended June 30, 2005. This was due primarily to an increase in personnel and related costs, higher commissions, and the addition of $4.0 million in non-cash stock-based compensation expense in 2006 compared to 2005, partially offset by the realization of various cost-savings initiatives.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion includes depreciation of property and equipment, amortization of intangible assets, and accretion of the discounted present value of certain liabilities and long-term fixed price contracts assumed in the CWA acquisition. Depreciation, amortization, and accretion was $39.6 million for the six months ended June 30, 2006, an increase of $2.0 million, or 5%, from $37.5 million for the six months ended June 30, 2005.

Restructuring Charges, Net. Restructuring charges, net represent the termination of a naming rights agreement for use of our name on a sports and entertainment arena and the termination of an operating lease relating to unutilized space for which a restructuring liability had previously been established for the net present value of future minimum lease payments and were $3.3 million for the six months ended June 30, 2005. We have not incurred any restructuring costs in 2006.

Integration Costs. Integration costs represented incremental costs to the combined organization after the CWA asset acquisition in March 2004, including consulting services, payroll costs and stay bonuses, and PoP consolidation and network restructuring. We did not incur any integration costs associated with the CWA acquisition in 2006 as integration activities have been completed. Integration costs were $2.7 million for the six months ended June 30, 2005.

Net Interest Expense and Other. Net interest expense and other primarily represents interest on the Subordinated Notes, capital and financing method lease obligations, and the Revolving Facility as well as amortization of the original issue discount on the Subordinated Notes and amortization of debt issuance costs. Net interest expense and other was $33.3 million for the six months ended June 30, 2006, a decrease of $0.1 million, or less than 1%, from $33.4 million for the six months ended June 30, 2005. The decrease was primarily due to a lower interest rate and outstanding balance in 2006 on the Revolving Facility compared with the GECC capital lease, which was repaid in June 2005, partially offset by higher compounding of payable-in-kind interest on the Subordinated Notes. Management expects payments for cash interest expense to be approximately $7 million for the remainder of 2006 under our current financing arrangements.

Net Loss. Net loss for the six months ended June 30, 2006 was $23.5 million, an improvement of $18.7 million, or 44%, from $42.2 million for the six months ended June 30, 2005, primarily driven by the factors previously described.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, our cash and cash equivalents balance was $86.1 million. We had $40.1 million in net cash provided by operating activities during the six months ended June 30, 2006, an increase of $30.0 million from net cash provided by operating activities of $10.1 million for the six months ended June 30, 2005. This change was primarily due to improvements in our results of operations, driven by higher revenue growth that outpaced the growth in costs. Net cash used in investing activities for the six months ended June 30, 2006 was $50.7 million, an increase of $22.1 million from net cash used in investing activities of $28.6 million for the six months ended June 30, 2005. This change was primarily related to an increase in capital expenditures of $9.0 million and the purchase of buildings previously leased for use in one of our data centers for $13.8 million. The increase in capital expenditures supports the growth in new and existing revenue streams. Net cash provided by financing activities for the six months ended June 30, 2006 was $35.8 million, an increase of $35.1 million from net cash provided by financing activities of $0.7 million for the six months ended June 30, 2005. This increase primarily relates to proceeds received in our financing method lease previously described of $50.6 million and cash received for the exercise of stock options of $14.3 million, partially offset by the $26.0 million pay down on the Revolving Facility.

Historically, we have not been cash flow positive. For example, cash flows from operations were negative for much of 2004 due to the significant acquisition and integration costs paid during that year. However, management does not consider the cash flows from 2004 to be representative of expected future cash flows as we ended the fourth quarter of that year with positive cash flows from operations and continued that trend in 2005 and 2006. In 2006, we expect cash flows from operations to be positive. The achievement of this goal is reflected in the quarterly trend analysis that follows, which presents cash flows from operations for the five consecutive quarters through June 30, 2006. Due to the dynamic nature of our industry and unforeseen circumstances, if we are unable to fully fund cash requirements through operations, we may need to obtain additional financing through a combination of equity and debt financings, renegotiation of terms on our existing debt, and sales of assets and services. If any such activities are required, there can be no assurance that we would be successful in completing any of these activities on terms that would be favorable to us. As of June 30, 2006, our unused availability under the Revolving Facility was $43.4 million, which is reflective of $9.6 million of letters of credit outstanding and $32.0 million of outstanding principal. On July 3, 2006, we paid down the remaining principal of $32.0 million plus $0.3 million of related accrued interest. After such payments were made, as of July 3, 2006, unused availability under the Revolving Facility, giving effect to outstanding letters of credit of $9.6 million, was $75.4 million.

The following table presents a quarterly overview of key components of our cash flows (dollars in thousands):

	Three Months Ended
	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
Net cash provided by operating activities	$21,274	$18,865	$31,268	$21,445	$164
Net cash used to pay acquisition, integration, and restructuring costs (1)	—	—	(242)	(594)	(10,773)
Net cash used in investing activities (2)	(34,255)	(16,395)	(20,104)	(7,826)	(13,614)
Net cash provided by (used in) financing activities (3)	49,679	(13,928)	(408)	315	711
Net increase (decrease) in cash and cash equivalents	36,533	(11,572)	10,376	13,776	(13,252)

(1)	Such costs are components of net cash provided by operating activities.
(2)	Includes payment of $13.8 million for the purchase of data center buildings.
(3)	Includes payments on the Revolving Facility of $10.0 million during the three months ended June 30, 2006 and $16.0 million during the three months ended March 31, 2006; and proceeds of $50.6 million received in connection with a financing method lease obligation.

Revolving Credit Facility

On June 10, 2005, we and certain of our subsidiaries entered into a credit agreement with Wells Fargo Foothill, Inc., as arranger and administrative agent, and certain other lenders to provide us with an $85.0 million Revolving Facility, which, as amended on June 30, 2006, includes a $20.0 million letter of credit facility. The Revolving Facility may be used for working capital and other general corporate purposes. The Revolving Facility matures, and all outstanding borrowings and unpaid interest are due, on December 9, 2008. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined by the Revolving Facility agreement. As of June 30, 2006, the $85.0 million Revolving Facility included outstanding principal of $32.0 million, outstanding letters of credit of $9.6 million, and unused availability of $43.4 million. We paid down $16.0 million in the first quarter of 2006, $10.0 million in the second quarter of 2006 and on July 3, 2006, we paid down the remaining outstanding principal of $32.0 million plus $0.3 million of related accrued interest. After such payments were made, as of July 3, 2006, unused availability under the Revolving Facility, giving effect to outstanding letters of credit of $9.6 million, was $75.4 million. We may terminate the Revolving Facility prior to maturity, provided we pay a premium of 0.5% of the revolver amount if terminated prior to June 10, 2007 but no premium if terminated thereafter.

The Revolving Facility contains affirmative covenants, negative covenants, and financial covenants. The negative covenants place restrictions on, among other things, levels of investments, indebtedness, and dividend payments that we may make or incur. The financial covenants, which apply only if we maintain qualified cash and availability of less than $35.0 million, require the maintenance of certain financial measures at defined levels. Under the Revolving Facility, borrowings bear interest determined by a base LIBOR rate of one to six months plus an additional 2.75% to 3.25%, determined by certain financial measures, with a minimum interest rate at all times of 5.25%. As of June 30, 2006, the Revolving Facility carries an interest rate of 7.67% based on the six-month LIBOR set in March 2006. As of June 30, 2006, the six-month LIBOR was 5.61%, and the additional interest spread above LIBOR was 2.75%, lowered from 3.00% during the first quarter of 2006, due to our achievement of certain financial measures. Interest is payable at varying dates, as outlined in the Revolving Facility agreement, generally every one to six months. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee. The Revolving Facility is secured by substantially all of our domestic properties and assets. The carrying amount of our obligations under the Revolving Facility approximates fair value because the interest rates are based on floating interest rates identified by reference to market rates.

Subordinated Notes

In February 2004, we issued $200.0 million of the Subordinated Notes. The proceeds were used to fund the CWA asset acquisition and related operational, working capital, and capital expenditure requirements. Debt issuance costs associated with the Subordinated Notes were $2.0 million, consisting of fees to the purchasers of the Subordinated Notes, and were capitalized in other non-current assets in our condensed consolidated balance sheets and are being amortized to interest expense using the effective interest method until maturity. The Subordinated Notes accrued interest based on a 365-day year at a rate of 12.5% per annum until February 3, 2005 and 15% per annum thereafter, payable semi-annually on June 30 and December 31 through the issuance of additional Subordinated Notes equal to the accrued interest payable at the time of settlement. Prior to January 29, 2008, we may redeem the Subordinated Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, plus a make-whole premium. The make-whole premium is equal to all remaining interest to be paid on the Subordinated Notes from the date of the redemption notice through January 30, 2008, discounted semi-annually at a rate equal to the treasury rate plus 0.5%, plus 1% of the principal amount of the Subordinated Notes. After January 30, 2008, we may redeem the Subordinated Notes, in whole but not in part, at a redemption price equal to 101% of the principal amount plus all accrued and unpaid interest. Upon a change of control, the holders of the Subordinated Notes have the right to require us to redeem any or all of the Subordinated Notes at a cash price equal to 100% of the principal amount of the Subordinated Notes, plus all accrued and unpaid interest as of the effective date of such change of control. The Subordinated Notes mature in a single installment on January 30, 2009. The outstanding principal and interest-to-date on the Subordinated Notes, excluding the original issue discount, was $276.3 million as of June 30, 2006 and $257.1 million as of December 31, 2005.

Warrants exercisable for Series B Convertible Preferred Stock (the Series B Preferred) were issued with the Subordinated Notes and exercised shortly thereafter. The $200.0 million in proceeds from issuance were allocated between the Subordinated Notes and the warrants for Series B Preferred, based on their relative fair values, resulting in an original issue discount of $65.9 million. The allocated value of the Subordinated Notes at date of issuance, plus accrued interest on the face value and accreted interest on the original issue discount, are reflected as long-term debt in our condensed consolidated balance sheets. The fair value of the Series B Preferred was determined with the assistance of an independent third-party valuation firm, and the allocated fair value is reflected in additional paid-in capital in stockholders’ deficit in our consolidated balance sheets. The purchasers of the Subordinated Notes exercised the warrants and the Series B Preferred were converted into common stock in December 2004. The Series B Preferred were retired by our Board of Directors in December 2005.

Debt Covenants

The provisions of our Revolving Facility and Subordinated Notes contain a number of covenants including, but not limited to, restricting or limiting our ability to incur more debt, pay dividends and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt agreements and could trigger acceleration of repayment. As of and during the three and six months ended June 30, 2006 and the year ended December 31, 2005, we were in compliance with all covenants under the Revolving Facility and Subordinated Notes, as applicable.

Future Principal Payments

As of June 30, 2006, aggregate future principal payments of long-term debt were zero in 2006 and 2007, $32.0 million in 2008, and $401.9 million in 2009, consisting of $200.0 million in principal and $201.9 million of accrued non-cash interest, with no payments due thereafter. The weighted average interest rate applicable to our outstanding borrowings under the Revolving Facility and Subordinated Notes was 14.24% as of June 30, 2006 and 13.53% as of December 31, 2005.

Commitments and Contingencies

Our customer contracts generally span multiple periods, which result in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $40.1 million in year 2006; $37.8 million in year 2007; $7.5 million in year 2008; and $89.5 million thereafter. Should we not meet the minimum spending levels in any given term, decreasing termination liabilities representing a percentage of the remaining contracted amount may become immediately due and payable. Furthermore, certain of these termination liabilities are subject to reduction should we experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if we had terminated all of these agreements as of June 30, 2006, the maximum liability would have been $174.9 million.

We are subject to various legal proceedings and other actions in the normal course of business. While the results of such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on our financial position, results of operations, or cash flows.

We have employment agreements with key executive officers that contain provisions with regard to base salary, bonus, stock-based compensation, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk, such as letters of credit, indemnifications and operating leases, which are not reflected in our consolidated balance sheets. The agreements associated with such guarantees and financial instruments mature at various dates through July 2017 and may be renewed as circumstances warrant. As of June 30, 2006, we had $9.6 million in letters of credit pledged as collateral to support various property and equipment leases and utilities. In addition, certain of the operating leases assumed by us in the CWA asset acquisition were collateralized by Cable & Wireless plc with letters of credit and guarantees. Such collateral remained in place following the acquisition and we agreed to reimburse Cable & Wireless plc for any payments made under the collateral. Such collateral totals $2.1 million and will be replaced by us on or before July 2007. Our financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In our past experience, no claims have been made against these financial instruments nor do we expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, we determined such financial instruments did not have significant value and have not recorded any related amounts in our condensed consolidated financial statements.

The following table presents our undiscounted contractual cash obligations as of June 30, 2006 (dollars in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt (1)	$433,893	$—	$32,000	$401,893	$—
Asset retirement obligations	46,859	428	4,480	17,665	24,286
Operating leases	362,980	28,460	108,727	91,459	134,334
Capital lease obligations (2)	165,168	7,148	25,521	23,407	109,092
Financing method lease obligation (3)	77,969	1,819	8,948	9,402	57,800
Unconditional purchase obligations	182,852	43,652	47,485	14,300	77,415

Total contractual cash obligations	$1,269,721	$81,507	$227,161	$558,126	$402,927

(1)	Includes interest accrued of $201.9 million over the remaining life of the long-term debt.
(2)	Includes interest payments of $99.7 million over the remaining life of the obligation.
(3)	Represents interest payments over the remaining life of the obligation and a deferred gain of $50.6 million that will be recognized at the end of the lease term in June 2021 in accordance with sale-leaseback accounting rules for real estate.

CRITICAL ACCOUNTING POLICIES

Share-Based Payments

As of June 30, 2006, we had two share-based compensation plans – the 2003 Plan and the 1999 Stock Option Plan, as amended (the 1999 Plan), collectively referred to herein as the Plans. The Plans provide for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights and cash awards. Any of these awards may be granted as incentives to reward and encourage individual contributions to our company. As of June 30, 2006, the Plans had 9.1 million shares authorized for grants of options or other share-based instruments. On July 6, 2006, the compensation committee of the Board of Directors increased such number to 12.1 million shares, subject to stockholder approval of such increase. Stock options generally expire 10 years from the date of the grant and vest over four years. Restricted stock awards granted to non-employee directors have graded vesting over three years. Restricted stock units granted to certain employees have included performance features and graded vesting expected over periods up to four years. Restricted preferred units granted to certain executives have graded vesting over four years.

We recognize compensation expense over the vesting period for share-based awards. We recognized total non-cash stock-based compensation costs of $2.8 million and $4.6 million for unvested awards during the three and six months ended June 30, 2006, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2005, respectively. The majority of these amounts were reflected in selling, general and administrative expenses in our condensed consolidated statements of operations, with the remainder included in cost of revenue. As of June 30, 2006, we had $50.2 million of unrecognized compensation cost related to unvested stock-based compensation that is expected to be ultimately recognized, which includes 1.1 million restricted stock units, approximately 0.1 million shares of restricted common stock, 0.5 million stock options that have a weighted average exercise price of $18.47 per share, and restricted preferred units for 1.3 million common shares that have a weighted average exercise price of $8.51 per common share. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.3 years.

Prior to January 1, 2006, we accounted for share-based awards under those plans using the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation.” As such, we only recognized compensation cost for share-based awards to the extent such awards were issued with an exercise price below the fair market value of our common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified-prospective transition method. Under such method, compensation cost recognized in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2006 includes a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated for the adoption of SFAS 123(R).

As a result of adopting SFAS 123(R) on January 1, 2006, our net loss for the three and six months ended June 30, 2006 was $0.5 million and $0.6 million higher, respectively, and basic and diluted loss per common share was $0.04 and $0.05 higher, respectively, than if we had continued to account for share-based awards under APB 25 and follow the disclosure provisions only of SFAS 123. Prior to and after the adoption of SFAS 123(R), we have not realized the tax benefits of deductions resulting from the exercise of share-based awards due to our history of net operating losses.

In addition, in December 2005, prior to the adoption of SFAS 123(R), the compensation committee of our Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $11.25 per share previously awarded to employees, including certain executive officers and non-employee directors, under the Plans. The acceleration of vesting was effective for stock options outstanding as of December 13, 2005. Options to purchase approximately 1.4 million shares of common stock, including approximately 0.4 million options held by executive officers and approximately 0.1 million options held by non-employee directors, were subject to the acceleration, which resulted in 92% of our outstanding options being vested. The purpose of the acceleration was to enable us to minimize the amount of compensation expense recognized in association with these options in our consolidated statements of operations upon adoption of SFAS 123(R). We believe that the aggregate future expense that was eliminated as a result of the acceleration of the vesting of these options was approximately $11.2 million. We also believed that because the options that were accelerated had exercise prices in excess of the market value of our common stock on the date of acceleration, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.

Other Critical Accounting Policies

While all of the significant accounting policies described in the notes to the condensed consolidated financial statements contained elsewhere herein are important, some of these policies may be viewed as being critical. Such policies are those that are most important to the portrayal of our financial condition and require our most difficult, subjective or complex estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and assumptions. For further information regarding the application of these and other accounting policies, see Note 2 of Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Part II, Item 7 of the 2005 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are subject to market risks arising from changes in interest rates that affect our variable rate debt. As of June 30, 2006, we had $32.0 million outstanding under our Revolving Facility. Amounts borrowed under the Revolving Facility bear interest at LIBOR rates plus an applicable margin. Interest expense on amounts borrowed fluctuates as LIBOR rates fluctuate. The interest rate on our variable rate debt as of June 30, 2006, was 7.67%. A hypothetical increase in the interest rate on our variable rate by 1% would increase annual interest expense by approximately $0.3 million. The change in interest rates is based on hypothetical movements and is not necessarily indicative of the actual results that may occur. Future earnings or losses will be affected by actual fluctuations in interest rates.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2006, that materially affected or is reasonably likely to materially affect the internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment. You should also refer to the other information in this filing, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are those that we currently believe may materially affect our Company. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our Company.

Risks Related to Our Business

A material reduction in revenue from our largest customer, who represented 15% of our revenues in 2005 and 12% of our revenues in the first six months of 2006, could harm our financial results to the extent not offset by cost reductions or new customers.

Together, Reuters and Telerate, which was acquired by Reuters in 2005, accounted for $100.5 million, or 15%, of our revenue in 2005 compared to $122.0 million, or 20%, of our revenue in 2004, and $45.2 million, or 12%, of our revenue for the first six months of 2006 compared to $52.2 million, or 16%, of our revenue in the first six months of 2005. This reduction was primarily due to reduced pricing for certain of our services and the elimination of minimum revenue commitments based on the terms of a new three-year Master Services Agreement with Reuters that we entered into in May 2005. Under the new agreement, Reuters no longer has any obligation to purchase a minimum amount of our services. In addition, Reuters, which now owns Telerate, may reduce the services that we provide under our contract with Telerate. Accordingly, there are no assurances that Reuters will continue to buy services from our company. Furthermore, given Reuters’ acquisition of Telerate, we anticipate that Reuters will continue to drive synergies in its operations, including the costs it pays to purchase products and services, which may result in a decline in the level of services it purchases from us. The loss of this customer or a significant group of our other customers, or a considerable reduction in the amount of our services that Reuters purchases or a significant group of our customers purchase, could materially reduce our revenues which, to the extent not offset by cost reductions or new customer additions, could materially reduce our cash flows and financial position. This may limit our ability to raise capital or fund our operations, working capital needs and capital expenditures in the future.

We have a history of net losses and we expect to continue to incur net losses.

We incurred a net loss of $23.5 million for the six months ended June 30, 2006, $69.1 million in fiscal year 2005, and $148.8 million in fiscal year 2004. We had positive cash flows from operating activities of $40.1 million for the six months ended June 30, 2006, $62.9 million in fiscal year 2005, and negative cash flows from operations of $26.8 million in fiscal year 2004. We may also have fluctuations in revenues, expenses and losses due to a number of factors including the following:

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

Accordingly, our results of operations for any period may not be comparable to the results of operations for any other period and should not be relied upon as indications of future performance.

We have experienced revenue losses from reductions in services by customers, price reductions on services and customer turnover in the past and may continue to do so in the future. If we continue to experience such revenue loss without a corresponding growth in new customers or services, our revenues would decrease.

Revenue loss occurs for several reasons, such as individual site reductions in customer networks, price reductions, voluntary termination by customers who choose to switch to a competing service and termination for nonpayment of bills or abuse of the network. While our experience in fiscal year 2005 and the six months ended June 30, 2006, has been of market pricing stabilizing in some of the services we offer and in some cases increasing, we have experienced revenue loss in the past and, as our customer base grows, these revenue losses may recur. If, in the future, we were to lose a large number of customers without signing contracts with new customers, our revenues would decrease.

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

Our failure to meet performance standards under our agreements could result in our customers terminating their relationship with us or our customers being entitled to receive financial compensation which could lead to reduced revenues.

Our agreements with our customers contain various guarantees regarding our performance and our levels of service. If we fail to provide the levels of service or performance required by our agreements, our customers may be able to receive service credits for their accounts and other financial compensation, as well as terminate their relationship with us. In addition, any inability to meet our service level commitments or other performance standards could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.

We depend on a number of third party providers, and the loss of or problems with one or more of these providers may impede our growth or cause us to lose customers.

We are dependent on third party providers to supply services. For example, we lease equipment from equipment providers and we lease bandwidth capacity from telecommunications network providers in the quantities and quality we require. While we have entered into various agreements for equipment and carrier line capacity, any failure to obtain additional equipment or capacity, if required, would impede the growth of our business and cause our financial results to suffer. In addition, our customers that use the equipment we lease or the services of these telecommunication providers may in the future experience difficulties due to failures unrelated to our systems. If, for any reason, these providers fail to provide the required services to our customers or suffer other failures, we may incur financial losses and our customers may lose confidence in our company, and we may not be able to retain these customers.

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

We are highly leveraged. As of June 30, 2006, the total principal amount of our debt, including capital and financing method lease obligations, was $389.5 million. We expect our interest expense to be approximately $67 million and $74 million in 2006 and 2007, respectively, under our current financing. In February 2004, we issued $200.0 million in Series A Subordinated Notes that accrued interest at the rate of 12.5% per annum until February 3, 2005, and thereafter at 15% per annum in order to finance our acquisition of the assets of Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc., or collectively CWA, and to provide ongoing funding to its operations and capital expenditures. Interest on the notes accrues on a non-cash basis and is payable semi-annually in additional Series A Subordinated Notes. The notes are due on January 30, 2009. Our senior credit facility and capital lease obligations require monthly and quarterly cash payments for interest. Our senior credit facility matures in 2008 and our capital and financing lease obligations have maturities ranging from three to fifteen years. Our level of indebtedness increases the possibility that we may not generate cash sufficient to pay, when due, the outstanding amount of our indebtedness. If we do not have sufficient cash available to repay our debt obligations when they mature, we will have to refinance such obligations, and there can be no assurance that we will be successful in such refinancing or that the terms of any refinancing will be acceptable to us. The amount of our debt also means that we will need to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, reducing the funds available for operations, working capital, capital expenditures, acquisitions, and general corporate or other purposes. Through fiscal 2008, a substantial portion of our debt and interest costs are non-cash pay but payment will become due beginning in 2009 and will total approximately $401.9 million. Our cash debt service obligation for our existing debt as of June 30, 2006, is approximately $14 million and $15 million in 2006 and 2007, respectively.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

If we do not have sufficient cash flow from our operations, we may need to raise additional funds through equity or debt financings in order to meet our operating and capital needs. We may not be able to secure additional debt or equity financing on favorable terms, or at all, at the time when we need such funding. If we are unable to raise additional funds, we may not be able to pursue our growth strategy and our business could suffer. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. In addition, any debt financing that we may secure in the future could have restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, if we decide to raise funds through debt or convertible debt financings, we may be unable to meet our interest or principal payments.

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

Failures in our products or services, including our network and colocation services, could disrupt our ability to provide services, increase our capital costs, result in a loss of customers or otherwise negatively affect our business.

Our ability to implement our business plan successfully depends upon our ability to provide high quality, reliable services. Interruptions in our ability to provide our services to our customers or failures in our products or services, through the occurrence of a natural disaster or other unanticipated problem, could adversely affect our business and reputation. For example, problems at one or more of our data center facilities could result in service interruptions or failures or could cause significant equipment damage. In addition, our network could be subject to unauthorized access, computer viruses, and other disruptive problems caused by customers, employees, or others. Unauthorized access, computer viruses or other disruptive problems could lead to interruptions, delays or cessation of service to our customers. Unauthorized access could also potentially jeopardize the security of confidential information of our customers or our customers’ end-users, which might expose us to liability from customers and the government agencies that regulate us as well as also deter potential customers from purchasing our services. Any internal or external breach in our network could severely harm our business and result in costly litigation and potential liability for us. Although we attempt to limit these risks contractually, there can be no assurance that we will limit the risk and not incur financial penalties. To the extent our customers demand that we accept unlimited liability and to the extent there is a competitive trend to accept it, such a trend could affect our ability to retain these limitations in our contracts at the risk of losing the business. In addition, we may be unable to implement disaster recovery or security measures in a timely manner or, if and when implemented, these measures may not be sufficient or could be circumvented through the reoccurrence of a natural disaster or other unanticipated problem, or as a result of accidental or intentional actions. Resolving network failures or alleviating security problems may also require interruptions, delays or cessation of service to our customers. Accordingly, failures in our products and services, including problems at our data centers, network interruptions or breaches of security on our network may result in significant liability, a loss of customers and damage to our reputation.

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

For the six months ended June 30, 2006, 17% of our total revenue was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

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

We enter into peering agreements with Internet Service Providers that allow us to access the Internet and exchange traffic with these providers. Previously, many providers agreed to exchange traffic without charging each other. Recently, however, many providers that previously offered peering have reduced peering relationships or are seeking to impose charges for transit. For example, several network operators with large numbers of individual users claim that they should be able to charge network operators and businesses that send traffic to those users. Increases in costs associated with Internet and exchange traffic could have an adverse effect on our business. If we are not able to maintain our peering relationships on favorable terms, we may not be able to provide our customers with affordable services, which would adversely affect our results from operations.

New technologies could displace our services or render them obsolete.

New technologies or industry standards have the potential to replace or provide lower cost alternatives to our Internet access services, data networking and hosting services. The adoption of such new technologies or industry standards could render our technology and services obsolete or unmarketable or require us to incur significant capital expenditures to expand and upgrade our technology to meet new standards. We cannot guarantee that we will be able to identify new service opportunities successfully, or if identified, be able to develop and bring new products and services to market in a timely and cost-effective manner. In addition, we cannot guarantee that services or technologies developed by others will not render our current and future services non-competitive or obsolete or that our current and future services will achieve or sustain market acceptance or be able to address effectively the compatibility and interoperability issues raised by technological changes or new industry standards. If we fail to anticipate the emergence of, or obtain access to a new technology or industry standard, we may incur increased costs if we seek to use those technologies and standards, or our competitors that use such technologies and standards may use them more cost-effectively than we do.

The data networking and Internet access industries are highly regulated in many of the countries in which we currently operate or plan to provide services, which could restrict our ability to conduct business in the United States and internationally.

We are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions. Future regulatory, judicial and legislative changes may have a material adverse effect on our ability to deliver services within various jurisdictions. For example, the European Union will enact a data retention scheme that will include certain IP data that could have an impact on our operations in Europe. Moreover, national regulatory frameworks that are consistent with the policies and requirements of the World Trade Organization have only recently been, or are still being, put in place in many countries. Accordingly, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market. As a result, in these markets we may encounter more protracted and difficult procedures to obtain licenses and negotiate interconnection agreements.

Within the United States, the U.S. government continues to evaluate the data networking and Internet access industries. The Federal Communications Commission, or FCC, has a number of on-going proceedings that could impact our ability to provide services. For example, the FCC has determined that the Communications Assistance for Law Enforcement Act applies to broadband access providers. Such regulations and policies may complicate our efforts to provide services in the future. Our operations are dependent on licenses and authorizations from governmental authorities in most of the foreign jurisdictions in which we operate or plan to operate and, with respect to a limited number of our services, in the United States. These licenses and authorizations generally will contain clauses pursuant to which we may be fined or our license may be revoked on short notice. Consequently, we may not be able to obtain or retain the licenses necessary for our operations.

Risks Related to Our Common Stock

We are controlled by parties whose interests may not be aligned with yours.

Investment partnerships sponsored by Welsh, Carson, Anderson & Stowe (Welsh Carson) own approximately 56% of our outstanding voting stock as of June 30, 2006, and hold approximately $166.1 million of our Series A Subordinated Notes as of June 30, 2006. In addition, these investment partnerships currently have the right to appoint half of the members of our Board of Directors pursuant to an Investors Rights Agreement among us and certain of our stockholders. Furthermore, the Series A Subordinated Notes contain provisions relating to a change of control of our company. These factors, among others, could result in decisions concerning our operations or financial structure that may present conflicts of interest between Welsh Carson and its affiliates and our other common stockholders.

Sales of a significant amount of our common stock in the public market could reduce our stock price and impair our ability to raise funds in new stock offerings.

We have approximately 50.8 million shares of common stock outstanding as of June 30, 2006. In addition, as of June 30, 2006, we have approximately 0.4 million shares of common stock issuable pursuant to the exercise of outstanding warrants. The holders of 42.1 million shares of our common stock and warrants are also entitled to certain registration rights. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline. Those sales also might make it more difficult for us to sell equity and equity-related securities in the future at a time and at a price that we consider appropriate.

Our stock price is subject to significant volatility.

Since June 2005 until the present, the price per share of our common stock has ranged from a high of $32.59 per share to a low of $7.80 per share. Our stock price has been and may continue to be subject to significant volatility due to sales of our securities by significant shareholders and the other risks and uncertainties described in this report. The price of our common stock may also fluctuate due to conditions in the technology industry or in the financial markets generally.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 6, 2006, we implemented a one-for-fifteen reverse split of our outstanding common stock by filing an amendment to our amended and restated certificate of incorporation. In lieu of issuing fractional shares of common stock in the reverse stock split, we caused the transfer agent for our common stock to aggregate the fractional shares and sell in the open market 497 shares of common stock for a total offering price of approximately $11,789. The sale was consummated in June 2006 in accordance with the exemption provided by Rule 236 promulgated under the Securities Act of 1933, as amended. The net proceeds of the sale are being remitted to the stockholders who would otherwise have been entitled to receive fractional shares in the reverse stock split. We did not receive any of the proceeds from the sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our annual meeting of shareholders held on April 25, 2006, the following matters were voted on:

1.	Election of eleven directors to the Board of Directors

	For	Withheld
John D. Clark	31,140,093	289,021
John M. Finlayson	31,087,693	341,421
Clifford H. Friedman	31,139,553	289,561
Clyde A. Heintzelman	31,089,646	339,468
Philip J. Koen	31,092,425	336,690
Thomas E. McInerney	31,039,814	389,300
James E. Ousley	31,270,612	158,502
James P. Pellow	31,368,449	60,665
Jeffrey H. Von Deylen	31,039,601	389,513
David A. Walsh	31,366,906	62,208
Patrick J. Welsh	31,038,074	391,040

2.	Authorize our Board of Directors, in their discretion, to amend our certificate of incorporation to effect a 1-for-15 reverse stock split.

For	Against	Abstain	Broker Non-Votes
31,126,615	285,983	16,516	0

3.	Authorize our Board of Directors, in their discretion, to amend our certificate of incorporation to effect a 1-for-20 reverse stock split.

For	Against	Abstain	Broker Non-Votes
31,110,020	302,994	16,101	0

4.	Approve our Amended and Restated 2003 Incentive Compensation Plan.

For	Against	Abstain	Broker Non-Votes
26,444,022	548,430	18,038	4,418,624

5.	Ratify the appointment of Ernst & Young, LLP as our independent registered public accounting firm for the year ending December 31, 2006.

For	Against	Abstain
31,406,381	11,823	10,911

On May 10, 2006, the holders of shares of our capital stock representing a majority of our then outstanding voting power by written consent without a meeting authorized the issuance of 37,417,347 shares of common stock in exchange for all of the issued and outstanding shares of our Series A Preferred Stock. This stockholder written consent was signed by the holders of 3,936,598 of the 12,957,599 outstanding shares of our common stock as of May 10, 2006 (Record Date), and by the holders of 194,202 of the 202,490 outstanding shares of our Series A Convertible Preferred Stock as of the Record Date, representing an aggregate of 31,315,633 votes.

ITEM 5. OTHER INFORMATION.

On July 27, 2006, we filed a Certificate of Elimination with the Secretary of State of the State of Delaware effecting an elimination of the Certificate of Designations relating to our Series A Convertible Preferred Stock, a copy of which is attached hereto as Exhibit 4.8 and incorporated herein by reference.

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit Index Number	Exhibit Description	Filed with the Form 10-Q	Incorporated by Reference
			Form	Filing Date with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1	November 12, 1999	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	January 31, 2000	3.2

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 14, 2002	3.3

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 13, 2004	3.4

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 5, 2005	3.5

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant		8-K	June 7, 2006	3.1

3.7	Amended and Restated Bylaws of the Registrant		10-Q	May 15, 2003	3.4

4.1	Form of Common Stock Certificate		S-1/A	January 31, 2000	4.1

4.2	Certificate of Designations relating to the Registrant’s Series A Convertible Preferred Stock		8-K	March 27, 2002	4.2

4.3+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital II, L.P.		8-K	July 8, 2002	4.7

4.4+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to Constellation Venture Capital Offshore II, L.P.		8-K	July 8, 2002	4.8

4.5+	Warrant, dated June 28, 2002, to purchase the Registrant’s common stock issued to The BSC Employee Fund IV, L.P.		8-K	July 8, 2002	4.9

4.6+	Warrant, dated, June 28, 2002, to purchase the Registrant’s common stock issued to CVC II Partners, L.L.C.		8-K	July 8, 2002	4.10

4.7	Form of Series A Subordinated Note		8-K	February 25, 2004	4.12

4.8	Certificate of Elimination relating to the Registrant’s Series A Convertible Preferred Stock	X

10.1	Exchange and Recapitalization Agreement, dated as of May 10, 2006, among the Registrant and the holders of its Series A Convertible Preferred Stock.		8-K	May 15, 2006	10.1

10.2	Amendment No. 2, dated as of May 10, 2006, to the Investors Rights Agreement, among the Registrant, Welsh, Carson, Andersen & Stowe VIII, L.P., and the other investors named therein.		8-K	July 5, 2006	10.1

10.3*	Amendment to Employment Agreement dated as of May 31, 2006, between Jonathan C. Crane and Registrant.	X

10.4	Consent and Amendment No. 2 to Credit Agreement dated June 30, 2006, between SAVVIS Communications Corporation (“SAVVIS”), the Registrant, Wells Fargo Foothill and the other lenders party to the Credit Agreement.	X

10.5++	Amended and Restated Lease Agreement dated June 30, 2006, between SAVVIS and Digital Centreport, L.P.	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

++	A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.
*	Compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVVIS, Inc.

Date: July 31, 2006	By:	/s/ Philip J. Koen
Philip J. Koen
Chief Executive Officer
(principal executive officer)

Date: July 31, 2006	By:	/s/ Jeffrey H. Von Deylen
Jeffrey H. Von Deylen
Chief Financial Officer
(principal financial officer and
principal accounting officer)