Form 10-Q
period 2006-09-30
SAVVIS, Inc.
filed 2006-11-01
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Common stock, $0.01 Par Value – 51,347,514 shares as of October 27, 2006

The listing of Exhibits is presented on page 38.

SAVVIS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SAVVIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$78,149	$61,166
Trade accounts receivable, less allowance for credits and uncollectibles of $10,237 and $9,995 as of September 30, 2006 and December 31, 2005, respectively	44,156	51,601
Prepaid expenses and other current assets	24,258	16,126

Total Current Assets	146,563	128,893
Property and equipment, net	277,296	261,225
Intangible assets, net	5,030	8,531
Other non-current assets	13,540	10,997

Total Assets	$442,429	$409,646

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Payables and other trade accruals	$45,430	$46,398
Current portion of capital and financing method lease obligations	2,597	596
Other accrued liabilities	82,382	78,697

Total Current Liabilities	130,409	125,691
Long-term debt	255,846	275,259
Capital and financing method lease obligations, net of current portion	113,152	59,890
Other accrued liabilities	84,697	80,815

Total Liabilities	584,104	541,655

Stockholders’ Deficit:
Series A Convertible Preferred stock at accreted value; $0.01 par value, 210,000 shares authorized as of December 31, 2005; and 202,490 shares outstanding as of December 31, 2005	—	305,173
Common stock; $0.01 par value, 1,500,000,000 shares authorized; 51,238,964 and 12,089,852 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	512	1,813
Additional paid-in capital	687,895	353,836
Accumulated deficit	(827,651)	(790,534)
Accumulated other comprehensive loss	(2,431)	(2,297)

Total Stockholders’ Deficit	(141,675)	(132,009)

Total Liabilities and Stockholders’ Deficit	$442,429	$409,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$193,748	$166,127	$563,300	$495,499

Operating Expenses:
Cost of revenue (including non-cash equity-based compensation expense of $1,345, $101, $1,776, and $149)(1)	116,484	107,017	346,555	324,772
Sales, general, and administrative expenses (including non-cash equity-based compensation expense of $6,528, $427, $10,708, and $647)	52,372	37,734	142,551	114,554
Depreciation, amortization, and accretion	20,807	19,066	60,370	56,600
Restructuring charges, net	—	—	—	3,340
Integration costs	—	—	—	2,745

Total Operating Expenses	189,663	163,817	549,476	502,011

Income (Loss) from Operations	4,085	2,310	13,824	(6,512)
Net interest expense and other	17,663	16,041	50,941	49,436

Net Loss	(13,578)	(13,731)	(37,117)	(55,948)
Accreted and deemed dividends on Series A Convertible Preferred stock(2)	—	10,572	262,810	30,839

Net Loss Attributable to Common Stockholders	$(13,578)	$(24,303)	$(299,927)	$(86,787)

Basic and Diluted Loss Per Common Share	$(0.27)	$(2.01)	$(11.68)	$(7.20)

Weighted Average Common Shares Outstanding(3)	50,994,700	12,082,279	25,681,868	12,050,760

(1)	Excludes depreciation, amortization, and accretion, which is reported separately.
(2)	Includes $240.1 million of deemed dividends for the nine months ended September 30, 2006 incurred in connection with the exchange of Series A Convertible Preferred stock for common stock on June 30, 2006.
(3)	Includes 37,417,347 shares of common stock issued on June 30, 2006 in exchange for Series A Convertible Preferred stock. All common share information included herein reflects the one-for-fifteen reverse stock split that occurred on June 6, 2006. As the effects of including the incremental shares associated with options, warrants, unvested restricted stock and restricted stock units, and Series A Convertible Preferred stock are antidilutive, they are not included in diluted weighted average common shares outstanding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating Activities:
Net loss	$(37,117)	$(55,948)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	60,370	56,600
Non-cash portion of restructuring charges	—	(2,365)
Non-cash equity-based compensation	12,484	796
Accrued interest	39,840	36,094
Write-off of deferred financing costs	—	2,666
Loss on disposal on fixed assets	306	—
Net changes in operating assets and liabilities:
Trade accounts receivable	6,346	(3,820)
Prepaid expenses and other current assets	(4,925)	(3,032)
Other non-current assets	(3,266)	(3,284)
Payables and other trade accruals	(1,495)	2,164
Other accrued liabilities	5,179	1,718

Net cash provided by operating activities	77,722	31,589

Investing Activities:
Payments for capital expenditures	(51,293)	(35,795)
Payment for purchase of data center buildings	(13,817)	—
Other investing activities	124	(600)

Net cash used in investing activities	(64,986)	(36,395)

Financing Activities:
Proceeds from borrowings on revolving credit facility	—	58,000
Proceeds from financing method lease obligation	50,600	—
Proceeds from stock option exercises	16,094	693
Principal payments under revolving credit facility	(58,000)	—
Payments under capital lease obligations	(2,248)	(53,807)
Other financing activities	(1,405)	(3,906)

Net cash provided by financing activities	5,041	980

Effect of exchange rate changes on cash and cash equivalents	(794)	(753)

Net increase (decrease) in cash and cash equivalents	16,983	(4,579)
Cash and cash equivalents, beginning of period	61,166	55,369

Cash and cash equivalents, end of period	$78,149	$50,790

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$11,667	$11,054

Non-cash Investing and Financing Activities:
Accreted and deemed dividends on Series A Convertible Preferred stock (see Note 10)	$262,810	$30,839

Assets acquired and obligations incurred under capital leases (see Notes 3 and 6)	$6,613	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(dollars in thousands)

	Number of Shares Outstanding (1)		Series A Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Series A Convertible Preferred Stock	Common Stock
Balance at December 31, 2005	202,490	12,089,852	$305,173	$1,813	$353,836	$(790,534)	$(2,297)	$(132,009)
Net loss	—	—	—	—	—	(37,117)	—	(37,117)
Foreign currency translation Adjustments	—	—	—	—	—	—	(134)	(134)
Deemed dividends on, beneficial conversion feature of, and conversion of Series A Convertible Preferred stock to common stock, net	(202,490)	37,417,347	(305,173)	(1,481)	305,661	—	—	(993)
Issuance of common stock upon exercise of stock options	—	1,305,144	—	150	15,944	—	—	16,094
Issuance of common stock upon exercise of warrants	—	416,621	—	29	(29)	—	—	—
Issuance of restricted stock	—	10,000	—	1	(1)	—	—	—
Recognition of deferred compensation costs	—	—	—	—	11,788	—	—	11,788
Recognition of stock option modification costs	—	—	—	—	696	—	—	696

Balance at September 30, 2006	—	51,238,964	$—	$512	$687,895	$(827,651)	$(2,431)	$(141,675)

(1)	All common share information included herein reflects the one-for-fifteen reverse stock split that occurred on June 6, 2006.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, under the rules and regulations of the U.S. Securities and Exchange Commission (the SEC), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2005. Such audited financial statements are included in the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the July 25, 2006 Form 8-K.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. All intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from such estimates and assumptions. Estimates used in the Company’s condensed consolidated financial statements include, among others, accruals for commercial disputes and billing errors by vendors, allowance for credits and uncollectibles, valuation of the Subordinated Notes and warrants, valuation of the fair value of certain liabilities assumed in an acquisition in 2004, and the valuation of long-lived assets. In addition, certain amounts from prior years have been reclassified to conform to the current year presentation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition and Allowance for Credits and Uncollectibles

The Company derives the majority of its revenue from recurring revenue streams, consisting primarily of hosting, managed IP VPN, other network services, and digital content services. Revenue is recognized only when the related service has been provided, there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection is reasonably assured. Installation fees, although generally billed upon installation, are deferred and recognized ratably over the estimated average life of a customer contract.

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

Share-Based Payments

As of September 30, 2006, the Company had two share-based compensation plans – the Amended and Restated 2003 Incentive Compensation Plan (the 2003 Plan) and the 1999 Stock Option Plan, as amended (the 1999 Plan), collectively referred to herein as the Plans. The Plans provide for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights and cash awards. Any of these awards may be granted as incentives to reward and encourage individual contributions to the Company. On July 6, 2006, the compensation committee of the Board of Directors increased the shares authorized under the Plans by 3 million shares, subject to stockholder approval. As of September 30, 2006 and with such increase, the Plans had 12.1 million shares authorized for grants of share-based instruments. Stock options generally expire 10 years from the date of the grant and have graded vesting over four years. Restricted stock awards granted to non-employee directors have graded vesting over three years. Restricted stock units granted to certain employees have included performance features and graded vesting expected over periods up to four years. Restricted preferred units granted to certain executives have graded vesting over four years.

The Company recognizes compensation expense over the vesting period for share-based awards. The Company recognized total non-cash stock-based compensation expense of $7.9 million and $12.5 million during the three and nine months ended September 30, 2006, respectively, and $0.5 million and $0.8 million for the three and nine months ended September 30, 2005, respectively (see Note 10). The majority of these amounts were reflected in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations, with the remainder included in cost of revenue. As of September 30, 2006, the Company had $112.0 million of unrecognized compensation cost related to unvested stock-based compensation that is expected to be ultimately recognized, which includes 1.1 million restricted stock units, approximately 0.1 million shares of restricted common stock, 3.9 million stock options that have a weighted average exercise price of $28.07 per share, and restricted preferred units for 1.3 million common shares that have a weighted average exercise price of $8.37 per common share. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.5 years.

Prior to January 1, 2006, the Company accounted for share-based awards under the Plans using the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation.” As such, the Company only recognized compensation cost for share-based awards to the extent such awards were issued with an exercise price below the fair market value of the Company’s common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified-prospective transition method. Under such method, compensation cost recognized in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2006 includes a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated for the adoption of SFAS 123(R).

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the three and nine months ended September 30, 2006 was $4.8 million and $5.4 million higher, respectively, and basic and diluted loss per common share was $0.09 and $0.21 higher, respectively, than if the Company had continued to account for share-based awards under APB 25 and follow the disclosure provisions only of SFAS 123. Prior to and after the adoption of SFAS 123(R), the Company has not realized the tax benefits of deductions resulting from the exercise of share-based awards due to the Company’s history of net operating losses.

The following table presents the effect on net loss and net loss per common share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock options granted under the Company’s share-based compensation plans. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense on a straight-line basis over the options’ vesting periods.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss attributable to common stockholders, as reported	$(24,303)	$(86,787)
Adjusted for:
Stock-based compensation expense	125	375
Pro forma stock-based compensation expense	(1,593)	(5,015)

Pro forma net loss attributable to common stockholders	$(25,771)	$(91,427)

Basic and diluted net loss per common share:
As reported	$(2.01)	$(7.20)
Pro forma	$(2.13)	$(7.59)

The assumptions utilized in the determination of fair value for stock options and restricted preferred units in 2006, based on current and historical experience, were as follows: expected volatility of 88.7% to 99.9%; risk-free interest rates of 4.7% to 5.1%; expected option lives of 3 to 3.5 years, dividend yield of 0%, and contractual option lives of 10 years. Assumptions utilized in 2005, as applicable, were as follows: expected volatility of 107.3%; risk-free interest rate of 3.8%; expected option lives of 4.0 years; dividend yield of 0%; and contractual option lives of 10 years.

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

Income Taxes

Income taxes are accounted for using the asset and liability method, which provides for the establishment of deferred tax assets and liabilities for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes, applying the enacted statutory tax rates in effect for the years in which differences are expected to reverse. Valuation allowances are established when it is more likely than not the deferred tax assets will not be realized. The Company has provided a full valuation allowance on tax loss carryforwards and other potential tax benefits according to SFAS 109, “Accounting for Income Taxes,” because the future realization of the tax benefit is uncertain. As a result, to the extent that those benefits are realized in future periods, they will favorably impact net income. At September 30, 2006, the Company had approximately $460 million in net operating loss carryforwards scheduled to expire between 2009 and 2025. Approximately $253 million of these net operating loss carryforwards are subject to limitations imposed by Section 382 of the Internal Revenue Code. As a result, these limitations will effectively further restrict the use of the net operating losses that are subject to the provisions of Section 382, to approximately $4.6 million annually, for 20 years. The remaining $207 million of net operating loss carryforwards are not restricted in their use. Management believes that this provision, along with other provisions of the Internal Revenue Code, will limit the amount of net operating losses that the Company would be allowed to deduct against future U.S. taxable income over the U.S. statutory carryforward periods.

NOTE 3—PROPERTY AND EQUIPMENT

Communications and data center equipment, office equipment, and other equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives, which range from three to fifteen years. Facilities and leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease terms, which range from two to fifteen years. The following table presents property and equipment, by major category, as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Communications and data center equipment	$446,814	$408,300
Facilities and leasehold improvements	168,228	157,171
Office equipment and other	65,128	48,706

	680,170	614,177
Less accumulated depreciation and amortization	(402,874)	(352,952)

Property and equipment, net	$277,296	$261,225

On June 29, 2006, the Company purchased two buildings and an adjoining annex previously leased and used for one of its data centers for $13.8 million. On June 30, 2006, the Company relinquished title to the buildings, and the Company-owned leasehold improvements contained therein, for $50.6 million and subsequently entered into a fifteen year agreement to lease back such assets. The transaction was recorded as a financing method lease (see Note 6) and, as a result, the buildings and related leasehold improvements will remain in the Company’s financial statements through June 2021, the end of the lease term.

Depreciation expense was $17.6 million and $49.6 million for the three and nine months ended September 30, 2006, respectively, and $13.6 million and $39.9 million for the three and nine months ended September 30, 2005, respectively.

In 2006, the Company entered into six master capital lease agreements for the purchase of $6.6 million of communications, data center and other computer equipment. The cost of equipment and facilities held under capital lease was $130.6 million and $124.0 million as of September 30, 2006 and December 31, 2005, respectively. Accumulated amortization of such assets held under capital lease was $81.8 million and $77.7 million as of September 30, 2006 and December 31, 2005, respectively. Amortization expense for equipment and facilities held under capital lease was $0.9 million and $2.8 million for the three and nine months ended September 30, 2006, respectively, and $2.1 million and $6.3 million for the three and nine months ended September 30, 2005, respectively.

NOTE 4—INTANGIBLE ASSETS

The Company accounts for identified intangible assets acquired in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” and SFAS 141, “Business Combinations.” The Company’s intangible assets were acquired and, as such, were recorded at estimated fair value. Identifiable intangible assets primarily include customer relationships, trademarks, patents, and peering agreements. Useful lives of these specifically identified intangible assets are: three to four years for customer relationships; five years for trademarks; eleven to fifteen years for patents; and seven years for peering agreements.

The following table presents intangible assets as of September 30, 2006 and December 31, 2005:

	Weighted Average Amortization Period (in years)	Useful Lives (in years)	September 30, 2006	December 31, 2005
Customer relationships	3.4	3-4	$13,160	$13,160
Other intangible assets	6.7	5-15	5,550	5,550

Subtotal	4.4		18,710	18,710

Accumulated amortization:
Customer relationships			(11,431)	(8,638)
Other intangible assets			(2,249)	(1,541)

Total accumulated amortization			(13,680)	(10,179)

Intangible assets, net			$5,030	$8,531

Amortization expense for intangible assets was $1.0 million and $3.5 million for the three and nine months ended September 30, 2006, respectively, and $1.2 million and $3.7 million for the three and nine months ended September 30, 2005, respectively.

NOTE 5—LONG-TERM DEBT

The following table presents long-term debt as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Proceeds from issuance of the Subordinated Notes	$200,000	$200,000
Adjustment for the valuation of warrants issued for Series B Preferred (original issue discount)	(65,872)	(65,872)

Adjusted value of the Subordinated Notes	134,128	134,128
Accrued interest on the Subordinated Notes	89,844	60,867
Accretion of the original issue discount	31,874	22,264

Balance of the Subordinated Notes	255,846	217,259
Revolving Credit Facility	—	58,000

Total long-term debt	$255,846	$275,259

Revolving Credit Facility

On June 10, 2005, the Company and certain of its subsidiaries entered into a credit agreement with Wells Fargo Foothill, Inc., as arranger and administrative agent, and certain other lenders to provide the Company with an $85.0 million revolving credit facility (the Revolving Facility), which, as amended on June 30, 2006, includes a $20.0 million letter of credit facility. The Revolving Facility may be used for working capital and other general corporate purposes. The Revolving Facility matures, and all outstanding borrowings and unpaid interest are due, on December 9, 2008. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined by the Revolving Facility agreement. As of September 30, 2006, the $85.0 million Revolving Facility, giving effect to the outstanding letters of credit of $9.6 million (see Note 9), had unused availability of $75.4 million. The Company may terminate the Revolving Facility prior to maturity, provided that the Company pays a premium of 0.5% of the amount of the Revolving Facility if terminated prior to June 10, 2007 but no premium if terminated thereafter.

The Revolving Facility contains affirmative covenants, negative covenants, and financial covenants. The negative covenants place restrictions on, among other things, levels of investments, indebtedness, and dividend payments that the Company may make or incur. The financial covenants, which apply only if the Company maintains qualified cash and availability of less than $35.0 million, require the maintenance of certain financial measures at defined levels. Under the Revolving Facility, borrowings bear interest determined by a base LIBOR rate of one to six months plus an additional 2.75% to 3.25%, determined by certain financial measures, with a minimum interest rate at all times of 5.25%. As of September 30, 2006, the Revolving Facility carries an interest rate of 8.1% based on the one-month LIBOR. As of September 30, 2006, the one-month LIBOR was 5.35% and the additional interest spread above LIBOR was 2.75%, lowered from 3.00% during the first quarter of 2006, due to the Company’s achievement of certain financial measures. Interest is payable at varying dates, as outlined in the Revolving Facility agreement, generally every one to three months. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee. The Revolving Facility is secured by substantially all of the Company’s domestic properties and assets. The carrying amount of the Company’s obligations under the Revolving Facility approximates fair value because the interest rates are based on floating interest rates identified by reference to market rates.

Subordinated Notes

In February 2004, the Company issued $200.0 million of Subordinated Notes. The proceeds were used to fund the asset acquisition of Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc., together with the assets of certain of their affiliates (collectively, CWA), and related operational, working capital, and capital expenditure requirements. Debt issuance costs associated with the Subordinated Notes were $2.0 million, consisting of fees to the purchasers of the Subordinated Notes, and were capitalized in other non-current assets in the accompanying condensed consolidated balance sheets and are being amortized to interest expense using the effective interest method until maturity. The Subordinated Notes accrued interest based on a 365-day year at a rate of 12.5% per annum until February 3, 2005 and 15% per annum thereafter, payable semi-annually on June 30 and December 31 through the issuance of additional Subordinated Notes equal to the accrued interest payable at the time of settlement. Prior to January 29, 2008, the Company may redeem the Subordinated Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, plus a make-whole premium. The make-whole premium is equal to all remaining interest to be paid on the Subordinated Notes from the date of the redemption notice through January 30, 2008, discounted semi-annually at a rate equal to the treasury rate plus 0.5%, plus 1% of the principal amount of the Subordinated Notes. After January 30, 2008, the Company may redeem the Subordinated Notes, in whole but not in part, at a redemption price equal to 101% of the principal amount plus all accrued and unpaid interest. Upon a change of control, the holders of the Subordinated Notes have the right to require the Company to redeem any or all of the Subordinated Notes at a cash price equal to 100% of the principal amount of the Subordinated Notes, plus all accrued and unpaid interest as of the effective date of such change of control. The Subordinated Notes mature in a single installment on January 30, 2009. The outstanding principal and interest-to-date on the Subordinated Notes, excluding the original issue discount, was $286.7 million and $257.1 million as of September 30, 2006 and December 31, 2005, respectively.

Warrants exercisable for Series B Convertible Preferred Stock (the Series B Preferred) were issued with the Subordinated Notes and exercised shortly thereafter. The $200.0 million in proceeds from issuance were allocated between the Subordinated Notes and the warrants for Series B Preferred, based on their relative fair values, resulting in an original issue discount of $65.9 million. The allocated value of the Subordinated Notes at date of issuance, plus accrued interest on the face value and accreted interest on the original issue discount, are reflected as long-term debt in the accompanying condensed consolidated balance sheets. The fair value of the Series B Preferred was determined with the assistance of an independent third-party valuation firm, and the allocated fair value is reflected in additional paid-in capital in stockholders’ deficit in the accompanying consolidated balance sheets. The Series B Preferred were converted into common stock in December 2004 and were retired by the Company’s Board of Directors in December 2005.

Debt Covenants

The provisions of the Company’s Revolving Facility and Subordinated Notes contain a number of covenants including, but not limited to, restricting or limiting the Company’s ability to incur more debt, pay dividends, and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond the Company’s control. The breach of any of these covenants could result in a default under the Company’s debt agreements and could trigger acceleration of repayment. As of and during the nine months ended September 30, 2006 and the year ended December 31, 2005, the Company was in compliance with all covenants under the Revolving Facility and Subordinated Notes, as applicable.

Future Principal Payments

As of September 30, 2006, aggregate future principal payments of long-term debt were zero in each of the years 2006, 2007, and 2008, and were $401.9 million in 2009, consisting of $200.0 million in principal and $201.9 million of accrued non-cash interest, with no payments due thereafter. The weighted average interest rate applicable to the Company’s outstanding borrowings under the Revolving Facility and Subordinated Notes was 15.0% and 13.53% as of September 30, 2006 and December 31, 2005, respectively.

NOTE 6—CAPITAL AND FINANCING METHOD LEASE OBLIGATIONS

The following table presents future minimum lease payments due under capital leases as of September 30, 2006:

Capital Lease Obligations
Remainder of 2006	$3,676
2007	13,059
2008	12,668
2009	11,849
2010	11,643
Thereafter	109,091

Total capital lease obligations	161,986
Less amount representing interest	(96,997)
Less current portion	(2,597)

Capital lease obligations, net of current portion	$62,392

Financing Method Lease Obligation

On June 29, 2006, a wholly-owned subsidiary of the Company purchased a facility it previously leased for use as a data center for $13.8 million. On June 30, 2006, the Company relinquished title to the facility and certain Company-owned leasehold improvements and equipment located at the facility, having an aggregate net book value of $19.9 million, for $50.6 million. The Company’s net proceeds from these transactions, before expenses, were $36.8 million.

Concurrent with the closing of these transactions, the Company entered into a triple-net lease agreement to lease back the facility and equipment (the Lease) for fifteen years at an initial annual base rent of $4.3 million and annual escalation of 2.5%. The Lease agreement provides the Company with the option to renew the Lease up to three times for a period of five years each. The Company will be required to pay all of the costs associated with the operation of the facilities, including costs such as insurance, taxes and maintenance. The Lease imposes certain obligations on the Company and grants certain rights to the landlord in the event the Company defaults on the Lease. The Lease contains other customary representations, warranties, obligations, conditions, indemnification provisions, and termination provisions associated with leases of this nature.

As a result of the renewal provisions in the Lease agreement that are indicative of continuing involvement by the Company, the Lease qualifies as a financing method lease rather than a sale under sale-leaseback accounting for real estate. Accordingly, the Company recorded a financing method lease obligation of $50.6 million, equal to the proceeds received. The related assets and financing method lease obligation will be reflected in the Company’s accompanying condensed consolidated balance sheet until completion of the lease term, when they will be removed from the Company’s financial statements, and any remaining obligation will be recognized as a gain on sale of the facility and equipment. Future minimum lease payments due under the financing method lease obligation, as of September 30, 2006, were $1.1 million during the remainder of 2006, $4.4 million in 2007, $4.5 million in 2008, $4.6 million in 2009, $4.8 million in 2010 and $57.8 million thereafter, all of which represent interest using the effective interest method.

NOTE 7—OPERATING LEASES

The following table presents future minimum lease payments under operating leases as of September 30, 2006:

Remainder of 2006	$14,402
2007	56,693
2008	53,639
2009	46,748
2010	38,542
Thereafter	118,553

Total future minimum lease payments	$328,577

NOTE 8—OTHER ACCRUED LIABILITIES

The following table presents the components of other accrued liabilities as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Current other accrued liabilities:
Wages, employee benefits, and related taxes	$22,717	$23,190
Deferred revenue	18,398	15,775
Taxes payable	8,827	6,036
Acquired contractual obligations in excess of fair value and other	6,118	7,872
Accrued outside services	15,587	14,372
Other current liabilities	10,735	11,452

Total current other accrued liabilities	$82,382	$78,697

Non-current other accrued liabilities:
Deferred revenue	$22,068	$12,309
Acquired contractual obligations in excess of fair value and other	23,673	27,965
Asset retirement obligations	23,451	21,965
Other non-current liabilities	15,505	18,576

Total non-current other accrued liabilities	$84,697	$80,815

NOTE 9—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s customer contracts generally span multiple periods, which result in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $20.6 million, $46.4 million, $8.3 million, and $95.0 million in years 2006, 2007, 2008, and thereafter, respectively. Should the Company not meet the minimum spending requirements, decreasing termination liabilities, representing a percentage of the remaining contracted amount, may become immediately due and payable. Furthermore, certain of these termination liabilities are subject to reduction should the Company experience certain circumstances such as the loss of a major customer or loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if the Company had terminated all of these agreements as of September 30, 2006, the maximum liability would have been $170.3 million.

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

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as letters of credit, indemnifications and operating leases, which are not reflected in its consolidated balance sheets. The agreements associated with such guarantees and financial instruments mature at various dates through July 2017 and may be renewed as circumstances warrant. As of September 30, 2006, the Company had $9.6 million in letters of credit pledged as collateral to support various property and equipment leases and utilities. In addition, certain of the operating leases assumed by the Company in the CWA asset acquisition were collateralized by Cable & Wireless plc with letters of credit and guarantees. Such collateral remained in place following the acquisition, and the Company agreed to reimburse Cable & Wireless plc for any payments made under the collateral. Such collateral totals $2.1 million and will be replaced by the Company on or before July 2007. The Company’s financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In management’s past experience, no claims have been made against these financial instruments nor does management expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, the Company determined such financial instruments do not have significant value and has not recorded any related amounts in its condensed consolidated financial statements.

NOTE 10—STOCKHOLDERS’ EQUITY

The following table presents diluted common shares, on an as converted basis, as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Total common shares outstanding	51,238,964	12,089,852
Series A Preferred on an as converted basis	—	27,394,581
Warrants and options outstanding and unvested restricted stock units (treasury method)	2,655,027	1,259,921

Diluted common shares, on an as converted basis	53,893,991	40,744,354

Diluted common shares, on an as converted basis, presented above is for informational purposes and is not meant to represent the weighted average diluted shares used to calculate earnings per share.

Reverse Stock Split

On May 10, 2006, the Board of Directors of the Company declared a one-for-fifteen reverse stock split of the Company’s common stock. The record date for the reverse stock split was June 5, 2006, and on June 6, 2006, the reverse stock split was completed. Stockholders received cash in lieu of any fraction of a share that they would have otherwise been entitled to receive as a result of the reverse stock split. In connection with the reverse stock split, each fifteen shares of the Company’s issued and outstanding common stock was combined into one share of common stock. In addition, all exercise and conversion prices and the number of shares of common stock, preferred stock, warrants, stock options and other equity awards presented herein for current and prior periods have been adjusted to reflect the reverse stock split.

Preferred Stock

On May 10, 2006, the Company entered into an Exchange and Recapitalization Agreement (the Exchange Agreement) with the holders of its Series A Convertible Preferred Stock (the Series A Preferred) pursuant to which the holders agreed to exchange (the Exchange) their shares of Series A Preferred for an aggregate of 37.4 million shares of the Company’s common stock, including 8.4 million common shares in addition to the shares of common stock the Series A Preferred was then convertible into in accordance with their terms. On June 30, 2006, pursuant to the Exchange Agreement, all such common shares were issued to the holders of the Series A Preferred, in exchange for all shares of Series A Preferred. In connection with the Exchange, the Company recognized a deemed dividend on the Series A Preferred of $240.1 million, representing the difference between the fair market value of the shares issued in the Exchange and those convertible pursuant to the original conversion terms. The deemed dividend is included in the computation of net loss attributable to common stockholders in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2006. As of September 30, 2006, we had 51.2 million shares of common stock outstanding.

Investment funds related to Welsh, Carson, Anderson & Stowe (WCAS) held approximately 68% of the outstanding Series A Preferred. Three members of the Company’s board of directors are general partners of certain WCAS funds, represent WCAS on the Company’s board of directors and owned shares of Series A Preferred and participated in the Exchange. Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund IV, L.P. and CVC II Partners, L.L.C. (together, Constellation), held approximately 10% of the outstanding Series A Preferred, and MLT, LLC (formerly Moneyline Telerate Holdings, Inc.), who currently has one representative on the Company’s Board of Directors, held approximately 20% of the outstanding Series A Preferred. Constellation’s representative on the Company’s board of directors resigned effective July 14, 2006. Two of the Company’s executive officers hold restricted preferred units (RPUs) that entitled them to receive upon vesting of each RPU that number of shares of common stock that a holder of Series A Preferred would be entitled to receive. Accordingly, their RPUs were adjusted to give them the same benefits they would have received had they held Series A Preferred and participated in the Exchange.

The Exchange was approved by a special committee of the Board of Directors of the Company comprised of independent directors who were advised by independent, third-party financial advisors and legal counsel. The Exchange was also approved by the stockholders of the Company acting by written consent. WCAS, Constellation and MLT, who collectively hold more than a majority of the Company’s outstanding voting power, executed the written consent.

Holders of the Series A Preferred representing approximately 99% of the shares received in the Exchange have agreed not to sell any of such shares, except in certain circumstances or with the approval of the special committee, until November 1, 2006.

Restricted Preferred Units

On May 8, 2006, the compensation committee of the Board of Directors awarded 6,770 RPUs to certain executives of the Company, giving the holders the right to receive upon vesting that number of shares of common stock as one share of the Company’s Series A Preferred would be convertible into had such shares of Series A Preferred been outstanding since March 18, 2002, less an exercise value of $1,561 per RPU. Based on the terms of the Exchange previously described, the RPUs were adjusted to give the holders the same benefits they would have received had they participated in the Exchange, resulting in the holders obtaining the right to receive upon vesting 1.3 million shares of common stock. Compensation expense associated with the RPUs was measured on the date of grant using the Black-Scholes option pricing model and was determined to be $30.7 million and will be recognized over the four year vesting period. Vesting is subject to continued employment and occurs at a rate of 25% on each anniversary of the grant date until fully vested. Compensation expense associated with RPUs was $2.0 million and $3.2 million during the three and nine months ended September 30, 2006, respectively.

Restricted Stock Units

In August 2005, the compensation committee of the Board of Directors awarded 1.3 million restricted stock units (RSUs) to executives and employees under the 2003 Plan, of which 0.7 million have since been forfeited through September 30, 2006 upon employment terminations. In 2006, the compensation committee awarded 0.4 million RSUs to Company executives. The Company received no cash consideration for such awards, and the awards resulted in deferred compensation of $7.3 million and $13.1 million during the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively, which represents the fair value of the RSUs on the date of grant less any unamortized value upon forfeiture of such grants. The vesting of the RSUs is subject to continued employment and the Company’s achievement of financial performance targets over a period of up to four years. RSUs represent common stock but do not give the recipient any actual ownership interest in the Company’s common stock, other than the right to receive cash dividends, until vested and the shares of common stock underlying the RSUs are delivered. Deferred compensation is being amortized on a straight-line basis and recognized as non-cash equity-based compensation over the requisite service period. Compensation expense associated with RSUs was $1.5 million and $3.8 million during the three and nine months ended September 30, 2006, respectively, and $0.4 million for the three and nine months ended September 30, 2005. If the Company believes it is probable that it will achieve its performance targets, non-cash equity-based compensation will be accelerated such that the amount of non-cash equity-based compensation recorded is reflective of the accelerated vesting of RSUs.

Stock Options

Compensation expense associated with stock options was $4.4 million and $5.5 million during the three and nine months ended September 30, 2006, respectively, including $0.7 million associated with the modification of a term of a former executive’s stock option agreement in March 2006. Compensation expense associated with stock options was $0.5 million and $0.8 million during the three and nine months ended September 30, 2005, respectively.

On July 6, 2006, the compensation committee of the Board of Directors authorized an increase in the number of common shares available for grants of options or other share-based instruments by 3.0 million, and concurrently approved the grant of 2.9 million stock options with an exercise price of $30.01. Total compensation expense, using the Black-Scholes option pricing model, was $61.1 million and will be recognized over the vesting period. On August 11, 2006, an additional grant of 0.5 million shares with an exercise price of $25.93 was approved, with a total compensation expense of $8.6 million to be recognized over the vesting period, using the Black-Scholes option pricing model. Both option grants vest 50% on the second anniversary of the grant date and then monthly thereafter through the fourth anniversary of the grant date. On August 31, 2006, a grant of 0.1 million shares was approved with an exercise price of $25.09, with a total compensation expense of $1.8 million to be recognized over the vesting period, using the Black-Scholes option pricing model. This grant has a vesting term of four years and will vest one-quarter every year on the anniversary of the grant date. All three of the above mentioned grants were issued under the Company’s 2003 plan.

Warrants

In connection with its recapitalization in 2002, the Company issued warrants to Nortel Networks, Inc. (Nortel) to purchase approximately 0.4 million shares of the Company’s common stock for $11.25 per share. In March 2006, Nortel exercised its warrants and received approximately 0.2 million shares of the Company’s common stock. Additionally in 2002, the Company issued ten million five-year performance warrants to entities affiliated with Constellation Ventures (Constellation) to acquire shares of common stock at $11.25 per share. The warrants vested in a total of three tranches as Constellation earned the right to exercise the warrants when it met certain performance criteria related to assisting the Company in obtaining new business. During the fourth quarter of 2003, the first quarter of 2004, and the second quarter of 2004, respectively, Constellation met the performance criteria, causing each of the three tranches for an aggregate of 0.6 million warrants to vest, which resulted in non-cash equity-based compensation expense of $3.4 million, $6.6 million, and $3.8 million, with respect to each of the three tranches. The non-cash equity-based compensation expense was calculated utilizing the Black-Scholes option pricing model and relevant market and Company assumptions. In the first quarter of 2004, Constellation completed a cashless exercise of its first tranche of vested warrants and received approximately 0.2 million shares of the Company’s common stock. In August 2006, Constellation completed an additional cashless exercise of its remaining warrants and received approximately 0.2 million shares of the Company’s common stock.

The following table presents information associated with the Company’s stock-based compensation awards for the nine months ended September 30, 2006 (in thousands):

	Nine Months Ended September 30, 2006
	Restricted Stock Units	Restricted Stock	Options	Common Shares for RPUs	Warrants
Outstanding at beginning of period	951	10	3,470	—	873
Granted	407	10	3,733	1,263	—
Delivered/Exercised	—	(3)	(1,305)	—	(873)
Forfeited	(274)	—	(105)	—	—

Outstanding at end of period	1,084	17	5,793	1,263	—

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

The Company provides various products and service offerings to its customers through a single sales force. A high percentage of the Company’s customers purchase a variety of services. As a result, management assesses financial information, makes business decisions, and manages the business as one segment. Although the Company operates in one segment, its operations are managed on the basis of three primary geographic regions: Americas, Europe (includes the Middle East and Africa) and Asia. Management evaluates the performance of such regions and allocates resources to them based primarily on revenue. The Company has evaluated the criteria for aggregation of its geographic regions under SFAS 131 and believes it meets each of the respective criteria set forth therein. Each geographic region provides all of the Company’s services to businesses in various industries. In addition, the geographic regions utilize similar means for delivering the Company’s services; have similarity in the types of customers receiving the products and services; distribute the Company’s services over a unified network; and operate within a generally consistent regulatory environment. In light of these factors, management has determined that the Company has one reportable segment.

Selected financial information for the Company’s geographic regions is presented below. For the three months ended September 30, 2006 and 2005, revenue earned in the U.S. represented approximately 85% and 82% of total revenue, respectively, and for the nine months ended September 30, 2006 and 2005, the comparable percentage of U.S. revenue to total revenue was 84% and 82%, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Americas	$163,863	$136,216	$471,443	$408,210
Europe	19,927	18,921	60,742	54,538
Asia	9,958	10,990	31,115	32,751

Total revenue	$193,748	$166,127	$563,300	$495,499

			September 30, 2006	December 31, 2005
Property and equipment, net:
Americas			$265,370	$249,922
Europe			9,899	9,649
Asia			2,027	1,654

Total property and equipment, net			$277,296	$261,225

NOTE 12—COMPREHENSIVE LOSS The following table presents comprehensive loss for the periods indicated:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(13,578)	$(13,731)	$(37,117)	$(55,948)
Foreign currency translation adjustments	(346)	(194)	(134)	(905)

Comprehensive loss	$(13,924)	$(13,925)	$(37,251)	$(56,853)

NOTE 13—RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions taken or expected to be taken on a tax return. FIN 48 is effective for annual periods beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have a material effect on its consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 provides guidance for using fair value techniques to measure assets and liabilities. The standard also provides for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial position, results of operations and cash flows.

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

EXECUTIVE SUMMARY

SAVVIS, Inc. is a global information technology (IT) services company that provides integrated hosting, network, digital content, and professional services through our end-to-end global infrastructure to businesses around the world and to U.S. federal government agencies. Our solutions are designed to offer a flexible, comprehensive IT solution that meets the specific business and infrastructure needs of our customers. Our suite of products can be purchased as specific applications or point solutions, as part of a total or partial outsourcing arrangement, or on a utility, or “on demand,” basis. Our point solutions meet the specific needs of customers who require control of their physical assets, while our utility solution provides customers with on-demand access to our services and infrastructure without the upfront capital costs. By outsourcing significant elements of their network and IT infrastructure needs, our customers are able to focus on their core business while we ensure the performance of their IT infrastructure. We have approximately 5,000 customers across all industries with a particular emphasis in the financial services, media and entertainment, retail and the U.S. federal government sectors.

Services

We provide various products and service offerings to our customers primarily through our direct sales force. A high percentage of customers purchase a variety of services and as a result, management assesses financial information, makes business decisions and manages the business as one segment. Although we operate in one segment, our operations are managed on the basis of three primary geographic regions: Americas, Europe (includes the Middle East and Africa) and Asia. The following briefly describes our services by revenue category:

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

Industry Solutions. Industry solutions integrate powerful applications with our global infrastructure to deliver services that enhance industry-specific workflows and improve enterprise productivity. These services support the financial services, media and entertainment and retail markets and the U.S. federal government. Cross-industry solutions for email and collaboration are also available.

Professional Services. Professional services are provided through a group of industry experts and skilled practitioners that allow our customers to get the maximum value out of our services. We offer assistance and consultation in security, web-based applications, business recovery, program management, infrastructure and migration.

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

Business Trends

Our financial results continue to be affected by competition in our industry. We expect competitive factors in our industry to continue to affect the prices for our services and our results of operations. Price pressures vary by product and service. Prices for certain telecommunications services that we offer have decreased over the past several years. While we expect to continue to see decreases for some of these telecommunications services due to continued consolidation in the telecommunications industry, there has been some stabilization and some increases in pricing of other services that we offer. For example, pricing for our hosting colocation services has increased and is expected to continue to increase in certain markets where there is a shortage of high grade data center space.

Due to the disparity in pricing of our products and services, we continue to evaluate our operating structure and focus. We continue to explore strategic options for those services, such as CDN, which have continued to have relatively slow growth over the past year, and instead focus on our hosting and managed IP VPN services, which have continued to grow steadily over the past year. As such, we are reviewing a possible investment to upgrade our network and we continue to explore options to increase our available data center space in certain markets. As a result of these initiatives, we believe we can reduce costs while improving the level of service that we offer our customers.

In evaluating our financial results and the performance of our business, our management reviews our revenues, gross profit, gross margin, and income from operations. In addition, management evaluates these indicators on a quarterly and annual basis in order to have a complete understanding of business trends. The following table presents a quarterly overview of these indicators for the periods indicated (dollars in thousands):

	Three Months Ended
	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
Revenue	$193,748	$189,597	$179,955	$171,513	$166,127
Gross profit (1)	77,264	72,495	67,201	60,736	59,110
Gross margin (2)	40%	38%	37%	35%	36%
Income from operations (3)	4,085	6,034	3,704	2,836	2,310

(1)	Represents total revenue less cost of revenue, excluding depreciation, amortization, and accretion, which is reported separately on the consolidated statement of operations. Gross profit in 2005 has been adjusted to reflect a portion of non-cash stock-based compensation that was previously reported separately from cost of revenue.
(2)	Represents gross profit, as defined above, as a percentage of revenue.
(3)	Includes non-cash equity-based compensation expense of $7.9 million, $2.8 million, $1.8 million, $1.2 million, and $0.5 million, respectively.

Revenue

Our revenue grew by 17% during the three months ended September 30, 2006 compared to the three months ended September 30, 2005, and 14% during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in revenue for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was due primarily to increases from hosting of $24.8 million and managed IP VPN of $6.8 million, partially offset by a decline in other network services of $1.2 million and Reuters revenue of $2.7 million. The increase in revenue for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to increases from hosting of $63.5 million and from managed IP VPN of $19.4 million, partially offset by a decline in other network services of $6.3 million and Reuters revenue of $9.6 million.

Together, Reuters Limited (Reuters) and Telerate, which was acquired by Reuters in 2005, accounted for 11% and 12% of total revenue for the three and nine months ended September 30, 2006, respectively, and 15% for the three and nine months ended September 30,

2005. The decrease was primarily due to reduced pricing for certain services that we provide, the elimination of minimum revenue commitments based on the terms of a three-year Master Services Agreement that we entered into with Reuters in May 2005, and the reduction of services purchased by Reuters under our Telerate contract. We anticipate that revenue from the Telerate contract will continue to decline over the next six to nine months to almost zero as Reuters begins moving Telerate customers from under our contract. We believe we can partially offset this decrease by increasing our revenue from new and existing customers through a number of initiatives. Some of these initiatives include improving the productivity of our direct sales force by increasing sales force automation and providing more sales support with engineering and product expertise and exploring opportunities to sell additional services to existing customers, including Reuters. In addition, we plan on capitalizing on the current shortage of colocation space by replacing existing contracts, which were set when the price for colocation services was low, as they expire with market rate contracts.

Gross Profit

We use gross profit, defined as revenue less cost of revenue, excluding depreciation, amortization, and accretion, and gross margin, defined as gross profit as a percentage of revenue, to evaluate our business. Gross profit was $77.3 million for the three months ended September 30, 2006, an increase of $18.2 million, or 31%, from $59.1 million for the three months ended September 30, 2005. Gross profit was $216.7 million for the nine months ended September 30, 2006, an increase of $46.0 million, or 27%, from $170.7 million for the nine months ended September 30, 2005. The improvement of gross profit reflects our continued efforts to rationalize network operations, reduce our fixed network costs, and reduce the service costs of our hosting data centers. As a result, gross margin was 40% for the three months ended September 30, 2006 compared to 36% for the three months ended September 30, 2005, and 38% for the nine months ended September 30, 2006 compared to 34% for the nine months ended September 30, 2005.

Income (Loss) from Operations

Income from operations for the three months ended September 30, 2006 was $4.1 million, an improvement of $1.8 million, or 77%, from $2.3 million for the three months ended September 30, 2005. The improvement was primarily due to the increase in revenue of $27.6 million, partially offset by increases in cost of revenue of $9.5 million; sales, general, and administrative expenses of $14.6 million; and depreciation, amortization, and accretion of $1.7 million. Income from operations for the nine months ended September 30, 2006 was $13.8 million, an improvement of $20.3 million, or 312%, as compared to a loss from operations of $6.5 million for the nine months ended September 30, 2005. This improvement was primarily driven by an increase in revenue of $67.8 million and the absence of $2.7 million of integration costs and $3.3 million of restructuring charges which were not incurred in 2006, partially offset by increases in cost of revenue of $21.8 million; sales, general, and administrative expenses of $28.0 million; and depreciation, amortization, and accretion of $3.8 million.

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

Concurrent with the closing of these transactions, we entered into a triple-net lease agreement to lease back the facility and equipment for fifteen years at an initial annual base rent of $4.3 million and annual escalation of 2.5%. The lease agreement provides us with the option to renew the lease up to three times for a period of five years each. We will be required to pay all of the costs associated with the operation of the facilities, including costs such as insurance, taxes and maintenance. The lease agreement imposes certain obligations on us and grants certain rights to the landlord in the event we default on the lease. The lease agreement contains other customary representations, warranties, obligations, conditions, indemnification provisions and termination provisions associated with leases of this nature.

As a result of the renewal provisions in the lease agreement that are indicative of continuing involvement by us, the lease qualifies as a financing method lease rather than a sale under sale-leaseback accounting for real estate. Accordingly, we recorded a financing method lease obligation of $50.6 million, equal to the proceeds received. The related assets and financing method lease obligation will be reflected in our condensed consolidated balance sheet until completion of the lease term in June 2021, when they will be removed from our financial statements, and any remaining obligation will be recognized as a gain on sale of the facility and equipment. Future minimum lease payments due under the financing method lease obligation, as of September 30, 2006, were $1.1 million during the remainder of 2006, $4.4 million in 2007, $4.5 million in 2008, $4.6 million in 2009, $4.8 million in 2010 and $57.8 million thereafter, all of which represent interest using the effective interest method.

Equity Transactions

Reverse Stock Split

On May 10, 2006, our Board of Directors declared a one-for-fifteen reverse stock split of our common stock. The record date for the reverse stock split was June 5, 2006, and on June 6, 2006, the reverse stock split was completed. Stockholders received cash in lieu of any fraction of a share that they would have otherwise been entitled to receive as a result of the reverse stock split. In connection with the reverse stock split, each fifteen shares of our issued and outstanding common stock was combined into one share of our common stock. In addition, all exercise and conversion prices and the number of shares of our common stock, preferred stock, warrants, stock options and other equity awards presented herein for current and prior periods have been adjusted to reflect the reverse stock split.

Preferred Stock

On May 10, 2006, we entered into an Exchange and Recapitalization Agreement (the Exchange Agreement) with the holders of our Series A Convertible Preferred Stock (the Series A Preferred) pursuant to which the holders agreed to exchange (the Exchange) their shares of Series A Preferred for an aggregate of 37.4 million shares of our common stock, including 8.4 million common shares in addition to the shares of common stock the Series A Preferred was then convertible into in accordance with their terms. On June 30, 2006, pursuant to the Exchange Agreement, all such common shares were issued to the holders of the Series A Preferred, in exchange for all shares of Series A Preferred. In connection with the Exchange, we recognized a deemed dividend on the Series A Preferred of $240.1 million, representing the difference between the fair market value of the shares issued in the Exchange and those convertible pursuant to the original conversion terms. The deemed dividend is included in the computation of net loss attributable to common stockholders in our condensed consolidated statement of operations for the three and nine months ended September 30, 2006. As of September 30, 2006, we had 51.2 million shares of common stock outstanding.

Investment funds related to Welsh, Carson, Anderson & Stowe (WCAS) held approximately 68% of the outstanding Series A Preferred. Three members of our board of directors are general partners of certain WCAS funds, represent WCAS on our board of directors and owned shares of Series A Preferred and participated in the Exchange. Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund IV, L.P. and CVC II Partners, L.L.C. (together, Constellation), who on September 30, 2006, had one representative on our Board of Directors, held approximately 10% of the outstanding Series A Preferred, and MLT, LLC (formerly Moneyline Telerate Holdings, Inc.), who currently has one representative on our Board of Directors, held approximately 20% of the outstanding Series A Preferred. Constellation’s representative on our board of directors resigned effective July 14, 2006. Two of our executive officers hold restricted preferred units (RPUs) that entitled them to receive upon vesting of each RPU that number of shares of common stock that a holder of Series A Preferred would be entitled to receive. Accordingly, their RPUs were adjusted to give them the same benefits they would have received had they held Series A Preferred and participated in the Exchange.

The Exchange was approved by a special committee of our Board of Directors comprised of independent directors who were advised by independent, third-party financial advisors and legal counsel. The Exchange was also approved by our stockholders acting by written consent. WCAS, Constellation and MLT, who collectively hold more than a majority of our outstanding voting power, executed the written consent.

Holders of the Series A Preferred representing approximately 99% of the shares received in the Exchange have agreed not to sell any of such shares, except in certain circumstances or with the approval of the special committee, until November 1, 2006.

Restricted Preferred Units

On May 8, 2006, the compensation committee of the Board of Directors awarded 6,770 RPUs to certain executives of SAVVIS, giving the holders the right to receive upon vesting that number of shares of common stock as one share of our Series A Preferred would be convertible into had such shares of Series A Preferred been outstanding since March 18, 2002, less an exercise value of $1,561 per RPU. Based on the terms of the Exchange previously described, the RPUs were adjusted to give the holders the same benefits they would have received had they participated in the Exchange, resulting in the holders obtaining the right to receive upon vesting 1.3 million shares of common stock. Compensation expense associated with the RPUs was measured on the date of grant using the Black-Scholes option pricing model and was determined to be $30.7 million and will be recognized over the four year vesting period. Vesting is subject to continued employment and occurs at a rate of 25% on each anniversary of the grant date until fully vested. Compensation expense associated with RPUs was $2.0 million and $3.2 million during the three and nine months ended September 30, 2006, respectively.

Restricted Stock Units

In August 2005, the compensation committee of the Board of Directors awarded 1.3 million restricted stock units (RSUs) to executives and employees under the 2003 Plan, of which 0.7 million have since been forfeited through September 30, 2006 upon employment terminations. In 2006, the compensation committee awarded 0.4 million RSUs to our executives. We received no cash consideration for such awards, and the awards resulted in deferred compensation of $7.3 million and $13.1 million during the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively, which represents the fair value of the RSUs on the date of grant less any unamortized value upon forfeiture of such grants. The vesting of the RSUs is subject to continued employment and our achievement of financial performance targets over a period of up to four years. RSUs represent common stock but do not give the recipient any actual ownership interest in the Company’s common stock, other than the right to receive cash dividends, until vested and the shares of common stock underlying the RSUs are delivered. Deferred compensation is being amortized on a straight-line basis and recognized as non-cash equity-based compensation over the requisite service period. Compensation expense associated with RSUs was $1.5 million and $3.8 million during the three and nine months ended September 30, 2006, respectively, and $0.4 million for the three and nine months ended September 30, 2005. If we believe it is probable that we will achieve our performance targets, non-cash equity-based compensation will be accelerated such that the amount of non-cash equity-based compensation recorded is reflective of the accelerated vesting of RSUs.

Stock Options

Compensation expense associated with stock options was $4.4 million and $5.5 million during the three and nine months ended September 30, 2006, respectively, including $0.7 million associated with the modification of a term of a former executive’s stock option agreement in March 2006. Compensation expense associated with stock options was $0.5 million and $0.8 million during the three and nine months ended September 30, 2005, respectively.

On July 6, 2006, the compensation committee of the Board of Directors authorized an increase in the number of common shares available for grants of options or other share-based instruments by 3.0 million, and concurrently approved the grant of 2.9 million stock options with an exercise price of $30.01. Total compensation expense, using the Black-Scholes option pricing model, was $61.1 million and will be recognized over the vesting period. On August 11, 2006, an additional grant of 0.5 million shares with an exercise price of $25.93 was approved, with a total compensation expense of $8.6 million to be recognized over the vesting period, using the Black-Scholes option pricing model. Both option grants vest 50% on the second anniversary of the grant date and then monthly thereafter through the fourth anniversary of the grant date. On August 31, 2006, a grant of 0.1 million shares was approved with an exercise price of $25.09, with a total compensation expense of $1.8 million to be recognized over the vesting period, using the Black-Scholes option pricing model. This grant has a vesting term of four years and will vest one-quarter every year on the anniversary of the grant date. All three of the above mentioned grants were issued under our 2003 plan.

Warrants

In connection with our recapitalization in 2002, we issued warrants to Nortel Networks, Inc. (Nortel) to purchase approximately 0.4 million shares of our common stock for $11.25 per share. In March 2006, Nortel exercised its warrants and received approximately 0.2 million shares of our common stock. Additionally in 2002, we issued ten million five-year performance warrants to entities affiliated with Constellation Ventures (Constellation) to acquire shares of common stock at $11.25 per share. The warrants vested in a total of three tranches as Constellation earned the right to exercise the warrants when it met certain performance criteria related to assisting us in obtaining new business. During the fourth quarter of 2003, the first quarter of 2004, and the second quarter of 2004, respectively, Constellation met the performance criteria, causing each of the three tranches for an aggregate of 0.6 million warrants to vest, which resulted in non-cash equity-based compensation expense of $3.4 million, $6.6 million, and $3.8 million, with respect to each of the three tranches. The non-cash equity-based compensation expense was calculated utilizing the Black-Scholes option pricing model and relevant market and Company assumptions. In the first quarter of 2004, Constellation completed a cashless exercise of its first tranche of vested warrants and received approximately 0.2 million shares of our common stock. In August 2006, Constellation completed an additional cashless exercise of its remaining warrants and received approximately 0.2 million shares of our common stock.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-Q is not intended to represent the consolidated results of operations, financial position or cash flows that may be achieved in the future.

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Executive Summary of Results of Operations

Revenue increased $27.6 million, or 17%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, as a result of a 33% improvement in diversified hosting, a 24% increase in diversified managed IP VPN, which was partially offset by an 11% decline in Reuters revenue and smaller declines in digital content services and other network services. Income from operations improved $1.8 million, or 77%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The improvement in income from operations was due primarily to the increase in revenue which was partially offset by increases in cost of revenue of $9.5 million, or 9%; sales, general, and administrative expenses of $14.6 million, or 39%; and depreciation, amortization, and accretion of $1.7 million, or 9%. For the three months ended September 30, 2006 and 2005, cost of revenue and sales, general, and administrative expenses include non-cash equity-based compensation expense, in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 107, which was previously reported separately in 2005. Net loss improved $0.2 million, or 1%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, as a result of the factors previously described.

Revenue. The following table presents diversified revenue by major category and revenue from Reuters, currently our largest customer (dollars in thousands):

	Three Months Ended September 30,
	2006	2005	Dollar Change	Percentage Change
Diversified Revenue:
Hosting	$99,389	$74,590	$24,799	33%
Managed IP VPN	35,083	28,321	6,762	24%
Other Network Services	27,421	28,654	(1,233)	(4)%
Digital Content Services	10,230	10,260	(30)	(0)%

Total Diversified Revenue	172,123	141,825	30,298	21%

Reuters	21,625	24,302	(2,677)	(11)%

Total Revenue	$193,748	$166,127	$27,621	17%

Revenue was $193.7 million for the three months ended September 30, 2006, an increase of $27.6 million, or 17%, from $166.1 million for the three months ended September 30, 2005. Diversified hosting revenue was $99.4 million for the three months ended September 30, 2006, an increase of $24.8 million, or 33%, from $74.6 million for the three months ended September 30, 2005. The increase was due primarily to growth in existing services, particularly in our infrastructure and managed utility service offerings, and more favorable pricing. Diversified managed IP VPN revenue was $35.1 million for the three months ended September 30, 2006, an increase of $6.7 million, or 24%, from $28.3 million for the three months ended September 30, 2005. This increase was mainly attributed to new sales activity and growth in existing services. Other network services includes internet access revenue and private line services and was $27.4 million for the three months ended September 30, 2006, a decrease of $1.2 million, or 4%, from $28.7 million for the three months ended September 30, 2005. This decrease was due primarily to continued pricing pressures in unmanaged bandwidth for such services. Digital content services revenue, which includes CDN and WAM!NET revenue, was $10.2 million for the three months ended September 30, 2006, a decrease of less than $0.1 million, from $10.3 million for the three months ended September 30, 2005. This slight decrease was due primarily to offsetting customer churn during the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Reuters revenue was $21.6 million for the three months ended September 30, 2006, a decrease of $2.7 million, or 11%, from $24.3 million for the three months ended September 30, 2005. The decline was due primarily to pricing reductions and the elimination of minimum revenue commitments from Reuters. We expect Reuters revenue in 2006 to be lower than 2005 as a result of revised competitive pricing and the elimination of minimum revenue commitments based on the terms of our 2005 agreement with Reuters previously described elsewhere herein.

Cost of Revenue. Cost of revenue, excluding depreciation, amortization, and accretion, which is reported separately, was $116.5 million for the three months ended September 30, 2006, an increase of $9.5 million, or 9%, from $107.0 million for the three months ended September 30, 2005. The increase was due primarily to an increase in personnel and related costs and higher utilities costs, partially offset by continued realization of various cost-savings initiatives. Gross profit, defined as total revenue less cost of revenue, was $77.3 million for the three months ended September 30, 2006, an increase of $18.2 million, or 31%, from $59.1 million for the three months ended September 30, 2005. Gross profit as a percentage of revenue, or gross margin, increased to 40% for the three months ended September 30, 2006 compared to 36% for the three months ended September 30, 2005, primarily resulting from strong revenue growth and cost-savings initiatives.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses include all costs associated with the selling of our services and administrative functions such as finance, legal and human resources. Such expenses were $52.4 million for the three months ended September 30, 2006, an increase of $14.7 million, or 39%, from $37.7 million for the three months ended September 30, 2005. Sales, general, and administrative expenses as a percentage of revenue were 27% for the three months ended September 30, 2006 compared to 23% for the three months ended September 30, 2005. The increase was due primarily to increased personnel and related costs, higher commissions, and the addition of $6.1 million in non-cash stock-based compensation expense in 2006 compared to 2005, partially offset by the realization of various cost-savings initiatives.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion includes depreciation of property and equipment, amortization of intangible assets, and accretion of the discounted present value of certain liabilities and long-term fixed price contracts. Depreciation, amortization, and accretion was $20.8 million for the three months ended September 30, 2006, an increase of $1.7 million, or 9%, from $19.1 million for the three months ended September 30, 2005.

Net Interest Expense and Other. Net interest expense and other primarily represents interest on our Series A Subordinated Notes (the Subordinated Notes), capital and financing method lease obligations, and revolving credit facility (the Revolving Facility), as well as amortization of the original issue discount on the Subordinated Notes and amortization of debt issuance costs. Net interest expense and other was $17.7 million for the three months ended September 30, 2006, an increase of $1.7 million, or 11%, from $16.0 million for the three months ended September 30, 2005. The increase was primarily due to the financing method lease obligation executed on June 30, 2006, higher compounding of payable-in-kind interest on the Subordinated Notes and additional capital leases in effect in 2006. These increases were partially offset by lower outstanding balances in 2006 on the Revolving Facility.

Net Loss. Net loss for the three months ended September 30, 2006 was $13.6 million, an improvement of $0.1 million, or 1%, from $13.7 million for the three months ended September 30, 2005, primarily driven by the factors previously described.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Executive Summary of Results of Operations

Revenue increased $67.8 million, or 14%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, as a result of a 30% improvement in diversified hosting, a 24% increase in diversified managed IP VPN, and a 3% increase in digital content services, which was, partially offset by a 13% decline in Reuters revenue and a 7% decline in other network services. Income from operations improved $20.3 million, or 312%, for the nine months ended September 30, 2006, compared to a loss from operations of $6.5 million for the nine months ended September 30, 2005, primarily as a result of the increase in revenue, as well as the absence of $2.7 million in integration costs and $3.3 million in restructuring charges in 2005 which were not incurred in 2006. This improvement was partially offset by increases in sales, general, and administrative expenses of $28.0 million and depreciation, amortization, and accretion of $3.8 million. Net loss improved $18.8 million, or 34%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, as a result of the factors previously described.

Revenue. The following table presents diversified revenue by major category and revenue from Reuters, currently our largest customer (dollars in thousands):

	Nine Months Ended September 30,
	2006	2005	Dollar Change	Percentage Change
Diversified Revenue:
Hosting	$278,538	$215,056	$63,482	30%
Managed IP VPN	101,582	82,149	19,433	24%
Other Network Services	84,294	90,607	(6,313)	(7)%
Digital Content Services	32,033	31,207	826	3%

Total Diversified Revenue	496,447	419,019	77,428	18%

Reuters	66,853	76,480	(9,627)	(13)%

Total Revenue	$563,300	$495,499	$67,801	14%

Revenue was $563.3 million for the nine months ended September 30, 2006, an increase of $67.8 million, or 14%, from $495.5 million for the nine months ended September 30, 2005. Diversified hosting revenue was $278.5 million for the nine months ended September 30, 2006, an increase of $63.5 million, or 30%, from $215.1 million for the nine months ended September 30, 2005. This increase was due primarily to growth in existing services, particularly in our infrastructure and managed utility service offerings, and improved pricing. Diversified managed IP VPN revenue was $101.6 million for the nine months ended September 30, 2006, an increase of $19.4 million, or 24%, from $82.1 million for the nine months ended September 30, 2005. This increase was mainly attributed to new sales activity and growth in existing services. Other network services revenue was $84.3 million for the nine months ended September 30, 2006, a decrease of $6.3 million, or 7%, from $90.6 million for the nine months ended September 30, 2005. This decrease was due primarily to continued pricing pressures in unmanaged bandwidth for such services. Digital content services revenue was $32.0 million for the nine months ended September 30, 2006, an increase of $0.8 million, or 3%, from $31.2 million for the nine months ended September 30, 2005. The increase was due primarily to usage increases, partially offset by reduced pricing for CDN services during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Reuters revenue was $66.9 million for the nine months ended September 30, 2006, a decrease of $9.6 million, or 13%, from $76.5 million for the nine months ended September 30, 2005. The decline was due primarily to pricing reductions and the elimination of minimum revenue commitments from Reuters. We expect Reuters revenue in 2006 to be lower than 2005 as a result of revised competitive pricing and the elimination of minimum revenue commitments based on the terms of our 2005 agreement with Reuters described elsewhere herein.

Cost of Revenue. Cost of revenue, excluding depreciation, amortization, and accretion, which is reported separately, was $346.6 million for the nine months ended September 30, 2006, an increase of $21.8 million, or 7%, from $324.8 million for the nine months ended September 30, 2005. The increase was primarily related to the increase in personnel and related costs and higher utilities costs, partially offset by the continued realization of various cost-savings initiatives. Gross profit, defined as total revenue less cost of revenue, was $216.7 million for the nine months ended September 30, 2006, an increase of $46.0 million, or 27%, from $170.7 million for the nine months ended September 30, 2005. Gross profit as a percentage of revenue, or gross margin, increased to 38% for the nine months ended September 30, 2006, compared to 34% for the nine months ended September 30, 2005, primarily resulting from strong revenue growth and cost-savings initiatives.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses were $142.6 million for the nine months ended September 30, 2006, an increase of $28.0 million, or 24%, from $114.6 million for the nine months ended September 30, 2005. Sales, general, and administrative expenses as a percentage of revenue were 25% for the nine months ended September 30, 2006 compared to 23% for the nine months ended September 30, 2005. The increase was due primarily to increased personnel and related costs, higher commissions, and the addition of $10.1 million in non-cash stock-based compensation expense in 2006 compared to 2005, partially offset by the realization of various cost-savings initiatives.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion includes depreciation of property and equipment, amortization of intangible assets, and accretion of the discounted present value of certain liabilities and long-term fixed price contracts assumed in the CWA acquisition. Depreciation, amortization, and accretion was $60.4 million for the nine months ended September 30, 2006, an increase of $3.8 million, or 7%, from $56.6 million for the nine months ended September 30, 2005.

Restructuring Charges, Net. Restructuring charges, net, represent the termination of a naming rights agreement for use of our name on a sports and entertainment arena and the termination of an operating lease relating to unutilized space for which a restructuring liability had previously been established for the net present value of future minimum lease payments and were $3.3 million for the nine months ended September 30, 2005. We have not incurred any restructuring costs in 2006.

Integration Costs. Integration costs represented incremental costs to the combined organization after the CWA asset acquisition in March 2004, including consulting services, payroll costs and stay bonuses, and PoP consolidation and network restructuring. We did not incur any integration costs associated with the CWA acquisition in 2006 as integration activities have been completed. Integration costs were $2.7 million for the nine months ended September 30, 2005. We have not incurred any integration costs in 2006.

Net Interest Expense and Other. Net interest expense and other primarily represents interest on the Subordinated Notes, capital and financing method lease obligations, and the Revolving Facility as well as amortization of the original issue discount on the Subordinated Notes and amortization of debt issuance costs. Net interest expense and other was $50.9 million for the nine months ended September 30, 2006, an increase of $1.5 million, or 3%, from $49.4 million for the nine months ended September 30, 2005. The increase was primarily due to the financing method lease obligation executed on June 30, 2006, higher compounding of payable-in-kind interest on the Subordinated Notes, and additional capital leases in effect in 2006. These increases were partially offset by lower outstanding balances in 2006 on the Revolving Facility.

Net Loss. Net loss for the nine months ended September 30, 2006 was $37.1 million, an improvement of $18.8 million, or 34%, from $55.9 million for the nine months ended September 30, 2005, primarily driven by the factors previously described.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, our cash and cash equivalents balance was $78.1 million. We had $77.7 million in net cash provided by operating activities during the nine months ended September 30, 2006, an increase of $46.1 million from net cash provided by operating activities of $31.6 million for the nine months ended September 30, 2005. This change was primarily due to improvements in our results of operations, driven by higher revenue growth that outpaced the growth in costs, largely resulting from our ongoing cost-savings initiatives. Net cash used in investing activities for the nine months ended September 30, 2006 was $65.0 million, an increase of $28.6 million from net cash used in investing activities of $36.4 million for the nine months ended September 30, 2005. This change was primarily related to an increase in capital expenditures of $15.5 million and the purchase of buildings previously leased for use in one of our data centers for $13.8 million. The increase in capital expenditures is primarily investment driven and supports the growth in new and existing revenue streams. We expect future capital expenditures to increase as we continue to explore options to expand our business, including the possible investment to upgrade our network. Net cash provided by financing activities for the nine months ended September 30, 2006 was $5.0 million, an increase of $4.0 million from net cash provided by financing activities of $1.0 million for the nine months ended September 30, 2005. This increase primarily relates to proceeds received in our financing method lease obligation of $50.6 million and cash received for the exercise of stock options of $16.1 million, partially offset by the $58.0 million pay down on the Revolving Facility.

On July 25, 2006, we filed a registration statement on Form S-3 with the U.S. Securities and Exchange Commission using a “shelf’ registration process, which we amended on August 29, 2006. Under this shelf, we and certain stockholders with registration rights may, from time to time, offer and sell in one or more offerings up to $300 million of additional shares of our common stock. While we believe that cash currently on hand, amounts available under our Revolving Facility and expected cash flows from future operations are sufficient to fund operations, we may seek to raise additional capital if necessary to meet certain capital and liquidity requirements in the future.

Historically, we have not been cash flow positive However, we experienced positive cash flows from operations in 2005. In 2006, we expect cash flows from operations to be positive in 2006. The achievement of this goal is reflected in the quarterly trend analysis that follows, which presents cash flows from operations for the five consecutive quarters through September 30, 2006. Due to the dynamic nature of our industry and unforeseen circumstances, if we are unable to fully fund cash requirements through operations, we may need to obtain additional financing through a combination of equity and debt financings, renegotiation of terms on our existing debt, and sales of assets and services. If any such activities are required, there can be no assurance that we would be successful in completing any of these activities on terms that would be favorable to us.

The following table presents a quarterly overview of key components of our cash flows (dollars in thousands):

	Three Months Ended
	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
Net cash provided by operating activities	$37,583	$21,274	$18,865	$31,268	$21,445
Net cash used in investing activities (1)	(14,336)	(34,255)	(16,395)	(20,104)	(7,826)
Net cash provided by (used in) financing activities (2)	(30,710)	49,679	(13,928)	(408)	315
Net increase (decrease) in cash and cash equivalents	(7,978)	36,533	(11,572)	10,376	13,776

(1)	Includes payment of $13.8 million for the purchase of data center buildings during the three months ended June 30, 2006.
(2)	Includes payments on the Revolving Facility of $32.0 million during the three months ended September 30, 2006, $10.0 million during the three months ended June 30, 2006 and $16.0 million during the three months ended March 31, 2006; and proceeds of $50.6 million received in connection with a financing method lease obligation during the three months ended June 30, 2006.

Revolving Credit Facility

On June 10, 2005, we and certain of our subsidiaries entered into a credit agreement with Wells Fargo Foothill, Inc., as arranger and administrative agent, and certain other lenders to provide us with an $85.0 million Revolving Facility, which, as amended on June 30, 2006, includes a $20.0 million letter of credit facility. The Revolving Facility may be used for working capital and other general corporate purposes. The Revolving Facility matures, and all outstanding borrowings and unpaid interest are due, on December 9, 2008. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined by the Revolving Facility agreement. As of September 30, 2006, the $85.0 million Revolving Facility had no outstanding principal balance but had outstanding letters of credit of $9.6 million, resulting in unused availability of $75.4 million. We paid down $16.0 million in the first quarter of 2006, $10.0 million in the second quarter of 2006 and we paid down the remaining outstanding principal of $32.0 million plus $0.3 million of related accrued interest in the third quarter of 2006. We may terminate the Revolving Facility prior to maturity, provided we pay a premium of 0.5% of the amount of the Revolving Facility if terminated prior to June 10, 2007 but no premium if terminated thereafter.

The Revolving Facility contains affirmative covenants, negative covenants, and financial covenants. The negative covenants place restrictions on, among other things, levels of investments, indebtedness, and dividend payments that we may make or incur. The financial covenants, which apply only if we maintain qualified cash and availability of less than $35.0 million, require the maintenance of certain financial measures at defined levels. Under the Revolving Facility, borrowings bear interest determined by a base LIBOR rate of one to six months plus an additional 2.75% to 3.25%, determined by certain financial measures, with a minimum interest rate at all times of 5.25%. As of September 30, 2006, the Revolving Facility carries an interest rate of 8.1%. As of September 30, 2006, the one-month LIBOR was 5.35%, and the additional interest spread above LIBOR was 2.75%, lowered from 3.00% during the first quarter of 2006, due to our achievement of certain financial measures. Interest is payable at varying dates, as outlined in the Revolving Facility agreement, generally every one to six months. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee. The Revolving Facility is secured by substantially all of our domestic properties and assets. The carrying amount of our obligations under the Revolving Facility approximates fair value because the interest rates are based on floating interest rates identified by reference to market rates.

Subordinated Notes

In February 2004, we issued $200.0 million of the Subordinated Notes. The proceeds were used to fund the CWA asset acquisition and related operational, working capital, and capital expenditure requirements. Debt issuance costs associated with the Subordinated Notes were $2.0 million, consisting of fees to the purchasers of the Subordinated Notes, and were capitalized in other non-current assets in our condensed consolidated balance sheets and are being amortized to interest expense using the effective interest method until maturity. The Subordinated Notes accrued interest based on a 365-day year at a rate of 12.5% per annum until February 3, 2005 and 15% per annum thereafter, payable semi-annually on June 30 and December 31 through the issuance of additional Subordinated Notes equal to the accrued interest payable at the time of settlement. Prior to January 29, 2008, we may redeem the Subordinated Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, plus a make-whole premium. The make-whole premium is equal to all remaining interest to be paid on the Subordinated Notes from the date of the redemption notice through January 30, 2008, discounted semi-annually at a rate equal to the treasury rate plus 0.5%, plus 1% of the principal amount of the Subordinated Notes. After January 30, 2008, we may redeem the Subordinated Notes, in whole but not in part, at a redemption price equal to 101% of the principal amount plus all accrued and unpaid interest. Upon a change of control, the holders of the Subordinated Notes have the right to require us to redeem any or all of the Subordinated Notes at a cash price equal to 100% of the principal amount of the Subordinated Notes, plus all accrued and unpaid interest as of the effective date of such change of control. The Subordinated Notes mature in a single installment on January 30, 2009. The outstanding principal and interest-to-date on the Subordinated Notes, excluding the original issue discount, was $286.7 million as of September 30, 2006 and $257.1 million as of December 31, 2005.

Warrants exercisable for Series B Convertible Preferred Stock (the Series B Preferred) were issued with the Subordinated Notes and exercised shortly thereafter. The $200.0 million in proceeds from issuance were allocated between the Subordinated Notes and the warrants for Series B Preferred, based on their relative fair values, resulting in an original issue discount of $65.9 million. The allocated value of the Subordinated Notes at date of issuance, plus accrued interest on the face value and accreted interest on the original issue discount, are reflected as long-term debt in our condensed consolidated balance sheets. The fair value of the Series B Preferred was determined with the assistance of an independent third-party valuation firm, and the allocated fair value is reflected in additional paid-in capital in stockholders’ deficit in our consolidated balance sheets. The Series B Preferred were converted into common stock in December 2004 and were retired by our Board of Directors in December 2005.

Debt Covenants

The provisions of our Revolving Facility and Subordinated Notes contain a number of covenants including, but not limited to, restricting or limiting our ability to incur more debt, pay dividends and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt agreements and could trigger acceleration of repayment. As of and during the nine months ended September 30, 2006 and the year ended December 31, 2005, we were in compliance with all covenants under the Revolving Facility and Subordinated Notes, as applicable.

Future Principal Payments

As of September 30, 2006, aggregate future principal payments of long-term debt were zero in 2006, 2007, and 2008, and $401.9 million in 2009, consisting of $200.0 million in principal and $201.9 million of accrued non-cash interest, with no payments due thereafter. The weighted average interest rate applicable to our outstanding borrowings under the Revolving Facility and Subordinated Notes was 15.0% as of September 30, 2006 and 13.53% as of December 31, 2005.

Commitments and Contingencies

Our customer contracts generally span multiple periods, which result in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $20.6 million in year 2006; $46.4 million in year 2007; $8.3 million in year 2008; and $95.0 million thereafter. Should we not meet the minimum spending requirements, decreasing termination liabilities, representing a percentage of the remaining contracted amount, may become immediately due and payable. Furthermore, certain of these termination liabilities are subject to reduction should we experience certain circumstances such as the loss of a major customer or loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if we had terminated all of these agreements as of September 30, 2006, the maximum liability would have been $170.3 million.

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

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk, such as letters of credit, indemnifications and operating leases, which are not reflected in our consolidated balance sheets. The agreements associated with such guarantees and financial instruments mature at various dates through July 2017 and may be renewed as circumstances warrant. As of September 30, 2006, we had $9.6 million in letters of credit pledged as collateral to support various property and equipment leases and utilities. In addition, certain of the operating leases assumed by us in the CWA asset acquisition were collateralized by Cable & Wireless plc with letters of credit and guarantees. Such collateral remained in place following the acquisition and we agreed to reimburse Cable & Wireless plc for any payments made under the collateral. Such collateral totals $2.1 million and will be replaced by us on or before July 2007. Our financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In our past experience, no claims have been made against these financial instruments nor do we expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, we determined such financial instruments did not have significant value and have not recorded any related amounts in our condensed consolidated financial statements.

The following table presents our undiscounted contractual cash obligations as of September 30, 2006 (dollars in thousands):

	Payments Due by Period
	Total	Remainder of 2006	2007-2008	2009-2010	Thereafter
Long-term debt (1)	$401,893	$—	$—	$401,893	$—
Asset retirement obligations	46,432	—	4,480	16,779	25,173
Operating leases	328,577	14,402	110,332	85,290	118,553
Capital lease obligations (2)	161,986	3,676	25,727	23,492	109,091
Financing method lease obligation (3)	77,241	1,091	8,948	9,402	57,800
Unconditional purchase obligations	177,253	22,481	57,535	15,763	81,474

Total contractual cash obligations	$1,193,382	$41,650	$207,022	$552,619	$392,091

(1)	Includes interest accrued of $201.9 million over the remaining term of the Subordinated Notes.
(2)	Includes interest payments of $97.0 million over the remaining terms of the capital lease obligations.
(3)	Represents payments over the remaining life of the financing method lease obligation.

CRITICAL ACCOUNTING POLICIES

Share-Based Payments

As of September 30, 2006, we had two share-based compensation plans – the 2003 Plan and the 1999 Stock Option Plan, as amended (the 1999 Plan), collectively referred to herein as the Plans. The Plans provide for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights and cash awards. Any of these awards may be granted as incentives to reward and encourage individual contributions to our company. On July 6, 2006, the compensation committee of our Board of Directors increased the shares authorized under the Plans by 3 million shares, subject to stockholder approval of such increase. As of September 30, 2006 and with such increase, the Plans had 12.1 million shares authorized for grants of share-based instruments.

Stock options generally expire 10 years from the date of the grant and have graded vesting over four years. Restricted stock awards granted to non-employee directors have graded vesting over three years. Restricted stock units granted to certain employees have included performance features and graded vesting expected over periods up to four years. Restricted preferred units granted to certain executives have graded vesting over four years.

We recognize compensation expense over the vesting period for share-based awards. We recognized total non-cash stock-based compensation expense of $7.9 million and $12.5 million during the three and nine months ended September 30, 2006, respectively, and $0.5 million and $0.8 million for the three and nine months ended September 30, 2005, respectively. The majority of these amounts were reflected in selling, general, and administrative expenses in our condensed consolidated statements of operations, with the remainder included in cost of revenue. As of September 30, 2006, we had $112.0 million of unrecognized compensation cost related to unvested stock-based compensation that is expected to be ultimately recognized, which includes 1.1 million restricted stock units, approximately 0.1 million shares of restricted common stock, 3.9 million stock options that have a weighted average exercise price of $28.07 per share, and restricted preferred units for 1.3 million common shares that have a weighted average exercise price of $8.37 per common share. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.5 years.

Prior to January 1, 2006, we accounted for share-based awards under those plans using the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation.” As such, we only recognized compensation cost for share-based awards to the extent such awards were issued with an exercise price below the fair market value of our common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified-prospective transition method. Under such method, compensation cost recognized in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2006 includes a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated for the adoption of SFAS 123(R).

As a result of adopting SFAS 123(R) on January 1, 2006, our net loss for the three and nine months ended September 30, 2006 was $4.8 million and $5.4 million higher, respectively, and basic and diluted loss per common share was $0. 09 and $0.21 higher, respectively, than if we had continued to account for share-based awards under APB 25 and follow the disclosure provisions only of SFAS 123. Prior to and after the adoption of SFAS 123(R), we have not realized the tax benefits of deductions resulting from the exercise of share-based awards due to our history of net operating losses.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions taken or expected to be taken on a tax return. FIN 48 is effective for annual periods beginning after December 15, 2006. We do not believe the adoption of FIN 48 will have a material effect on our consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 provides guidance for using fair value techniques to measure assets and liabilities. The standard also provides for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted. We are currently evaluating the impact of SFAS 157 on our consolidated financial position, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are subject to market risks arising from changes in interest rates that affect our variable rate debt. As of September 30, 2006, we had no outstanding principal amount due under our Revolving Facility. However, amounts available for borrowings under the Revolving Facility would bear interest at LIBOR rates plus an applicable margin. Interest expense on amounts borrowed fluctuates as LIBOR rates fluctuate. The interest rate associated with our Revolving Facility as of September 30, 2006, which had no outstanding balance as of such date, was 8.1%.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2006, that materially affected or is reasonably likely to materially affect the internal controls over financial reporting.

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

We incurred a net loss of $37.1 million for the nine months ended September 30, 2006, $69.1 million in fiscal year 2005, and $148.8 million in fiscal year 2004. We had positive cash flows from operating activities of $77.7 million for the nine months ended September 30, 2006, $62.9 million in fiscal year 2005, and negative cash flows from operations of $26.8 million in fiscal year 2004. We may also have fluctuations in revenues, expenses and losses due to a number of factors including the following:

•	demand for and market acceptance of our hosting, network, media services, industry solutions, and professional services;

•	increasing sales, marketing and other operating expenses;

•	our ability to retain key employees that maintain relationships with our customers;

•	the duration of the sales cycle for our services;

•	the announcement or introduction of new or enhanced services by our competitors;

•	acquisitions we may make;

•	changes in the prices we pay for utilities, local access connections, Internet connectivity and longhaul backbone connections; and

•	the timing and magnitude of capital expenditures, including costs relating to the expansion of operations, and of the replacement or upgrade of our hosting infrastructure.

Accordingly, our results of operations for any period may not be comparable to the results of operations for any other period and should not be relied upon as indications of future performance.

We have experienced revenue losses from reductions in services purchased by customers, price reductions on services and customer turnover in the past and may continue to do so in the future. If we continue to experience such revenue loss without a corresponding growth in new customers or services, our revenues would decrease.

Revenue loss occurs for several reasons, such as individual site reductions in customer networks, price reductions, voluntary termination by customers who choose to switch to a competing service and termination by us for nonpayment of bills or abuse of the network by our customers. While our experience in fiscal year 2005 and the nine months ended September 30, 2006, has been of market pricing stabilizing in some of the services we offer and in some cases increasing, we have experienced revenue loss in the past and, as our customer base grows, these revenue losses may recur. If, in the future, we were to lose a large number of customers without signing contracts with new customers, our revenues would decrease.

A material reduction in revenue from our largest customer, who represented 15% of our revenues in 2005 and 12% of our revenues in the first nine months of 2006, could harm our financial results to the extent not offset by cost reductions or new customers.

Together, Reuters Limited (Reuters) and Telerate, which was acquired by Reuters in 2005, accounted for $100.5 million, or 15%, of our revenue in 2005 compared to $122.0 million, or 20%, of our revenue in 2004, and $66.9 million, or 12%, of our revenue for the first nine months of 2006 compared to $76.5 million, or 15%, of our revenue in the first nine months of 2005. This reduction was primarily due to reduced pricing for certain of our services, the elimination of minimum revenue commitments based on the terms of a new three-year Master Services Agreement with Reuters that we entered into in May 2005, and the reduction in services purchased by Reuters under our contract with Telerate. Under the new Master Services Agreement with Reuters, Reuters no longer has any obligation to purchase a minimum amount of our services, and there are no assurances that Reuters will continue to purchase services from us under this contract. In addition, Reuters, which now owns Telerate will continue to reduce the services that we provide under our contract with Telerate to almost zero over the next six to nine months. The loss of this customer or a significant group of our other customers, or a considerable reduction in the amount of our services that Reuters purchases or a significant group of our customers purchase, could materially reduce our revenues which, to the extent not offset by cost reductions or new customer additions, could materially reduce our cash flows and financial position. This may limit our ability to raise capital or fund our operations, working capital needs and capital expenditures in the future.

Our failure to meet performance standards under our agreements could result in our customers terminating their relationships with us or our customers being entitled to receive financial compensation which could lead to reduced revenues.

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

We depend on a number of third-party providers, and the loss of, or problems with, one or more of these providers may impede our growth or cause us to lose customers.

We are dependent on third-party providers to supply products and services. For example, we lease equipment from equipment providers and we lease bandwidth capacity from telecommunications network providers in the quantities and quality we require. While we have entered into various agreements for equipment and carrier line capacity, any failure to obtain additional equipment or capacity, if required, would impede the growth of our business and cause our financial results to suffer. In addition, our customers that use the equipment we lease or the services of these telecommunication providers may in the future experience difficulties due to failures unrelated to our systems. If, for any reason, these providers fail to provide the required services to our customers or suffer other failures, we may incur financial losses and our customers may lose confidence in our company, and we may not be able to retain these customers.

Our significant indebtedness could limit our ability to operate our business successfully.

We are highly leveraged. As of September 30, 2006, the total principal amount of our debt, including capital and financing method lease obligations and excluding original issue discount, was $371.6 million. We expect our interest expense to be approximately $67.3 million and $74.9 million in 2006 and 2007, respectively, under our current financing arrangements. Our cash debt service obligation for our existing debt as of September 30, 2006, is approximately $14.7 million and $15.1 million in 2006 and 2007, respectively. In February 2004, we issued $200.0 million in Series A Subordinated Notes (Subordinated Notes) that accrued interest at the rate of 12.5% per annum until February 3, 2005, and thereafter at 15% per annum in order to finance our acquisition of the assets of Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc., or collectively CWA, and to provide ongoing funding to its operations and capital expenditures. Interest on the notes accrues on a non-cash basis and is payable semi-annually in additional Series A Subordinated Notes. The notes, which will have an amount payable of $401.9 million, are due on January 30, 2009. Our Revolving Credit Facility and capital lease obligations require monthly and quarterly cash payments for interest. While we do not currently have any outstanding loans under our Revolving Facility, we have borrowing availability of $75.4 million. Our Revolving Credit Facility matures in 2008 and our capital and financing lease obligations have maturities ranging from three to fifteen years. Our level of indebtedness increases the possibility that we may not generate cash sufficient to pay, when due, the outstanding amount of our indebtedness. If we do not have sufficient cash available to repay our debt obligations when they mature, we will have to refinance such obligations, and there can be no assurance that we will be successful in such refinancing or that the terms of any refinancing will be acceptable to us. The amount of our debt also means that we will need to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, reducing the funds available for operations, working capital, capital expenditures, sales and marketing initiatives, acquisitions, and general corporate or other purposes.

We may not be able to secure additional financing on favorable terms to meet our future capital needs.

If we do not have sufficient cash flow from our operations, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. We may not be able to secure additional debt or equity financing on favorable terms, or at all, at the time when we need such funding. If we are unable to raise additional funds, we may not be able to pursue our growth strategy and our business could suffer. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. In addition, any debt financing that we may secure in the future could have restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, if we decide to raise funds through debt or convertible debt financings, we may be unable to meet our interest or principal payments.

We may make acquisitions or enter into joint ventures or strategic alliances, each of which is accompanied by inherent risks.

If appropriate opportunities present themselves, we may make acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

•	the difficulty of assimilating the operations and personnel of the combined companies;

•	the risk that we may not be able to integrate the acquired services, products or technologies with our current services, products and technologies;

•	the potential disruption of our ongoing business;

•	the diversion of management attention from our existing business;

•	the inability to retain key technical and managerial personnel;

•	the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;

•	the difficulty of maintaining controls, procedures and policies;

•	the impairment of relationships with employees, suppliers and customers as a result of any integration;

•	the loss of an acquired base of customers and accompanying revenue; and

•	the assumption of leased facilities, or other long-term commitments that could have a material adverse impact on our profitability and cash flow.

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

The law relating to the liability of private network operators for information carried on, stored or disseminated through their networks is still unsettled. We may become subject to legal claims relating to the content disseminated on our network. For example, lawsuits may be brought against us claiming that material on our network on which someone relied was inaccurate. Claims could also involve matters such as defamation, invasion of privacy, and copyright infringement. In addition, there are other issues such as online gambling where the legal issues remain uncertain. If we need to take costly measures to reduce our exposure to these risks, or are required to defend ourselves against such claims, our financial results could be negatively affected.

Failures in our products or services, including our network and colocation services, could disrupt our ability to provide services, increase our capital costs, result in a loss of customers or otherwise negatively affect our business.

Our ability to implement our business plan successfully depends upon our ability to provide high quality, reliable services. Interruptions in our ability to provide our services to our customers or failures in our products or services, through the occurrence of a natural disaster or other unanticipated problem, could adversely affect our business and reputation. For example, problems at one or more of our data center facilities could result in service interruptions or failures or could cause significant equipment damage. In addition, our network could be subject to unauthorized access, computer viruses, and other disruptive problems caused by customers, employees, or others. Unauthorized access, computer viruses or other disruptive problems could lead to interruptions, delays or cessation of service to our customers. Unauthorized access could also potentially jeopardize the security of confidential information of our customers or our customers’ end-users, which might expose us to liability from customers and the government agencies that regulate us, as well as deter potential customers from purchasing our services. Any internal or external breach in our network could severely harm our business and result in costly litigation and potential liability for us. Although we attempt to limit these risks contractually, there can be no assurance that we will limit the risk and not incur financial penalties. To the extent our customers demand that we accept unlimited liability and to the extent there is a competitive trend to accept it, such a trend could affect our ability to retain these limitations in our contracts at the risk of losing the business. In addition, we may be unable to implement disaster recovery or security measures in a timely manner or, if and when implemented, these measures may not be sufficient or could be circumvented through the reoccurrence of a natural disaster or other unanticipated problem, or as a result of accidental or intentional actions. Resolving network failures or alleviating security problems may also require interruptions, delays or cessation of service to our customers. Accordingly, failures in our products and services, including problems at our data centers, network interruptions or breaches of security on our network may result in significant liability, a loss of customers and damage to our reputation.

Increased energy costs, power outages and limited availability of electrical resources may adversely affect our operating results.

Our data centers are susceptible to regional costs of power and electrical power outages. We attempt to limit exposure to system downtime by using backup generators and power supplies. However, we may not be able to limit our exposure entirely even with these protections in place. In addition, we may not always be able to pass on the increased costs of energy to our customers, which could harm our business. Furthermore, power and cooling requirements at our data centers are increasing as a result of the increasing power demands of today’s servers. Since we rely on third parties to provide our data centers with power sufficient to meet our customers’ power needs, and we generally do not control the amount of power drawn by our customers, our data centers could have a limited or inadequate amount of electrical resources. This could adversely affect our relationships with our customers and hinder our ability to run our data centers, which could harm our business.

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

For the nine months ended September 30, 2006, 16% of our total revenue was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

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

Risks Related to Our Industry

The markets for our hosting, network, professional and digital content services are highly competitive, and we may not be able to compete effectively.

The markets for our hosting, network, professional and digital content services are extremely competitive, and there are few significant barriers to entry. We expect that competition will intensify in the future, and we may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully in these markets. Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and greater market presence, engineering and marketing capabilities and financial, technological and personnel resources than we do. As a result, as compared to us, our competitors may:

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

We have experienced and expect to continue to experience pricing pressure for some of the services that we offer. Prices for voice, wireless, and Internet services have decreased in recent years, and we expect significant price declines in the future. In addition, by bundling their services and reducing the overall cost of their services, telecommunications companies that compete with us may be able to provide customers with reduced communications costs in connection with their hosting, data networking or Internet access services, thereby significantly increasing pricing pressure on us. We may not be able to offset the effects of any such price reductions even with an increase in the number of our customers, higher revenues from enhanced services, cost reductions or otherwise. In addition, we believe that the data networking and VPNs and Internet access and hosting industries are likely to continue to encounter consolidation which could result in greater efficiencies in the future. Increased price competition or consolidation in these markets could result in erosion of our revenues and operating margins and could prevent us from becoming profitable. Furthermore, in recent months, these larger consolidated telecommunication providers have indicated that they want to start charging companies delivering services over the Internet for access to connected customers. If these providers are able to charge companies such as us for this, our costs will increase, and this could impact our results of operations.

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

New technologies or industry standards have the potential to replace or provide lower cost alternatives to our hosting, networking and Internet access services. The adoption of such new technologies or industry standards could render our technology and services obsolete or unmarketable or require us to incur significant capital expenditures to expand and upgrade our technology to meet new standards. We cannot guarantee that we will be able to identify new service opportunities successfully, or if identified, be able to develop and bring new products and services to market in a timely and cost-effective manner. In addition, we cannot guarantee that services or technologies developed by others will not render our current and future services non-competitive or obsolete or that our current and future services will achieve or sustain market acceptance or be able to address effectively the compatibility and interoperability issues raised by technological changes or new industry standards. If we fail to anticipate the emergence of, or obtain access to a new technology or industry standard, we may incur increased costs if we seek to use those technologies and standards, or our competitors that use such technologies and standards may use them more cost-effectively than we do.

The data networking and Internet access industries are highly regulated in many of the countries in which we currently operate or plan to provide services, which could restrict our ability to conduct business in the United States and internationally.

We are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions. Future regulatory, judicial and legislative changes may have a material adverse effect on our ability to deliver services within various jurisdictions. For example, the European Union enacted a data retention scheme that, once implemented by individual member states, will involve requirements to retain certain IP data that could have an impact on our operations in Europe. Moreover, national regulatory frameworks that are consistent with the policies and requirements of the World Trade Organization have only recently been, or are still being, put in place in many countries. Accordingly, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market. As a result, in these markets we may encounter more protracted and difficult procedures to obtain licenses.

Within the United States, the U.S. government continues to evaluate the data networking and Internet access industries. The Federal Communications Commission, or FCC, has a number of on-going proceedings that could impact our ability to provide services. For example, the FCC recently determined that the Communications Assistance for Law Enforcement Act applies to facilities-based broadband access providers. Such regulations and policies may complicate our efforts to provide services in the future. Our operations are dependent on licenses and authorizations from governmental authorities in most of the foreign jurisdictions in which we operate or plan to operate and, with respect to a limited number of our services, in the United States. These licenses and authorizations generally will contain clauses pursuant to which we may be fined or our license may be revoked on short notice. Consequently, we may not be able to obtain or retain the licenses necessary for our operations.

Risks Related to Our Common Stock

We are controlled by parties whose interests may not be aligned with yours.

Investment partnerships sponsored by Welsh, Carson, Anderson & Stowe (Welsh Carson) own approximately 55% of our outstanding voting stock, and hold approximately $166.1 million of our Series A Subordinated Notes as of September 30, 2006. Furthermore, the Series A Subordinated Notes contain provisions relating to a change of control of our company. These factors, among others, could result in decisions concerning our operations or financial structure that may present conflicts of interest between Welsh Carson and its affiliates and our other common stockholders.

Sales of a significant amount of our common stock in the public market could reduce our stock price and impair our ability to raise funds in new stock offerings.

We have approximately 51.3 million shares of common stock outstanding as of October 27, 2006. The holders of 42.1 million shares of our common stock are also entitled to certain registration rights. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline. Those sales also might make it more difficult for us to sell equity and equity-related securities in the future at a time and at a price that we consider appropriate.

Our stock price is subject to significant volatility.

Since September 2005 until the present, the price per share of our common stock has ranged from a high of $32.59 per share to a low of $7.80 per share. Our stock price has been and may continue to be subject to significant volatility due to sales of our securities by significant shareholders and the other risks and uncertainties described or incorporated by reference herein. The price of our common stock may also fluctuate due to conditions in the technology industry or in the financial markets generally.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2006, we issued 243,073 shares of common stock upon the exercise of outstanding warrants. The warrants were issued on a cashless basis and the issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to section 3(a)(9) thereof. In July and August of 2006, we granted options to purchase 3.4 million shares of our common stock pursuant to our 2003 Incentive Compensation Plan with the exercise prices between $25.09 and $30.01 per share. These issuances were effected in transactions exempt from the registration requirements of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On August 29, 2006, the Compensation Committee approved a form of employment, confidentiality, severance and non-competition agreement for executives.

The agreement generally provides that, if an executive’s employment is terminated by us other than for cause or by the executive for good reason, the executive will receive 12 months of salary continuation, a prorated annual bonus for the year in which the termination occurs at the discretion of the Compensation Committee, and 12 months of medical coverage. The agreement also generally provides that, if within 12 months following a change in control (as defined in the agreement), the executive’s employment is terminated by us other than for cause or by the executive for good reason, the executive will receive the compensation described above and the executive’s existing equity awards will vest in full. In addition, the agreement contains non-competition and non-solicitation provisions that extend through the first anniversary of termination of employment, regardless of the reason for termination.

The form of the agreement is included as Exhibit 10.3 to this quarterly report and the above description is qualified in its entirety by reference to such form.

In addition, on November 1, 2006, the Compensation Committee approved an increase in the annual base salary of James Mori, a named executive officer and our company’s Managing Director- Americas, from $250,000 to $270,000, effective as of October 1, 2006. The increase in base salary was part of our annual compensation review process for all employees.

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit Index Number	Exhibit Description	Filed with the Form 10-Q	Incorporated by Reference
			Form	Filing Date with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1	November 12, 1999	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	January 31, 2000	3.2

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 14, 2002	3.3

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 13, 2004	3.4

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 5, 2005	3.5

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant		8-K	June 7, 2006	3.1

3.7	Amended and Restated Bylaws of the Registrant		10-Q	May 15, 2003	3.4

4.1	Form of Common Stock Certificate		S-1/A	January 31, 2000	4.1

4.2	Form of Series A Subordinated Note		8-K	February 25, 2004	4.12

10.1*	First Amendment to Employment Agreement dated as of August 31, 2006, between Philip J. Koen and Registrant.	X

10.2*	Second Amendment to Employment Agreement dated as of August 31, 2006, between Jonathan C. Crane and Registrant.	X

10.3*	Form of Employment, Confidentiality, Severance and Non-Competition Agreement.	X

10.4*	Employment Agreement dated October 1, 2006, between Jeffrey H. Von Deylen and Registrant.		8-K	September 29, 2006	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVVIS, Inc.

Date: November 1, 2006	By:	/s/ Philip J. Koen
Philip J. Koen
Chief Executive Officer
(principal executive officer)

Date: November 1, 2006	By:	/s/ Jeffrey H. Von Deylen
Jeffrey H. Von Deylen
Chief Financial Officer
(principal financial officer and principal accounting officer)