Form 10-K
period 2006-12-31
SAVVIS, Inc.
filed 2007-02-26
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

(314) 628-7000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2006, was approximately $282,306,330.

The number of shares of the registrant’s common stock outstanding as of February 22, 2007 was 52,208,152.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Portions of the definitive proxy statement for the 2007 Annual Meeting of Stockholders to be held on May 10, 2007, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

SAVVIS, INC.

REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS.

Overview

We provide integrated hosting, network, digital content, and professional services through our end-to-end global information technology, or IT, infrastructure to businesses around the world and to U.S. federal government agencies. Our services are designed to offer a flexible, comprehensive IT solution that meets the specific business and infrastructure needs of our customers. Our suite of products can be purchased on an individual basis, in various combinations, as part of a total or partial outsourcing arrangement, or on a utility, or “on demand,” basis. Our point solutions meet the specific needs of customers who require control of their physical assets, while our utility solution provides customers with on-demand access to our services and infrastructure without the upfront capital costs. By outsourcing significant elements of their network and IT infrastructure needs, our customers are able to focus on their core business while we ensure the performance of their IT infrastructure. We have approximately 4,600 customers across all industries with a particular emphasis in the financial services, media and entertainment, retail, and the U.S. federal government sectors.

We were incorporated in Delaware in 1998. Our principal executive offices are located at 1 SAVVIS Parkway, Town & Country, Missouri 63017 and our telephone number is (314) 628-7000. Our Internet site is at http://www.savvis.net. We are not including the information contained on our website as part of, or incorporating it by reference into, this filing. We make available to the public on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission, or SEC. Our reports filed with, or furnished to, the SEC are also available on the SEC’s website at http://www.sec.gov.

Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company,” and “SAVVIS” refer to SAVVIS, Inc. and its subsidiaries.

Our Services

Our primary products and services include the following: (i) Hosting services; (ii) Managed Internet Protocol Virtual Private Network, or Managed IP VPN services; (iii) Other Network Services; and (iv) Digital Content Services.

Hosting services provide the core facilities and network infrastructure to run business applications and provide data storage and redundancy services. Our Hosting services are comprised of Colocation, Managed Hosting, Utility Computing, and Professional Services which allow our customers to choose the amount of IT infrastructure they prefer to outsource to support their business applications. Customers can scale their usage of our services as their own requirements grow and as the benefits of outsourcing IT infrastructure management become more apparent.

•

Colocation is designed for customers seeking data center space and power for their server and networking equipment needs. We manage 24 data centers located in the United States, Europe, and Asia with approximately 1.4 million square feet of gross raised floor space, providing our customers around the world with easy access to their equipment. Our colocation services are priced based on the power and space needs of our customers and market conditions at the time contracts are executed. We believe that our historical contracted prices are below market for some of our occupied colocation space, providing us with an opportunity to increase our Hosting revenue from colocation services while only marginally increasing our related expenses. Customers who choose not to pay the higher, market rates for colocation may move out of our data centers, freeing space for customers willing to pay market rates or choosing our Managed Hosting services.

•

Managed Hosting services provide an outsourced solution for a customer’s server and network equipment needs. In providing our Managed Hosting services, we deploy industry standard hardware and software platforms which are installed in our data centers to deliver the services necessary for running our customers’ applications. We provide our Managed Hosting services, including all the technology and operations support, on a monthly fee basis. This allows our customers to benefit from a secure infrastructure without incurring the capital expense and ongoing operations, personnel, and systems costs of owning and managing their own infrastructure.

•

Utility Computing provides customers with an applications platform that delivers on-demand scalability of an entire range of IT infrastructure at lower total cost than found with traditional service provider models. We achieve this combination of lower cost and better service through the use of virtualization technology. Whereas IT infrastructure services have traditionally been provided by discrete hardware components, advances in virtualization technology and software have enabled us to provide a broad range of functionality without the challenges of implementing and managing discrete components. Not only does this enable us to improve our own asset utilization, it also results in our ability to dynamically configure services to meet customer requirements with a utility model. Through our managed network, we provide connectivity between the customer and the Utility Computing platform housed in our data centers. This connectivity allows customers to purchase from us the application, storage, security, and other services they require on an “on demand” basis. With our Utility Computing solution, our customers pay only for the services they currently need, while maintaining the ability to scale up or down to meet their changing business needs.

•

Professional Services are provided through our skilled personnel who assist our customers in getting maximum value out of our service offerings. We offer assistance and consultation in security, web-based applications, business recovery, program management, infrastructure, and migration. Our professional services organization assists our customers with assessing, designing, developing, implementing, and managing outsourcing solutions.

Managed IP VPN service is a fully managed, end-to-end solution that includes all hardware, management systems, and operations to transport an enterprise’s video and data applications. Customers that purchase this service are generally global enterprises seeking to communicate more cost effectively in a secure environment among their multiple locations around the world.

Other Network Services include Internet access and private line services to enterprises and wholesale carrier customers. We offer Tier 1 Internet services in the United States, Europe and Asia that are managed, unmanaged, or integrated with our IP VPN, and a High Speed Layer-2 VPN which over time will provide many of the same capabilities that our IP VPN delivers today including fully-meshed connectivity between customer sites for improved reliability, efficiency, and security.

Digital Content Services is a managed infrastructure specifically optimized for the creation, production, and distribution of digital content. These services help customers manage, share, store, and distribute their digital content. On January 22, 2007, we completed the sale of substantially all of the assets related to our digital content services to Level 3 Communications, Inc., or Level 3. The assets we sold to Level 3 were primarily assets that we used to provide streaming and caching services. We continue to provide managed infrastructure for the creation, production, and distribution of digital content under our Wam!Net trademark and we continue to act as a reseller of certain services that we sold to Level 3.

Our Strategy

We are implementing a series of strategic initiatives designed to grow our business and maximize our financial performance. These strategic initiatives include:

•

Leverage our data centers and global network. We currently operate 24 data centers and an extensive global network, which we expect will provide us with significant operating leverage as we increase the amount of our revenue that is derived from managed services. By supplementing and replacing existing customers that purchase only basic colocation or network services with enterprise customers that purchase our higher priced managed services, we expect to be able to increase the revenues we derive from these data centers. On December 19, 2006, we announced plans to upgrade our network to a next-generation Internet Protocol, or IP network, and we expect to begin offering services over the network in mid-2007. In addition, on December 26, 2006, we announced plans to develop four new data centers, with the intention of opening them in the fourth quarter of 2007. In total, upon completion, the four centers will add approximately 180,000 square feet of gross raised floor space and will enable us to sell additional colocation and managed hosting services.

•

Price according to market conditions. Prices for colocation services have increased as the demand for data center space in large markets has created relative scarcity in the past 18 months. Many of our existing colocation customers contracted with us for services when demand for colocation and the price for colocation services was low, specifically during the last IT industry down cycle. We believe that as these contracts expire, we will be able to replace them with market rate contracts, thereby growing our Hosting revenue from colocation services while only marginally increasing our related expenses.

•

Offer broad integrated comprehensive services. Our broad, integrated, comprehensive offering of IT services allows us to act as a full service provider to our customers. Unlike most of our competitors who have limited or single service offerings, we offer a full range of solutions, including computing, storage, applications, network, and hosting. Our full service orientation creates incremental revenue growth as customers seek to minimize the number of outside vendors and demand “one-stop” service providers.

•

Target the right customers. We specifically target customers that we believe will receive the most economic gain from using our technology. Many mid-size businesses have traditionally outsourced single IT service offerings, such as network services or hosting services, and have continued to own and manage portions of their IT infrastructure themselves. These businesses can lower the overall cost of their IT operations while improving the quality of their IT systems by purchasing our managed services and outsourcing the majority of their IT services. We believe that pursuing these customers will allow us to increase revenues as these customers purchase our higher margin services while at the same time reducing their overall IT costs.

•

Move our customers up the value chain. We offer a broad portfolio of IT services that can be used as part of a total IT infrastructure outsourcing solution for our customers. Despite our full service offerings, many of our existing customers contract with us to provide only specific commodity services such as bandwidth, space, and power. Our strategy is to offer our existing customer base an attractive migration path to managed services, which enables us to achieve higher margins than traditional commodity services and higher levels of customer retention.

Our Infrastructure

We provide our services through our global infrastructure that extends to 39 countries and includes:

•	24 Data Centers in the United States, Europe, and Asia with approximately 1.4 million square feet of gross raised floor space;

•	Managed IP Network with over 22,000 endpoints around the world;

•	Tier 1 OC-192 Internet Backbone with over 17,000 miles of fiber; and

•	Operations Support System, or OSS, which provides automated provisioning, end-to-end management, and integration with commercial element management systems.

We have combined our global infrastructure with our virtualization and automation technologies to allow us to offer our services as part of a total outsourcing solution or on a utility services basis. By applying our virtualization technology to our servers, storage, security, and network devices, we are able to offer customers connected to our network access to a suite of services on an on-demand or “utility” basis, without the customer having to purchase, install, and configure equipment, and with the ability to easily scale the infrastructure to meet evolving customer requirements.

For information regarding our revenue and long-lived assets by geographic region, see Note 19 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Industry Trends

The IT strategy for many businesses has been increasingly focused on reducing costs, improving responsiveness to a changing business environment, and focusing resources on projects that deliver competitive advantages. While IT capabilities were often viewed as competitive advantages in the past, many businesses now recognize that a large part of their IT infrastructure no longer provides a strategic or financial advantage. As the core functions of IT, such as data storage, processing, and transport, have become commonplace throughout all industries, these functions have become routine and increasingly thought of as simply costs of doing business. Many businesses are also recognizing the high cost and inefficiency of managing IT themselves, including the difficulties of upgrading technology, training and retaining skilled personnel with domain expertise, and matching IT costs with actual benefits. Given these trends in IT strategy, budget constraints, and inefficient use of resources, businesses often look to outsource significant parts of their IT functions to trusted partners so they can focus on the areas that still provide competitive advantages, such as customer or industry-specific applications.

Most businesses today will consider outsourcing when reviewing their IT strategies, however, traditional outsourcing approaches do not often provide meaningful strategic, operational or financial benefits as many outsourcers simply operate a customer’s infrastructure without fundamentally changing or updating the underlying technology or the way the infrastructure is managed. For example, an outsourcer may run the customer’s current IT systems more efficiently, but because they use legacy technology, the customer will likely not achieve the benefits of an operating infrastructure utilizing the best of breed hardware, software, and IT research and development.

Our solution is to provide managed and utility infrastructure services that enable customers to improve the quality and lower the cost of their IT operations and increase the availability and flexibility of their IT systems. In addition, our solution allows our customers to have visibility and control of their application performance while shifting them from a corporate model based on large capital investments for buying, maintaining, and depreciating IT assets to a pay-as-you-go service model that allows customers to scale up or down their IT infrastructure as their business requirements change. Our approach enables us to be a flexible and scalable partner to our customers that can provide tailored, end-to-end IT infrastructure solutions on demand.

Customers

We currently provide services to approximately 4,600 customers. Reuters Limited represented 11% of our revenue in 2006. No other individual customer accounted for more than 10% of our revenue during 2006.

Our contracts with our customers are typically for one to three years in length. Many of our customer contracts contain service level agreements that provide for service credits if we fail to maintain defined and specific quality levels of service.

Sales and Marketing

We reach potential new customers and sell new services to our existing customers through our direct sales force, channel partners, and marketing programs.

Direct Sales. We have approximately 230 sales professionals working directly with our customers. Our direct sales force uses a “solution selling” approach to understand a customer’s IT infrastructure requirements. Once an opportunity is identified with a new or existing customer, we engage product and engineering experts to design the final solution. All direct sales representatives take part in an extensive training program designed to develop in-depth consultative selling skills.

Channel Partners. We partner with agents and resellers who either sell our products themselves or refer business to our direct sales force. Channel partners are selected based on the strength of their customer relationships and their ability to complement our solution portfolio to deliver maximum value to a customer.

Marketing. We are a business-to-business company whose marketing programs are targeted at information technology executives, as well as line of business and finance executives. We use marketing campaigns to increase brand awareness, generate leads, accelerate the sales process, retain existing customers, and promote new products to existing and prospective customers. We place print advertisements in trade journals, newspapers, and special-interest publications. We participate in industry conferences and trade shows. We use direct mail, e-newsletters, surveys, telemarketing, Internet marketing, on-line and on-site seminars, collateral materials, and welcome kits to communicate with existing customers and to reach potential new customers. Our employees author and publish articles about industry trends and our services. Additionally, we work closely with industry analysts and the press so that they understand and can communicate the value of our services.

Competition

Our competition ranges from very large telecommunications companies, hardware manufacturers, and system integrators that support the in-house IT operations for a business or offer outsourcing solutions, to smaller point solutions companies that sell individual IT services or solutions to selected industries, as follows:

Traditional Telecommunications Companies. This category includes companies such as AT&T Inc., Verizon Communications, Inc., and Sprint Nextel Corporation. These traditional carriers have used their legacy voice and data business to expand into IP VPN and hosting services.

Large Scale Systems Integrators. Leading companies in this category include IBM and Electronic Data Systems Corporation, or EDS. These companies tend to focus on large scale, long-term systems integration projects and outsourcing contracts that include hiring a large portion of the client’s staff.

Internet Infrastructure Service Providers. Companies such as Equinix, Inc., Rackspace, Ltd., and Internap Network Services Corporation are included in this category. These companies tend to focus on one part of Internet infrastructure service such as colocation or Internet access.

Bandwidth Providers. Companies in this space, such as Level 3 Communications, focus on providing unmanaged network connections to businesses that want to build and manage their own wide area data networks. This sector of the industry is price sensitive and customer costs for switching services are low.

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

Regulatory Analysis by Service Type

We provide a portfolio of flexible, integrated, managed, and global outsourced technology infrastructure services that can be purchased individually or in combination to support a broad range of business applications. Our portfolio includes a full range of managed communications that we market under various trade names. Our communications-related services that are, or may be, subject to regulation include Hosting, Managed IP VPN, high bandwidth Internet access, and private line services.

Hosting

The hosting services that we currently provide in the United States and other countries are generally not considered telecommunications service. Hosting is a relatively new product offering in most countries and therefore, in general, communications regulations do not specifically address it. However, recent regulations, including regulations concerning data protection, may be applicable to the hosting industry, and in the future, as this industry grows, governments may adopt additional rules regulating it or promulgate new interpretations of existing rules.

Managed IP VPN

The core of our Managed IP VPN business is providing managed data networking services to corporate customers. Where required, we are authorized by law, individual license, general authorization obtainable by simple notification or declaration, or by an automatic “class” license to provide these services in all countries in which we expect to generate significant revenue from these services. This includes the United States, United Kingdom, and Japan, as well as other major markets in North America, the European Union, or EU, and Asia. We believe that we have all material licenses or authorizations necessary to run our business. If we identify the need for any additional licenses or authorizations, we intend to acquire such licenses or authorizations.

High Bandwidth Internet Access

The high bandwidth Internet access services that we offer generally do not require any authorization beyond those that may be required for managed data networking services and value-added services. In many countries, Internet services are less heavily regulated than other enhanced data services. However, because Internet and Internet Protocol, or IP, technology remain a relatively recent development, regulations concerning Internet access remain vague and unclear in many countries, including the United States. For example, the Federal Communications Commission, or FCC, in the United States has issued a series of decisions in recent years imposing various regulatory obligations on certain providers of IP-based services. Any additional regulations, or new interpretations of existing regulations, in the United States or other countries concerning Internet access and potential liabilities for providers of Internet access services could result in additional burdens and changes in the way we conduct business. For example, there is a risk that customers may attempt to use our network to access the Internet in countries that may prohibit or restrict such access or, while accessing the Internet, may create or view content or engage in other activities that certain countries may wish to prohibit or restrict. Where possible, we may seek to limit our risk of liability by discontinuing such access if measures are taken or threatened by the pertinent authorities to restrict the use of our network for these purposes.

Private Line Services

We provide domestic and international private line services between the United States and the United Kingdom and between the United States and other locations in Europe and Asia where we have nodes to accommodate the service. This service consists of a direct dedicated connection between fixed points. Private line services are regulated in the United States as well as in other countries. We believe we have obtained all material authorizations necessary to provide these services. If we identify the need for any additional license or authorization, we intend to acquire such license or authorization.

U.S. Regulatory Matters

Many of our existing services are generally not regulated by the FCC or any other government agency of the United States or public utility commissions of the individual states, other than regulations that apply to businesses generally, although our private line service is generally regulated as a telecommunications service. As implemented by rules, policies, and precedents issued by the FCC, the Telecommunications Act of 1996 regulates the provision of “telecommunications services” and generally exempts “information services” and “non-common carrier services” from its regulation. We believe that many of the products and services we offer, whether on a facilities or resale basis, generally qualify as information services or non-common carrier services and hence are not subject to federal regulation. However, in light of ongoing FCC proceedings and developing FCC case law, it is possible that some or all of the information services that we provide should or will become subject to certain regulatory requirements.

International Regulatory Matters

Our principal markets outside the United States include countries in the EU and the Asia Pacific Rim. We have network operation centers in the United Kingdom, Japan, and Singapore. As is true in the United States, the market for our services in each of the major economies within these regions is open to foreign competition. We believe that we are authorized to provide our services under the applicable regulations in all countries where we derive substantial business. In certain countries throughout Asia, Latin America, the Middle East and Africa, regulatory and market access barriers, including foreign ownership limitations and entrenched monopolies, continue to prevent us from providing services directly to customers. As our business plan does not contemplate our selling a significant amount of services in any of these countries in the near term, we do not believe that our inability to offer services directly to customers in these countries will impact us significantly. Nevertheless, in many of the highly regulated countries in these regions, we partner with local providers to provide certain services indirectly to our customers.

INTELLECTUAL PROPERTY

We protect certain proprietary aspects of our business with a combination of patent, trademark, trade secret, copyright, and other intellectual property laws. We have a number of United States and international patents protecting aspects of our technology, and we are currently pursuing additional patent applications in the United States and internationally. We have registered trademarks for our business name and several product and service names and marketing slogans. In addition, we have applied for trademark protection for various products, services and marketing slogans. We have also registered various Internet domain names in connection with the SAVVIS public website.

Although we consider our intellectual property rights to be valuable, we do not believe that the expiration of any single patent, service mark or trademark would materially affect our consolidated results of operations.

EMPLOYEES

As of December 31, 2006, we employed 2,166 full-time persons, of which 1,043 were engaged in engineering, global operations and customer service; 173 in product development and product engineering; 661 in sales, sales support, product management, and marketing; and 289 in finance and administration. None of our employees are represented by a labor union. We believe our relationship with our employees is good.

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

Risks Related to Our Business

We have a history of net losses and we may continue to incur net losses.

We incurred a net loss of $44.0 million for the year ended December 31, 2006, $69.1 million in the year ended December 31, 2005, and $148.8 million in the year ended December 31, 2004. We had positive cash flows from operating activities of $118.7 million for the year ended December 31, 2006 and $62.9 million in the year ended 2005, and negative cash flows from operations of $26.8 million in the year ended 2004. We may also have fluctuations in revenues, expenses and losses due to a number of factors including the following:

•	demand for and market acceptance of our Hosting and Managed IP VPN products;

•	increasing sales, marketing and other operating expenses;

•	our ability to retain key employees that maintain relationships with our customers;

•	the duration of the sales cycle for our services;

•	the announcement or introduction of new or enhanced services by our competitors;

•	acquisitions we may make;

•	changes in the prices we pay for utilities, local access connections, Internet connectivity and longhaul backbone connections; and

•	the timing and magnitude of capital expenditures, including costs relating to the expansion of operations, and of the replacement or upgrade of our network and hosting infrastructure.

Accordingly, our results of operations for any period may not be comparable to the results of operations for any other period and should not be relied upon as indications of future performance.

A material reduction in revenue from our largest customer, who represented 15% of our revenues in 2005 and 11% of our revenues in 2006, could harm our financial results to the extent not offset by cost reductions or additional revenue from new or other existing customers.

Together, Reuters Limited and Telerate, which was acquired by Reuters in 2005, or Reuters, accounted for $87.6 million, or 11%, of our revenue in 2006 compared to $100.5 million, or 15%, of our revenue in 2005. This reduction was primarily due to reduced pricing for certain of our services, the elimination of minimum revenue commitments based on the terms of a new three-year Master Services Agreement with Reuters that we entered into in May 2005, and the reduction in services purchased by Reuters under our contract with Telerate. Under the new Master Services Agreement with Reuters, Reuters no longer has any obligation to purchase a minimum amount of our services, and there are no assurances that Reuters will continue to purchase services from us under this contract. In addition, Reuters, will continue to reduce the services that we provide under our contract with Telerate to almost zero over the next six months, and we expect that Reuters will account for less than 10% of our revenue in 2007. The loss of this customer or a significant group of our other customers, or a considerable reduction in the amount of our services that Reuters purchases or a significant group of our customers purchase, could materially reduce our revenues which, to the extent not offset by cost reductions or new customer additions, could materially reduce our cash flows and financial position. This may limit our ability to raise capital or fund our operations, working capital needs and capital expenditures in the future.

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

We are dependent on third-party providers to supply products and services. For example, we lease equipment from equipment providers and we lease bandwidth capacity from telecommunications network providers in the quantities and quality we require. While we have entered into various agreements for equipment and carrier line capacity, any failure to obtain equipment or additional capacity, if required, would impede the growth of our business and cause our financial results to suffer. In addition, our customers that use the equipment we lease or the services of these telecommunication providers may in the future experience difficulties due to failures unrelated to our systems. If, for any reason, these providers fail to provide the required services to our customers or suffer other failures, we may incur financial losses and our customers may lose confidence in our company, and we may not be able to retain these customers.

Our significant indebtedness could limit our ability to operate our business successfully.

As of December 31, 2006, the total principal amount of our debt, including capital and financing method lease obligations and net of the original issue discount, was $384.4 million. Our interest expense on our debt outstanding as of December 31, 2006, will be approximately $76.4 million in 2007. Our cash debt service obligation on our debt outstanding as of December 31, 2006, will be approximately $17.2 million in 2007. In February 2004, we issued $200.0 million in Series A Subordinated Notes, or Subordinated Notes, that accrued interest at the rate of 12.5% per annum until February 3, 2005, and thereafter at 15% per annum in order to finance our acquisition of the assets of Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc., or collectively CWA, and to provide ongoing funding to its operations and capital expenditures. Interest on the notes accrues on a non-cash basis and is payable semi-annually in additional Series A Subordinated Notes. The notes, which will have an amount payable of $401.9 million, are due on January 30, 2009. Our revolving credit facility and capital lease obligations require monthly and quarterly cash payments for interest. While we do not currently have any outstanding loans under our revolving credit facility, we have borrowing availability of $73.7 million as of December 31, 2006. Our revolving credit facility matures in 2008 and our capital and financing lease obligations have maturities ranging from three to fifteen years. In addition, on December 18, 2006 we entered into a loan agreement with Cisco Systems Capital Corporation which provides for up to $33.0 million of loans to purchase network equipment manufactured by Cisco Systems, Inc. Our level of indebtedness increases the possibility that we may not generate cash sufficient to pay, when due, the outstanding amount of our indebtedness. If we do not have sufficient cash available to repay our debt obligations when they mature, we will have to refinance such obligations, and there can be no assurance that we will be successful in such refinancing or that the terms of any refinancing will be acceptable to us. The amount of our debt also means that we will need to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, reducing the funds available for operations, working capital, capital expenditures, sales and marketing initiatives, acquisitions, and general corporate or other purposes.

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

If appropriate opportunities present themselves, we may make acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

•	the difficulty of assimilating the operations and personnel of the combined companies;

•	the risk that we may not be able to integrate the acquired services, products or technologies with our current services, products and technologies;

•	the potential disruption of our ongoing business;

•	the diversion of management attention from our existing business;

•	the inability to retain key technical and managerial personnel;

•	the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;

•	difficulty in maintaining controls, procedures and policies;

•	the impairment of relationships with employees, suppliers and customers as a result of any integration;

•	the loss of an acquired base of customers and accompanying revenue;

•	the assumption of leased facilities, or other long-term commitments that could have a material adverse impact on our profitability and cash flow; and

•	possible dilution to our stockholders.

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

If we are unable to recruit or retain qualified personnel, our business could be harmed.

We must continue to identify, hire, train and retain IT professionals, technical engineers, operations employees, and sales and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company to grow. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of these personnel. The failure to recruit and retain necessary technical, managerial, sales and marketing personnel could harm our business and our ability to grow our company.

Our failure to implement our growth strategy successfully could harm our business.

Our growth strategy includes expanding our colocation and managed hosting services and upgrading our network to next generation equipment and protocols. Increasing our colocation and managed hosting services depends on our ability to raise prices to existing customers and to lease facilities in the desired markets where there is a demand for these services on commercially reasonable terms. In addition, we have announced plans to upgrade our network equipment and protocols and to develop four new data centers in 2007 as part of our growth strategy. If there are any unplanned delays in either of these initiatives or the cost of implementing these initiatives exceeds our projections, this may harm our financial results. Furthermore, if we experience problems with the performance of our network during our planned upgrade, our customers may be able to receive service credits for their accounts or terminate their contracts with us, which could reduce our revenues. There is no assurance that we will be able to implement these initiatives in a timely or cost effective manner, and this failure to implement our growth strategy could cause our operations and financial results to be negatively impacted.

We may not be able to protect our intellectual property rights.

We rely upon a combination of internal and external nondisclosure safeguards including confidentiality agreements as well as trade secret laws to protect our proprietary rights. We cannot, however, assure that the steps taken by us in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. We also are subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums in litigation, pay damages, develop non-infringing intellectual property, or acquire licenses to the intellectual property that is the subject of the alleged infringement.

We have agreed to certain indemnification obligations, which if we are required to perform may negatively impact our operations.

In connection with our sale of the assets related to our digital content services, we agreed to indemnify the purchaser for certain losses that it may incur due to a breach of our representations and warranties. If we are required to perform such obligations should they arise, this may harm our operations and prevent us from being able to engage in favorable business activities, consummate strategic acquisitions or otherwise fund capital needs.

Difficulties presented by international economic, political, legal, accounting and business factors could harm our business in international markets.

For the year ended December 31, 2006, 16% of our total revenue was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

•	unexpected changes in regulatory, tax and political environments;

•	longer payment cycles and problems collecting accounts receivable;

•	fluctuations in currency exchange rates;

•	our ability to secure and maintain the necessary physical and telecommunications infrastructure;

•	challenges in staffing and managing foreign operations; and

•	laws and regulations on content distributed over the Internet that are more restrictive than those currently in place in the United States.

Any one or more of these factors could adversely affect our business.

Risks Related to Our Industry

The markets for our hosting, network and professional services are highly competitive, and we may not be able to compete effectively.

The markets for our Hosting, Network and Professional Services are extremely competitive. We expect that competition will intensify in the future, and we may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully in these markets. Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and greater market presence, engineering and marketing capabilities and financial, technological and personnel resources than we do. As a result, as compared to us, our competitors may:

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

We have experienced and expect to continue to experience pricing pressure for some of the services that we offer. Prices for Internet services have decreased in recent years and may decline in the future. In addition, by bundling their services and reducing the overall cost of their services, telecommunications companies that compete with us may be able to provide customers with reduced communications costs in connection with their hosting, data networking or Internet access services, thereby significantly increasing pricing pressure on us. We may not be able to offset the effects of any such price reductions even with an increase in the number of our customers, higher revenues from enhanced services, cost reductions or otherwise. In addition, we believe that the data networking and VPNs and Internet access and hosting industries are likely to continue to encounter consolidation which could result in greater efficiencies in the future. Increased price competition or consolidation in these markets could result in erosion of our revenues and operating margins and could have a negative impact on our profitability. Furthermore, these larger consolidated telecommunication providers have indicated that they want to start billing companies delivering services over the Internet a premium charge for priority access to connected customers. If these providers are able to charge companies such as us for this, our costs will increase, and this could affect our results of operations.

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

We enter into peering agreements with Internet Service Providers that allow us to access the Internet and exchange traffic with these providers. Previously, many providers agreed to exchange traffic without charging each other. Recently, however, many providers that previously offered peering have reduced peering relationships or are seeking to impose charges for transit, especially for unbalanced traffic offered and received by us to these peering partners. For example, several network operators with large numbers of individual users claim that they should be able to charge network operators and businesses that send traffic to those users. Increases in costs associated with Internet and exchange traffic could have an adverse effect on our business. If we are not able to maintain our peering relationships on favorable terms, we may not be able to provide our customers with affordable services, which would adversely affect our results from operations.

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

Our financial results will be negatively impacted if the demand for data center space does not continue to increase as more data centers are built.

Recently, the demand for data center space has risen significantly causing the prices that we can charge our customers for our data center space to increase. Due to the increased demand, new data centers have been built in the markets in which we compete. If the demand for data center space in these markets does not continue to increase as these new data centers are built, there will be excess capacity in the marketplace which could lead to lower prices for our services and have a negative impact on our financial results.

Risks Related to Our Common Stock

We are controlled by parties whose interests may not be aligned with yours.

Investment partnerships sponsored by Welsh, Carson, Anderson & Stowe, or WCAS, owned approximately 50.7% of our outstanding voting stock, and hold approximately $169.9 million of our Series A Subordinated Notes as of December 31, 2006. In addition, the Series A Subordinated Notes contain provisions relating to a change of control of our company. These factors, among others, could result in decisions concerning our operations or financial structure that may present conflicts of interest between WCAS and its affiliates and our other common stockholders.

Sales of a significant amount of our common stock in the public market could reduce our stock price and impair our ability to raise funds in new stock offerings.

We have approximately 52.2 million shares of common stock outstanding as of February 22, 2007. As of February 22, 2007, the holders of 24.1 million shares of our common stock are also entitled to certain registration rights. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline. Those sales also might make it more difficult for us to sell equity and equity-related securities in the future at a time and at a price that we consider appropriate.

Our stock price is subject to significant volatility.

Since January 2006 until the present, the closing price per share of our common stock has ranged from a high of $48.53 per share to a low of $10.05 per share. Our stock price has been and may continue to be subject to significant volatility due to sales of our securities by significant stockholders and the other risks and uncertainties described or incorporated by reference herein. The price of our common stock may also fluctuate due to conditions in the technology industry or in the financial markets generally.

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

As of December 31, 2006, we leased 67 facilities occupying approximately 2.8 million square feet of gross floor space worldwide for our corporate offices, sales and administrative offices, warehouses, network equipment, and data centers. The locations and approximate square footage of these facilities by major geographic areas of the world are as follows (in thousands):

Geographic Area	Square Feet of Office Space, Warehouse Space, Network Equipment, and Data Centers
United States	2,698
Europe	122
Asia	24

Worldwide Total	2,844

We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future. The information described above does not include the four new data centers that we plan to open in the United States in 2007.

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

On December 4, 2006, the holders of shares of our capital stock representing a majority of our then outstanding voting power, by written consent without a meeting, authorized an amendment to our Amended and Restated 2003 Incentive Compensation Plan, or the 2003 Plan, to increase the number of shares of common stock reserved for issuance under the 2003 Plan by 3 million shares. This stockholder written consent was executed by the holders of 35,824,387 outstanding shares of our common stock as of December 4, 2006 and became effective on the twenty-first day following the mailing of an information statement on Schedule 14c relating to such amendment.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock, $0.01 par value per share, is traded on the NASDAQ Global Market under the symbol SVVS. Prior to September 1, 2006, our common stock was traded on the NASDAQ Capital Market. The following table lists, on a per share basis for the periods indicated, the high and low closing sale prices for the common stock as reported by NASDAQ.

Quarter Ended	High	Low
March 31, 2006	$22.50	$10.05
June 30, 2006	32.03	21.45
September 30, 2006	32.59	23.91
December 31, 2006	37.82	28.16

March 31, 2005	$17.55	$8.55
June 30, 2005	17.40	6.15
September 30, 2005	18.45	11.85
December 31, 2005	11.85	7.80

All common share information included in the above table reflects the one-for-fifteen reverse stock split that occurred on June 6, 2006.

Holders of the Corporation’s Capital Stock

As of February 22, 2007, there were approximately 366 holders of record of our common stock.

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

Issuer Purchase of Equity Securities

There were no issuer purchases of equity securities in the fourth quarter 2006.

Stockholder Return Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total stockholder return (stock price appreciation plus dividends) on our common stock with the cumulative total return of the NASDAQ Composite Index and a market weighted index of publicly traded peers. The returns are calculated by assuming an investment of $100 in our common stock in each index on December 31, 2001. The publicly traded companies included in the peer group are: Broadwing Corporation, Equinix Inc., WEB Com Inc., and Internap Network Services Corporation.

The points on the graph represent the following numbers:

	December 31, 2001	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006
SAVVIS, Inc.	$100.00	$70.18	$262.28	$203.51	$131.58	$417.66
NASDAQ Composite	100.00	71.97	107.18	117.07	120.50	137.02
Peer Group	100.00	35.69	78.78	57.08	48.12	108.01

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The data for the years ended December 31, 2006, 2005, and 2004 and as of December 31, 2006 and 2005 are derived from our consolidated financial statements included elsewhere in this report. The data for the years ended December 31, 2003 and 2002 and as of December 31, 2004, 2003, and 2002 are derived from audited consolidated financial statements not included in this filing.

	Years Ended December 31,
(dollars in thousands, except share data)	2006	2005	2004(4)	2003	2002
Statement of Operations Data

Total revenues	$763,971	$667,012	$616,823	$252,871	$236,004

Income (loss) from operations	25,450	(3,676)	(96,449)	(86,577)	(70,152)

Net income (loss) before cumulative effect of change in accounting principle (1)	(43,958)	(69,069)	(148,798)	(94,033)	16,704

Cumulative effect of change in accounting principle (2)	—	—	—	—	(2,772)

Basic and diluted loss per common share before cumulative effect of change in accounting principle (1) (3)	$(9.54)	$(9.19)	$(24.54)	$(20.16)	$(9.27)

Cumulative effect of change in accounting principle (2)	—	—	—	—	(0.44)

Basic and diluted loss per common share (1) (2) (3)	$(9.54)	$(9.19)	$(24.54)	$(20.16)	$(9.71)

Other Financial Data

Net cash provided by (used in) operating activities	$118,701	$62,857	$(26,757)	$(285)	$(44,968)

Net cash provided by (used in) investing activities	(87,092)	(56,499)	(146,137)	13,058	(5,669)

Net cash provided by (used in) financing activities	8,433	572	199,467	(15,799)	70,616

Cash dividends per share	—	—	—	—	—

	December 31,
(dollars in thousands)	2006	2005	2004(4)	2003	2002
Balance Sheet Data

Total assets	$467,019	$409,646	$406,250	$124,623	$196,474

Long-term debt (5)	269,436	275,259	171,051	—	—

Capital and financing method lease obligations (6)	114,991	60,486	114,034	56,902	65,149

Other long-term obligations	82,941	80,815	68,606	19,248	10,411

(1)	Includes gains on extinguishment of debt in the amount of $97.9 million in 2002 resulting from our recapitalization in March 2002 and a settlement we negotiated in November 2002.
(2)	Reflects a goodwill impairment charge of $2.8 million recorded in 2002.
(3)

As the effects of including the incremental shares associated with options, warrants, unvested restricted stock, and convertible Series A Convertible Preferred Stock are anti-dilutive, they are not included in the diluted weighted-average common shares outstanding and all common share information included herein reflects the one-for-fifteen reverse stock split that occurred on June 6, 2006.

(4)	The significant changes in 2004 are the result of the CWA asset acquisition on March 5, 2004.
(5)	The significant increase in 2005 is a result of outstanding principal under our Revolving Facility and accrued unpaid interest and principal under our Subordinated Notes.
(6)

The significant decrease in 2005 is a result of our repayment of $53.9 million in outstanding principal and accrued interest under a master lease agreement. The significant increase in 2006 is a result of the financing method obligation of $50.6 million incurred in connection with one of our data centers.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains, in addition to historical information, forward-looking statements within the meaning of the private securities litigation reform act of 1995 that involve risks and uncertainties, including those set forth in the “Business—Risk Factors” section of this report. Our actual results may differ materially from the results discussed in the forward-looking statements. You should read the following discussion together with our consolidated financial statements and the related notes to those financial statements that are included in Part IV, Item 15 of this Annual Report on Form 10-K, beginning on page 45.

EXECUTIVE SUMMARY

SAVVIS, Inc. is a global information technology, or IT services company that provides integrated hosting, network, digital content, and professional services through our end-to-end global infrastructure to businesses around the world and to U.S. federal government agencies. Our solutions are designed to offer a flexible, comprehensive IT solution that meets the specific business and infrastructure needs of our customers. Our suite of products can be purchased on an individual basis, in various combinations, as part of a total or partial outsourcing arrangement, or on a utility, or “on demand,” basis. Our point solutions meet the specific needs of customers who require control of their physical assets, while our utility solution provides customers with on-demand access to our services and infrastructure without the upfront capital costs. By outsourcing significant elements of their network and IT infrastructure needs, our customers are able to focus on their core business while we ensure the performance of their IT infrastructure. We have approximately 4,600 customers across all industries with a particular emphasis in the financial services, media and entertainment, retail and the U.S. federal government sectors.

Our Services

Our primary products and services include the following: (i) Hosting services; (ii) Managed Internet Protocol Virtual Private Network, or Managed IP VPN, services; (iii) Other Network Services; and (iv) Digital Content Services.

Hosting services provide the core facilities and network infrastructure to run business applications and provide data storage and redundancy services. Our Hosting services are comprised of Colocation, Managed Hosting, Utility Computing, and Professional Services, which allow our customers to choose the amount of IT infrastructure they prefer to outsource to support their business applications. Customers can scale their usage of our services as their own requirements grow and as the benefits of outsourcing IT infrastructure management become more apparent.

•

Colocation is designed for customers seeking data center space and power for their server and networking equipment needs. We manage 24 data centers located in the United States, Europe and Asia with approximately 1.4 million square feet of gross raised floor space, providing our customers around the world with easy access to their equipment. Our Colocation services are priced based on the power and space needs of our customers and market conditions at the time contracts are executed. We believe that our historical contracted prices are below market for some of our occupied colocation space, providing us with an opportunity to increase our Hosting revenue from Colocation services while only marginally increasing our related expenses. Customers who choose not to pay the higher, market rates for colocation may move out of our data centers, freeing space for customers willing to pay market rates or choosing our Managed Hosting or Utility Computing services.

•

Managed Hosting services provide an outsourced solution for a customer’s server and network equipment needs. In providing our Managed Hosting services, we deploy industry standard hardware and software platforms which are installed in our data centers to deliver the services necessary for running our customers’ applications. We provide our Managed Hosting services, including all the technology and operations support, on a monthly fee basis. This allows our customers to benefit from a secure infrastructure without incurring the capital expense and ongoing operations, personnel and systems costs of owning and managing their own infrastructure.

•

Utility Computing provides customers with an applications platform that delivers on-demand scalability of an entire range of IT infrastructure at lower total cost than found with traditional service provider models. We achieve this combination of lower cost and better service through the use of virtualization technology. Whereas IT infrastructure services have traditionally been provided by discrete hardware components, advances in virtualization technology and software have enabled us to provide a broad range of functionality without the challenges of implementing and managing discrete components. Not only does this enable us to improve our own asset utilization, it also results in our ability to dynamically configure services to meet customer requirements with a utility model. Through our managed network, we provide connectivity between the customer and the Utility Computing platform housed in our data centers. This connectivity allows customers to purchase from us the application, storage, security and other services they require on an “on demand” basis. With our Utility Computing solution, our customers pay only for the services they currently need, while maintaining the ability to scale up or down to meet their changing business needs.

•

Professional Services are provided through our skilled personnel who assist our customers in getting maximum value out of our service offerings. We offer assistance and consultation in security, web-based applications, business recovery, program management, infrastructure and migration. Our professional services organization assists our customers with assessing, designing, developing, implementing and managing outsourcing solutions.

Managed IP VPN service is a fully managed, end-to-end solution that includes all hardware, management systems and operations to transport an enterprise’s video and data applications. Customers that purchase this service are generally global enterprises seeking to communicate more cost effectively in a secure environment among their multiple locations around the world.

Other Network Services include Internet access and private line services to enterprises and wholesale carrier customers. We offer Tier 1 Internet services in the United States, Europe and Asia that are managed, unmanaged, or integrated with our IP VPN, and a High Speed Layer-2 VPN which over time will provide many of the same capabilities that our IP VPN delivers today including fully-meshed connectivity between customer sites for improved reliability, efficiency, and security.

Digital Content Services is a managed infrastructure specifically optimized for the creation, production, and distribution of digital content. These services help customers manage, share, store, and distribute their digital content. On January 22, 2007, we completed the sale of substantially all of the assets related to our digital content services to Level 3. The assets we sold to Level 3 were primarily assets that we used to provide streaming and caching services. We continue to provide managed infrastructure for the creation, production, and distribution of digital content under our Wam!Net trademark and we continue to act as a reseller of certain services that we sold to Level 3.

Business Trends

Our financial results continue to be affected by competition in our industry. We expect competitive factors in our industry to continue to affect the prices for our services and our results of operations. Price pressures vary by product and service. Prices for certain telecommunications services that we offer have decreased over the past several years. While we may continue to see decreases for some of these telecommunications services due to continued consolidation in the telecommunications industry, there has been some stabilization and some increases in pricing of other services that we offer. For example, pricing for our Hosting Colocation services has increased and is expected to continue to increase in certain markets where there is a shortage of high grade data center space.

Due to the disparity in pricing, growth, and profitability of our products and services, we continue to evaluate our operating structure and focus. We continue to explore strategic options for those services which have experienced relatively slow growth in the past, and instead focus on our Hosting and Managed IP VPN services, which have experienced steady growth over the past year. To that end, on December 23, 2006, we entered into a purchase agreement, or the Purchase Agreement, to sell substantially all of the assets related to our content delivery network, or CDN Assets, to Level 3. Additionally, on December 26, 2006, we announced plans to develop four new data centers, with the intention of opening them in the fourth quarter of 2007. In total, upon completion, the four new data centers will add approximately 180,000 square feet of gross raised floor space. Funding for the development of the four new data centers will come from the sale of the CDN Assets, available cash and debt capacity. We are also planning a $35-40 million investment to upgrade our network in 2007.

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

	Quarters Ended				Years Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	December 31, 2006	December 31, 2005
Revenue	$179,955	$189,597	$193,748	$200,671	$763,971	$667,012
Gross Profit (1)	66,986	72,495	77,264	82,302	299,047	231,464
Gross Margin (1)	37%	38%	40%	41%	39%	35%
Income (loss) from Operations	3,705	6,034	4,085	11,626	25,450	(3,676)

(1)	Excludes depreciation, amortization, and accretion expense which are reported separately.

Revenue

Our revenue grew by 15% during the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase was primarily driven by a $90.2 million increase in our Hosting revenue, with additional increases in Managed IP VPN of $24.2 million. These increases were partially offset by revenue declines from Other Network Services of $4.3 million and Reuters revenue of $12.9 million.

For the fourth quarter of 2006, our revenue increased 4% sequentially compared to the third quarter of 2006. This was due primarily to increases in revenue from Hosting of $6.8 million and Other Network Services of $1.7 million, partially offset by minor declines in Reuters revenue of $0.9 million and Digital Content Services of $0.7 million. Managed IP VPN revenue was relatively flat compared to the third quarter of 2006. We expect revenue from Reuters and Digital Content Services will continue to decline in 2007, with an approximate decrease of $20 million in Digital Content Services revenue due to the sale of the CDN Assets.

Together, Reuters Limited and Telerate, which was acquired by Reuters in 2005, or Reuters, accounted for 10% and 11% of total revenue for the three months and year ended December 31, 2006, respectively, and 14% and 15% for the three months and year ended December 31, 2005. The decrease was primarily due to reduced pricing for certain services that we provide, based on the terms of a three-year Master Services Agreement that we entered into with Reuters in May 2005, and the reduction of services purchased by Reuters under our Telerate contract. We anticipate that revenue from the Telerate contract will continue to decline over the next six months to almost zero as Reuters begins moving Telerate customers from under our contract. We believe we can partially offset this decrease by increasing our revenue from new and existing customers through a number of initiatives including:

•	continuing the strong growth of our managed service offerings by attracting new customers, and moving existing customers from non-managed to our more profitable managed services;

•	capitalizing on the current shortage of colocation space by replacing existing contracts, which were set when the price for colocation services was low, as they expire with market rate contracts; and

•

improving the productivity of our direct sales force by increasing sales force automation and providing more sales support with engineering and product expertise and exploring opportunities to sell additional services to existing customers, including Reuters.

Gross Profit and Gross Margin

We use gross profit, defined as revenue less cost of revenue, excluding depreciation, amortization, and accretion, and gross margin, defined as gross profit as a percentage of revenue, to evaluate our business. Gross profit was $299.0 million for the year ended December 31, 2006, an increase of $67.6 million, or 29%, from $231.5 million for the year ended December 31, 2005. The improvement of gross profit throughout the years ended December 31, 2006 and 2005 reflects our efforts to grow the revenue of our fixed cost hosting services, rationalize network operations, reduce our fixed network costs, and reduce the service costs of our hosting data centers. As a result, gross margin was 39% for the year ended December 31, 2006 compared to 35% for the year ended December 31, 2005.

Income (Loss) from Operations

Income (loss) from operations was $25.5 million for the year ended December 31, 2006, an improvement of $29.1 million, or 792%, compared to a loss of $3.7 million for the year ended December 31, 2005. The improvement was primarily driven by an increase in revenue of $97.0 million as well as the absence of restructuring and integration costs in 2006 of $3.3 million and $2.7 million, respectively. These were partially offset by increases in the following areas: cost of revenue of $29.4 million; sales, general, and administrative expenses of $41.9 million, which includes an increase of $15.1 million of non-cash equity-based compensation due to a change in accounting treatment and additional equity grants in 2006; and depreciation, amortization, and accretion of $2.7 million.

Significant Transactions

Sale of Content Delivery Network Assets

We completed the sale of substantially all of our assets related to our content delivery network services, or CDN Assets, to Level 3 for $135 million, before certain working capital adjustments, and the assumption of certain liabilities on January 22, 2007, pursuant to a Purchase Agreement dated December 23, 2006. The transaction resulted in net proceeds of approximately $125 million after transaction fees and related costs, estimated taxes, and working capital adjustment.

Data Center Development

On December 26, 2006, we announced plans to spend approximately $200 million in 2007 to develop four new data centers to provide businesses with our suite of outsourced Colocation, Managed Hosting, and Utility Computing services. The new data centers will be located in Atlanta, New York, the Washington, D.C. metropolitan area, and in Santa Clara, California, and we intend to open them by the end of the fourth quarter of 2007. In total, upon completion, the four data centers will add approximately 180,000 square feet of gross raised floor space. We plan to reserve approximately 20% of each facility for Managed Hosting and Utility Computing services, offering customers the flexibility to mix, match, and add services within a single facility and across data centers. Funding for the project will come from the sale of the CDN Assets, available cash, and debt capacity.

Network Upgrade

On December 18, 2006, we entered into a Loan and Security Agreement with Cisco Systems Capital Corporation, which is further described in the Liquidity and Capital Resources section of this Annual Report, the proceeds of which will be used to purchase network equipment, or the Equipment, manufactured by Cisco Systems, Inc. The Equipment will be used to upgrade our global infrastructure and expand our ability to deliver our Managed Hosting, Utility Computing, and Managed IP VPN services. We expect to purchase approximately $28 million of the Equipment in 2007.

Revolving Facility Payment

On July 3, 2006, we paid down the outstanding balance on our revolving credit facility, or the Revolving Facility, of $32.0 million plus $0.3 million of related accrued interest. As of December 31, 2006, unused availability under the $85.0 million Revolving Facility, giving effect to outstanding letters of credit of $11.3 million, was $73.7 million.

Financing Method Lease Obligation

On June 29, 2006, our wholly-owned subsidiary purchased two buildings and an adjoining annex previously leased and used for one of our data centers for $13.8 million. Following the purchase, on June 30, 2006, we relinquished title to the buildings and certain leasehold improvements and equipment that we owned at the facility, having an aggregate net book value of $19.9 million, for $50.6 million. Our net proceeds from these transactions, before expenses, were $36.8 million. These transactions are further described in the Liquidity and Capital Resources section of this Annual Report.

Equity Transactions

During the years ended December 31, 2006 and 2005, we entered into various significant equity transactions. These transactions are further described in the Liquidity and Capital Resources section of this Annual Report.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-K does not purport to reflect our future consolidated financial position, results of operations, and cash flows.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Executive Summary of Results of Operations

Revenue increased $97.0 million, or 15%, for the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily as a result of significant increases in Hosting and Managed IP VPN, partially offset by declines in Other Network Services, Digital Content Services, and Reuters revenue. Income from operations improved $29.1 million, or 792%, for the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily as a result of the increase in revenue and the absence of restructuring and integration costs incurred in 2005 of $3.3 million and $2.7 million, respectively. These were offset by increases in: cost of revenue of $29.4 million; sales, general, and administrative expenses of $41.9 million and depreciation, amortization, and accretion of $2.7 million. Net loss before income taxes improved $27.0 million, or 39%, as a result of the factors previously described. Net loss improved $25.1 million or 36% due to the factors previously described but was partially offset by an increase in income tax expense of $1.9 million for the year ended December 31, 2006 compared to the year ended December 31, 2005, respectively.

Revenue. The following table presents diversified revenue by major category and revenue from our largest customer (in thousands):

	Years Ended December 31,
	2006	2005	Dollar Change	Percent Change
Diversified Revenue:
Hosting	$384,691	$294,518	$90,173	31%
Managed IP VPN	136,621	112,449	24,172	21%
Other Network Services	113,461	117,802	(4,341)	(4)%
Digital Content Services	41,583	41,713	(130)	(0)%

Total Diversified Revenue	676,356	566,482	109,874	19%

Reuters Revenue	87,615	100,530	(12,915)	(13)%

Total Revenue	$763,971	$667,012	$96,959	15%

Revenue was $764.0 million for the year ended December 31, 2006, an increase of $97.0 million, or 15%, from $667.0 million for the year ended December 31, 2005. Hosting revenue was $384.7 million for the year ended December 31, 2006, an increase of $90.2 million, or 31%, from $294.5 million for the year ended December 31, 2005. This increase was due primarily to growth in existing services, particularly in our Colocation and Managed Hosting service offerings, and price increases for colocation contracts renewed during 2006. Managed IP VPN revenue was $136.6 million for the year ended December 31, 2006, an increase of $24.2 million, or 21%, from $112.4 million for the year ended December 31, 2005. The increase was mainly attributed to new sales activity and growth in existing services. Other Network Services revenue was $113.5 million for the year ended December 31, 2006, a decrease of $4.3 million, or 4%, from $117.8 million for the year ended December 31, 2005. The decrease was due primarily to unmanaged bandwidth pricing pressures for such services. Digital Content Services revenue was $41.6 million for the year ended December 31, 2006, a decrease of $0.1 million, from $41.7 million for the year ended December 31, 2005. The decrease was due primarily to usage volatility and reduced pricing for content delivery services during the year ended December 31, 2006 compared to the year ended December 31, 2005. Reuters revenue was $87.6 million for the year ended December 31, 2006, a decrease of $12.9 million, or 13%, from $100.5 million for the year ended December 31, 2005. The decline was due primarily to pricing reductions and the reduction in services from Reuters based on the terms of our May 2005 agreement.

Cost of Revenue. Cost of revenue includes costs of leasing local access lines to connect customers to our Points of Presence, or PoPs; leasing backbone circuits to interconnect our PoPs; indefeasible rights of use, or IRU, operations and maintenance; rental costs, utilities, and other operating costs for hosting space; and salaries and related benefits for engineering, service delivery and provisioning, customer service, consulting services and operations personnel who maintain our network, monitor network performance, resolve service issues, and install new sites. Cost of revenue excludes depreciation, amortization, and accretion, which are reported separately. Cost of revenue was $464.9 million for the year ended December 31, 2006, an increase of $29.4 million, or 7%, from $435.5 million for the year ended December 31, 2005. This increase was primarily driven by and expanded cost base to support revenue growth. Gross profit, defined as total revenue less cost of revenue, was $299.0 million for the year ended December 31, 2006, an increase of $67.5 million, or 29%, from $231.5 million for the year ended December 31, 2005. Gross margin, defined as gross profit as a percentage of revenue, increased to 39% for the year ended December 31, 2006 compared to 35% for the year ended December 31, 2005.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses include sales and marketing salaries and related benefits; product management, pricing and support salaries and related benefits; sales commissions and referral payments; advertising, direct marketing and trade show costs; occupancy costs; executive, financial, legal, tax and administrative support personnel and related costs; professional services, including legal, accounting, tax and consulting services; and bad debt expense. Sales, general, and administrative expenses were $196.1 million for the year ended December 31, 2006, an increase of $41.9 million, or 27%, from $154.2 million for the year ended December 31, 2005. Sales, general, and administrative expenses as a percentage of revenue were 26% for the year ended December 31, 2006, compared to 23% of revenue for the year ended December 31, 2005. This increase was primarily driven by a $15.1 million increase in non-cash equity-based compensation resulting from a required change in equity-based compensation accounting and additional equity grants in 2006, and additional costs incurred to support revenue growth.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion expense consists primarily of the depreciation of property and equipment, amortization of intangible assets, and accretion related to the aging of the discounted present value of certain liabilities and unfavorable long-term fixed price contracts assumed in acquisitions. Depreciation, amortization, and accretion expense was $77.5 million for the year ended December 31, 2006, an increase of $2.7 million, or 4%, from $74.9 million for the year ended December 31, 2005.

Net Interest Expense and Other. Interest expense is incurred relative to our Subordinated Notes, Revolving Facility, and our capital and financing method lease obligations. Net interest expense and other was $67.5 million for the year ended December 31, 2006, an increase of $2.1 million, or 3%, from $65.4 million for the year ended December 31, 2005. The increase was due primarily to the compounding of non-cash interest and the amortization of the original issue discount and debt issuance costs associated with the Subordinated Notes of $5.9 million. Net interest expense and other in 2005 also included the write-off of deferred financing costs of $2.7 million associated with the repayment of the GECC capital lease in June 2005, which were absent in 2006. Cash paid for interest was $15.8 million for the year ended December 31, 2006, an increase of $1.0 million, or 7%, from $14.8 million for the year ended December 31, 2005. This increase was primarily driven by interest payments on our financing obligation lease of $2.2 million partially offset by lower interest on our Revolving Facility for the year ended December 31, 2006 compared to the interest rate on the GECC capital lease in the first half of 2005. Management expects payments for cash interest expense to be approximately $17.2 million for 2007, under our current financing arrangements.

Net Loss before Income Taxes. Net loss before income taxes for the year ended December 31, 2006 was $42.1 million, an improvement of $27.0 million, or 39%, from a net loss of $69.1 million for the year ended December 31, 2005, primarily driven by the factors previously described.

Income Taxes. Income taxes for the year ended December 31, 2006 were $1.9 million compared to no expense in the year ended December 31, 2005. This increase was due to the provision for U.S. and state alternative minimum taxes.

Net Loss. Net loss for the year ended December 31, 2006, was $44.0 million, an improvement of $25.1 million, or 36%, from a net loss of $69.1 million for the year ended December 31, 2005, primarily driven by the factors previously described.

Accreted and Deemed Dividends on Series A Convertible Preferred Stock. We record accretion and deemed dividends as a reduction to net loss for earnings per share calculations. In 2006, the Series A Preferred was exchanged for our common stock. A deemed dividend of $240.1 million, representing the difference between the fair market value of the shares issued in the exchange and those convertible pursuant to the original conversion terms, has been included in net loss attributable to common stockholders and in our earnings per share calculations for the year ended December 31, 2006. Accrued and unpaid Series A Preferred dividends totaled $105.8 million as of December 31, 2005, and as a result of the preferred for common exchange completed in June 2006 there were no dividends accrued and unpaid as of December 31, 2006. For the years ended December 31, 2006, 2005, and 2004 the total accreted and deemed dividends attributable to common shareholders for inclusion in earnings per share calculations were $262.8 million, $41.7 million, and $37.2 million, respectively.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Executive Summary of Results of Operations

Our operating results for the year ended December 31, 2005, are not directly comparable to operating results for the year ended December 31, 2004, as the 2004 information includes the operating results of the acquired CWA assets from March 5, 2004, the date of acquisition, through December 31, 2004. Revenue increased $50.2 million, or 8%, for the year ended December 31, 2005 compared to the year ended December 31, 2004, primarily as a result of increases in Hosting Services and Managed IP VPN, partially offset by declines in Digital Content Services, Other Network Services, and Reuters revenue. Loss from operations improved $92.7 million, or 96%, for the year ended December 31, 2005 compared to the year ended December 31, 2004, primarily as a result of the increase in revenue, as well as reductions in cost of revenue of $2.8 million; sales, general, and administrative expenses of $11.9 million; integration costs of $24.9 million; and non-cash equity-based compensation of $9.1 million. This improvement was partially offset by increases in depreciation, amortization, and accretion of $2.9 million and the addition of $3.3 million in net restructuring charges. Net loss improved $79.7 million, or 54%, for the year ended December 31, 2005 compared to the year ended December 31, 2004, as a result of the factors previously described.

Revenue. The following table presents diversified revenue by major category and revenue from our largest customer (in thousands):

	Years Ended December 31,
	2005	2004	Dollar Change	Percent Change
Diversified Revenue:
Hosting	$294,518	$223,917	$70,601	32%
Managed IP VPN	112,449	87,122	25,327	29%
Other Network Services	117,802	137,006	(19,204)	(14)%
Digital Content Services	41,713	46,763	(5,050)	(11)%

Total Diversified Revenue	566,482	494,808	71,674	14%

Reuters Revenue	100,530	122,015	(21,485)	(18)%

Total Revenue	$667,012	$616,823	$50,189	8%

Revenue was $667.0 million for the year ended December 31, 2005, an increase of $50.2 million, or 8%, from $616.8 million for the year ended December 31, 2004. Hosting revenue was $294.5 million for the year ended December 31, 2005, an increase of $70.6 million, or 32%, from $223.9 million for the year ended December 31, 2004. The increase was due primarily to the acquisition of the CWA assets, stabilized pricing, and lower customer churn. Managed IP VPN revenue was $112.4 million for the year ended December 31, 2005, an increase of $25.3 million, or 29%, from $87.1 million for the year ended December 31, 2004. The increase was mainly attributed to new sales activity and growth in existing services. Other Network Services revenue was $117.8 million for the year ended December 31, 2005, a decrease of $19.2 million, or 14%, from $137.0 million for the year ended December 31, 2004. The decrease was due primarily to unmanaged bandwidth pricing pressures for such services. Digital Content Services revenue was $41.7 million for the year ended December 31, 2005, a decrease of $5.1 million, or 11%, from $46.8 million for the year ended December 31, 2004. The decrease was due primarily to usage volatility and reduced pricing for content delivery services during the year ended December 31, 2005 compared to the year ended December 31, 2004. Reuters revenue was $100.5 million for the year ended December 31, 2005, a decrease of $21.5 million, or 18%, from $122.0 million for the year ended December 31, 2004. The decline was due primarily to pricing reductions and the elimination of minimum revenue commitments by Reuters based on the terms of our May 2005 agreement.

Cost of Revenue. Cost of revenue, excluding depreciation, amortization, and accretion, which are reported separately, was $435.5 million for the year ended December 31, 2005, a decrease of $2.6 million, or 1%, from $438.1 million for the year ended December 31, 2004. The decrease was primarily related to the realization of a number of cost-savings initiatives executed during the past 18 months, some of which were synergies realized in connection with the acquired CWA assets. Gross profit, defined as total revenue less cost of revenue, was $231.5 million for the year ended December 31, 2005, an increase of $52.8 million, or 30%, from $178.7 million for the year ended December 31, 2004. Gross profit as a percentage of revenue increased to 35% for the year ended December 31, 2005 compared to 29% for the year ended December 31, 2004, primarily resulting from continued cost-savings initiatives and integration activities achieved through the realization of synergies from the acquired CWA assets.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses were $154.2 million for the year ended December 31, 2005, a decrease of $21.2 million, or 12%, from $175.4 million for the year ended December 31, 2004. Sales, general, and administrative expenses as a percentage of revenue were 23% for the year ended December 31, 2005, compared to 28% of revenue for the year ended December 31, 2004. This improvement was due primarily to the aforementioned cost-savings initiatives.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion expense was $74.9 million for the year ended December 31, 2005, an increase of $2.8 million, or 4%, from $72.1 million for the year ended December 31, 2004. The increase was due primarily to the acquisition of the CWA assets, which significantly increased property and equipment and intangible assets.

Integration Costs. Integration costs represent the incremental costs of combining the acquired CWA assets with SAVVIS, including rationalization of facilities, retention bonuses, and integration consulting by third parties, which provide current or future benefit to the combined company. These costs are direct incremental costs incurred to obtain the synergies of the combined companies. Integration costs were $2.7 million for the year ended December 31, 2005, a decrease of $25.0 million, or 90%, from $27.7 million for the year ended December 31, 2004. These costs in 2005 included $1.7 million for payroll costs and stay bonuses and $1.0 million for PoP consolidation and network restructuring. For the year ended December 31, 2004, these costs primarily included $7.5 million for specific contractual costs enumerated in the CWA asset purchase agreement; $3.0 million for consulting services related to integration; $6.2 million for payroll costs and stay bonuses; $5.4 million for PoP consolidation and network restructuring; and $4.6 million for rationalization and migration from rejected vendor circuits.

Net Interest Expense and Other. Interest expense is incurred relative to our Subordinated Notes, Revolving Facility, and our capital lease obligations. Net interest expense and other was $65.4 million for the year ended December 31, 2005, an increase of $13.1 million, or 25%, from $52.3 million for the year ended December 31, 2004. The increase was due primarily to the compounding of non-cash interest and the amortization of the original issue discount and debt issuance costs associated with the Subordinated Notes of $9.3 million and the addition of $2.9 million in interest and amortization of debt issuance costs related to the $85.0 million Revolving Facility. Cash paid for interest was $14.8 million for the year ended December 31, 2005, an increase of $12.5 million, or 543%, from $2.3 million for the year ended December 31, 2004. This increase relates primarily to interest payments on our Revolving Facility of $1.7 million as well as interest payment on our noncurrent capital lease obligations of $10.6 million.

Net Loss. Net loss for the year ended December 31, 2005, was $69.1 million, an improvement of $79.7 million, or 54%, from a net loss of $148.8 million for the year ended December 31, 2004, primarily driven by the factors previously described.

LIQUIDITY AND CAPITAL RESOURCES

Executive Summary of Liquidity and Capital Resources

As of December 31, 2006, our cash and cash equivalents balances totaled $98.7 million. We generated $118.7 million in net cash provided by operating activities during the year ended December 31, 2006, an increase of $55.8 million, or 89%, from $62.9 million for the year ended December 31, 2005. This change was driven by improvements in our results of operations and the absence of cash payments for restructuring and integration costs necessary to realize synergies from the CWA asset acquisition. Net cash used in investing activities during the year ended December 31, 2006 was $87.1 million, an increase of $30.6 million, or 54%, from $56.5 million for the year ended December 31, 2005. This change was primarily related to increases of $17.1 million in capital expenditures and $13.8 million for the purchase of data center buildings. Net cash provided by financing activities was $8.4 million for the year ended December 31, 2006, an increase of $7.9 million, or 1,317%, from $0.6 million for the year ended December 31, 2005. This increase primarily relates to proceeds of $50.6 million received in connection with the financing method lease of a data center and increased proceeds from the exercise of employee stock options of $20.5 million which was partially offset by the $58.0 million paydown of our Revolving Facility. This increase in net cash provided by financing activities was also partially offset by $58.0 million of proceeds from borrowings under our Revolving Facility, of which $53.9 million was used to repay outstanding principal and accrued interest under our master lease agreement for the year ended December 31, 2005.

While we believe that cash currently on hand, amounts available under our credit facilities, proceeds from the sale of non-core assets, and expected cash flows from future operations are sufficient to fund operations, we may seek to raise additional capital as necessary to meet certain capital and liquidity requirements in the future. We expect to use the proceeds from the sale of the CDN Assets, available cash and debt capacity to fund the development of our four new data centers and the deployment of our next-generation network.

Historically, we have not been cash flow positive. However, in 2005 and 2006, we funded our business needs primarily through cash flows from operations. We ended 2004 with positive cash flows from operations for the fourth quarter and continued that trend throughout 2005 and 2006. The achievement of this goal is reflected in the quarterly trend analysis below, which presents cash flows from operations for the four consecutive quarters through December 31, 2006. We expect to continue generating positive cash flows from operating activities in 2007. Due to the dynamic nature of our industry and unforeseen circumstances, if we are unable to fully fund cash requirements through operations, we will need to obtain additional financing through a combination of equity and debt financings, renegotiation of terms on our existing debt, and sales of assets and services. If any such activities become necessary, there can be no assurance that we would be successful in completing any of these activities on terms that would be favorable to us. As of December 31, 2006, unused availability under our $85.0 million Revolving Facility was $73.7 million, which is reflective of $11.3 million of outstanding letters of credit, pledged as collateral to support our various property leases and utilities.

The following table presents a quarterly and annual overview of key components of our cash flows (in thousands):

	Quarters Ended				Years Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	December 31, 2006	December 31, 2005
Net cash provided by operating activities	$18,865	$21,274	$37,583	$40,979	$118,701	$62,857
Net cash used in investing activities	(16,395)	(34,255)	(14,336)	(22,106)	(87,092)	(56,499)
Net cash provided by (used in) financing activities	(13,928)	49,679	(30,710)	3,392	8,433	572
Net increase (decrease) in cash and cash equivalents	(11,572)	36,533	(7,978)	20,544	37,527	5,797

Discussion of Changes in Liquidity and Capital Resources

Credit Facilities

Revolving Facility. On June 10, 2005, we entered into a credit agreement with Wells Fargo Foothill, Inc., as arranger and administrative agent, and certain other lenders to provide us with an $85.0 million Revolving Facility which, as amended on June 30, 2006, includes a $20.0 million letter of credit provision. The Revolving Facility may be used for working capital and other general corporate purposes. The Revolving Facility matures, and all outstanding borrowings and unpaid interest are due, on December 9, 2008. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined by the Revolving Facility agreement. As of December 31, 2006, the $85.0 million Revolving Facility had no outstanding principal amounts compared to $58.0 million of outstanding borrowings at December 31, 2005. At December 31, 2006, the Revolving Facility had outstanding letters of credit of $11.3 million, with unused availability of $73.7 million. We may terminate the Revolving Facility prior to maturity, provided that we pay a premium of 0.5% of the revolver amount if terminated before June 10, 2007.

The Revolving Facility contains affirmative covenants, negative covenants, and financial covenants. The negative covenants place restrictions on, among other things, levels of investments, indebtedness, and dividend payments that we may make or incur. The financial covenants, which apply only if we maintain qualified cash and availability of less than $35.0 million, require the maintenance of certain financial measures at defined levels. Borrowings under the Revolving Facility bear interest at a base LIBOR rate plus an additional 2.75% to 3.25%, determined by certain financial measures, with a minimum interest rate at all times of 5.25%. As of December 31, 2006, the Revolving Facility bears interest at 8.10% based on the one-month LIBOR set in December 2006 of 5.35%. Interest is payable at varying dates, as outlined in the Revolving Facility agreement, generally every one to three months. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee. The Revolving Facility is secured by substantially all of our domestic properties and assets. The carrying amount of our obligations under the Revolving Facility approximate fair value as interest rates are based on floating interest rates identified by reference to market rates.

Loan Agreement. On December 18, 2006, we entered into a Loan and Security Agreement, or the Loan Agreement, with Cisco Systems Capital Corporation. The Loan Agreement provides for borrowings of up to $33.0 million to purchase network equipment, or the Equipment, manufactured by Cisco Systems, Inc. We may use a portion of the borrowings to purchase the Equipment in connection with the planned upgrade of our network infrastructure. The Loan Agreement allows us to finance Equipment purchases made prior to December 18, 2007, with principal and interest payable over five years from the date of borrowing, at an interest rate equal to 8.4% per annum. The indebtedness under the Loan Agreement is guaranteed by us and the obligations under the Loan Agreement are secured by a first-priority security interest in the Equipment. As of December 31, 2006, we had no outstanding borrowings under the Loan Agreement.

Subordinated Notes

In February 2004, we issued $200.0 million of Subordinated Notes. The proceeds were used to fund the asset acquisition of CWA, and any related operational, working capital, and capital expenditure requirements. Debt issuance costs associated with the Subordinated Notes were $2.0 million, consisting of fees to the purchasers of the Subordinated Notes, and were capitalized in other non-current assets in the accompanying consolidated balance sheets and are being amortized to interest expense using the effective interest method until maturity. The Subordinated Notes accrued interest based on a 365-day year at a rate of 12.5% per annum until February 3, 2005. Thereafter interest accrues at 15% per annum, payable semi-annually on June 30 and December 31 through the issuance of additional Subordinated Notes equal to the accrued interest payable at the time of settlement. Prior to January 29, 2008, we may redeem the Subordinated Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, plus a make-whole premium. The make-whole premium is equal to all remaining interest to be paid on the Subordinated Notes from the date of the redemption notice through January 30, 2008, discounted semi-annually at a rate equal to the treasury rate plus 0.5%, plus 1% of the principal amount of the Subordinated Notes. After January 30, 2008, we may redeem the Subordinated Notes, in whole but not in part, at a redemption price equal to 101% of the principal amount plus all accrued and unpaid interest. Upon a change of control, the holders of the Subordinated Notes have the right to require us to redeem any or all of the Subordinated Notes at a cash price equal to 100% of the principal amount of the Subordinated Notes, plus all accrued and unpaid interest as of the effective date of such change of control. The Subordinated Notes mature in a single installment on January 30, 2009. The outstanding principal and interest-to-date on the Subordinated Notes, excluding the original issue discount, was $297.2 million and $257.1 million as of December 31, 2006 and 2005, respectively.

As of December 31, 2006, aggregate future principal payments on the subordinated debt are zero in both 2007 and 2008, and $401.9 million in 2009, consisting of $200.0 million in principal and $201.9 million of interest, with no payments due thereafter. The weighted-average interest rate applicable to our outstanding borrowings was 15.0% as of December 31, 2006 and 13.53% as of December 31, 2005.

Capital and Financing Method Lease Obligations

Capital Lease Obligations. In 2006, we entered into six master capital lease agreements for the purchase of $6.6 million of communications, data center and other computer equipment. The outstanding lease obligations recorded as of December 31, 2006, which is net of interest and the current portion of the lease obligation, was $62.0 million, compared with $59.9 million as of December 31, 2005. In December 2006, we entered into a 15 year capital lease agreement for a building that we plan to develop into a new data center. The lease, which commences and was recorded in January 2007, represents an additional obligation, net of interest and the current portion, of $30.6 million.

Financing Method Lease Obligation. On June 29, 2006, our wholly-owned subsidiary purchased two buildings and an adjoining annex previously leased and used for one of our data centers for $13.8 million. Following the purchase, on June 30, 2006, we relinquished title to the buildings and certain leasehold improvements and equipment that we owned at the facility, having an aggregate net book value of $19.9 million, for $50.6 million. Our net proceeds from these transactions, before expenses, were $36.8 million.

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

As a result of the renewal provisions in the lease agreement that are indicative of continuing involvement by us, the lease qualifies as a financing method lease rather than a sale under sale-leaseback accounting for real estate. Accordingly, we recorded a financing method lease obligation of $50.6 million, equal to the proceeds received. The related assets and financing method lease obligation will be reflected in our consolidated balance sheet until completion of the lease term in June 2021, when they will be removed from our financial statements, and any remaining obligation will be recognized as a gain on sale of the facility and equipment. Future minimum lease payments due under the financing method lease obligation, as of December 31, 2006, were $4.4 million in 2007, $4.5 million in 2008, $4.6 million in 2009, $4.8 million in 2010, $4.9 million in 2011, and $52.9 million thereafter, all of which represent interest using the effective interest method.

Debt Covenants

The provisions of our debt and leasing agreements contain a number of covenants that could limit or restrict our ability to incur more debt, pay dividends, and repurchase stock, subject to financial measures and other conditions. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt and leasing agreements and could trigger acceleration of repayment. As of and during the years ended December 31, 2006, 2005, and 2004, we were in compliance with all covenants under the debt and leasing agreements, as applicable.

Equity Transactions

Stock Options. On July 6, 2006, our compensation committee of the Board of Directors authorized an increase in the number of common shares available for grants of options or other share-based instruments by 3.0 million, increasing the number of shares of common stock reserved for issuance under our 2003 Plan to 12.0 million.

During the year ended 2006, we granted 4.2 million stock options under the 2003 Plan, with a total compensation expense of $78.0 million to be recognized over the vesting period, using the Black-Scholes option pricing model. Compensation expense associated with stock options was $9.4 million, $0.5 million, and $0.7 million in the years ended December 31, 2006, 2005, and 2004, respectively. Our 2006 expense includes $0.7 million associated with the modification of a term of a former executive’s stock option agreement in March 2006.

Reverse Stock Split. On May 10, 2006, our Board of Directors declared a one-for-fifteen reverse stock split of our common stock. The record date for the reverse stock split was June 5, 2006, and on June 6, 2006, the reverse stock split was completed. In connection with the reverse stock split, each fifteen shares of our issued and outstanding common stock were combined into one share of our common stock. Stockholders received cash in lieu of any fraction of a share that they would have otherwise been entitled to receive as a result of the reverse stock split. In addition, all exercise and conversion prices and the number of shares of our common stock, preferred stock, warrants, stock options and other equity awards presented herein for current and prior periods have been adjusted to reflect the reverse stock split.

Preferred Stock. On May 10, 2006, we entered into an Exchange and Recapitalization Agreement, or the Exchange Agreement, with the holders of our Series A Convertible Preferred Stock, or the Series A Preferred, pursuant to which the holders agreed to exchange, or the Exchange, their shares of Series A Preferred for an aggregate of 37.4 million shares of our common stock, including 8.4 million common shares in addition to the shares of common stock the Series A Preferred was then convertible into in accordance with their terms. On June 30, 2006, pursuant to the Exchange Agreement, all such common shares were issued to the holders of the Series A Preferred, in exchange for all shares of Series A Preferred. In connection with the Exchange, we recognized a deemed dividend on the Series A Preferred of $240.1 million, representing the difference between the fair market value of the shares issued in the Exchange and those convertible pursuant to the original conversion terms. The deemed dividend is included in the computation of net loss attributable to common stockholders in our consolidated statement of operations for the year ended December 31, 2006.

Investment funds related to Welsh, Carson, Anderson & Stowe, or WCAS, held approximately 68% of the outstanding Series A Preferred. Three members of our board of directors are general partners of certain WCAS funds, represent WCAS on our board of directors and owned shares of Series A Preferred and participated in the Exchange. Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund IV, L.P. and CVC II Partners, L.L.C., together, Constellation, held approximately 10% of the outstanding Series A Preferred, and MLT, LLC (formerly Moneyline Telerate Holdings, Inc.), whose representative on our board of directors resigned on January 23, 2007, held approximately 20% of the outstanding Series A Preferred. Constellation’s representative on our board of directors resigned effective July 14, 2006. Two of our executive officers hold restricted preferred units, or RPUs, that entitled them to receive upon vesting of each RPU that number of shares of common stock that a holder of Series A Preferred would have been entitled to receive. Accordingly, their RPUs were adjusted to give them the same benefits they would have received had they held Series A Preferred and participated in the Exchange.

The Exchange was approved by a special committee of our Board of Directors comprised of independent directors who were advised by independent, third-party financial advisors and legal counsel. The Exchange was also approved by our stockholders acting by written consent. WCAS, Constellation and MLT, who collectively held more than a majority of our outstanding voting power, executed the written consent.

Restricted Preferred Units. On May 8, 2006, the compensation committee of our Board of Directors awarded 6,770 RPUs to two of our executives, giving the holders the right to receive upon vesting that number of shares of common stock as one share of our Series A Preferred would have been convertible into had such shares of Series A Preferred been outstanding since March 18, 2002, less an exercise value of $1,561 per RPU. Based on the terms of the Exchange previously described, the RPUs were adjusted to give the holders the same benefits they would have received had they participated in the Exchange, resulting in the holders obtaining the right to receive upon vesting 1.3 million shares of common stock. RPUs allow for a cashless exercise, net of shares withheld for estimated taxes, which may result in fewer shares issued than were originally granted. Compensation expense associated with the RPUs was measured on the date of grant using the Black-Scholes option pricing model and was determined to be $29.8 million and will be recognized over the four year vesting period. Vesting is subject to continued employment and occurs at a rate of 25% on each anniversary of the grant date until fully vested. Compensation expense associated with RPUs was $5.0 million during the year ended December 31, 2006.

Warrants. In 2002, we issued warrants to Nortel Networks, Inc., or Nortel, to purchase approximately 0.4 million shares of our common stock for $11.25 per share. In March 2006, Nortel exercised its warrants and received approximately 0.2 million shares of our common stock. Additionally in 2002, we issued ten million five-year performance warrants to entities affiliated with Constellation Ventures, or Constellation, to acquire shares of common stock at $11.25 per share. The warrants vested in a total of three tranches as Constellation earned the right to exercise the warrants when it met certain performance criteria related to assisting us in obtaining new business. During the fourth quarter of 2003, the first quarter of 2004, and the second quarter of 2004, respectively, Constellation met the performance criteria, causing each of the three tranches for an aggregate of 0.6 million warrants to vest, which resulted in non-cash equity-based compensation expense of $3.4 million, $6.6 million, and $3.8 million, with respect to each of the three tranches. The non-cash equity-based compensation expense was calculated utilizing the Black-Scholes option pricing model and relevant assumptions. In the first quarter of 2004, Constellation completed a cashless exercise of its first tranche of vested warrants and received approximately 0.2 million shares of our common stock. In August 2006, Constellation completed an additional cashless exercise of its remaining warrants and received approximately 0.2 million shares of our common stock. As of December 31, 2006, we had no outstanding warrants.

Restricted Stock Units. In August 2005, our compensation committee awarded restricted common stock units, or RSUs, to our executives and employees, governed by the terms of the 2003 Plan. RSUs represent common stock but do not give the recipient any actual ownership interest in our common stock, other than the right to receive cash dividends, until vested and the shares of common stock underlying the RSUs are delivered. We received no cash consideration for such awards. Vesting of the RSUs is subject to continued employment over a period of up to four years. In the event of our achievement of annual financial performance targets, beginning in March 2007, one-third of the RSU’s will vest annually through March 2009.

We awarded 0.4 million and 1.3 million RSUs in the years ended December 31, 2006 and 2005, respectively, of which 0.3 million and 0.4 million were forfeited upon employment termination in the years ended December 31, 2006 and 2005, respectively. RSUs allow for a cashless exercise, net of shares withheld for estimated taxes, which may result in fewer shares issued than were originally granted. The approximate grant date fair value was $7.3 million and $13.1 million for awards granted in 2006 and 2005, respectively, and was recorded as deferred compensation. Deferred compensation is being amortized on a straight-line basis and recognized as non-cash equity-based compensation over the expected performance period. Compensation expense related to the RSUs was $5.2 million and

$1.5 million during the years ended December 31, 2006 and 2005, respectively. If we achieve certain performance targets, non-cash equity-based compensation will be accelerated to ensure that the amount of non-cash equity-based compensation recorded is reflective of the vested RSUs.

Restricted Common Stock. In February 2005, our Board of Directors awarded less than 0.1 million shares of restricted common stock, or RCS, governed by the terms of the 2003 Plan. The related RCS agreements provide for the issuance of non-vested RCS to certain non-employee members of our Board of Directors. RCS issued under the 2003 Plan vest ratably on the anniversary of the grant date over a period of three years based on the recipient’s continued service to us. RCS provide the recipient on the grant date with actual ownership interests in our common stock, including voting rights and the right to receive dividends. We recorded $0.1 million of deferred compensation in conjunction with the grant of the RCS, which represented the fair value of the RCS on the date of grant. Deferred compensation is being amortized on a straight-line basis and recognized as non-cash equity-based compensation over the three-year vesting period and was $0.1 million and less than $0.1 million during the years ended December 31, 2006 and 2005, respectively.

Secondary Stock Offering. On January 23, 2007, MLT LLC, which owned 7,625,110, or 14.8%, of the outstanding shares of our common stock at December 31, 2006, sold all such shares under our existing shelf registration statement. We did not receive any of the proceeds of the offering.

Commitments and Contingencies

Our customer contracts generally span multiple periods, which result in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $60.9 million, $8.4 million, $7.9 million, $7.8 million, and $80.6 million during the years ended December 31, 2007, 2008, 2009, and 2010, and thereafter, respectively. Should we not meet the minimum spending levels in any given term, decreasing termination liabilities, representing a percentage of the remaining contracted amount, may become immediately due and payable. Furthermore, certain of these termination liabilities are subject to reduction should we experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if we had terminated all of these agreements as of December 31, 2006, the maximum liability would have been $165.6 million. To mitigate this exposure, when possible, we align our minimum spending commitments with customer revenue commitments for related services.

In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in our consolidated balance sheets, such as letters of credit, indemnifications, and numerous operating leases under which the majority of our facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through December 2022 and may be renewed as circumstances warrant. Our financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. Based on our past experience, no claims have been made against these financial instruments nor do we expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, we determined such financial instruments did not have significant value and have not recorded any related amounts in our consolidated financial statements. As of December 31, 2006, we had $11.3 million in letters of credit pledged as collateral to support various property and equipment leases and utilities. In addition, certain of the operating leases assumed by us in the CWA asset acquisition continue to be collateralized by Cable & Wireless plc with letters of credit and guarantees totaling $2.1 million, which will be replaced by us by July 2007. Also, in connection with our sale of the assets related to our digital content services, we agreed to indemnify the purchaser for certain losses that it may incur due to a breach of our representations and warranties.

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

We have employment agreements with key executive officers that contain provisions with regard to base salary, bonus, equity-based compensation, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control.

The following table presents our undiscounted contractual cash obligations as of December 31, 2006 (in thousands):

	Payments Due by Period
	Total	1 Year	2 – 3 Years	4 – 5 Years	After 5 Years

Long-term debt (1)	$401,893	$—	$401,893	$—	$—
Asset retirement obligation	45,383	—	11,521	14,283	19,579
Operating leases (2)	371,571	58,848	106,897	73,820	132,006
Capital lease obligations (3) (4)	217,730	15,750	31,187	30,680	140,113
Financing method lease obligation (5)	76,150	4,419	9,172	9,636	52,923
Unconditional purchase obligations	177,523	66,155	20,975	15,900	74,493

Total contractual cash obligations	$1,290,250	$145,172	$581,645	$144,319	$419,114

(1)	Includes interest accrued of $201.9 million over the term of the Subordinated Notes. Interest is payable through the issuance of additional Subordinated Notes equal to the accrued interest payable at the time of settlement.
(2)	Includes $58.3 million for two operating leases executed in December 2006 but commencing in January 2007.
(3)	Includes interest payments of $123.1 million over the remaining term of the obligations.
(4)	Includes $59.4 million for a capital lease executed in December 2006 but commencing in January 2007.
(5)	Represents interest payments over the remaining term of the financing method lease obligation.

CRITICAL ACCOUNTING POLICIES

We have identified the accounting policies below as critical to our business operations and to the understanding of our results of operations and financial position. For a detailed description on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report. Note that our preparation of this Annual Report requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

We derive the majority of our revenue from recurring revenue streams, consisting primarily of Hosting, Managed IP VPN, Other Network Services, and Digital Content Services, which is recognized as services are provided. Installation fees, although generally billed upon installation, are deferred and recognized ratably over the estimated average life of a customer contract. Revenue is recognized only when the related service has been provided, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured.

In addition, pursuant to certain of our individual customer contracts, we have service level commitments with certain of our customers, including some that are among the largest global companies. To the extent that such service levels are not achieved, or are otherwise disputed due to third party power or service issues, unfavorable weather, or other service interruptions or conditions, we estimate the amount of credits to be issued and record a reduction to revenue, with a corresponding increase in the allowance for credits and uncollectibles.

Allowance for Credits and Uncollectibles

As described above, we have service level commitments with certain of our customers. To the extent that such service levels are not achieved, we estimate the amount of credits to be issued, based on historical credits issued and known disputes, and record a reduction to revenue, with a corresponding increase in the allowance for credits and uncollectibles.

We assess collectibility based on a number of factors, including customer payment history and creditworthiness. We generally do not request collateral from our customers although in certain cases we may obtain a security deposit. When evaluating the adequacy of allowances, we maintain an allowance for uncollectibles and specifically analyze accounts receivable, current economic conditions and trends, historical bad debt write-offs, customer concentrations, customer creditworthiness, and changes in customer payment terms. Delinquent account balances are written-off after we have determined that the likelihood of collection is not probable.

Cost of Revenue

Invoices from communications service providers may exceed amounts we believe that we owe. Our practice is to identify these variances and engage in discussions with the vendors to resolve disputes. Accruals are maintained for the best estimate of the amount that will ultimately be paid. Variations in our estimates and ultimate settlement of vendor billings may have a material impact on our consolidated financial position, results of operations, or cash flows. Other operational expenses include rental costs, utilities, costs for hosting space, as well as salaries and related benefits for engineering, service delivery and provisioning, customer service, and operations personnel. Maintenance and operations costs for IRUs are also reflected in cost of revenue.

Equity-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified-prospective transition method. Under this method, compensation cost recognized in the accompanying consolidated statement of operations for the year ended December 31, 2006 includes a) compensation cost for all equity-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all equity-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In order to comply with the fair value provisions of SFAS 123(R), we estimate the fair value of equity based instruments using the Black-Scholes valuation model. The Black-Scholes valuation model requires us to make certain assumptions and estimates including: the volatility of our stock, risk-free interest rate, the expected life of the award, and dividend yield. Expected volatility is determined based on historical stock volatility over the expected term of the award. The risk-free interest rate is determined using an interest rate yield on U.S. Treasury instruments with a term equivalent to the award at the date of grant. The expected option life is the calculated term of options based on historical employee exercise patterns experienced for similar award grants. The dividend yield is assumed to be zero based on our intent to not declare dividends in the foreseeable future. A change in any of these estimates or assumptions could result in a material impact, either positive or negative, to our consolidated financial statements. Results for prior periods have not been restated for the adoption of SFAS 123(R).

Prior to January 1, 2006, we accounted for equity-based awards using the recognition and measurement provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards, or SFAS 123, “Accounting for Stock-Based Compensation.” As such, we only recognized compensation cost for equity-based awards to the extent awards were issued with an exercise price below the fair market value of our common stock on the date of grant.

In December 2005, prior to the adoption of SFAS 123(R), the compensation committee of our Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $11.25 per share previously awarded to employees, including certain executive officers and non-employee directors. The acceleration of vesting was effective for stock options outstanding as of December 13, 2005. Options to purchase approximately 1.4 million shares of common stock, including approximately 0.4 million options held by executive officers and approximately 0.1 million options held by non-employee directors, were subject to the acceleration, which resulted in 92% of our then outstanding options being vested. The purpose of the acceleration was to enable us to minimize the amount of compensation expense recognized in association with these options in its consolidated statements of operations upon adoption of SFAS 123(R). Management believes that the aggregate future expense that was eliminated as a result of the acceleration of the vesting of these options was approximately $11.2 million. Management also believed that because the options that were accelerated had exercise prices in excess of the market value of our common stock on the date of acceleration, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.

Income Taxes

Income taxes are accounted for using the asset and liability method, which provides for the establishment of deferred tax assets and liabilities for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes, applying the enacted statutory tax rates in effect for the years in which differences are expected to reverse. Valuation allowances are established when it is more likely than not that recorded deferred tax assets will not be realized. We have provided a full valuation allowance on deferred tax assets arising primarily from tax loss carryforwards and other potential tax benefits according to SFAS No. 109, “Accounting for Income Taxes,” because the future realization of such benefit is uncertain. As a result, to the extent that those benefits are realized in future periods, they will favorably affect net income or loss. As of December 31, 2006, we had $279.6 million in net operating loss carryforwards scheduled to expire between 2020 and 2025, of which $69.2 million is subject to the Section 382 limitation of the Internal Revenue Code, which limits the amount of net operating losses that we may deduct for income tax purposes. In 2006, we recorded an income tax provision of $1.9 million for U.S. and state alternative minimum taxes.

Intangible Assets

Our identifiable intangible assets primarily include customer relationships, trademarks, patents, and peering agreements, which are amortized using the straight-line method over their estimated useful lives. Useful lives of these intangible assets are three to four years for customer relationships, four years for trademarks, eleven to fifteen years for patents, and seven years for peering agreements. As of December 31, 2006 and 2005, we had intangible assets, net of accumulated amortization, of $4.5 million and $8.5 million, respectively.

Valuation of Long-Lived Assets

We evaluate long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. If we determine that the carrying value of a long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a discounted cash flow method using a discount rate determined by management. The estimates of cash flows and discount rate are subject to change due to the economic environment, including such factors as interest rates, expected market returns and volatility of markets served. Management believes that the estimates of future cash flows and fair value are reasonable; however, changes in estimates could result in impairment charges. We had no asset impairment charges during the years ended December 31, 2006, 2005, or 2004.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in financial statements uncertain tax positions taken or expected to be taken on a tax return. FIN 48 is effective for annual periods beginning after December 15, 2006. We do not believe the adoption of FIN 48 will have a material effect on our consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides guidance for using fair value techniques to measure assets and liabilities. The standard also provides for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted. We are currently evaluating the impact of SFAS 157 on our consolidated financial position, results of operations, and cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of December 31, 2006, all of our outstanding debt was fixed rate debt and was comprised of $269.4 million outstanding for the Subordinated Notes, which bear interest at 15% per annum. As of December 31, 2005, our outstanding debt included both fixed rate debt and variable rate debt, including $58.0 million of outstanding borrowings under our variable rate Revolving Facility and $217.2 million outstanding for the Subordinated Notes. Amounts borrowed under the Revolving Facility bear interest at LIBOR or prime rates, plus an applicable margin, which was 7.02% as of at December 31, 2005.

Foreign Currency Exchange Rate Risk

We are subject to market risks arising from foreign currency exchange rates. We generally engage in foreign currency forwards hedging transactions to mitigate our foreign exchange risk.

	Years Ended December 31,
	2006	2005	2004
Service revenue denominated in currencies other than the U.S. Dollar	6%	6%	5%
Direct and operating costs incurred in currencies other than the U.S. Dollar (1)	14%	14%	12%

(1)	Excludes depreciation, amortization, and accretion, net restructuring charges, integration costs, and non-cash equity-based compensation.

We have performed a sensitivity analysis as of December 31, 2006, that measures the change in the fair values arising from a hypothetical 10% adverse movement in the exchange rates of the Euro, the British Pound, and the Japanese Yen relative to the U.S. Dollar with all variables held constant. The aggregate potential change in fair value resulting from a hypothetical 10% change in the above currencies was $2.5 million as of December 31, 2006 and $1.5 million as of December 31, 2005. A gain or loss in fair value associated with these currencies is generally recorded as an unrealized gain or loss on foreign currency translation adjustments within accumulated other comprehensive income or loss in stockholders’ deficit in the accompanying consolidated balance sheets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The 2006 consolidated financial statements and related notes thereto required by this item begin on page 45 as listed in Item 15 of Part IV of this document.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We had no disagreements on accounting or financial disclosure matters with our independent registered public accounting firm to report under this Item 9.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2006, that materially affected or is reasonably likely to materially affect the internal controls.

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

Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein on page 35.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SAVVIS, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that SAVVIS, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SAVVIS, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that SAVVIS, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SAVVIS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SAVVIS, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2006 of SAVVIS, Inc., and our report dated February 9, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
February 9, 2007

ITEM 9B.	OTHER INFORMATION.

No reportable information.

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) of Form 10-K, unless disclosed in this Part III, will be included in our Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the fiscal year ended December 31, 2006, and such information is incorporated herein by reference.

We have a Code of Conduct (“Code”) applicable to all of our employees, officers and directors, including, without limitation, the Chief Executive Officer, the Chief Financial Officer and other senior financial officers. These documents, as well as any waiver of a provision of the Code granted to any senior officer or director or material amendment to the Code, if any, may be found in the “Investors” section of our website at www.savvis.net.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2006, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our 1999 stock option plan, our Amended and Restated 2003 Incentive Compensation Plan, and our employee stock purchase plan.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	8,114,084(1)	$21.59	1,439,000(2)
Equity compensation plans not approved by security holders	—	—	—

Total	8,114,084	$21.59	1,439,000

(1)	Consists entirely of shares of common stock underlying outstanding options granted under our 1999 stock option plan and our Amended and Restated 2003 Incentive Compensation Plan.
(2)	Includes 400,000 shares of common stock available for issuance under our employee stock purchase plan which was approved by our stockholders in 2002, but which we have not yet implemented, and 1,039,000 shares of common stock available for issuance under our Amended and Restated 2003 Incentive Compensation Plan.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report:

1.	Financial Statements	Page

	Report of Independent Registered Public Accounting Firm	44
	Consolidated Balance Sheets as of December 31, 2006 and 2005	45
	Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004	46
	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004	47
	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2006, 2005, and 2004	48
	Notes to Consolidated Financial Statements	49

2.	Financial Statement Schedules

	The financial statement schedule is included below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the financial statements or notes thereto.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	The following table presents valuation and qualifying accounts for the years ended December 31, 2006, 2005, and 2004:

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses (1)	Acquisition (2)	Deductions	Balance at End of Period
Allowance for Credits and Uncollectibles:
Year ended December 31, 2006	$9,995	$18,702	$—	$(18,007)	$10,690
Year ended December 31, 2005	13,750	19,770	—	(23,525)	9,995
Year ended December 31, 2004	2,975	29,358	—	(18,583)	13,750

Original Issue Discount:
Year ended December 31, 2006	$43,608	$—	$—	$(12,981)	$30,627
Year ended December 31, 2005	55,740	—	—	(12,132)	43,608
Year ended December 31, 2004	—	—	65,872	(10,132)	55,740

(1)	Includes allowance for sales credits, a reduction of revenue. Pursuant to certain of our individual customer contracts, we have service level commitments with certain of our customers, including some that are among the largest global companies. To the extent that such service levels are not achieved, or are otherwise disputed due to third party power or service issues, unfavorable weather, or other service interruptions or conditions, we estimate the amount of credits to be issued and record a reduction to revenue, with a corresponding increase in the allowance for credits and uncollectibles.
(2)	Represents the discount associated with the issuance of the Subordinated Notes and warrants to fund the CWA asset acquisition in 2004.

3. Exhibits

The following exhibits are either provided with this Form 10-K or are incorporated herein by reference.

Exhibit Index Number	Exhibit Description	Filed with the Form 10-K	Incorporated by Reference
			Form	Filing Date with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1	November 12, 1999	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	January 31, 2000	3.2

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 14, 2002	3.3

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 13, 2004	3.4

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 5, 2005	3.5

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		8-K	June 7, 2006	3.1

3.7	Amended and Restated Bylaws of the Registrant		10-Q	May 15, 2003	3.4

4.1	Form of Common Stock Certificate		S-1/A	January 31, 2000	4.1

4.1	Form of Series A Subordinated Note		8-K	February 25, 2004	4.12

10.1*	1999 Stock Option Plan, as amended		10-K	April 17, 2001	10.1

10.2*	Amendment No. 1 to 1999 Stock Option Plan		10-Q	August 14, 2002	10.1

10.3*	Amendment No. 2 to 1999 Stock Option Plan		10-Q	August 14, 2002	10.2

10.4*	Amendment No. 3 to 1999 Stock Option Plan		10-Q	August 14, 2002	10.3

10.5*	Amended and Restated 2003 Incentive Compensation Plan		10-Q	May 5, 2006	10.4

10.6*	Amendment to Amended and Restated 2003 Incentive Compensation Plan	X

10.7*	Employee Stock Purchase Plan		10-Q	August 14, 2002	10.4

10.8*	Form of Incentive Stock Option Agreement under the 1999 Stock Option Plan		S-1/A	December 30, 1999	10.2

10.9*	Form of Non-Qualified Stock Option Agreement under the 1999 Stock Option Plan		10-K	February 28, 2003	10.7

10.10*	Form of Non-Qualified Stock Option Agreement under the 2003 Incentive Compensation Plan		10-Q	October 30, 2003	10.1

10.11*	Form of Stock Unit Agreement under the 2003 Incentive Compensation Plan		8-K	August 23, 2005	10.1

10.12*	Form of Restricted Stock Agreement under the 2003 Incentive Compensation Plan		10-K	February 28, 2006	10.12

10.13*	Employment Agreement dated March 13, 2006, between the Registrant and Philip J. Koen.		10-Q	May 5, 2006	10.2

10.14*	First Amendment to Employment Agreement dated as of August 31, 2006, between the Registrant and Philip J. Koen.		10-Q	November 1, 2006	10.1

10.15*	Employment Agreement, dated December 20, 1999, between the Registrant and Jack M. Finlayson		S-1/A	January 18, 2000	10.8

10.16*	Amendment to Employment Agreement dated March 13, 2006, between the Registrant and John M. Finlayson		8-K	March 15, 2006	10.1

10.17*	Employment Agreement dated March 29, 2006, between the Registrant and Jonathan C. Crane		10-Q	May 5, 2006	10.3

10.18*	First Amendment to Employment Agreement dated as of May 31, 2006, between the Registrant and Jonathan C. Crane		10-Q	July 31, 2006	10.3

10.19*	Second Amendment to Employment Agreement dated as of August 31, 2006, between the Registrant and Jonathan C. Crane		10-Q	November 1, 2006	10.2

10.20*	Employment Agreement dated October 1, 2006, between the Registrant and Jeffrey H. Von Deylen		8-K	September 29 , 2006	10.1

10.21*	Employment Agreement, dated August 7, 2000, as amended, between Registrant and Richard Warley		10-K	February 28, 2006	10.16

10.22*	Amended and Restated Employment Agreement dated March 5, 2004, between SAVVIS Communications Corporation, a Missouri corporation (“SAVVIS”) and Timothy Caulfield	X

10.23*	Form of Employment, Confidentiality, Severance and Non-Competition Agreement.		10-Q	November 1, 2006	10.3

10.24+	Credit Agreement dated June 10, 2005 by and among SAVVIS, Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent		8-K	June 16, 2005	10.1

10.25	Amendment No. 1 to Credit Agreement dated December 2, 2005 among SAVVIS, Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent		10-K	February 28, 2006	10.19

10.26	Consent and Amendment No. 2 to Credit Agreement dated June 30, 2006, among SAVVIS, the Registrant, , the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent		10-Q	July 31, 2006	10.4

10.27	Amendment No. 3 to Credit Agreement dated December 18, 2006, among SAVVIS, the Registrant, , the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent		8-K	December 19, 2006	10.3

10.28	Consent and Amendment No. 4 to Credit Agreement dated December 21, 2006, among SAVVIS, the Registrant, , the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent	X

10.29	Security Agreement dated June 10, 2005, by and among SAVVIS, the grantor parties thereto, and Wells Fargo Foothill, Inc., as the administrative agent for the lender parties		8-K	June 16, 2005	10.2

10.30	Guaranty Agreement dated June 10, 2005, by and among SAVVIS, the grantor parties thereto, and Wells Fargo Foothill, Inc., as the administrative agent for the lender parties.		8-K	June 16, 2005	10.3

10.31	Trademark Security Agreement dated June 10, 2005, by and among SAVVIS, the grantor parties thereto, and Wells Fargo Foothill, Inc., as the administrative agent for the lender parties		8-K	June 16, 2005	10.4

10.32	Patent Security Agreement dated June 10, 2005, by and among SAVVIS, the grantor parties thereto, and Wells Fargo Foothill, Inc., as the administrative agent for the lender parties		8-K	June 16, 2005	10.5

10.33	Loan and Security Agreement dated December 18, 2006, by and between SAVVIS and Cisco Systems Capital Corporation		8-K	December 19, 2006	10.1

10.34	Guaranty Agreement dated December 18, 2006, by and between the Registrant and Cisco Systems Capital Corporation		8-K	December 19, 2006	10.2

10.35	Securities Purchase Agreement, dated as of March 6, 2002, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., and the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on Annex I thereto		8-K	March 27, 2002	10.1

10.36	Investor Rights Agreement, dated as of March 6, 2002, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on the signature pages thereto, Reuters Holdings Switzerland SA and the other Investors (as defined therein)		8-K	March 27, 2002	10.2

10.37	Amendment No. 1, dated June 28, 2002, to the Investor Rights Agreement, dated as of March 6, 2002, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on the signature pages thereto, Reuters Holdings Switzerland SA and the Other Investors (as defined therein)		8-K	July 8, 2002	10.2

10.38	Amendment No. 2, dated as of May 10, 2006, to the Investors Rights Agreement, among the Registrant, Welsh, Carson, Andersen & Stowe VIII, L.P., and the other investors named therein	8-K	July 5, 2006	10.1

10.39	Securities Purchase Agreement, dated as of September 18, 2002, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P. and the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on Annex I thereto	8-K	September 19, 2002	10.1

10.40	Amended and Restated Securities Purchase Agreement, dated as of February 9, 2004, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P. and the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on Annex I thereto, the Constellation Entities and the Oak Hill Purchasers (as defined therein)	8-K	February 25, 2004	10.1

10.41	Amendment No. 1, dated as of June 10, 2005, to the Amended and Restated Securities Purchase Agreement, dated as of February 9, 2004, by and among SAVVIS, Inc. and the persons and entities listed on the signature pages thereto.	8-K	June 16, 2005	10.5

10.42	Amended and Restated Registration Rights Agreement, dated as of February 6, 2004, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on the signature pages thereto, the Constellation Entities and the Oak Hill Purchasers (as defined therein)	8-K	February 25, 2004	10.2

10.43	Exchange and Recapitalization Agreement, dated as of May 10, 2006, among the Registrant and the holders of its Series A Convertible Preferred Stock	8-K	May 15, 2006	10.1

10.44	Lease Agreement, dated as of May 24, 2002, by and between Duke Realty Limited Partnership and SAVVIS	10-Q	August 14, 2002	10.6

10.45	Office Lease between WGP Associates, LLC and SAVVIS	10-K	March 30, 2000	10.27

10.46+	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC Office LLC	10-Q	November 15, 2004	10.2

10.47+	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat LA1 LLC	10-Q	November 15, 2004	10.3

10.48+	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC4 LLC	10-Q	November 15, 2004	10.4

10.49+	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC5 LLC.	10-Q	November 15, 2004	10.5

10.50+	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC8 LLC	10-Q	November 15, 2004	10.6

10.51+	Amended and Restated Lease Agreement dated June 30, 2006, between SAVVIS and Digital Centreport, L.P.	10-Q	July 31, 2006	10.5

10.52	Data Center Lease dated December 21, 2006, by and between SAVVIS and Digital Piscataway, LLC	8-K	December 28, 2006	10.1

10.53+	Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.	10-Q	November 15, 2004	10.7

10.54+	First Amendment, dated as of August 11, 2000, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.8
10.55+	Second Amendment, dated as of August 11, 2000, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.9
10.56+	Third Amendment, dated as of November 22, 2000, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.10
10.57+	Fourth Amendment, dated as of January, 2001, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.11
10.58+	Fifth Amendment, dated as of February 15, 2001, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.12
10.59+	Sixth Amendment, dated as of August 7, 2001, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.13
10.60+	Seventh Amendment, dated as of March 6, 2002, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.14
10.61+	Eighth Amendment, dated as of March 23, 2002, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.15
10.62+	Ninth Amendment, dated as of March 23, 2002, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.16
10.63+	Tenth Amendment, dated as of August 27, 2003, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.17
10.64+	Eleventh Amendment, dated as of March, 2004, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.18
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.
*	Compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2007.

SAVVIS, Inc.

By:	/s/ Philip J. Koen
Philip J. Koen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ PHILIP J. KOEN	Chief Executive Officer and Director	February 26, 2007
Philip J. Koen	(principal executive officer)

/s/ JONATHAN C. CRANE	President and Director	February 26, 2007
Jonathan C. Crane

/s/ JEFFREY H. VON DEYLEN	Chief Financial Officer and Director	February 26, 2007
Jeffrey H. Von Deylen	(principal financial officer and principal accounting officer)

/s/ JAMES E. OUSLEY	Chairman of the Board of Directors	February 26, 2007
James E. Ousley

/s/ JOHN D. CLARK	Director	February 26, 2007
John D. Clark

/s/ CLYDE A. HEINTZELMAN	Director	February 26, 2007
Clyde A. Heintzelman

/s/ THOMAS E. MCINERNEY	Director	February 26, 2007
Thomas E. McInerney

/s/ JAMES P. PELLOW	Director	February 26, 2007
James P. Pellow

/s/ PATRICK J. WELSH	Director	February 26, 2007
Patrick J. Welsh

SAVVIS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SAVVIS, Inc.

We have audited the accompanying consolidated balance sheets of SAVVIS, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SAVVIS, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SAVVIS, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
February 9, 2007

SAVVIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 31,
	2006	2005
ASSETS

Current Assets:
Cash and cash equivalents	$98,693	$61,166
Trade accounts receivable, less allowance for credits and uncollectibles of $10,690 and $9,995 as of December 31, 2006 and 2005, respectively	44,949	51,601
Prepaid expenses and other current assets	21,607	16,126

Total Current Assets	165,249	128,893
Property and equipment, net	284,437	261,225
Intangible assets, net	4,488	8,531
Other non-current assets	12,845	10,997

Total Assets	$467,019	$409,646

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Payables and other trade accruals	$43,009	$46,398
Current portion of capital and financing method lease obligations	2,100	596
Other accrued liabilities	94,977	78,697

Total Current Liabilities	140,086	125,691
Long-term debt	269,436	275,259
Capital and financing method lease obligations, net of current portion	112,891	59,890
Other accrued liabilities	82,941	80,815

Total Liabilities	605,354	541,655

Commitments and Contingencies (Note 13)
Stockholders’ Deficit:
Series A Convertible Preferred stock at accreted value; $0.01 par value, 210,000 shares authorized; 202,490 shares outstanding as of December 31, 2005	—	305,173
Common stock; $0.01 par value, 1,500,000,000 shares authorized; 51,490,697 and 12,089,852 shares issued and outstanding as of December 31, 2006 and 2005, respectively	515	1,813
Additional paid-in capital	699,450	353,836
Accumulated deficit	(834,492)	(790,534)
Accumulated other comprehensive loss	(3,808)	(2,297)

Total Stockholders’ Deficit	(138,335)	(132,009)

Total Liabilities and Stockholders’ Deficit	$467,019	$409,646

The accompanying notes are an integral part of these consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share data)

	Years Ended December 31,
	2006	2005	2004
Revenue	$763,971	$667,012	$616,823
Operating Expenses:
Cost of revenue (including non-cash equity-based compensation expense of $2,983, $400, and $143) (1)	464,924	435,548	438,106
Sales, general, and administrative expenses (including non-cash equity-based compensation expense of $16,723, $1,603, and $10,943) (2)	196,059	154,167	175,426
Depreciation, amortization, and accretion	77,538	74,888	72,065
Restructuring charges, net	—	3,340	—
Integration costs	—	2,745	27,675

Total Operating Expenses	738,521	670,688	713,272

Income (Loss) From Operations	25,450	(3,676)	(96,449)
Net interest expense and other	67,503	65,393	52,349

Net Loss before Income Taxes	(42,053)	(69,069)	(148,798)
Income taxes	1,905	—	—

Net Loss	(43,958)	(69,069)	(148,798)
Accreted and deemed dividends on Series A Convertible Preferred stock (3)	262,810	41,715	37,247

Net Loss Attributable to Common Stockholders	$(306,768)	$(110,784)	$(186,045)

Basic and Diluted Loss per Common Share	$(9.54)	$(9.19)	$(24.54)

Weighted-Average Common Shares Outstanding (4)	32,159,178	12,060,647	7,580,745

(1)	Excludes depreciation, amortization, and accretion reported separately.
(2)	Includes $10.3 million of non-cash equity-based compensation related to the vesting of certain Constellation Ventures performance warrants for the year ended December 31, 2004, as described in Note 15.
(3)	Includes $240.1 million of deemed dividends for the year ended December 31, 2006 incurred in connection with the exchange of Series A Convertible Preferred stock for common stock on June 30, 2006.
(4)	Includes 37,417,347 shares of common stock issued on June 30, 2006 in exchange for Series A Convertible Preferred stock. All common share information included herein reflects the one-for-fifteen reverse stock split that occurred on June 6, 2006. As the effects of including the incremental shares associated with options, warrants, unvested restricted stock and restricted stock units, and Series A convertible Preferred stock are anti-dilutive, they are not included in diluted weighted-average common shares outstanding. As of December 31, 2006, the Company had 51,490,697 shares of common stock outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
Operating Activities:
Net loss	$(43,958)	$(69,069)	$(148,798)
Reconciliation of net loss to net cash provided by (used in)operating activities:
Depreciation, amortization, and accretion	77,538	74,888	72,065
Non-cash portion of restructuring charges	—	(2,365)	—
Non-cash equity-based compensation	19,706	2,003	11,086
Accrued interest	53,973	48,532	50,899
Write-off of deferred financing costs	—	2,666	—
Loss on disposal of fixed assets	292	—	—
Net changes in operating assets and liabilities, net of effects from acquisition:
Trade accounts receivable	5,663	(2,558)	(8,309)
Prepaid expenses and other current assets	(1,299)	(3,509)	8,239
Other non-current assets	(2,927)	(5,604)	3,093
Payables and other trade accruals	(5,375)	(1,683)	(3,437)
Other accrued liabilities	15,088	19,556	(11,595)

Net cash provided by (used in) operating activities	118,701	62,857	(26,757)

Investing Activities:
Payments for capital expenditures	(73,420)	(56,366)	(31,308)
Payments for acquisition, net of cash received	—	—	(116,477)
Payment for purchase of data center buildings	(13,817)	—	—
Other investing activities	145	(133)	1,648

Net cash used in investing activities	(87,092)	(56,499)	(146,137)

Financing Activities:
Proceeds from issuance of subordinated debt and associated warrants	—	—	200,000
Proceeds from borrowings on revolving credit facility	—	58,000	—
Proceeds from financing method lease obligation	50,600	—	—
Proceeds from stock option exercises	20,467	900	2,171
Principal payments under revolving credit facility	(58,000)	—	—
Principal payments under capital lease obligations	(3,185)	(53,880)	(10,052)
Net changes in restricted cash	—	—	7,973
Other financing activities	(1,449)	(4,448)	(625)

Net cash provided by financing activities	8,433	572	199,467

Effect of exchange rate changes on cash and cash equivalents	(2,515)	(1,133)	623

Net increase in cash and cash equivalents	37,527	5,797	27,196
Cash and cash equivalents, beginning of year	61,166	55,369	28,173

Cash and cash equivalents, end of year	$98,693	$61,166	$55,369

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$15,835	$14,824	$2,326
Non-Cash Investing and Financing Activities:
Accreted and deemed dividends on Series A Preferred stock (see Note 15)	$262,810	$41,715	$37,247
Assets and obligations acquired under capital leases (see Notes 4 and 8)	6,637	304	52,000

The accompanying notes are an integral part of these consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(dollars in thousands)

	Number of Shares Outstanding (1)
	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Treasury Stock	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit

Balance at December 31, 2003	203,070	—	6,431,926	(2,086)	$243,334	$—	$965	$329,452	$(572,465)	$(16)	$(2,197)	$(927)
Net loss									(148,798)			(148,798)
Foreign currency translation adjustments											1,262	1,262
Deemed dividends on Series A Convertible Preferred stock					37,247			(37,247)				—
Beneficial conversion feature of deemed dividends on Series A Convertible Preferred stock					(7,749)			7,749				—
Conversion of Series A Convertible Preferred stock	(580)		61,839		(695)		9	686				—
Issuance of Series B Convertible Preferred stock		6,552,886				66		65,806				65,872
Conversion of Series B Preferred stock		(6,552,886)	4,368,590			(66)	656	(590)				—
Vesting of performance warrants								10,338				10,338
Issuance of common stock upon exercise of warrants			636,476				95	(95)				—
Issuance of common stock upon exercise of stock options			230,485				35	2,136				2,171
WAM!NET earn-out payment			294,768				44	5,350				5,394
Recognition of deferred compensation costs								747				747

Balance at December 31, 2004	202,490	—	12,024,084	(2,086)	272,137	—	1,804	384,332	(721,263)	(16)	(935)	(63,941)
Net loss									(69,069)			(69,069)
Foreign currency translation adjustments											(1,362)	(1,362)
Deemed dividends on Series A Convertible Preferred stock					41,715			(41,715)				—
Beneficial conversion feature of deemed dividends on Series A Convertible Preferred stock					(8,679)			8,679				—
Issuance of common stock upon exercise of stock options			105,834	2,086			16	868		16		900
Issuance of restricted stock and restricted stock units			10,000				1	(1)				—
Repurchase and retirement of common stock			(50,066)				(8)	(330)	(202)			(540)
Recognition of deferred compensation costs								2,003				2,003

Balance at December 31, 2005	202,490	—	12,089,852	—	305,173	—	1,813	353,836	(790,534)	—	(2,297)	(132,009)
Net loss									(43,958)			(43,958)
Foreign currency translation adjustments											(1,511)	(1,511)
Deemed dividends on Series A Convertible Preferred stock					22,698			(22,698)				—
Beneficial conversion feature of deemed dividends on Series A Convertible Preferred stock					(4,723)			4,723				—
Conversion of Series A Convertible Preferred stock to common stock	(202,490)		37,417,347		(323,148)		(1,481)	323,592				(1,037)
Issuance of common stock upon exercise of stock options			1,556,876				153	20,314				20,467
Issuance of restricted stock and restricted stock units			10,000				1	(1)				—
Issuance of common stock upon exercise of warrants			416,622				29	(29)				—
Recognition of deferred compensation costs								19,017				19,017
Recognition of stock option modification costs								696				696

Balance at December 31, 2006	—	—	51,490,697	—	$—	$—	$515	$699,450	$(834,492)	$—	$(3,808)	$(138,335)

(1)	All common share information included herein reflects the one-for-fifteen reverse stock split that occurred on June 6, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data and where indicated)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

SAVVIS, Inc. (the Company) is a global information technology (IT) services company delivering integrated hosting, network, digital content services, security, and professional services to businesses around the world and to various segments of the U.S. federal government.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles, under the rules and regulations of the U.S. Securities and Exchange Commission (the SEC). All intercompany balances and transactions have been eliminated in consolidation. In addition, certain amounts from prior years have been reclassified to conform to the current year presentation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents.

Trade Accounts Receivable

The Company classifies as trade accounts receivable amounts due within twelve months, arising from the provision of services in the normal course of business.

Allowance for Credits and Uncollectibles

The Company has service level commitments with certain of its customers. To the extent that such service levels are not achieved, the Company estimates the amount of credits to be issued, based on historical credits issued and known disputes, and records a reduction to revenue, with a corresponding increase in the allowance for credits and uncollectibles.

The Company assesses collectibility based on a number of factors, including customer payment history and creditworthiness. The Company generally does not request collateral from its customers although in certain cases it may obtain a security deposit. When evaluating the adequacy of allowances, the Company maintains an allowance for uncollectibles and specifically analyzes accounts receivable, current economic conditions and trends, historical bad debt write-offs, customer concentrations, customer creditworthiness, and changes in customer payment terms. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable.

Property and Equipment

The Company’s property and equipment assets primarily include communications and data center equipment, office equipment, and other equipment which are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Useful lives of the Company’s property and equipment are five years for communications and data center equipment, five years for office equipment, and three to five years for software and other equipment. Facilities and leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease terms, which typically range from five to fifteen years.

Intangible Assets

The Company’s intangible assets primarily include customer relationships, trademarks, patents, and peering agreements, which are amortized using the straight-line method over their estimated useful lives. Useful lives of the Company’s intangible assets are four years for trademarks, eleven to fifteen years for patents, three to four years for customer relationships, and seven years for peering agreements.

Valuation of Long-Lived Assets

The Company evaluates its long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. If the Company determines that the carrying value of a long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a discounted cash flow method using a discount rate determined by management. The estimates of cash flows and discount rate are subject to change due to the economic environment, including such factors as interest rates, expected market returns and volatility of markets served. Management believes that the estimates of future cash flows and fair value are reasonable; however, changes in estimates could result in impairment charges. The Company had no asset impairment charges during the years ended December 31, 2006, 2005, or 2004.

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

Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments as of December 31, 2006 and 2005 using available market information or other appropriate valuation methods. The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the short maturity of such instruments. The Company is exposed to interest rate volatility with respect to the variable interest rates of its revolving credit facility (see Note 7), which bears interest at current market rates. Thus, the carrying value of the revolving credit facility approximates fair value as of December 31, 2005, with no balances outstanding as of December 31, 2006. The estimated fair values of the Subordinated Notes are $297.2 million and $257.1 million as of December 31, 2006 and 2005, respectively.

Assets Held Under Capital Lease

The Company leases certain of its property and equipment under capital lease agreements. The assets held under capital lease and related obligations are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets held under capital lease. Such assets are amortized over the shorter of the terms of the leases, or the estimated useful lives of the assets, which typically range from three to fifteen years.

Operating Leases

The Company has various operating leases for property and equipment. Terms of equipment leases are generally three years and terms of property leases typically range from three to fifteen years. The property leases include rent increases and, in certain cases, rent holidays which are recorded on a straight-line basis over the underlying lease terms.

Asset Retirement Obligations

The Company records asset retirement obligations for estimated costs to remove leasehold improvements and return leased facilities to their original condition. The value of the obligation is assessed as the present value of the expected future payments to retire the assets. The associated costs of the asset retirement obligation are capitalized and depreciated over the shorter of the related leasehold improvements’ lease term or remaining estimated useful lives.

Revenue Recognition

The Company derives the majority of its revenue from recurring revenue streams, consisting primarily of hosting, managed IP VPN, other network services, and digital content services, which is recognized as services are provided. Installation fees, although generally billed upon installation, are deferred and recognized ratably over the estimated average life of a customer contract. Revenue is recognized when the related service has been provided, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured.

In addition, pursuant to certain of its individual customer contracts, the Company has service level commitments with certain of its customers, including some that are among the largest global companies. To the extent that such service levels are not achieved, or are otherwise disputed due to third party power or service issues, unfavorable weather, or other service interruptions or conditions, the Company estimates the amount of credits to be issued and records a reduction to revenue, with a corresponding increase in the allowance for credits and uncollectibles.

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

Integration Costs

Integration costs represent the incremental costs to combine the acquired CWA assets with the Company, which were expected to provide current or future benefit to the combined company, including rationalization of certain facilities, retention bonuses, and consulting by third parties.

Equity-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified-prospective transition method. Under such method, compensation cost recognized in the accompanying consolidated statement of operations for the year ended December 31, 2006 includes a) compensation cost for all equity-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all equity-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated for the adoption of SFAS 123(R). Prior to January 1, 2006, the Company accounted for equity-based awards using the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation.” As such, the Company only recognized compensation cost for equity-based awards to the extent such awards were issued with an exercise price below the fair market value of the Company’s common stock on the date of grant.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 was $9.6 million higher, and basic and diluted loss per common share was $0.30 higher, than if the Company had continued to account for equity-based awards under APB 25 and follow the disclosure provisions only of SFAS 123. Prior to and after the adoption of SFAS 123(R), the Company has not realized the tax benefits of deductions resulting from the exercise of equity-based awards due to the Company’s history of net operating losses.

The following table presents the effect on net loss and net loss per common share for the years ended December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock options granted under the Company’s equity-based compensation plans. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense on a straight-line basis over the options’ vesting periods.

	Years Ended December 31,
	2005	2004
Net loss attributable to common stockholders, as reported	$(110,784)	$(186,045)
Adjusted for:
Equity-based compensation expense	498	748
Pro forma equity-based compensation expense	(18,567)	(5,624)

Pro forma net loss attributable to common stockholders	$(128,853)	$(190,921)

Basic and diluted net loss per common share:
As reported	$(9.19)	$(24.54)
Pro forma	$(10.68)	$(25.18)

In December 2005, prior to the adoption of SFAS 123(R), the compensation committee of the Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $11.25 per share previously awarded to employees, including certain executive officers and non-employee directors, under the Plans. The acceleration of vesting was effective for stock options outstanding as of December 13, 2005. Options to purchase approximately 1.4 million shares of common stock, including approximately 0.4 million options held by executive officers and approximately 0.1 million options held by non-employee directors, were subject to the acceleration, which resulted in 92% of the Company’s then outstanding options being vested. The purpose of the acceleration was to enable the Company to minimize the amount of compensation expense recognized in association with these options in its consolidated statements of operations upon adoption of SFAS 123(R). Management believes that the aggregate future expense that was eliminated as a result of the acceleration of the vesting of these options was approximately $11.2 million. Management also believed that because the options that were accelerated had exercise prices in excess of the market value of the Company’s common stock on the date of acceleration, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.

Foreign Currency

Results of operations of the Company’s foreign subsidiaries are translated from the applicable functional currency to the U.S. dollar using average exchange rates during the reporting period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are included in accumulated other comprehensive loss, a separate component of stockholders’ deficit. Foreign currency transaction gains and losses are recorded in the consolidated statements of operations.

Income Taxes

Income taxes are accounted for using the asset and liability method, which provides for the establishment of deferred tax assets and liabilities for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes, applying the enacted statutory tax rates in effect for the years in which differences are expected to reverse. Valuation allowances are established when it is more likely than not that recorded deferred tax assets will not be realized. The Company has provided a full valuation allowance on deferred tax assets arising primarily from tax loss carryforwards and other potential tax benefits according to SFAS No. 109, “Accounting for Income Taxes,” because the future realization of such benefit is uncertain. As a result, to the extent that those benefits are realized in future periods, they will favorably affect net income or loss. As of December 31, 2006, the Company had $279.6 million in net operating loss carryforwards scheduled to expire between 2020 and 2025, of which $69.2 million is subject to the Section 382 limitation of the Internal Revenue Code, which limits the amount of net operating losses that the Company may deduct for income tax purposes.

Accreted and Deemed Dividends

In June 2006, the Company’s Series A Convertible Preferred stock (the Series A Preferred) was exchanged for shares of the Company’s common stock (see Note 15). In connection with the Exchange, the Company recognized a deemed dividend on the Series A Preferred of $240.1 million, representing the difference between the fair market value of the shares issued in the Exchange and those convertible pursuant to the original conversion terms. The deemed dividend is included in the computation of net loss attributable to common stockholders in the accompanying consolidated statement of operations for the year ended December 31, 2006. Accrued and unpaid Series A Preferred dividends totaled $105.8 million as of December 31, 2005, with no outstanding Series A Preferred dividends as of December 31, 2006. For the years ended December 31, 2006, 2005, and 2004, the total accreted and deemed dividends attributable to common shareholders for inclusion in earnings per share calculations were $262.8 million, $41.7 million, and $37.2 million, respectively.

Loss per Common Share

Loss per common share amounts for all periods presented herein conform to the provisions of SFAS No. 128, “Earnings Per Share.” As the effects of including the incremental shares associated with options, warrants, unvested restricted stock, and Series A Convertible Preferred stock are anti-dilutive, they are not included in the diluted weighted-average common shares outstanding. Accordingly, no reconciliation between basic and diluted loss per common share has been presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from such estimates and assumptions. Estimates used in the Company’s consolidated financial statements include, among others, allowance for credits and uncollectibles, assumptions used to value equity-based compensation awards, and the valuation of the fair value of certain assets and liabilities assumed in acquisitions.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (the FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in financial statements uncertain tax positions taken or expected to be taken on a tax return. FIN 48 is effective for annual periods beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have a material effect on its consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides guidance for using fair value techniques to measure assets and liabilities. The standard also provides for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial position, results of operations, and cash flows.

Concentrations of Credit Risk and Significant Customers

The Company invests excess cash with high credit, quality financial institutions, which bear minimal risk, and, by policy, limit the amount of credit exposure to any one financial institution. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company periodically reviews the credit quality of its customers and generally does not require collateral. As of December 31, 2006, approximately 12% of the Company’s gross accounts receivable was due from a single customer. Based on cash receipts collected subsequent to December 31, 2006, management does not believe such customer represents a concentration of credit risk. As of December 31, 2005, the Company had no significant concentrations of accounts receivable.

The Company is dependent upon one of its customers for a significant portion of its revenue. Revenue from Reuters and its subsidiaries was $87.6 million for the year ended December 31, 2006, representing 11% of the Company’s total revenue, a decrease of $12.9 million from revenue of $100.5 million for the year ended December 31, 2005. Revenue from Reuters and its subsidiaries in 2005 represented 15% of the Company’s total revenue, a decrease of $21.5 million from revenue of $122.0 million for the year ended December 31, 2004. The Company expects revenue from Reuters to be less than 10% of total revenue in 2007.

NOTE 3—SALE OF CONTENT DELIVERY NETWORK SERVICES

In December 2006, the Company entered into a purchase agreement (the Purchase Agreement) to sell substantially all of the assets related to its content delivery network services (the CDN Assets). As of December 31, 2006, the net book value of the CDN Assets held for sale, included in the Company’s balance sheet by major category, were comprised of property and equipment of $2.6 million and intangible assets of $1.7 million. The CDN Assets generated revenue in 2006 of approximately $20 million. Under the terms of the Purchase Agreement, the Company received proceeds of $135 million in cash and the buyer assumed certain liabilities of $0.3 million related to the CDN Assets. The purchase price is subject to a working capital adjustment. The Purchase Agreement contains representations, warranties and covenants of the Company, including tax and intellectual property representations and warranties. In connection therewith, the Company agreed to indemnify the buyer for breaches of its representations, warranties and covenants up to the amount of the purchase price. The Company believes the potential for performance under any indemnification clause is remote and therefore has not recorded any related liabilities.

In January 2007, the Company closed on the sale of the CDN Assets and received net proceeds of $125 million after transaction fees and related costs, estimated taxes, and the working capital adjustment.

NOTE 4—PROPERTY AND EQUIPMENT

The following table presents property and equipment, by major category, as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Communications and data center equipment	$401,684	$408,300
Facilities and leasehold improvements	171,423	157,171
Software, office equipment, and other	62,292	48,706

	635,399	614,177
Less accumulated depreciation and amortization	(350,962)	(352,952)

Property and equipment, net	$284,437	$261,225

On June 29, 2006, the Company purchased two buildings and an adjoining annex previously leased and used for one of its data centers for $13.8 million. On June 30, 2006, the Company relinquished title to the buildings, and the Company-owned leasehold improvements and equipment contained therein, for $50.6 million and subsequently entered into a fifteen year agreement to lease back such assets. The transaction was recorded as a financing method lease (see Note 8) and, as a result, the buildings and related leasehold improvements will remain in the Company’s financial statements through June 2021, the end of the lease term.

Depreciation expense was $62.9 million, $54.5 million, and $50.5 million for the years ended December 31, 2006, 2005, and 2004, respectively. In the fourth quarter of 2006, the Company wrote-off $60.1 million of fully depreciated assets that were no longer in use.

In 2006, the Company entered into six master capital lease agreements for the purchase of $6.6 million of communications, data center and other computer equipment. The cost of equipment and facilities held under capital lease was $130.7 million and $124.0 million as of December 31, 2006 and 2005, respectively. In December 2006, the Company entered into a capital lease agreement for a building which the Company plans to develop into a new data center, with the lease commencing in January 2007. The cost of this facility, which is excluded from the following table, is $30.5 million. Accumulated amortization of assets held under capital lease was $83.1 million and $77.7 million as of December 31, 2006 and 2005, respectively.

The following table presents assets held under capital lease, by major category, which are included in the property and equipment table above, as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Communications and data center equipment	$78,664	$71,992
Facilities and leasehold improvements	52,000	52,000
Software, office equipment, and other	27	27

	130,691	124,019
Less accumulated amortization	(83,102)	(77,745)

Property and equipment held under capital lease, net	$47,589	$46,274

Amortization expense for assets held under capital lease was $5.2 million, $8.4 million, and $8.5 million for the years ended December 31, 2006, 2005, and 2004, respectively.

NOTE 5—INTANGIBLE ASSETS

The following table presents intangible assets as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Intangible assets:
Customer relationships	$13,160	$13,160
Other intangible assets	5,550	5,550

	18,710	18,710

Less accumulated amortization:
Customer relationships	(11,736)	(8,638)
Other intangible assets	(2,486)	(1,541)

	(14,222)	(10,179)

Intangible assets, net	$4,488	$8,531

Amortization expense for intangible assets was $4.0 million, $5.0 million, and $4.6 million for the years ended December 31, 2006, 2005, and 2004, respectively. The aggregate amortization expense for intangible assets for the next five years is expected to be, $2.2 million, $1.1 million, $0.5 million, $0.4 million, and $0.1 million for the years ended December 31, 2007, 2008, 2009, 2010, and 2011, respectively.

NOTE 6—PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table presents prepaid expenses and other current assets as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Prepaid expenses	$8,374	$7,166
Deferred installation costs	9,891	7,158
Other	3,342	1,802

Total prepaid expenses and other current assets	$21,607	$16,126

NOTE 7—LONG-TERM DEBT

The following table presents long-term debt as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Proceeds from issuance of the Subordinated Notes	$200,000	$200,000
Adjustment for the valuation of warrants issued for Series B Preferred (original issue discount)	(65,872)	(65,872)

Adjusted value of the Subordinated Notes	134,128	134,128
Accretion of the original issue discount	35,245	22,264
Accrued interest on the Subordinated Notes	100,063	60,867

Balance of the Subordinated Notes	269,436	217,259
Revolving Credit Facility	—	58,000

Total long-term debt	$269,436	$275,259

Credit Facilities

Revolving Facility. On June 10, 2005, the Company and certain of its subsidiaries entered into a credit agreement with Wells Fargo Foothill, Inc., as arranger and administrative agent, and certain other lenders to provide the Company with an $85.0 million revolving credit facility (the Revolving Facility), which, as amended on June 30, 2006, includes a $20.0 million letter of credit provision. The Revolving Facility may be used for working capital and other general corporate purposes. The Revolving Facility matures, and all outstanding borrowings and unpaid interest are due, on December 9, 2008. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined by the Revolving Facility agreement. As of December 31, 2006, the $85.0 million Revolving Facility had no outstanding principal amounts and outstanding letters of credit of $11.3 million, with unused availability of $73.7 million. The Company may terminate the Revolving Facility prior to maturity, provided that the Company pays a premium of 0.5% of the revolver amount if terminated before June 10, 2007.

The Revolving Facility contains affirmative covenants, negative covenants, and financial covenants. The negative covenants place restrictions on, among other things, levels of investments, indebtedness, and dividend payments that the Company may make or incur. The financial covenants, which apply only if the Company maintains qualified cash and availability of less than $35.0 million, require the maintenance of certain financial measures at defined levels. Borrowings under the Revolving Facility bear interest at a base LIBOR plus an additional 2.75% to 3.25%, determined by certain financial measures, with a minimum interest rate at all times of 5.25%. As of December 31, 2006, the Revolving Facility bears interest at 8.10% based on the one-month LIBOR set in December 2006 of 5.35%. Interest is payable at varying dates, as outlined in the Revolving Facility agreement, generally every one to three months. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee. The Revolving Facility is secured by substantially all of the Company’s domestic properties and assets. The carrying amount of the Company’s obligations under the Revolving Facility approximate fair value as interest rates are based on floating interest rates identified by reference to market rates.

Loan Agreement. On December 18, 2006, the Company entered into a Loan and Security Agreement (the Loan Agreement) with Cisco Systems Capital Corporation. The Loan Agreement provides for borrowings of up to $33.0 million to purchase network equipment (the Equipment) manufactured by Cisco Systems, Inc. The Company may use a portion of the borrowings to purchase the Equipment in connection with the planned upgrade of its network infrastructure. The Loan Agreement allows the Company to finance Equipment purchases made prior to December 18, 2007, with principal and interest payable over five years from the date of borrowing, at an interest rate equal to 8.4% per annum. The indebtedness under the Loan Agreement is guaranteed by the Company, and the obligations under the Loan Agreement are secured by a first-priority security interest in the Equipment. As of December 31, 2006, the Company had no outstanding borrowings under the Loan Agreement.

Subordinated Notes

In February 2004, the Company issued $200.0 million of Subordinated Notes. The proceeds were used to fund the asset acquisition of CWA, and related operational, working capital, and capital expenditure requirements. Debt issuance costs associated with the Subordinated Notes were $2.0 million, consisting of fees to the purchasers of the Subordinated Notes, and were capitalized in other non-current assets in the accompanying consolidated balance sheets and are being amortized to interest expense using the effective interest method until maturity. The Subordinated Notes accrued interest based on a 365-day year at a rate of 12.5% per annum until February 3, 2005 and 15% per annum thereafter, payable semi-annually on June 30 and December 31 through the issuance of additional Subordinated Notes equal to the accrued interest payable at the time of settlement. Prior to January 29, 2008, the Company may redeem the Subordinated Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, plus a make-whole premium. The make-whole premium is equal to all remaining interest to be paid on the Subordinated Notes from the date of the redemption notice through January 30, 2008, discounted semi-annually at a rate equal to the treasury rate plus 0.5%, plus 1% of the principal amount of the Subordinated Notes. After January 30, 2008, the Company may redeem the Subordinated Notes, in whole but not in part, at a redemption price equal to 101% of the principal amount plus all accrued and unpaid interest. Upon a change of control, the holders of the Subordinated Notes have the right to require the Company to redeem any or all of the Subordinated Notes at a cash price equal to 100% of the principal amount of the Subordinated Notes, plus all accrued and unpaid interest as of the effective date of such change of control. The Subordinated Notes mature in a single installment on January 30, 2009. The outstanding principal and interest-to-date on the Subordinated Notes, excluding the original issue discount, which approximates fair value, was $297.2 million and $257.1 million as of December 31, 2006 and 2005, respectively.

Debt Covenants

The provisions of the Company’s debt agreements contain a number of covenants including, but not limited to, restricting or limiting the Company’s ability to incur more debt, pay dividends, and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond the Company’s control. The breach of any of these covenants could result in a default under the Company’s debt agreements and could trigger acceleration of repayment. As of and during the years ended December 31, 2006, 2005, and 2004, the Company was in compliance with all covenants under the debt agreements, as applicable.

Future Principal Payments

As of December 31, 2006, aggregate future principal payments of long-term debt are zero in both 2007 and 2008, and $401.9 million in 2009, consisting of $200.0 million in principal and $201.9 million of accrued interest, with no payments due thereafter. The weighted-average interest rate applicable to the Company’s outstanding borrowings was 15.0% and 13.53% as of December 31, 2006 and 2005, respectively.

NOTE 8—CAPITAL AND FINANCING METHOD LEASE OBLIGATIONS

Capital Lease Obligations

The following table presents future minimum lease payments under capital leases as of December 31, 2006:

Years Ended December 31,
2007	$13,090
2008	12,693
2009	11,853
2010	11,643
2011	11,991
Thereafter	97,101

Total capital lease obligations	158,371
Less amount representing interest	(94,304)
Less current portion	(2,100)

Capital lease obligations, net of current portion	$61,967

In December 2006, the Company entered into a 15 year capital lease agreement for a building that the Company plans to develop into a new data center, with the lease commencing in January 2007. The future minimum lease payments, which have been excluded from the table above, are $2.7 million, $3.3 million, $3.4 million, $3.5 million, $3.6 million, and $42.9 million for the years ended December 31, 2007, 2008, 2009, 2010, 2011, and thereafter, respectively.

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

Concurrent with the closing of these transactions, the Company entered into a triple-net lease agreement to lease back the facility and equipment (the Lease) for fifteen years at an initial annual base rent of $4.3 million and annual escalation of 2.5%. The Lease agreement provides the Company with the option to renew the Lease up to three times for a period of five years each. The Company will be required to pay all of the costs associated with the operation of the facility, including costs such as insurance, taxes and maintenance. The Lease imposes certain obligations on the Company and grants certain rights to the landlord in the event the Company defaults on the Lease. The Lease contains other customary representations, warranties, obligations, conditions, indemnification provisions, and termination provisions associated with leases of this nature.

As a result of the renewal provisions in the Lease agreement that are indicative of continuing involvement by the Company, the Lease qualifies as a financing method lease rather than a sale under sale-leaseback accounting for real estate. Accordingly, the Company recorded a financing method lease obligation of $50.6 million, equal to the proceeds received. The related assets and financing method lease obligation will be reflected in the Company’s accompanying consolidated balance sheet until completion of the lease term, when they will be removed from the Company’s financial statements, and any remaining obligation will be recognized as a gain on sale of the facility and equipment. Future minimum lease payments due under the financing method lease obligation, as of December 31, 2006, were $4.4 million in 2007, $4.5 million in 2008, $4.6 million in 2009, $4.8 million in 2010, $4.9 million in 2011, and $52.9 million thereafter, all of which represent interest using the effective interest method.

NOTE 9—OPERATING LEASES

The following table presents future minimum lease payments under operating leases as of December 31, 2006:

Years Ended December 31,
2007	$57,218
2008	53,677
2009	46,733
2010	38,137
2011	28,619
Thereafter	88,866

Total future minimum lease payments	$313,250

Rental expense under operating leases was $64.3 million, $59.9 million, and $48.3 million for the years ended December 31, 2006, 2005, and 2004, respectively.

In December 2006, the Company entered into two 15 year operating lease agreements for buildings that the Company plans to develop into two new data centers, with the leases commencing in January 2007. The future minimum lease payments, which have been excluded from the table above, are $1.6 million, $3.1 million, $3.4 million, $3.5 million, $3.6 million, $43.1 million for the years ended December 31, 2007, 2008, 2009, 2010, 2011, and thereafter, respectively.

NOTE 10—OTHER ACCRUED LIABILITIES

The following table presents the components of other accrued liabilities as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Current other accrued liabilities:
Wages, employee benefits, and related taxes	$29,353	$23,190
Deferred revenue	19,677	15,775
Taxes payable	9,872	6,036
Acquired contractual obligations in excess of fair value and other	5,417	7,872
Accrued outside services	15,837	14,372
Other current liabilities	14,821	11,452

Total current other accrued liabilities	$94,977	$78,697

Non-current other accrued liabilities:
Deferred revenue	$21,586	$12,309
Acquired contractual obligations in excess of fair value and other	23,837	27,965
Asset retirement obligation	22,716	21,965
Other non-current liabilities	14,802	18,576

Total non-current other accrued liabilities	$82,941	$80,815

Included in acquired contractual obligations in excess of fair value and other at December 31, 2006 and 2005, are amounts remaining from the CWA acquisition related to the fair market value adjustments of acquired facility leases and idle capacity on acquired long-term IRU maintenance and power contracts that the Company does not plan to utilize.

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

The following table presents a reconciliation of ARO as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Balance at beginning of year	$21,965	$19,157
Liabilities incurred or acquired	267	—
Liabilities settled	(2,897)	(18)
Revisions in expected cash flows	—	(215)
Accretion expense	3,381	3,041

Balance at end of year	$22,716	$21,965

NOTE 12—RESTRUCTURING CHARGES

In June 2005, the Company recorded restructuring charges related to the termination of a naming rights agreement for use of the Company’s name on a sports and entertainment arena in St. Louis, Missouri. In connection with the termination of the naming rights agreement, the Company paid $5.5 million in cash and wrote-off a $1.6 million naming rights asset, both of which were recorded as restructuring charges in the accompanying consolidated statement of operations for the year ended December 31, 2005. Termination of the naming rights agreement relieved the Company of $62.1 million in future cash obligations through June 2020. No further costs or obligations exist relative to the terminated naming rights agreement.

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

NOTE 13—COMMITMENTS AND CONTINGENCIES

The Company’s customer contracts generally span multiple periods, which result in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $60.9 million, $8.4 million, $7.9 million, $7.8 million, and $80.6 million during the years ended December 31, 2007, 2008, 2009, and 2010, and thereafter, respectively. Should the Company not meet the minimum spending levels in any given term, decreasing termination liabilities representing a percentage of the remaining contracted amount may become immediately due and payable. Furthermore, certain of these termination liabilities are subject to reduction should the Company experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if the Company had terminated all of these agreements as of December 31, 2006, the maximum termination liability would have been $165.6 million. To mitigate this exposure, when possible, the Company aligns its minimum spending commitments with customer revenue commitments for related services.

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in the accompanying consolidated balance sheets, such as letters of credit, indemnifications, and numerous operating leases under which the majority of the Company’s facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through December 2022 and may be renewed as circumstances warrant. The Company’s financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. Based on management’s past experience, no claims have been made against these financial instruments nor does it expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, the Company determined such financial instruments do not have significant value and has not recorded any related amounts in its consolidated financial statements. As of December 31, 2006, the Company had $11.3 million in letters of credit pledged as collateral to support various property and equipment leases and utilities. In addition, certain of the operating leases assumed by the Company in the CWA asset acquisition continue to be collateralized by Cable & Wireless plc with letters of credit and guarantees totaling $2.1 million, which will be replaced by the Company by July 2007. Also, in connection with the sale of the assets related to the Company’s digital content services, the Company agreed to indemnify the purchaser for certain losses that it may incur due to a breach of the Company’s representations and warranties.

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

The Company has employment agreements with key executive officers that contain provisions with regard to base salary, bonus, equity-based compensation, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control of the Company.

NOTE 14—COMPREHENSIVE LOSS

The following table presents comprehensive loss for the periods indicated:

	Years Ended December 31,
	2006	2005	2004
Net loss	$(43,958)	$(69,069)	$(148,798)
Foreign currency translation adjustments	(1,511)	(1,362)	1,262

Comprehensive loss	$(45,469)	$(70,431)	$(147,536)

NOTE 15—STOCKHOLDERS’ DEFICIT

The following table summarizes the number of diluted common shares, on an as-converted basis, as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Total common shares outstanding	51,490,697	12,089,852
Series A Preferred on an as-converted basis	—	27,394,581
Unvested restricted stock units	1,030,980	951,000
Warrants and options outstanding (treasury method)	1,624,275	308,921

Diluted common shares, on an as-converted basis	54,145,952	40,744,354

Diluted common shares, on an as-converted basis, presented above is for informational purposes and is not intended to represent the weighted-average diluted shares used to calculate earnings per share.

Stock Options

During the year ended 2006, the Company granted 4.2 million stock options under the 2003 Plan, with total compensation expense of $78.0 million to be recognized over the vesting period, using the Black-Scholes option pricing model. Compensation expense associated with stock options was $9.4 million, $0.5 million, and $0.7 million in the years ended December 31, 2006, 2005, and 2004, respectively. The Company’s 2006 expense included $0.7 million associated with the modification of a term of a former executive’s stock option agreement in March 2006.

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

Preferred Stock

On May 10, 2006, the Company entered into an Exchange and Recapitalization Agreement (the Exchange Agreement) with the holders of the Series A Preferred pursuant to which the holders agreed to exchange (the Exchange) their shares of Series A Preferred for an aggregate of 37.4 million shares of the Company’s common stock, including 8.4 million common shares in addition to the shares of common stock the Series A Preferred was then convertible into in accordance with their terms. On June 30, 2006, pursuant to the Exchange Agreement, all such common shares were issued to the holders of the Series A Preferred, in exchange for all shares of Series A Preferred. In connection with the Exchange, the Company recognized a deemed dividend on the Series A Preferred of $240.1 million, representing the difference between the fair market value of the shares issued in the Exchange and those convertible pursuant to the original conversion terms. The deemed dividend is included in the computation of net loss attributable to common stockholders in the accompanying consolidated statement of operations for the year ended December 31, 2006.

Investment funds related to Welsh, Carson, Anderson & Stowe (WCAS) held approximately 68% of the outstanding Series A Preferred prior to the Exchange. Three members of the Company’s board of directors are general partners of certain WCAS funds, represent WCAS on the Company’s board of directors and owned shares of Series A Preferred and participated in the Exchange. Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund IV, L.P. and CVC II Partners, L.L.C. (together, Constellation), held approximately 10% of the outstanding Series A Preferred, and MLT, LLC (formerly Moneyline Telerate Holdings, Inc.), whose representative on the Company’s board of directors resigned on January 23, 2007, held approximately

20% of the outstanding Series A Preferred. Constellation’s representative on the Company’s board of directors resigned effective July 14, 2006. Two of the Company’s executive officers hold restricted preferred units (RPUs) that entitle them to receive upon vesting of each RPU that number of shares of common stock that a holder of Series A Preferred would have been entitled to receive. Accordingly, their RPUs were adjusted to give them the same benefits they would have received had they held Series A Preferred and participated in the Exchange.

The Exchange was approved by a special committee of the Company’s Board of Directors comprised of independent directors who were advised by independent, third-party financial advisors and legal counsel. The Exchange was also approved by the Company’s stockholders acting by written consent. WCAS, Constellation, and MLT, who collectively held more than a majority of the Company’s outstanding voting power, executed the written consent.

Restricted Preferred Units

On May 8, 2006, the compensation committee of the Board of Directors awarded 6,770 RPUs to two executives of the Company, giving the holders the right to receive upon vesting that number of shares of common stock as one share of the Company’s Series A Preferred would have been convertible into had such shares of Series A Preferred been outstanding since March 18, 2002, less an exercise value of $1,561 per RPU. Based on the terms of the Exchange previously described, the RPUs were adjusted to give the holders the same benefits they would have received had they participated in the Exchange, resulting in the holders obtaining the right to receive upon vesting 1.3 million shares of common stock. RPUs allow for a cashless exercise, net of shares withheld for estimated taxes, which may result in fewer shares issued than were originally granted. Compensation expense associated with the RPUs was measured on the date of grant using the Black-Scholes option pricing model and was determined to be $29.8 million and will be recognized over the four year vesting period. Vesting is subject to continued employment and occurs at a rate of 25% on each anniversary of the grant date until fully vested. Compensation expense associated with RPUs was $5.0 million for the year ended December 31, 2006. As the RPUs have similar characteristics as stock options, such as exercise value and vesting period, these instruments are disclosed herein with stock options, where indicated.

Warrants

In 2002, the Company issued warrants to Nortel Networks, Inc. (Nortel) to purchase approximately 0.4 million shares of the Company’s common stock for $11.25 per share. In March 2006, Nortel exercised its warrants and received approximately 0.2 million shares of the Company’s common stock. Additionally in 2002, the Company issued ten million five-year performance warrants to entities affiliated with Constellation Ventures (Constellation) to acquire shares of common stock at $11.25 per share. The warrants vested in a total of three tranches as Constellation earned the right to exercise the warrants when it met certain performance criteria related to assisting the Company in obtaining new business. During the fourth quarter of 2003, the first quarter of 2004, and the second quarter of 2004, respectively, Constellation met the performance criteria, causing each of the three tranches for an aggregate of 0.6 million warrants to vest, which resulted in non-cash equity-based compensation expense of $3.4 million, $6.6 million, and $3.8 million, with respect to each of the three tranches. The non-cash equity-based compensation expense was calculated utilizing the Black-Scholes option pricing model and relevant assumptions. In the first quarter of 2004, Constellation completed a cashless exercise of its first tranche of vested warrants and received approximately 0.2 million shares of the Company’s common stock. In August 2006, Constellation completed an additional cashless exercise of its remaining warrants and received approximately 0.2 million shares of the Company’s common stock. As of December 31, 2006, the Company had no outstanding warrants.

Restricted Stock Units

In August 2005, the compensation committee awarded restricted common stock units (RSUs) to executives and employees, governed by the terms of the 2003 Incentive Compensation Plan (the 2003 Plan). RSUs represent common stock but do not give the recipient any actual ownership interest in the Company’s common stock, other than the right to receive cash dividends, until vested and the shares of common stock underlying the RSUs are delivered. No cash consideration was received by the Company for such awards. Vesting of the RSUs is subject to continued employment over a period of up to four years. In the event the Company achieves annual financial performance targets, beginning in March 2007, one-third of the RSU’s will vest annually through March 2009.

The Company awarded 0.4 million and 1.3 million RSUs in the years ended December 31, 2006 and 2005, respectively, of which 0.3 million and 0.4 million were forfeited upon employment termination in the years ended December 31, 2006 and 2005, respectively. RSUs allow for a cashless exercise, net of shares withheld for estimated taxes, which may result in fewer shares issued than were originally granted. The approximate grant date fair value was $7.3 million and $13.1 million for awards granted in 2006 and 2005, respectively, and was recorded as deferred compensation. Deferred compensation is being amortized on a straight-line basis and recognized as non-cash equity-based compensation over the expected performance period. Compensation expense related to the RSUs was $5.2 million and $1.5 million during the years ended December 31, 2006 and 2005, respectively. If the Company achieves its performance targets, non-cash equity-based compensation will be accelerated to ensure that the amount of non-cash equity-based compensation recorded is reflective of the vested RSUs.

Restricted Common Stock

In February 2005, the Company’s Board of Directors awarded less than 0.1 million shares of restricted common stock (RCS), governed by the terms of the 2003 Plan, to certain non-employee members of the Company’s Board of Directors. RCS vest ratably on the anniversary of the grant date over a period of three years based on the recipient’s continued service to the Company. RCS provide the recipient on the grant date with actual ownership interests in the Company’s common stock, including voting rights and the right to receive dividends. The Company recorded $0.1 million of deferred compensation in conjunction with the grant of the RCS, which represented the fair value of the RCS on the date of grant. Deferred compensation is being amortized on a straight-line basis and recognized as non-cash equity-based compensation over the three-year vesting period and was $0.1 million and less than $0.1 million during the years ended December 31, 2006 and 2005, respectively.

Secondary Stock Offering

On January 23, 2007, MLT LLC, which owned 7,625,110, or 14.8%, of the outstanding shares of the Company’s common stock at December 31, 2006, sold all such shares under the Company’s existing shelf registration statement. The Company did not receive any of the proceeds of the offering.

NOTE 16—EQUITY-BASED COMPENSATION

As of December 31, 2006, the Company had two equity-based compensation plans – the Amended and Restated 2003 Incentive Compensation Plan and the 1999 Stock Option Plan, as amended, collectively referred to herein as the Plans. The Plans provide for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights and cash awards. Any of these awards may be granted as incentives to reward and encourage individual contributions to the Company. In 2006, the compensation committee of the Board of Directors increased the shares authorized under the Plans by 3.0 million shares. As of December 31, 2006, and with such increase, the Plans had 12.1 million shares authorized for grants of equity-based instruments. Stock options generally expire 10 years from the date of the grant and have graded vesting over four years. Restricted stock awards granted to non-employee directors have graded vesting over three years. Restricted stock units granted to certain employees have included performance features and graded vesting expected over periods up to four years. Restricted preferred units granted to certain executives have graded vesting over four years. The Company issues new shares of common stock upon exercise of equity-based compensation awards.

Compensation expense is recognized over the vesting period for equity-based awards. The Company recognized total non-cash equity-based compensation expense of $19.7 million, $2.0 million, and $11.1 million for the years ended December 31, 2006, 2005, and 2004, respectively. The majority of these amounts were reflected in selling, general, and administrative expenses in the accompanying consolidated statements of operations, with the remainder included in cost of revenue. As of December 31, 2006, the Company had $98.8 million of unrecognized compensation cost related to unvested equity-based compensation that is expected to be ultimately recognized, which includes 1.0 million restricted stock units, less than 0.1 million shares of restricted common stock, 4.2 million stock options that have a weighted-average exercise price of $28.43 per share, and restricted preferred units for 1.3 million common shares that have a weighted-average exercise price of $8.37 per common share. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.3 years.

The following table presents information associated with the Company’s non-cash equity-based compensation awards for the year ended December 31, 2006 (in thousands):

	Year Ended December 31, 2006
	Restricted Stock Units	Restricted Stock	Options and RPUs	Warrants
Outstanding at beginning of period	951	10	3,471	873
Granted	407	10	5,426	—
Delivered/Exercised	—	(3)	(1,561)	(873)
Forfeited	(327)	—	(253)	—

Outstanding at end of period	1,031	17	7,083	—

The following table presents stock option and RPU activity for the Plans and related information for the year ended December 31, 2006 (in thousands, except weighted-average figures):

	Year Ended December 31, 2006
	Options and RPUs	Weighted- Average Exercise Price	Weighted- Average Remaining Life	Total Intrinsic Value of Options
Outstanding at beginning of year	3,471	$15.75
Granted	5,426	24.29
Exercised	(1,561)	13.17
Cancelled / forfeited	(253)	22.83

Outstanding at end of year	7,083	22.50	8.81 years	$98,607

Exercisable at end of year	1,625	18.17	6.59 years	33,538

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable. Total intrinsic value of options at the time of exercise was $21.1 million, $0.5 million, and $4.7 million for the years ended December 31, 2006, 2005, and 2004, respectively.

The summary table presented below provides the Company’s assumptions utilized in the Black-Scholes option pricing model in the determination of the grant date fair value of stock options and RPUs:

	Years Ended December 31,
	2006	2005	2004
Expected volatility	96.1% - 99.9%	107.3%	109.8%
Risk-free interest rate	4.6% - 5.2%	3.8%	3.1%
Expected option life in years	3.0 – 3.5	4	4
Dividend yield	—	—	—

Expected volatility is determined based on historical stock volatility over the expected term of the award. The risk-free interest rate is determined using an interest rate yield on U.S. Treasury instruments with a term equivalent to the award at the date of grant. The expected option life is the calculated term of options based on historical employee exercise patterns experienced for similar award grants. The dividend yield is assumed to be zero based on the Company’s intent to not declare dividends in the foreseeable future.

NOTE 17—INCOME TAXES

The following table presents the components of net loss before income taxes for the years ended December 31, 2006, 2005, and 2004:

	Years Ended December 31,
	2006	2005	2004
Domestic operations	$(38,864)	$(63,676)	$(152,174)
Foreign operations	(3,189)	(5,393)	3,376

Net loss before income taxes	$(42,053)	$(69,069)	$(148,798)

The Company incurred operating losses for financial reporting purposes from inception through December 31, 2006. Prior to 2006, the Company did not record a provision for income taxes because of the cumulative operating loss position. For the year ended December 31, 2006, the Company expects to have taxable income before NOL utilization and accordingly has recorded a provision for related alternative minimum taxes of $1.9 million, which is comprised of $1.4 million of federal taxes and $0.5 million of state taxes.

All deferred tax assets, including net operating loss and minimum tax credit carryforwards, have been fully offset by valuation allowances. Overall, the Company had valuation allowances of $223.2 million and $221.2 million as of December 31, 2006 and 2005, respectively, against its net deferred tax assets due to the uncertainty of their ultimate realization.

The following table presents the components of deferred income tax assets and liabilities as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Deferred income tax assets:
Net operating loss carryforwards	$120,813	$166,622
Accrued non-cash interest on Subordinated Notes	53,156	32,703
Deferred revenue	7,376	6,586
Accrued payroll	6,666	5,879
Allowance for doubtful accounts	4,475	4,345
Non-cash equity-based compensation	5,229	4,021
Sale of fixed assets under financing method	12,155	—
Restricted stock units	2,419	522
Alternative minimum tax credit carryforward	1,905	—
Other	17,649	12,051

Gross deferred tax assets	231,843	232,729
Deferred income tax liabilities:
Property and equipment	8,627	11,485

Gross deferred tax liabilities	8,627	11,485

Total deferred tax assets, net of deferred tax liabilities	223,216	221,244
Valuation allowances	(223,216)	(221,244)

Net deferred tax assets	$—	$—

Section 382 of the Internal Revenue Code, limits the Company’s ability to utilize the Company’s U.S. net operating loss carryforwards against future U.S. taxable income and may also limit the utilization of other U.S. carryover tax attributes in the event of an ownership change. Management believes that this limitation could restrict the Company’s ability to offset future U.S. taxable income with its net operating loss carryforwards over the U.S. statutory carryforwards periods, of up to 20 years, to approximately $4.6 million per year. In 2006, the Company performed an assessment of the realization of existing net operating loss carryforwards under IRS Code section 382 and has adjusted the existing net operating loss carryforwards down to their expected realizable amount. The Company’s net operating loss carryforwards and the related valuation allowances presented in the previous table have been restated as of December 31, 2005 to conform to the current year presentation.

As of December 31, 2006, the Company has approximately $279.6 million in U.S. net operating loss carryforwards scheduled to expire between 2020 and 2025, of which $69.2 million is estimated to be subject to the Section 382 limitation. As of December 31, 2006, the Company’s foreign subsidiaries have approximately $31.8 million in net operating loss carryforwards, primarily from Switzerland, the Netherlands, Singapore, Japan, Thailand, and Hong Kong, each having unlimited carryforwards periods.

The December 31, 2006, 2005 and 2004 income tax expense differed from the statutory federal income tax expense as follows:

	Years Ended December 31,
	2006	2005	2004
Federal tax benefit at statutory rate	$(14,813)	$(24,175)	$(52,079)
State tax benefit, net of federal tax benefit	(1,447)	(2,426)	(5,357)
Change in valuation allowance primarily due to net operating loss carryforwards	17,309	26,098	57,142
Non-deductible compensation and permanent items	856	503	294

Total income tax expense	$1,905	$—	$—

NOTE 18—RETIREMENT SAVINGS PLAN

The Company has a 401(k) retirement savings plan for the benefit of qualified employees. All active employees at least 21 years of age are eligible to participate and may contribute a portion of their compensation to the plan. The Company matched 50% of employee contributions up to a maximum of 8% of total compensation in 2006 and 6% in both 2005 and 2004. Company contributions under this plan vest ratably over three years. The Company expensed $4.4 million, $3.0 million, and $2.6 million in employer matching contributions during the years ended December 31, 2006, 2005, and 2004, respectively.

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

The Company’s operations are managed on the basis of three geographic regions, Americas, EMEA (Europe, Middle East, and Africa) and Asia. Management evaluates the performance of such regions and allocates resources to them based primarily on revenue. The Company has evaluated the criteria for aggregation of its geographic regions under SFAS 131 and believes it meets each of the respective criteria set forth therein. The Company’s geographic regions maintain similar sales forces, each of which offer all of the Company’s services due to the similar nature of such services. In addition, the geographic regions utilize similar means for delivering the Company’s services; have similarity in the types of customer receiving the products and services; and distribute the Company’s services over a unified network and using comparable data center technology. In light of these factors, management has determined that the Company has one reportable segment.

The table below presents selected financial information for the Company’s geographic regions as of and for the years ended December 31, 2006, 2005, and 2004. For the years ended December 31, 2006, 2005, and 2004, revenue earned in the U.S. represented approximately 84%, 82%, and 82% of total revenue, respectively.

	Years Ended December 31,
	2006	2005	2004
Revenue:
Americas	$641,221	$548,430	$506,466
EMEA	82,364	74,943	63,857
Asia	40,386	43,639	46,500

Total revenue	$763,971	$667,012	$616,823

	December 31,
	2006	2005
Property and equipment, net:
Americas	$269,919	$249,922
EMEA	12,030	9,649
Asia	2,488	1,654

Total property and equipment, net	$284,437	$261,225

Revenue from Reuters, the Company’s largest customer comprised $87.6 million, $100.5 million, and $122.0 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Substantially all of the Company’s intangible assets and other non-current assets reside in the Americas geographic region.

NOTE 20—QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2006 (by quarter)
	First	Second	Third	Fourth
Revenue	$179,955	$189,597	$193,748	$200,671
Cost of revenue (1)	112,969	117,102	116,484	118,369
Income from operations	3,705	6,034	4,085	11,626
Net loss	(12,448)	(11,091)	(13,578)	(6,841)
Net loss attributable to common stockholders (2)	(23,637)	(262,712)	(13,578)	(6,841)
Basic and diluted loss per common share (3)	(1.95)	(19.50)	(0.27)	(0.13)

	Year Ended December 31, 2005 (by quarter)
	First	Second	Third	Fourth
Revenue	$162,172	$167,200	$166,127	$171,513
Cost of revenue (1)	109,086	108,668	107,017	110,777
Restructuring charges, net	—	3,340	—	—
Integration costs	2,061	684	—	—
Income (loss) from operations	(5,320)	(3,502)	2,310	2,836
Net loss	(20,882)	(21,335)	(13,731)	(13,121)
Net loss attributable to common stockholders	(30,873)	(31,611)	(24,303)	(23,997)
Basic and diluted loss per common share (3)	(2.57)	(2.63)	(2.01)	(1.98)

(1)	Excludes depreciation, amortization, and accretion, which are reported separately.
(2)	Includes $240.1 million of deemed dividends for the quarter ended June 30, 2006 incurred in connection with the exchange of Series A Convertible Preferred stock for common stock on June 30, 2006.
(3)	Quarterly and year-to-date computations of per share amounts are prepared independently. Therefore, the sum of per share amounts for the quarters may not agree exactly with per share amounts for the year.