Form 10-Q
period 2007-03-31
SAVVIS, Inc.
filed 2007-05-01
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Common stock, $0.01 Par Value –52,725,947 shares as of April 26, 2007

The Exhibit Index begins on page 33.

SAVVIS, I NC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

S AVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$221,574	$98,693
Trade accounts receivable, net of allowance of $6,818 and $10,690	43,033	44,949
Prepaid expenses and other current assets	24,296	21,607

Total Current Assets	288,903	165,249

Property and equipment, net	336,744	284,437
Other non-current assets	14,522	17,333

Total Assets	$640,169	$467,019

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Payables and other trade accruals	$48,516	$43,009
Current portion of capital and financing method lease obligations	2,313	2,100
Other accrued liabilities	92,589	94,977

Total Current Liabilities	143,418	140,086

Long-term debt	283,527	269,436
Capital and financing method lease obligations, net of current portion	143,112	112,891
Other accrued liabilities	83,669	82,941

Total Liabilities	653,726	605,354

Stockholders’ Deficit:
Common stock; $0.01 par value, 1,500,000,000 shares authorized; 52,649,284 and 51,490,697 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	527	515
Additional paid-in capital	708,568	699,450
Accumulated deficit	(719,951)	(834,492)
Accumulated other comprehensive loss	(2,701)	(3,808)

Total Stockholders’ Deficit	(13,557)	(138,335)

Total Liabilities and Stockholders’ Deficit	$640,169	$467,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenue	$205,248	$179,955
Operating Expenses:
Cost of revenue (including non-cash equity-based compensation of $1,359 and $243)(1)	116,675	112,969
Sales, general, and administrative expenses (including non-cash equity-based compensation of $6,420 and $1,574)	53,171	43,356
Depreciation, amortization, and accretion	21,645	19,926
Gain on sale of CDN assets	(125,198)	—

Total Operating Expenses	66,293	176,251

Income from Operations	138,955	3,704
Net interest expense and other	18,337	16,152

Net Income (Loss) before Income Taxes	120,618	(12,448)
Income Taxes	6,077	—

Net Income (Loss)	114,541	(12,448)
Accreted and deemed dividends on Series A Convertible Preferred stock	—	11,188

Net Income (Loss) Attributable to Common Stockholders	$114,541	$(23,636)

Net Income (Loss) per Common Share
Basic	$2.20	$(1.95)

Diluted	$2.13	$(1.95)

Weighted-Average Common Shares Outstanding(2)
Basic	52,023,994	12,152,532

Diluted	53,749,503	12,152,532

(1)	Excludes depreciation, amortization, and accretion, which is reported separately.
(2)	All common share information included herein reflects the one-for-fifteen reverse stock split that occurred on June 6, 2006. For the three months ended March 31, 2006, the effects of including the incremental shares associated with options, unvested restricted preferred units, unvested restricted stock units, unvested restricted stock awards, and Series A Convertible Preferred stock are antidilutive, and as such, are not included in diluted weighted average common shares outstanding. The increase in weighted-average common shares outstanding from March 31, 2006 to March 31, 2007 was the result of the exchange of Series A Convertible Preferred stock for 37,417,347 shares of common stock on June 30, 2006.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Operating Activities:
Net income (loss)	$114,541	$(12,448)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	21,645	19,926
Non-cash equity-based compensation	7,779	1,817
Accrued interest	15,303	12,787
Gain on sale of CDN assets	(125,198)	—
Gain on disposal on fixed assets	(753)	—
Net changes in operating assets and liabilities, net of effects from disposition:
Trade accounts receivable, net	1,574	1,046
Prepaid expenses, other current assets, and other non-current assets	(3,274)	(2,093)
Payables and other trade accruals	(990)	2,213
Deferred revenue	4,846	5,234
Other accrued liabilities	(7,184)	(9,617)

Net cash provided by operating activities	28,289	18,865

Investing Activities:
Payments for capital expenditures	(35,792)	(16,465)
Proceeds from sale of CDN assets, net	128,121	—
Other investing activities, net	495	70

Net cash provided by (used in) investing activities	92,824	(16,395)

Financing Activities:
Proceeds from stock option exercises	10,450	2,240
Payments for employee taxes on equity-based instruments	(9,088)	—
Principal payments under revolving credit facility	—	(16,000)
Payments under capital lease obligations	(726)	(168)

Net cash provided by (used in) financing activities	636	(13,928)

Effect of exchange rate changes on cash and cash equivalents	1,132	(114)

Net increase (decrease) in cash and cash equivalents	122,881	(11,572)
Cash and cash equivalents, beginning of period	98,693	61,166

Cash and cash equivalents, end of period	$221,574	$49,594

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,002	$3,812

Non-cash Investing and Financing Activities:
Assets acquired and obligations incurred under capital leases (see Notes 4 and 6)	$30,513	$3,463

Accreted and deemed dividends on Series A Convertible Preferred stock	$—	$11,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S AVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(dollars in thousands)

	Number of Shares Outstanding Common Stock (1)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
Balance at December 31, 2006	51,490,697	$515	$699,450	$(834,492)	$(3,808)	$(138,335)

Net income	—	—	—	114,541	—	114,541

Foreign currency translation adjustments	—	—	—	—	1,107	1,107

Issuance of common stock upon exercise of stock options	774,073	7	10,439	—	—	10,446

Issuance of restricted stock	11,700	1	(1)	—	—	—

Issuance of common stock upon vesting of stock awards	372,814	4	(4)	—	—	—

Payments for employee taxes on equity-based instruments	—	—	(9,088)	—	—	(9,088)

Recognition of deferred compensation costs	—	—	7,772	—	—	7,772

Balance at March 31, 2007	52,649,284	$527	$708,568	$(719,951)	$(2,701)	$(13,557)

(1)	All common share information included herein reflects the one-for-fifteen reverse stock split that occurred on June 6, 2006.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S AVVIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular dollars in thousands, except share and per share amounts)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

SAVVIS, Inc. (the Company) is a global information technology (IT) services company delivering integrated hosting, network, and professional services to businesses around the world and to various segments of the U.S. federal government.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, under the rules and regulations of the U.S. Securities and Exchange Commission (the SEC), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2006. Such audited financial statements are included in the Company’s Annual Report on Form 10-K (the Annual Report) filed with the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Annual Report.

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments considered necessary for a fair presentation, have been included. In addition, certain amounts from prior years have been reclassified to conform to the current year presentation.

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

Revenue Recognition

The Company derives the majority of its revenue from recurring revenue streams, consisting primarily of hosting, which includes managed hosting and colocation, network services, and other services, which is recognized as services are provided. Installation fees, although generally billed upon installation, are deferred and recognized ratably over the estimated average life of a customer contract. Revenue is recognized when the related service has been provided, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured.

In addition, the Company has service level commitments pursuant to individual customer contracts with a majority of its customers. To the extent that such service levels are not achieved, or are otherwise disputed due to third party power or service issues, unfavorable weather, or other service interruptions or conditions, the Company estimates the amount of credits to be issued and records a reduction to revenue, with a corresponding increase in the allowance for credits and uncollectibles. In the event that the Company provides credits or payments to customers related to service level claims, the Company may recover such costs through third party insurance agreements. Insurance proceeds received under these agreements are recorded as an offset to previously recorded revenue reductions.

Cost of Revenue

Invoices from communications service providers may exceed amounts the Company believes it owes. The Company’s practice is to identify these variances and engage in discussions with the vendors to resolve disputes. Accruals are maintained for the best estimate of the amount that may ultimately be paid. Other operational expenses include rental costs, utilities, costs for hosting space, as well as salaries and related benefits for engineering, service delivery and provisioning, customer service, and operations personnel. Maintenance and operations costs for indefeasible rights of use (IRUs) are also reflected in cost of revenue.

Equity-Based Compensation

The Company recognizes equity-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payment.” The fair value of total equity-based compensation for stock options and restricted preferred units is calculated using the Black-Scholes option pricing model which utilizes certain assumptions and estimates that have a material impact on the amount of total compensation cost recognized in the Company’s consolidated financial statements. Total equity-based compensation costs for restricted stock units and restricted stock awards is calculated as the market value of the stock on the date of grant. Total equity-based compensation costs are amortized to equity-based compensation expense over the vesting or performance period of the award, as applicable, which typically ranges from three to four years.

Income Taxes

Income taxes are accounted for using the asset and liability method in accordance with SFAS 109, “Accounting for Income Taxes,” which provides for the establishment of deferred tax assets and liabilities for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes, applying the enacted statutory tax rates in effect for the years in which differences are expected to reverse. Valuation allowances are established when it is more likely than not that recorded deferred tax assets will not be realized.

As described in Note 12, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes.”

Net Income (Loss) per Common Share

The Company prepares net income (loss) per common share in accordance with SFAS 128, “Earnings per Share.” Under the provisions of SFAS 128, basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period, excluding unvested common shares subject to cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and restricted preferred units and unvested restricted stock units and restricted stock awards subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted preferred units, and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method.

The following tables set forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31,
	2007	2006
Net income (loss)	$114,541	$(12,448)
Accreted dividends of Series A Preferred stock	—	(11,188)

Net income (loss) attributable to common stockholders	$114,541	$(23,636)

Weighted-average shares outstanding	52,023,994	12,152,532
Effect of dilutive securities: (1)
Stock options	770,242	—
Restricted preferred units	394,038	—
Restricted stock units and restricted stock awards	561,229	—
Series A Preferred stock	—	—

Weighted-average shares outstanding – dilutive (2)	53,749,503	12,152,532

Net income (loss) per share:
Basic	$2.20	$(1.95)

Diluted	$2.13	$(1.95)

(1)	For the three months ended March 31, 2006, the assumed conversion of dilutive equity instruments into common stock was anti-dilutive and therefore excluded from the diluted net income (loss) per common share calculation.
(2)	Weighted-average shares outstanding – dilutive for the three months ended March 31, 2007 excludes 3.3 million anti-dilutive shares.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from such estimates and assumptions. Estimates used in the Company’s consolidated financial statements include, among others, allowance for credits and uncollectibles, assumptions used to value certain equity-based compensation awards, and the valuation of the fair value of certain assets and liabilities assumed in acquisitions.

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial position, results of operations, and cash flows.

Concentrations of Credit Risk

The Company invests excess cash with high credit, quality financial institutions, which bear minimal risk and, by policy, limit the amount of credit exposure to any one financial institution. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company periodically reviews the credit quality of its customers and generally does not require collateral.

NOTE 3—SALE OF CONTENT DELIVERY NETWORK ASSETS

In December 2006, the Company entered into a purchase agreement (the Purchase Agreement) for the sale of substantially all of the assets related to its content delivery network assets (the CDN Assets). The Purchase Agreement contains representations, warranties and covenants of the Company, including certain tax and intellectual property representations and warranties. In connection therewith, the Company agreed to indemnify the buyer for a period of up to six years for breaches of certain intellectual property representations, warranties, and covenants up to, but not to exceed, the amount of the purchase price, net of working capital adjustments, or $132.5 million. The Company believes the potential for performance under the indemnification is unlikely and, therefore, has not recorded any related liabilities.

In January 2007, the Company completed the sale and received net proceeds of $128.1 million, after transaction fees, related costs, and a working capital adjustment, and recorded a gain on sale of $125.2 million comprised of the following:

Cash proceeds, net of working capital adjustment	$132,510
Transaction costs	(4,389)

Cash proceeds, net	128,121

Assets sold and liabilities assumed:
Property and equipment, net	2,736
Intangible assets	1,640
Current liabilities	(1,453)

Assets sold and liabilities assumed, net	2,923

Gain on sale of CDN Assets	$125,198

NOTE 4—PROPERTY AND EQUIPMENT

The following table presents property and equipment, by major category, as of March 31, 2007 and December 31, 2006:

	Useful Lives (in years)	March 31, 2007	December 31, 2006
Communications and data center equipment	3-15	$422,366	$401,684
Facilities and leasehold improvements	2-15	221,362	173,845
Software	3	31,439	28,270
Office equipment	3-7	31,617	31,600

		706,784	635,399
Less accumulated depreciation and amortization		(370,040)	(350,962)

Property and equipment, net		$336,744	$284,437

Depreciation and amortization expense for property and equipment was $17.9 million and $16.1 million for the three months ended March 31, 2007 and 2006, respectively.

The following table presents property and equipment held under capital and financing method leases, by major category, which represent components of property and equipment included in the table above, as of March 31, 2007 and December 31, 2006:

	Useful Lives (in years)	March 31, 2007	December 31, 2006
Communications and data center equipment	3-5	$78,639	$78,664
Facilities and leasehold improvements	2-15	82,540	52,027

		161,179	130,691
Less accumulated amortization		(85,051)	(83,102)

Total held under capital and financing method leases, net		$76,128	$47,589

In January 2007, the Company recorded a capital lease for $30.5 million related to a building which the Company is developing into a data center.

Amortization expense for assets held under capital lease was $1.9 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively.

NOTE 5—LONG-TERM DEBT

The following table presents long-term debt as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Proceeds from issuance of the Subordinated Notes	$200,000	$200,000
Adjustment for the valuation of warrants issued for Series B Preferred (original issue discount)	(65,872)	(65,872)

Adjusted value of the Subordinated Notes	134,128	134,128
Accretion of the original issue discount	38,608	35,245
Accrued interest on the Subordinated Notes	110,791	100,063

Total balance of the Subordinated Notes	283,527	269,436

Revolving credit facility	—	—

Total long-term debt	$283,527	$269,436

Subordinated Notes

In February 2004, the Company issued $200.0 million in Series A Subordinated Notes (the Subordinated Notes). The proceeds were used to fund the asset acquisition of Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc., together with the assets of certain of their affiliates (collectively, CWA), and related operational, working capital, and capital expenditure requirements. Debt issuance costs associated with the Subordinated Notes were $2.0 million, consisting of fees to the purchasers of the Subordinated Notes, and were capitalized in other non-current assets in the accompanying unaudited condensed consolidated balance sheets and are being amortized to interest expense using the effective interest method until maturity. The Subordinated Notes accrue interest based on a 365-day year at a rate of 15% per annum, payable semi-annually on June 30 and December 31 through the issuance of additional Subordinated Notes equal to the accrued interest payable at the time of settlement. Prior to January 29, 2008, the Company may redeem the Subordinated Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, plus a make-whole premium. The make-whole premium is equal to all remaining interest to be paid on the Subordinated Notes from the date of the redemption notice through January 30, 2008, discounted semi-annually at a rate equal to the treasury rate plus 0.5%, plus 1% of the principal amount of the Subordinated Notes. After January 30, 2008, the Company may redeem the Subordinated Notes, in whole but not in part, at a redemption price equal to 101% of the principal amount plus all accrued and unpaid interest. Upon a change of control, the holders of the Subordinated Notes have the right to require the Company to redeem any or all of the Subordinated Notes at a cash price equal to 100% of the principal amount of the Subordinated Notes, plus all accrued and unpaid interest as of the effective date of such change of control. The Subordinated Notes mature in a single installment on January 30, 2009. The outstanding principal and interest-to-date on the Subordinated Notes, excluding the original issue discount, which approximates fair value, was $308.1 million and $297.2 million as of March 31, 2007 and December 31, 2006, respectively.

Credit Facilities

Revolving Facility. The Company maintains an $85.0 million revolving credit facility (the Revolving Facility), which includes a $20.0 million letter of credit provision. The Revolving Facility may be used for working capital and other general corporate purposes. The Revolving Facility matures, and all outstanding borrowings and unpaid interest are due, on December 9, 2008. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined by the Revolving Facility agreement. The Company may terminate the Revolving Facility prior to maturity, provided that the Company pays a premium of 0.5% of the amount of the Revolving Facility if terminated prior to June 10, 2007 but no premium if terminated thereafter. As of March 31, 2007, the Company had no outstanding principal amounts under the Revolving Facility, outstanding letters of credit of $10.9 million, and unused availability of $74.1million. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee. The Revolving Facility is secured by substantially all of the Company’s domestic properties and assets.

Loan Agreement. The Company maintains a Loan and Security Agreement (the Loan Agreement) with Cisco Systems Capital Corporation. The Loan Agreement provides for borrowings of up to $33.0 million to purchase network equipment (the Equipment) manufactured by Cisco Systems, Inc. The obligations under the Loan Agreement are secured by a first-priority security interest in the Equipment. As of March 31, 2007, the Company had no outstanding borrowings under the Loan Agreement.

Debt Covenants

The provisions of the Company’s debt agreements contain a number of covenants including, but not limited to, restricting or limiting the Company’s ability to incur more debt, pay dividends, and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond the Company’s control. The breach of any of these covenants could result in a default under the Company’s debt agreements and could trigger acceleration of repayment. As of and during the three months ended March 31, 2007 and the year ended December 31, 2006, the Company was in compliance with all covenants under the debt agreements, as applicable.

Future Principal Payments

As of March 31, 2007, aggregate future principal payments of long-term debt were zero in both 2007 and 2008, and $401.9 million in 2009, consisting of $200.0 million in principal and $201.9 million of accrued interest, with no payments due thereafter. The weighted-average interest rate applicable to the Company’s outstanding borrowings under the Subordinated Notes was 15.0% as of March 31, 2007 and December 31, 2006.

NOTE 6—CAPITAL AND FINANCING METHOD LEASE OBLIGATIONS

The following table presents future minimum payments due under capital and financing method leases as of March 31, 2007:

	Capital Lease Obligations	Financing Method Lease Obligation	Total
Remainder of 2007	$12,116	$3,328	$15,444
2008	15,964	4,529	20,493
2009	15,222	4,643	19,865
2010	15,114	4,759	19,873
2011	15,566	4,878	20,444
Thereafter	140,114	103,522	243,636

Total capital and financing method lease obligations	214,096	125,659	339,755
Less amount representing interest	(119,762)	(74,568)	(194,330)
Less current portion	(2,313)	—	(2,313)

Capital and financing method lease obligations, net	$92,021	$51,091	$143,112

In January 2007, the Company recorded a capital lease obligation of $30.5 million related to a building which the Company is developing into a data center.

Financing method lease obligation payments represent interest payments over the term of the lease. The remaining obligation represents a deferred gain that will be realized upon termination of the lease in accordance with accounting rules for financing method leases.

NOTE 7—OPERATING LEASES

The following table presents future minimum payments under operating leases as of March 31, 2007:

Remainder of 2007	$50,154
2008	64,123
2009	57,973
2010	49,612
2011	40,557
Thereafter	217,164

Total future minimum lease payments	$479,583

Rental expense under operating leases was $18.9 million and $16.3 million for the three months ended March 31, 2007 and 2006, respectively.

NOTE 8—OTHER ACCRUED LIABILITIES

The following table presents the components of other current and non-current accrued liabilities as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Current other accrued liabilities:
Deferred revenue	$25,547	$19,677
Wages, employee benefits, and related taxes	17,576	29,353
Taxes payable	14,743	9,872
Other current liabilities	34,723	36,075

Total current other accrued liabilities	$92,589	$94,977

Non-current other accrued liabilities:
Asset retirement obligations	$23,288	$22,716
Acquired contractual obligations in excess of fair value and other	23,241	23,837
Other non-current liabilities	37,140	36,388

Total non-current other accrued liabilities	$83,669	$82,941

Included in acquired contractual obligations in excess of fair value and other at March 31, 2007 and December 31, 2006, are amounts remaining from the CWA acquisition related to fair market value adjustments of acquired facility leases and idle capacity on acquired long-term IRU maintenance and power contracts that the Company does not plan to utilize.

NOTE 9—COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s customer contracts generally span multiple periods, which result in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $47.8 million, $12.0 million, $7.9 million, $7.9 million, $7.8 million, and $73.3 million during the years ended December 31, 2007, 2008, 2009, 2010, 2011, and thereafter, respectively. Should the Company not meet the minimum spending levels in any given term, decreasing termination liabilities representing a percentage of the remaining contracted amount may become immediately due and payable. Furthermore, certain of these termination liabilities are subject to reduction should the Company experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if the Company had terminated all of these agreements as of March 31, 2007, the maximum termination liability would have been $156.7 million. To mitigate this exposure, when possible, the Company aligns its minimum spending commitments with customer revenue commitments for related services.

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in the accompanying consolidated balance sheets, such as letters of credit, indemnifications, and numerous operating leases under which the majority of the Company’s facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through December 2022 and may be renewed as circumstances warrant. The Company’s financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In management’s past experience, no claims have been made against these financial instruments nor does it expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, the Company determined such financial instruments do not have significant value and has not recorded any related amounts in its consolidated financial statements. As of March 31, 2007, the Company had $10.9 million in letters of credit pledged as collateral to support various property and equipment leases and utilities and guarantees totaling $2.3 million. Also, in connection with the sale of the assets related to the Company’s digital content services, the Company agreed to indemnify the purchaser for certain losses that it may incur due to a breach of the Company’s representations and warranties.

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

NOTE 10—COMPREHENSIVE INCOME (LOSS)

The following table presents comprehensive income (loss) for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Net income (loss)	$114,541	$(12,448)
Foreign currency translation adjustments	1,107	(182)

Comprehensive income (loss)	$115,648	$(12,630)

NOTE 11—EQUITY-BASED COMPENSATION

As of March 31, 2007, the Company has equity-based compensation plans which provide for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, and cash awards. Any of these awards may be granted as incentives to reward and encourage individual contributions to the Company. As of March 31, 2007, the plans had 12.1 million shares authorized for grants of equity-based instruments. Stock options generally expire 10 years from the grant date and have graded vesting over four years. Restricted stock units (RSUs) granted to certain employees have included performance features and graded vesting expected over periods up to four years. Restricted preferred units (RPUs) granted to certain executives have graded vesting over four years. Restricted stock awards (RSAs) granted to non-employee directors have graded vesting over three years. As of March 31, 2007, the Company had $91.3 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 3.1 years.

The following table presents information associated with the Company’s equity-based compensation awards for the three months ended March 31, 2007 (in thousands):

	Three Months Ended March 31, 2007
	Restricted Stock Units	Restricted Stock	Options and RPUs
Outstanding at beginning of period	1,031	17	7,083
Granted	—	11	25
Delivered/Exercised	(385)	—	(1,091)
Forfeited	(47)	—	(340)

Outstanding at end of period	599	28	5,677

In March 2007, certain RSUs and RPUs became vested and were delivered to employees. Under the terms of the award agreements, the Company withheld 0.2 million shares of common stock upon vesting to satisfy employee tax withholding requirements that arose in connection with such vesting. As a result, the Company cash funded the statutory minimum tax withholdings which resulted in a reduction of additional paid-in capital of $9.1 million for the three months ended March 31, 2007.

NOTE 12—INCOME TAXES

For the three months ended March 31, 2007, the Company has provided for income taxes based upon its current estimated annual effective tax rate for 2007, which, on an annual basis, includes the anticipated utilization of approximately $101.8 million of the Company’s available net operating loss (NOL) carryforwards, which totaled $279.6 million as of December 31, 2006.

Aside from the projected current year utilization, the Company maintains a full valuation allowance on deferred tax assets arising primarily from NOL carryforwards and other tax attributes because the future realization of such benefits is uncertain. As a result, to the extent that those benefits are realized in future periods, they will favorably affect tax expense and net income.

On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of adoption, the Company recognized a liability of $0.8 million for unrecognized tax benefits. There was no cumulative effect adjustment to retained earnings since the unrecognized tax benefit relates to a taxable temporary difference. As such, no portion of this amount would affect the effective tax rate if recognized. Furthermore, the Company does not expect any significant increase to its unrecognized tax benefits within the next twelve months.

The Company has not expensed, and does not maintain any accrual balances related to, interest and penalties related to unrecognized tax benefits. For future periods in which the Company may incur unrecognized tax benefits or uncertainties, the Company would classify any associated interest and penalties as a component of the income tax provision.

Generally, the federal statute of limitations requirements allow for tax return examinations for a period of three years subsequent to the filing date of the return. Certain state and foreign jurisdictions have longer periods. Accordingly, for the Company, the statute of limitations is closed for all returns filed for calendar 2002 and prior. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs were generated and carried forward, and make adjustments up to the amount of the NOL carryforward amount.

NOTE 13—INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

SFAS 131, “Disclosure about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

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

Selected financial information for the Company’s geographic regions is presented below. For the three months ended March 31, 2007 and 2006, revenue earned in the U.S. represented approximately 86% and 83% of total revenue, respectively.

	Three Months Ended March 31,
	2007	2006
Revenue:
Americas	$177,445	$148,806
EMEA	21,189	20,610
Asia	6,614	10,539

Total revenue	$205,248	$179,955

	March 31, 2007	December 31, 2006
Property and equipment, net:
Americas	$322,173	$269,919
EMEA	11,447	12,030
Asia	3,124	2,488

Total property and equipment, net	$336,744	$284,437

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2006, included in our Annual Report on Form 10-K for such period as filed with the U.S. Securities and Exchange Commission. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) based on current expectations which involve risks and uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. For a discussion of the material factors that could cause actual results to differ materially from the forward-looking statements, you should read “Risk Factors” included in this Form 10-Q.

EXECUTIVE SUMMARY

SAVVIS, Inc. is a global information technology, or IT services company, that provides integrated hosting, network, and professional services through our end-to-end global infrastructure to businesses around the world and to U.S. federal government agencies. Our solutions are designed to offer a flexible, comprehensive IT solution that meets the specific business and infrastructure needs of our customers. Our suite of products, including utility, or “on demand” IT infrastructure solutions, can be purchased individually, in various combinations, or as part of a total or partial outsourcing arrangement. Our point solutions meet the specific needs of customers who require control of their physical assets, while our utility solution provides customers with on-demand access to our services and infrastructure without the upfront capital costs. By outsourcing significant elements of their network and IT infrastructure needs, our customers are able to focus on their core business while we ensure the performance of their IT infrastructure. We have over 4,500 customers across all industries with a particular emphasis in the financial services, media and entertainment, retail, and the U.S. federal government sectors.

Our Services

Although we operate in one operating segment across three geographic locations, we report our revenue by categories of service. On January 1, 2007, we changed the way we report our revenue to reflect our core service offerings. We now report revenue in three categories of services: (1) hosting services, including colocation and managed hosting, (2) network services, and (3) other services. The 2006 amounts reported herein have been revised to reflect the new categories of revenue. Consequently, revenue from Reuters, which was previously reported separately in 2006, is now reflected within these three categories of revenue.

Hosting services provide the core facilities and network infrastructure to run business applications, provide data storage, and redundancy services. Our hosting service is comprised of colocation and managed hosting, which includes utility computing and professional services. Our hosting services allow our customers to choose the amount of IT infrastructure they prefer to outsource to support their business applications. Customers can scale their use of our services as their own requirements grow and as the benefits of outsourcing IT infrastructure management become more apparent.

•

Colocation is designed for customers seeking data center space and power for their server and networking equipment needs. We manage 24 data centers located in the United States, Europe, and Asia with approximately 1.4 million square feet of gross raised floor space, providing our customers around the world with a secure, high-powered, purposed-built location for their IT equipment.

•

Managed hosting services provide an outsourced solution for a customer’s server and network equipment needs. In providing our managed hosting services, we deploy industry standard hardware and software platforms that are installed in our data centers to deliver the services necessary for operating our customers’ applications. We provide our managed hosting services, including related technology and operations support, on a monthly fee basis. Our managed hosting services also include our utility computing services and professional services.

Network services are comprised of our managed IP VPN service and other network services, including Tier 1 Internet services, High Speed Layer-2 VPN, and the services marketed under our WAM!Net brand. Managed IP VPN is a fully managed, end-to-end solution that includes all hardware, management systems, and operations to transport an enterprise’s video and data applications. Our WAM!Net services provide a shared infrastructure tied to applications that streamline process and workflow around the creation, production, and distribution of digital media and marketing content.

Other services are comprised of streaming and caching services that we provide to Level 3 Communications, Inc. (Level 3) pursuant to a reseller agreement that we entered into with Level 3 in January 2007, in connection with their purchase of the assets related to our content delivery network services, and the services that we provide under our contract with Moneyline Telerate Holdings, Inc. (Telerate), which contract was assigned to Reuters Limited and Reuters S.A. (collectively, Reuters) in June 2005, in connection with Reuters’ acquisition of Telerate. As previously announced, we expect revenue from other services to be reduced to zero as CDN customers transition to Level 3 and due to the contract migration of Telerate services to Reuters products.

Our Objective

Our objective is to increase revenue from higher margin services by offering customers an integrated IT infrastructure solution featuring managed services. Our focus is to grow our managed service offerings, which will increase the revenues we derive from our data centers, by targeting customers that we believe will receive the most economic gain from using our technology. The IT strategy for many businesses has been increasingly focused on reducing costs, improving responsiveness to a changing business environment, and focusing resources on projects that deliver competitive advantages. Many mid-size businesses recognize the high cost and inefficiency of managing IT themselves, including the difficulties of upgrading technology, training and retaining skilled personnel with domain expertise, and matching IT costs with actual benefits. Given budget constraints and inefficient use of resources, businesses often look to outsource parts of their IT functions to trusted partners so they can focus on the areas that still provide competitive advantages, such as customer or industry-specific applications. Many mid-size businesses have traditionally outsourced single IT service offerings, such as network services or hosting services, and have continued to own and manage portions of their IT infrastructure themselves. These businesses can lower the overall cost of their IT operations by purchasing our managed services and outsourcing the majority of their IT services. We intend to grow our managed service offerings and increase revenues by replacing our existing customers that purchase only basic colocation or network services with enterprise customers that purchase our higher priced and higher margin managed services and by offering to our existing customers an attractive migration path to managed services.

In addition, as part of our objective of expanding our business to higher growth areas, we continually evaluate our operating structure and focus. We continue to explore strategic options for those services which have experienced relatively slow growth in the past, and instead focus on our strategy of providing higher value managed services to our customers. Some strategic options include making strategic acquisitions in certain markets and selling non-strategic or underperforming assets, including low growth product lines, low margin growth data centers, and the termination of underpriced customer contracts. We would expect to redeploy any proceeds realized from the sale of such product lines or assets into higher growth areas that we believe will achieve higher returns. However, any acquisitions and any sale of product lines, assets or termination of customer contracts could result in an immediate decrease in revenue and income from operations, which would not be recovered until such time as the acquisition is successfully integrated or the redeployment of any proceeds is successfully completed.

In evaluating our financial results and the performance of our business, our management reviews our revenue, gross profit, gross margin, and income from operations.

The following table presents a quarterly overview of these indicators for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Revenue	$205,248	$200,671	$193,748	$189,597	$179,955
Gross profit (1)	88,573	82,302	77,264	72,495	66,986
Gross margin (2)	43%	41%	40%	38%	37%
Income from operations (3)(4)	138,955	11,626	4,085	6,034	3,704

(1)	Represents total revenue less cost of revenue, excluding depreciation, amortization, and accretion, which is reported separately on the unaudited condensed consolidated statements of operations.
(2)	Represents gross profit, as defined above, as a percentage of revenue.
(3)	Includes non-cash equity-based compensation expense of $7.8 million, $7.2 million, $7.9 million, $2.8 million, and $1.8 million, respectively.
(4)	Includes the gain on sale of the CDN assets of $125.2 million for the three months ended March 31, 2007.

Revenue

Our total revenue for the three months ended March 31, 2007 increased 14% from the three months ended March 31, 2006, and 2% from the three months ended December 31, 2006. Increases in hosting revenue reflected strong demand for managed hosting services and re-pricing of existing colocation contracts to market rates, as well as $3.6 million of colocation revenue related to resolution of a contractual dispute. Managed hosting services contributed 25% of total revenue for the three months ended March 31, 2007, up from 20% for the three months ended March 31, 2006, and up 24% from the three months ended December 31, 2006.

Network services revenue consists of revenue from managed IP VPN services, internet access services sold to customers that purchase our hosting services, and bandwidth services to wholesale customers. Network services revenue was essentially flat for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, and declined 4% compared to the three months ended December 31, 2006. Hosting customers continued to increase their use of our networks for data transport, driving revenue growth, which was offset by declines in wholesale bandwidth volumes and in managed IP VPN revenue.

Other services revenue includes revenue from two sources that we expect will be eliminated in 2007: $2.4 million from Telerate, which is migrating its customers to Reuters products in 2007, and $4.1 million from the assets related to our non-strategic content delivery network services (the CDN Assets) which were sold in January 2007. These customers are continuing to transition to the purchaser of those assets.

Gross Profit and Gross Margin

We use gross profit, defined as revenue less cost of revenue, excluding depreciation, amortization, and accretion, and gross margin, defined as gross profit as a percentage of revenue, to evaluate our business. Gross profit was $88.6 million for the three months ended March 31, 2007, an increase of $21.6 million, or 32%, from $67.0 million for the three months ended March 31, 2006. The improvement of gross profit reflects our efforts to grow the revenue of our fixed cost hosting services, rationalize network operations, reduce our fixed network costs, and reduce the service costs of our hosting data centers. As a result, gross margin was 43% for the three months ended March 31, 2007 compared to 37% for the three months ended March 31, 2006.

Income from Operations

Income from operations was $139.0 million for the three months ended March 31, 2007, an increase of $135.3 million, compared to $3.7 million for the three months ended March 31, 2006. The increase is primarily driven by the gain on sale of our CDN Assets for $125.2 million. Excluding this gain, income from operations was $13.8 million for the three months ended March 31, 2007, an improvement of $10.1 million from income from operations of $3.7 million for the three months ended March 31, 2006. This increase was primarily driven by revenue growth of $25.3 million, which was partially offset by a $6.0 million increase in equity-based compensation and an increase in costs to support revenue growth.

SIGNIFICANT TRANSACTIONS

Data Center Development

In December 2006, we announced plans to spend approximately $200 million to develop four new data centers to provide businesses with our suite of outsourced colocation, managed hosting, and utility computing services. The new data centers will be located in Atlanta, New York, the Washington, D.C. metropolitan area, and in Santa Clara, California, and we expect to open them by the end of the fourth quarter of 2007. In total, upon completion, the four data centers will add approximately 180,000 square feet of gross raised floor space. We plan to reserve approximately 20% of each facility for our managed hosting products. Funding for the project will come from operations, proceeds received from the sale of the CDN Assets, and available debt capacity. During the three months ended March 31, 2007, we incurred $12.7 million of cash capital expenditures related to the development of these data centers, with the majority of the capital expenditures expected to be incurred in the second and third quarters of 2007.

Sale of Content Delivery Network Assets

In January 2007, we completed the sale of our CDN Assets, to Level 3 for $132.5 million, after certain working capital adjustments and the assumption of certain liabilities, pursuant to a Purchase Agreement dated December 23, 2006. The transaction resulted in net proceeds of $128.1 million, after transaction fees and related costs and a working capital adjustment. We recorded a gain on sale of $125.2 million for the three months ended March 31, 2007.

Secondary Stock Offering

In January 2007, MLT LLC, which owned 7,625,110, or 14.8%, of the outstanding shares of our common stock at December 31, 2006, sold all of its shares under our existing shelf registration statement. We did not receive any of the proceeds after transaction fees and related costs and a working capital adjustment from the offering.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-Q is not intended to represent the consolidated results of operations, financial position or cash flows that may be achieved in the future.

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Executive Summary of Results of Operations

Revenue increased $25.3 million, or 14%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, as a result of a 38% improvement in hosting, which was partially offset by a decline in other services. Income from operations improved $135.3 million, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 and includes the gain on sale of CDN Assets of $125.2 million. Excluding the gain, the improvement in income from operations of $10.1 million was due primarily to the increase in revenue of $25.3 million, which was partially offset by an increase in equity-based compensation of $6.0 million, and an increase in costs to support revenue growth. Net income before income taxes for the three months ended March 31, 2007 was $120.6 million. Excluding the gain, net loss before income taxes was $4.6 million for the three months ended March 31, 2007, an improvement of $7.8 million, compared to a net loss before income taxes of $12.4 million for the three months ended March 31, 2006, as a result of the factors previously described.

Revenue. The following table presents revenue by major service category (dollars in thousands):

	Three Months Ended March 31,
	2007	2006	Dollar Change	Percentage Change
Revenue:
Colocation	$69,416	$50,118	$19,298	39%
Managed hosting	50,304	36,646	13,658	37%

Total hosting	119,720	86,764	32,956	38%

Network services	79,057	78,957	100	0%
Other services	6,471	14,234	(7,763)	(55)%

Total revenue	$205,248	$179,955	$25,293	14%

Revenue was $205.2 million for the three months ended March 31, 2007, an increase of $25.3 million, or 14%, from $180.0 million for the three months ended March 31, 2006. Hosting revenue was $119.7 million for the three months ended March 31, 2007, an increase of $33.0 million, or 38%, from $86.8 million for the three months ended March 31, 2006. The increase was due primarily to growth in new and existing services, particularly in our managed service offerings, a favorable impact from the re-pricing of certain below market colocation contracts, and a $3.6 million favorable impact related to the resolution of a contract matter that had been reserved for in 2006. Network services revenue was $79.1 million for the three months ended March 31, 2007, an increase of $0.1 million from $79.0 million for the three months ended March 31, 2006. The slight increase was driven by hosting customers that continue to increase their use of our networks for data transport, driving revenue growth, which was offset by declines in wholesale bandwidth volumes and in managed IP VPN revenue. Other services, which is comprised of our content delivery services and our Telerate contract, contributed $6.5 million for the three months ended March 31, 2007, a decrease of $7.8 million, or 55%, from $14.2 million for the three months ended March 31, 2006. This decrease was due to the sale of our CDN Assets to Level 3 and the decreasing revenue associated with the Telerate contract. We expect this decline to zero over the next three quarters as content delivery network customers migrate to Level 3 and Reuters completes the migration away from the Telerate contract as previously described.

Cost of Revenue. Cost of revenue includes costs of leasing local access lines to connect customers to our Points of Presence, or PoPs; leasing backbone circuits to interconnect our PoPs; indefeasible rights of use, or IRU, operations and maintenance; rental costs, utilities, and other operating costs for hosting space; and salaries and related benefits for engineering, service delivery and provisioning, customer service, consulting services and operations personnel who maintain our network, monitor network performance, resolve service issues, and install new sites. Cost of revenue excludes depreciation, amortization, and accretion, which are reported separately. Cost of revenue was $116.7 million for the three months ended March 31, 2007, an increase of $3.7 million, or 3%, from $113.0 million for the three months ended March 31, 2006. This increase was primarily driven by an expanded cost base to support revenue growth and an additional $1.1 million of equity-based compensation related to equity grants made to employees subsequent to March 31, 2006. Cost of revenue, as a percentage of revenue, was 57% for the three months ended March 31, 2007 compared to 63% for the three months ended March 31, 2006 and was primarily driven by our revenue and margin growth strategies to move customers toward managed services that better leverage our existing fixed cost structure.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses include all costs associated with the selling of our services and administrative functions such as finance, legal, and human resources. Such expenses were $53.2 million for the three months ended March 31, 2007, an increase of $9.8 million, or 23%, from $43.4 million for the three months ended March 31, 2006. Sales, general, and administrative expenses as a percentage of revenue were 26% for the three months ended March 31, 2007 compared to 24% for the three months ended March 31, 2006. The increase was due primarily to the addition of $4.8 million in equity-based compensation and increased personnel costs and higher commissions, which were partially offset by the realization of various cost-savings initiatives in 2007 compared to 2006.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion includes depreciation of property and equipment, amortization of intangible assets, and accretion of the discounted present value of certain liabilities and long-term fixed price contracts. Depreciation, amortization, and accretion was $21.6 million for the three months ended March 31, 2007, an increase of $1.7 million, or 9%, from $19.9 million for the three months ended March 31, 2006.

Gain on Sale of CDN Assets. As previously described herein, the sale of our CDN Assets resulted in a gain of $125.2 million after transaction fees and related costs and a working capital adjustment.

Net Interest Expense and Other. Net interest expense and other primarily represents interest on our Series A Subordinated Notes, (the Subordinated Notes), as well as the related amortization of the original issue discount on the Subordinated Notes and amortization of debt issuance costs, interest on our capital and financing method lease obligations, and in 2006, interest on our revolving credit facility, the Revolving Facility, and certain other non-operating charges. Net interest expense and other was $18.3 million for the three months ended March 31, 2007, an increase of $2.1 million, or 13%, from $16.2 million for the three months ended March 31, 2006. The increase was primarily due to interest on the financing method lease obligation executed on June 30, 2006, higher compounding of payable-in-kind interest on the Subordinated Notes, additional capital leases in effect in 2007, and the payment for transaction costs on the sale of stock by one of our significant investors, MLT, LLC. These increases were partially offset by the absence of interest expense on our Revolving Facility in 2007 and higher investment income resulting from higher cash balances in 2007.

Net Income before Income Taxes. Net income before income taxes for the three months ended March 31, 2007 was $120.6 million, an improvement of $133.1 million, from a net loss before income taxes of $12.4 million for the three months ended March 31, 2006, primarily driven by the factors previously described.

Income Taxes. Income taxes for the three months ended March 31, 2007 were $6.1 million compared to no expense in the three months ended March 31, 2006. This increase was due to the provision for U.S. and state alternative minimum taxes on income which was primarily generated from the sale of CDN Assets.

Net Income. Net income for the three months ended March 31, 2007 was $114.5 million, an improvement of $126.9 million from a net loss of $12.4 million for the three months ended March 31, 2006, primarily driven by the factors previously described.

Accreted and Deemed Dividends on Series A Convertible Preferred Stock. During the three months ended March 31, 2006, we recorded accretion and deemed dividends as a reduction to net loss for earnings per share calculations. In June 2006, the Series A Preferred was exchanged for our common stock. For the three months ended March 31, 2006, the total accreted and deemed dividends attributable to common shareholders for inclusion in earnings per share calculations was $11.2 million.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, our cash and cash equivalents balance was $221.6 million. We had $28.3 million in net cash provided by operating activities during the three months ended March 31, 2007, an increase of $9.4 million from net cash provided by operating activities of $18.9 million for the three months ended March 31, 2006. This change was primarily due to improvements in our results of operations, driven by higher revenue growth that outpaced the growth in costs, largely resulting from our ongoing cost-savings initiatives. Net cash provided by investing activities for the three months ended March 31, 2007 was $92.8 million, an improvement of $109.2 million from net cash used in investing activities of $16.4 million for the three months ended March 31, 2006. This change was primarily related to the proceeds received in connection with our sale of CDN Assets for net proceeds of $128.1 million which was partially offset by capital expenditures of $35.8 million resulting from our planned data center expansion and our investment to upgrade our network. We expect future capital expenditures to increase as we complete our data center expansion and network upgrade and continue to expand our business which will support the growth in new and existing revenue streams. Net cash provided by financing activities for the three months ended March 31, 2007 was $0.6 million, an improvement of $14.5 million from net cash used in financing activities of $13.9 million for the three months ended March 31, 2006. This increase primarily relates to proceeds received upon the exercise of employee stock options of $10.5 million, partially offset by the $9.1 million in payments to satisfy employee statutory minimum tax withholdings that arose in connection with vesting equity awards, and the absence of 2006 payments on our revolving credit facility of $16.0 million.

We believe we have sufficient cash to fund our operating requirements throughout 2007 from operations, proceeds received from the sale of the CDN Assets, and available debt capacity. However, due to our aggressive capital investment program, the dynamic nature of our industry, our continued review of strategic options and unforeseen circumstances, our cash requirements may change and we may need additional cash. If we are unable to fully fund cash requirements as previously described, we will need to obtain additional financing through a combination of equity and debt financings, renegotiation of terms on our existing debt, or sales of assets and product lines. If any such activities are required, there can be no assurance that we would be successful in completing any of these activities on terms that would be favorable or acceptable to us. We also continue to monitor market and industry conditions and may access the public or private debt or equity markets from time to time on an opportunistic basis in order to prefund our future capital needs or fund the repayment of our Subordinated Notes.

The following table presents a quarterly overview of our cash flows for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Net cash provided by operating activities	$28,289	$40,979	$37,583	$21,274	$18,865
Net cash provided by (used in) investing activities (1)	92,824	(22,106)	(14,336)	(34,255)	(16,395)
Net cash provided by (used in) financing activities (2)	636	3,392	(30,710)	49,679	(13,928)
Net increase (decrease) in cash and cash equivalents	122,881	20,544	(7,978)	36,533	(11,572)

(1)	Includes payment of $13.8 million for the purchase of data center buildings during the three months ended June 30, 2006 and net proceeds of $128.1 million from the sale of the CDN Assets during the three months ended March 31, 2007.
(2)	Includes payments for employee withholding taxes on equity-based instruments of $9.1 million for the three months ended March 31, 2007; payments on the Revolving Facility of $32.0 million during the three months ended September 30, 2006, $10.0 million during the three months ended June 30, 2006 and $16.0 million during the three months ended March 31, 2006; and proceeds of $50.6 million received in connection with a financing method lease obligation during the three months ended June 30, 2006.

Subordinated Notes

In February 2004, we issued $200.0 million of the Subordinated Notes. The proceeds were used to fund the acquisition of Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc., together with the assets of certain of their affiliates, collectively, CWA, and related operational, working capital, and capital expenditure requirements. Debt issuance costs associated with the Subordinated Notes were $2.0 million, consisting of fees to the purchasers of the Subordinated Notes, and were capitalized in other non-current assets in our unaudited condensed consolidated balance sheets and are being amortized to interest expense using the effective interest method until maturity. The Subordinated Notes accrue interest based on a 365-day year at a rate of 15% per annum, payable semi-annually on June 30 and December 31 through the issuance of additional Subordinated Notes equal to the accrued interest payable at the time of settlement. Prior to January 29, 2008, we may redeem the Subordinated Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, plus a make-whole premium. The make-whole premium is equal to all remaining interest to be paid on the Subordinated Notes from the date of the redemption notice through January 30, 2008, discounted semi-annually at a rate equal to the treasury rate plus 0.5%, plus 1% of the principal amount of the Subordinated Notes. After January 30, 2008, we may redeem the Subordinated Notes, in whole but not in part, at a redemption price equal to 101% of the principal amount plus all accrued and unpaid interest. Upon a change of control, the holders of the Subordinated Notes have the right to require us to redeem any or all of the Subordinated Notes at a cash price equal to 100% of the principal amount of the Subordinated Notes, plus all accrued and unpaid interest as of the effective date of such change of control. The Subordinated Notes mature in a single installment on January 30, 2009. The outstanding principal and interest-to-date on the Subordinated Notes, excluding the original issue discount, which approximates fair value, was $308.1 million as of March 31, 2007 and $297.2 million as of December 31, 2006.

Credit Facilities

Revolving Credit Facility. We maintain an $85.0 million revolving credit facility (Revolving Facility), which includes a $20.0 million letter of credit provision. The Revolving Facility may be used for working capital and other general corporate purposes. The Revolving Facility matures, and all outstanding borrowings and unpaid interest are due, on December 9, 2008. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined by the Revolving Facility agreement. As of March 31, 2007, we had no outstanding principal balance under the Revolving Facility, outstanding letters of credit of $10.9 million, and unused availability of $74.1 million. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee. We may terminate the Revolving Facility prior to maturity, provided we pay a premium of 0.5% of the amount of the Revolving Facility if terminated prior to June 10, 2007 but no premium if terminated thereafter. The Revolving Facility is secured by substantially all of our domestic properties and assets.

Loan Agreement. We maintain a Loan and Security Agreement (the Loan Agreement) with Cisco Systems Capital Corporation. The Loan Agreement provides for borrowings of up to $33.0 million to purchase network equipment, the Equipment, manufactured by Cisco Systems, Inc. The obligations under the Loan Agreement are secured by a first-priority security interest in the Equipment. As of March 31, 2007, we had no outstanding borrowings under the Loan Agreement.

Debt Covenants

The provisions of our debt agreements contain a number of covenants including, but not limited to, restricting or limiting our ability to incur more debt, pay dividends and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt agreements and could trigger acceleration of repayment. As of and during the three months ended March 31, 2007 and the year ended December 31, 2006, we were in compliance with all covenants under the debt agreements, as applicable.

Future Principal Payments

As of March 31, 2007, aggregate future principal payments of long-term debt were zero in both 2007 and 2008, and $401.9 million in 2009, consisting of $200.0 million in principal and $201.9 million of accrued interest, with no payments due thereafter. The weighted-average interest rate applicable to our outstanding borrowings under the Subordinated Notes was 15.0% as of March 31, 2007.

Commitments and Contingencies

Our customer contracts generally span multiple periods, which result in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $47.8 million, $12.0 million, $7.9 million, $7.9 million, $7.8 million, and $73.3 million during the years ended December 31, 2007, 2008, 2009, 2010, 2011, and thereafter, respectively. Should we not meet the minimum spending levels in any given term, decreasing termination liabilities, representing a percentage of the remaining contracted amount, may become immediately due and payable. Furthermore, certain of these termination liabilities are subject to reduction should we experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if we had terminated all of these agreements as of March 31, 2007, the maximum liability would have been $156.7 million. To mitigate this exposure, when possible, we align our minimum spending commitments with customer revenue commitments for related services.

In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in our consolidated balance sheets, such as letters of credit, indemnifications, and numerous operating leases under which the majority of our facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through December 2022 and may be renewed as circumstances warrant. Our financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. Based on our past experience, no claims have been made against these financial instruments nor do we expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, we determined such financial instruments did not have significant value and have not recorded any related amounts in our consolidated financial statements. As of March 31, 2007, we had $10.9 million in letters of credit pledged as collateral to support various property and equipment leases and utilities and guarantees totaling $2.3 million. Also, in connection with our sale of the assets related to our digital content services, we agreed to indemnify the purchaser for certain losses that it may incur due to a breach of our representations and warranties.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

We derive the majority of our revenue from recurring revenue streams, consisting primarily of hosting, which includes managed hosting and colocation, network services, and other services, which is recognized as services are provided. Installation fees, although generally billed upon installation, are deferred and recognized ratably over the estimated average life of a customer contract. Revenue is recognized when the related service has been provided, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured.

In addition, we have service level commitments pursuant to individual customer contracts with a majority of our customers. To the extent that such service levels are not achieved, or are otherwise disputed due to third party power or service issues, unfavorable weather, or other service interruptions or conditions, we estimate the amount of credits to be issued and record a reduction to revenue, with a corresponding increase in the allowance for credits and uncollectibles. In the event that we provide credits or payments to customers related to service level claims, we may request recovery of such costs through third party insurance agreements. Insurance proceeds received under these agreements are recorded as an offset to previously recorded revenue reductions.

Allowance for Credits and Uncollectibles

As previously described herein, we have service level commitments with certain of our customers. To the extent that such service levels are not achieved, we estimate the amount of credits to be issued, based on historical credits issued and known disputes, and record a reduction to revenue, with a corresponding increase in the allowance for credits and uncollectibles.

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

Equity-Based Compensation

We recognize equity-based compensation in accordance with the fair value recognition provisions of SFAS 123(R), “Share-Based Payment.” The fair value of total equity-based compensation for stock options and restricted preferred units is calculated using the Black-Scholes option pricing model which utilizes certain assumptions and estimates that have a material impact on the amount of total compensation cost recognized in our consolidated financial statements. Total equity-based compensation for restricted stock units and restricted stock awards is calculated as the market value of the stock on the date of grant. Total equity-based compensation is amortized to equity-based compensation expense over the vesting or performance period of the award, as applicable, which typically ranges from three to four years.

Other Critical Accounting Policies

While all of the significant accounting policies described in the notes to the unaudited condensed consolidated financial statements contained elsewhere herein are important, some of these policies may be viewed as being critical. Such policies are those that are most important to the portrayal of our financial condition and require our most difficult, subjective or complex estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and assumptions. For further information regarding the application of these and other accounting policies, see Note 2 of Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Part II, Item 7 of the 2006 Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We are currently evaluating the impact of SFAS 159 on our consolidated financial position, results of operations, and cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of March 31, 2007, we have no outstanding variable rate debt. All of our outstanding debt was fixed rate debt and was comprised of $283.5 million outstanding for the Subordinated Notes, which bear interest at 15% per annum.

There have been no material changes in our assessment of market risk sensitivity since our presentation of “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2007, that materially affected or is reasonably likely to materially affect the internal controls over financial reporting.

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

Although we recognized net income of $114.5 million for the three months ended March 31, 2007, we incurred a net loss of $44.0 million for the year ended December 31, 2006 and $69.1 million in the year ended December 31, 2005 and we may incur net losses in the future. We may also have fluctuations in revenues, expenses and losses due to a number of factors including the following:

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

Our failure to meet performance standards under our agreements could result in our customers terminating their relationships with us or our customers being entitled to receive financial compensation, which could lead to reduced revenues.

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

As of March 31, 2007, the total principal amount of our debt, including capital and financing method lease obligations and net of the original issue discount, was $429.0 million. Our interest expense on our debt outstanding as of March 31, 2007, will be approximately $80.2 million in 2007. Our cash debt service obligation on our debt outstanding as of March 31, 2007, will be approximately $19.7 million in 2007. In February 2004, we issued $200.0 million in Series A Subordinated Notes, or Subordinated Notes, that accrued interest at the rate of 12.5% per annum until February 3, 2005, and thereafter at 15% per annum in order to finance our acquisition of the assets of Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc., or collectively CWA, and to provide ongoing funding to its operations and capital expenditures. Interest on the Subordinated Notes accrues on a non-cash basis and is payable semi-annually in additional Subordinated Notes. The Subordinated Notes, which will have an amount payable of $401.9 million, are due on January 30, 2009. Our revolving credit facility and capital lease obligations require monthly and quarterly cash payments for interest. While we do not currently have any outstanding loans under our revolving credit facility, we have outstanding letters of credit of $10.9 million and unused availability of $74.1 million as of March 31, 2007. Our revolving credit facility matures in 2008 and our capital and financing lease obligations have maturities ranging from three to fifteen years. In addition, on December 18, 2006, we entered into a loan agreement with Cisco Systems Capital Corporation which provides for up to $33.0 million of loans to purchase network equipment manufactured by Cisco Systems, Inc. Our level of indebtedness increases the possibility that we may not generate cash sufficient to pay, when due, the outstanding amount of our indebtedness. If we do not have sufficient cash available to repay our debt obligations when they mature, we will have to refinance such obligations, and there can be no assurance that we will be successful in such refinancing or that the terms of any refinancing will be acceptable to us. The amount of our debt also means that we will need to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, reducing the funds available for operations, working capital, capital expenditures, sales and marketing initiatives, acquisitions, and general corporate or other purposes.

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

If appropriate opportunities present themselves, we may make acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

•	the difficulty of assimilating the operations and personnel of the combined companies;

•	the risk that we may not be able to integrate the acquired services, products or technologies with our current services, products and technologies;

•	the potential disruption of our ongoing business;

•	the diversion of management attention from our existing business;

•	the inability to retain key technical and managerial personnel;

•	the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;

•	difficulty in maintaining controls, procedures and policies;

•	the impairment of relationships with employees, suppliers and customers as a result of any integration;

•	the loss of an acquired base of customers and accompanying revenue;

•	the assumption of leased facilities or other long-term commitments, or the assumptions of unknown liabilities, that could have a material adverse impact on our profitability and cash flow; and

•	possible dilution to our stockholders.

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

A material reduction in revenue from our largest customer, who represented 11% of our revenues in 2006 and 8% of our revenues in the first three months of 2007, or the loss of a significant group of our other customers could harm our financial results to the extent not offset by cost reductions or additional revenue from new or other existing customers.

Together, Reuters Limited and Telerate, which was acquired by Reuters in 2005, or Reuters, accounted for $87.6 million, or 11%, of our revenue in 2006 compared to $100.5 million, or 15%, of our revenue in 2005 and $15.6 million, or 8%, of our revenue for the first three months of 2007 compared to $22.8 million, or 13%, of our revenue in the first three months of 2006. This reduction was primarily due to the reduction in services purchased by Reuters under our contract with Telerate. We expect that Reuters will cancel all of the services that we provide under our contract with Telerate over the next three months and that Reuters will account for less than 10% of our revenue in 2007. The loss of this customer or a significant group of our other customers, or a considerable reduction in the amount of our services that Reuters purchases or a significant group of our customers purchase, could materially reduce our revenues which, to the extent not offset by cost reductions or new customer additions, could materially reduce our cash flows and financial position. This may limit our ability to raise capital or fund our operations, working capital needs and capital expenditures in the future.

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

Our growth strategy includes increasing revenue from our colocation and managed hosting services and upgrading our network to next generation equipment and protocols. Increasing revenue from our colocation and managed hosting services depends on our ability to raise prices to existing customers or replacing them with higher paying customers and our ability to lease facilities in the desired markets where there is a demand for these services on commercially reasonable terms. We have announced plans to upgrade our network equipment and protocols and to develop four new data centers in 2007 as part of our growth strategy. If there are any significant unplanned delays in either of these initiatives, the cost of implementing these initiatives exceeds our projections or we experience technical issues with these initiatives, our financial results may be harmed. Furthermore, if we experience problems with the performance of our network during our planned upgrade, our customers may be able to receive service credits for their accounts or terminate their contracts with us, which could reduce our revenues. There is no assurance that we will be able to implement these initiatives in a timely or cost effective manner, and this failure to implement our growth strategy could cause our operations and financial results to be negatively impacted.

We may not be able to protect our intellectual property rights.

We rely upon a combination of internal and external nondisclosure safeguards including confidentiality agreements, as well as trade secret laws to protect our proprietary rights. We cannot, however, assure that the steps taken by us in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. We also are subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums in litigation, pay damages, develop non-infringing intellectual property, or acquire licenses to the intellectual property that is the subject of the alleged infringement.

We have agreed to certain indemnification obligations which, if we are required to perform, may negatively impact our operations.

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

For the three months ended March 31, 2007, 14% of our total revenue was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

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

We have approximately 52.7 million shares of common stock outstanding as of April 26, 2007. As of April 26, 2007, the holders of 24.1 million shares of our common stock are entitled to certain registration rights. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline. Those sales also might make it more difficult for us to sell equity and equity-related securities in the future at a time and at a price that we consider appropriate.

Our stock price is subject to significant volatility.

Since April 2006 until the present, the closing price per share of our common stock has ranged from a high of $52.56 per share to a low of $21.45 per share. Our stock price has been and may continue to be subject to significant volatility due to sales of our securities by significant stockholders and the other risks and uncertainties described or incorporated by reference herein. The price of our common stock may also fluctuate due to conditions in the technology industry or in the financial markets generally.

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

SI GNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVVIS, Inc.

Date: May 1, 2007	By:	/s/ Philip J. Koen
Philip J. Koen
Chief Executive Officer
(principal executive officer)

Date: May 1, 2007	By:	/s/ Jeffrey H. Von Deylen
Jeffrey H. Von Deylen
Chief Financial Officer
(principal financial officer and principal accounting officer)