Form 10-Q
period 2007-06-30
SAVVIS, Inc.
filed 2007-07-31
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Common stock, $0.01 Par Value – 52,901,591 shares as of July 27, 2007

The Exhibit Index begins on page 37.

SAVVIS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$309,003	$98,693
Trade accounts receivable, net of allowance of $5,459 and $10,690, respectively	39,449	44,949
Prepaid expenses and other current assets	29,606	21,607

Total Current Assets	378,058	165,249

Property and equipment, net	421,694	284,437
Other non-current assets	19,561	17,333

Total Assets	$819,313	$467,019

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Payables and other trade accruals	$43,088	$43,009
Current portion of capital and financing method lease obligations	2,655	2,100
Other accrued liabilities	97,372	94,977

Total Current Liabilities	143,115	140,086

Long-term debt	345,000	269,436
Capital and financing method lease obligations, net of current portion	142,271	112,891
Other accrued liabilities	57,445	82,941

Total Liabilities	687,831	605,354

Stockholders’ Equity (Deficit):
Common stock; $0.01 par value, 1,500,000,000 shares authorized; 52,859,647 and 51,490,697 shares issued and outstanding as of June 30, 2007, and December 31, 2006, respectively	529	515
Additional paid-in capital	719,394	699,450
Accumulated deficit	(586,678)	(834,492)
Accumulated other comprehensive loss	(1,763)	(3,808)

Total Stockholders’ Equity (Deficit)	131,482	(138,335)

Total Liabilities and Stockholders’ Equity (Deficit)	$819,313	$467,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$200,554	$189,597	$405,802	$369,552
Operating Expenses:
Cost of revenue (including non-cash equity-based compensation of $1,507, $186, $2,866, and $429, respectively)(1)	113,755	117,102	230,430	230,071
Sales, general, and administrative expenses (including non-cash equity-based compensation of $6,658, $2,608, $13,078, and $4,182, respectively)	52,321	46,825	105,492	90,179
Depreciation, amortization, and accretion	22,787	19,636	44,432	39,563
Gain on sales of data center and CDN assets	(180,846)	—	(306,044)	—

Total Operating Expenses	8,017	183,563	74,310	359,813

Income from Operations	192,537	6,034	331,492	9,739
Loss on debt extinguishment	45,127	—	45,127	—
Net interest expense and other	15,800	17,125	34,137	33,278

Net Income (Loss) before Income Taxes	131,610	(11,091)	252,228	(23,539)
Income taxes	(1,663)	—	4,414	—

Net Income (Loss)	133,273	(11,091)	247,814	(23,539)
Accreted and deemed dividends on Series A Convertible Preferred stock	—	251,621	—	262,810

Net Income (Loss) Attributable to Common Stockholders	$133,273	$(262,712)	$247,814	$(286,349)

Net Income (Loss) per Common Share
Basic	$2.53	$(19.50)	$4.72	$(22.34)

Diluted	$2.36	$(19.50)	$4.48	$(22.34)

Weighted-Average Common Shares Outstanding(2)
Basic	52,631,134	13,471,458	52,449,116	12,815,619

Diluted	57,178,386	13,471,458	55,711,316	12,815,619

(1)	Excludes depreciation, amortization, and accretion, which is reported separately.
(2)	All common share information included herein reflects the one-for-fifteen reverse stock split that occurred on June 6, 2006. Diluted weighted-average common shares outstanding includes 2.9 million and 1.4 million common shares for the three and six months ended June 30, 2007, respectively, which reflects the dilution impact of the 3% convertible notes using the “if-converted” method. For the three and six months ended June 30, 2006, the effects of including the incremental shares associated with options, warrants, unvested restricted preferred units, unvested restricted stock units, and unvested restricted stock awards are antidilutive and, as such, are not included in diluted weighted-average common shares outstanding. The increase in weighted-average common shares outstanding from June 30, 2006 to June 30, 2007 was primarily due to the exchange of Series A Convertible Preferred stock for 37,417,347 shares of common stock on June 30, 2006.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2007	2006
Operating Activities:
Net income (loss)	$247,814	$(23,539)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	44,432	39,563
Non-cash equity-based compensation	15,944	4,611
Accrued interest	31,912	25,701
Gain on sales of data center and CDN assets	(306,044)	—
Gain on disposal of fixed assets	(974)	—
Loss on debt extinguishment	45,127	—
Net changes in operating assets and liabilities, net of effects from sales of assets:
Trade accounts receivable, net	5,268	4,075
Prepaid expenses, other current assets, and other non-current assets	(12,840)	(8,782)
Accounts payable, deferred revenue, and other accrued liabilities	(14,322)	(1,490)

Net cash provided by operating activities	56,317	40,139

Investing Activities:
Payments for capital expenditures	(161,863)	(36,943)
Proceeds from sale of data center assets	190,225	—
Proceeds from sale of CDN assets, net	128,305	—
Payment for purchase of data center buildings	—	(13,817)
Other investing activities, net	694	110

Net cash provided by (used in) investing activities	157,361	(50,650)

Financing Activities:
Proceeds from convertible notes offering	345,000	—
Proceeds from financing method lease	—	50,600
Proceeds from stock option exercises	14,129	14,295
Payments for extinguishment of Series A Subordinated Notes	(342,491)	—
Payments for issuance costs on convertible notes	(8,866)	—
Payments for employee taxes on equity-based instruments	(10,113)	—
Principal payments under revolving credit facility	—	(26,000)
Principal payments under capital lease obligations	(1,416)	(1,859)
Other financing activities, net	—	(1,285)

Net cash provided by (used in) financing activities	(3,757)	35,751

Effect of exchange rate changes on cash and cash equivalents	389	(279)

Net increase in cash and cash equivalents	210,310	24,961
Cash and cash equivalents, beginning of period	98,693	61,166

Cash and cash equivalents, end of period	$309,003	$86,127

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$7,689	$7,667

Non-cash Investing and Financing Activities:
Assets acquired and obligations incurred under capital leases (see Notes 4 and 6)	$30,513	$6,389

Accreted and deemed dividends on Series A Convertible Preferred stock	$—	$262,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Number of Common Shares Outstanding (1)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2006	51,490,697	$515	$699,450	$(834,492)	$(3,808)	$(138,335)
Net income	—	—	—	247,814	—	247,814
Foreign currency translation adjustments	—	—	—	—	2,045	2,045
Issuance of common stock upon exercise of stock options	1,027,825	9	14,120	—	—	14,129
Issuance of restricted stock	11,700	1	(1)	—	—	—
Issuance of common stock upon vesting of restricted stock units	329,425	4	(4)	—	—	—
Payments for employee taxes on equity-based instruments	—	—	(10,113)	—	—	(10,113)
Recognition of deferred compensation costs	—	—	15,942	—	—	15,942

Balance at June 30, 2007	52,859,647	$529	$719,394	$(586,678)	$(1,763)	$131,482

(1)	All common share information included herein reflects the one-for-fifteen reverse stock split that occurred on June 6, 2006.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and where indicated)

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

Revenue Recognition

The Company derives the majority of its revenue from recurring revenue streams, consisting primarily of hosting, which includes managed hosting and colocation, network services, and other services, which is recognized as services are provided. Installation fees, although generally billed upon installation, are deferred and recognized ratably over the life of the customer contract. Revenue is recognized when the related service has been provided, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured.

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

Cost of Revenue

Invoices from communications service providers may exceed amounts the Company believes it owes. The Company’s practice is to identify these variances and engage in discussions with the vendors to resolve disputes. Accruals are maintained for the best estimate of the amount that may ultimately be paid. Other operational expenses include rental costs, power costs, costs for hosting space, as well as salaries and related benefits for engineering, service delivery and provisioning, customer service, and operations personnel. Maintenance and operations costs for indefeasible rights of use (IRUs) are also reflected in cost of revenue.

Equity-Based Compensation

The Company recognizes equity-based compensation in accordance Statement of Financial Accounting Standards (SFAS) 123R, “Share-Based Payment.” The fair value of total equity-based compensation for stock options and restricted preferred units is calculated using the Black-Scholes option pricing model which utilizes certain assumptions and estimates that have a material impact on the amount of total compensation cost recognized in the Company’s consolidated financial statements. Total equity-based compensation costs for restricted stock units and restricted stock awards are calculated based on the market value of the stock on the date of grant. Total equity-based compensation costs are amortized to non-cash equity-based compensation expense over the vesting or performance period of the award, as applicable, which typically ranges from three to four years.

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

Net Income (Loss) per Common Share

The Company prepares net income (loss) per common share in accordance with SFAS 128, “Earnings per Share.” Under the provisions of SFAS 128, basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period, excluding unvested restricted stock awards subject to cancellation. Diluted net income (loss) per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and restricted preferred units and unvested restricted stock units and restricted stock awards subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted preferred units, and restricted stock units is reflected in diluted income (loss) per share by application of the treasury stock method while the dilutive effect from convertible securites is by application of the if-converted method.

The following tables set forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$133,273	$(11,091)	$247,814	$(23,539)
Accreted and deemed dividends of Series A Preferred stock	—	(251,621)	—	(262,810)

Net income (loss) attributable to common stockholders for basic per share calculation	$133,273	$(262,712)	$247,814	$(286,349)

Add back: Interest expense on convertible notes, net of tax effect	1,715	—	1,715	—

Net income (loss) attributable to common stockholders for diluted per share calculation	$134,988	$(262,712)	$249,529	$(286,349)

Weighted-average shares outstanding – basic	52,631,134	13,471,458	52,449,116	12,815,619
Effect of dilutive securities: (1)
Shares reserved for convertible notes	2,854,992	—	1,435,383	—
Stock options	917,009	—	775,152	—
Restricted preferred units	336,209	—	451,447	—
Restricted stock units and restricted stock awards	439,042	—	600,218	—

Weighted-average shares outstanding – diluted (2)	57,178,386	13,471,458	55,711,316	12,815,619

Net income (loss) per share:
Basic	$2.53	$(19.50)	$4.72	$(22.34)

Diluted	$2.36	$(19.50)	$4.48	$(22.34)

(1)	For the three and six months ended June 30, 2006, the assumed conversion of dilutive equity instruments into common stock was anti-dilutive and therefore excluded from the diluted net income (loss) per common share calculations.
(2)	Weighted-average shares outstanding – dilutive for the three and six months ended June 30, 2007 excludes 0.3 million and 0.7 million anti-dilutive shares, respectively.

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

Concentrations of Credit Risk

The Company invests excess cash with high credit, quality financial institutions, which bear minimal risk and, by policy, limit the amount of credit exposure to any one financial institution. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company periodically reviews the credit quality of its customers and generally does not require collateral. The Company is party to certain agreements and contracts denominated in foreign currencies. The Company periodically reviews foreign currency exposures and may utilize foreign currency hedges to mitigate material foreign currency risk.

NOTE 3—SALES OF ASSETS

Data Center Assets

In June 2007, the Company sold assets related to two of its data centers located in Santa Clara, California for cash proceeds of $190.2 million, the assumption and forgiveness of certain liabilities, including $10.4 million of previously advanced revenue, and the assignment of an operating lease associated with the facilities. The Company received net proceeds of $190.2 million, before fees, and recorded a gain on sale of $180.8 million. The Company recorded revenue of $16.5 million and $32.9 million for the six months ended June 30, 2007, and the year ended December 31, 2006, respectively, related to these data centers.

Content Delivery Network Assets

In December 2006, the Company entered into a purchase agreement (the CDN Purchase Agreement) for the sale of substantially all of the assets related to its content delivery network assets (the CDN Assets). The CDN Purchase Agreement contains representations, warranties and covenants of the Company, including certain tax and intellectual property representations and warranties. In connection therewith, the Company agreed to indemnify the buyer for a period of up to six years for breaches of certain intellectual property representations, warranties, and covenants up to, but not to exceed, the amount of the purchase price, net of working capital adjustments, or $132.5 million. The Company believes the potential for performance under the indemnification is unlikely and, therefore, has not recorded any related liabilities.

The Company received net proceeds of $128.3 million, after transaction fees, related costs, and working capital adjustments. For the six months ended June 30, 2007, the Company recorded a gain on sale of $125.2 million, which reflects the final working capital adjustment completed during the three months ended June 30, 2007.

NOTE 4—PROPERTY AND EQUIPMENT

The following table presents property and equipment, by major category, as of June 30, 2007, and December 31, 2006:

	Useful Lives (in years)	June 30, 2007	December 31, 2006
Communications and data center equipment	3-15	$415,449	$401,684
Facilities and leasehold improvements	2-15	313,106	173,845
Software	3	35,683	28,270
Office equipment	3-7	33,660	31,600

		797,898	635,399
Less accumulated depreciation and amortization		(376,204)	(350,962)

Property and equipment, net		$421,694	$284,437

Depreciation and amortization expense for property and equipment was $19.1 million and $15.9 million for the three months ended June 30, 2007, and 2006, respectively, and $37.0 million and $32.0 million for the six months ended June 30, 2007, and 2006, respectively.

The following table presents property and equipment held under capital and financing method leases, by major category, which represent components of property and equipment included in the previous table, as of June 30, 2007, and December 31, 2006:

	Useful Lives (in years)	June 30, 2007	December 31, 2006
Communications and data center equipment	3-5	$78,680	$78,664
Facilities and leasehold improvements	2-15	82,513	52,027

		161,193	130,691
Less accumulated amortization		(87,041)	(83,102)

Total held under capital and financing method leases, net		$87,042	$47,589

In January 2007, the Company recorded a capital lease for $30.5 million related to a building which the Company is developing into a data center.

Amortization expense for assets held under capital lease was $1.9 million and $0.9 million for the three months ended June 30, 2007, and 2006, respectively, and $3.8 million and $1.9 million for the six months ended June 30, 2007, and 2006, respectively.

NOTE 5—LONG-TERM DEBT

The following table presents long-term debt as of June 30, 2007, and December 31, 2006:

	June 30, 2007	December 31, 2006
Convertible Notes	$345,000	$—
Subordinated Notes	—	269,436
Revolving credit facility	—	—

Total long-term debt	$345,000	$269,436

Convertible Notes

In May 2007, the Company issued $345 million aggregate principal amount of 3.0% Convertible Senior Notes due May 15, 2012 (the “Convertible Notes”). Interest is payable semi-annually on May 15 and November 15 of each year, commencing November 15, 2007.

The Convertible Notes are governed by an Indenture dated as of May 9, 2007, between the Company, as issuer, and The Bank of New York, as trustee (the “Indenture”). The Indenture does not contain any financial covenants or restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company. The Convertible Notes are unsecured and are effectively subordinated to the Company’s existing or future secured debts to the extent of the assets securing such debt.

Upon conversion, holders will receive, at the Company’s election, cash, shares of the Company’s common stock, or a combination thereof. However, the Company may at any time irrevocably elect for the remaining term of the Convertible Notes to satisfy its conversion obligation in cash up to 100% of the principal amount of the Convertible Notes converted, with any remaining amount to be satisfied, at the Company’s election, in cash, shares of its common stock, or a combination thereof.

The initial conversion rate is 14.2086 shares of common stock per $1,000 principal amount of Convertible Notes, subject to adjustment. This represents an initial conversion price of approximately $70.38 per share of common stock. Holders of the Convertible Notes may convert their notes at any time prior to the close of business on the business day immediately preceding the maturity date only under the following circumstances:

•

during any calendar quarter (and only during such quarter) ending after June 30, 2007, if the sale price of the Company’s common stock, for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter, is greater than 120% of the then applicable conversion price for the notes per share of common stock on the last day of such preceding calendar quarter (the Conversion Trigger Price);

•

subject to certain exceptions, during the five business day period following any five consecutive trading day period in which the trading price of the Convertible Notes for each day of such period was less than 98% of the product of the closing price of the Company’s common stock on such day and the applicable conversion rate;

•

upon the occurrence of specified distributions or corporate events described in the Indenture, such as a distribution to stock holders, consolidation, merger, or sale of all or substantially all of the Company’s assets; or

•	at any time on or after February 15, 2012.

Upon conversion, due to the conversion formulas associated with the Convertible Notes, if the Company’s stock is trading at levels exceeding the conversion price per share of common stock, and if the Company elects to settle the obligation in cash, additional consideration beyond the $345 million of gross proceeds received would be required.

The conversion rates may be adjusted upon the occurrence of certain events including for any cash dividend. Holders of the Convertible Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished, or forfeited. Convertible Notes called for redemption may be surrendered for conversion prior to the close of business on the business day immediately preceding the redemption date.

Upon the occurrence of a change of control or termination of trading, holders of the Convertible Notes have the right, at the holder’s option, to require the Company to purchase for cash all or a portion of the Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase. Following certain corporate transactions that constitute a change of control, the Company will increase the conversion rate for a holder who elects to convert the Convertible Notes in connection with such change of control in certain circumstances. In the event of a change in control, the conversion rate may be increased pursuant to the make-whole change of control provisions of the Indenture based on the timing of and applicable stock prices at the time of the change in control event, however, in no event would the total number of shares issuable upon conversion of the Convertible Notes exceed a maximum of 20.2470 shares per $1,000 principal amount of Convertible Notes, subject to anti-dilution adjustments, or the equivalent of $49.39 per share of common stock or a maximum total of 7.0 million shares of the Company’s common stock. The make-whole change of control conversion rate will be reduced over the term of the Convertible Notes from the maximum conversion rate if the Company’s common stock exceeds $49.39 per share. As of June 30, 2007, if the conditions for conversion were satisfied the Convertible Notes were convertible into 4.9 million shares of the Company’s common stock.

The Company has determined that the Convertible Notes contain one embedded derivative requiring bifurcation and separate accounting treatment related to public filing requirements which had a deminimus fair value as of June 30, 2007 and has not recorded any related amounts in the condensed consolidated financial statements. The Company will remeasure this embedded derivative each reporting period, as applicable, and changes in fair value will be reported in the statement of operations. The Company has concluded that the contingently issuable shares are dilutive for diluted income (loss) per share calculations using the “if-converted” method.

In connection with the issuance of the Convertible Notes, debt issuance costs totaling $8.9 million were capitalized and are being amortized to interest expense through the maturity date of the Convertible Notes, May 15, 2012. Debt issuance costs related to the Convertible Notes, net of amortization, were $8.6 million as of June 30, 2007.

Subordinated Notes

In June 2007, the Company completed the early extinguishment of its Series A Subordinated Notes (the Subordinated Notes). The Company made cash payments totaling $342.5 million to the respective note holders, which included the original principal of $200.0 million, paid-in-kind and make-whole interest of $147.6 million, and an early extinguishment premium of $3.5 million, and reflected a negotiated discount to the original contractual extinguishment provisions of $8.6 million. In connection with the extinguishment, the Company wrote-off the remaining unamortized original issue discount of $23.8 million and the remaining unamortized issuance costs of $0.5 million, and recorded a loss on debt extinguishment of $45.1 million for the three and six months ended June 30, 2007.

Credit Facilities

Revolving Facility. The Company maintains an $85.0 million revolving credit facility (the Revolving Facility), which includes a $20.0 million letter of credit provision. The Revolving Facility may be used for working capital and other general corporate purposes. The Revolving Facility matures, and all outstanding borrowings and unpaid interest are due, on December 9, 2008. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined by the Revolving Facility agreement. The Revolving Facility is secured by substantially all of the Company’s domestic properties and assets and the Company may terminate the Revolving Facility prior to maturity. As of June 30, 2007, the Company had no outstanding principal amounts under the Revolving Facility, outstanding letters of credit of $10.8 million, and unused availability of $74.2 million. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee.

Loan Agreement. The Company maintains a Loan and Security Agreement (the Loan Agreement) with Cisco Systems Capital Corporation. The Loan Agreement provides for borrowings of up to $33.0 million to purchase network equipment (the Equipment) manufactured by Cisco Systems, Inc. The obligations under the Loan Agreement are secured by a first-priority security interest in the Equipment. As of June 30, 2007, the Company had no outstanding borrowings under the Loan Agreement.

Debt Covenants

The provisions of the Company’s debt agreements contain a number of covenants including, but not limited to, restricting or limiting the Company’s ability to incur more debt, pay dividends, and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond the Company’s control. The breach of any of these covenants could result in a default under the Company’s debt agreements and could trigger acceleration of repayment. As of and during the three and six months ended June 30, 2007, and the year ended December 31, 2006, the Company was in compliance with all covenants under the debt agreements, as applicable.

Future Principal Payments

As of June 30, 2007, the Company has no aggregate future principal payments of long-term debt. Depending on settlement options the Company may elect, the Convertible Notes may be settled in cash, shares, or a combination of both. The weighted-average interest rate applicable to outstanding borrowings was 3.0% as of June 30, 2007.

NOTE 6—CAPITAL AND FINANCING METHOD LEASE OBLIGATIONS

The following table presents future minimum payments due under capital and financing method leases as of June 30, 2007:

	Capital Lease Obligations	Financing Method Lease Obligation	Total
Remainder of 2007	$8,063	$2,237	$10,300
2008	15,968	4,529	20,497
2009	15,223	4,643	19,866
2010	15,114	4,759	19,873
2011	15,566	4,878	20,444
Thereafter	140,113	103,523	243,636

Total capital and financing method lease obligations	210,047	124,569	334,616
Less amount representing interest	(116,385)	(73,305)	(189,690)
Less current portion	(2,655)	—	(2,655)

Capital and financing method lease obligations, net	$91,007	$51,264	$142,271

Financing method lease obligation payments represent interest payments over the term of the lease. The remaining obligation represents a deferred gain that will be realized upon termination of the lease in accordance with accounting rules for financing method leases.

NOTE 7—OPERATING LEASES

The following table presents future minimum payments under operating leases as of June 30, 2007:

Remainder of 2007	$29,125
2008	55,630
2009	48,971
2010	41,426
2011	32,658
Thereafter	186,208

Total future minimum lease payments	$394,018

Rental expense under operating leases was $16.1 million and $16.3 million for the three months ended June 30, 2007, and 2006, respectively, and $35.0 million and $32.6 million for the six months ended June 30, 2007, and 2006, respectively.

NOTE 8—OTHER ACCRUED LIABILITIES

The following table presents the components of other current and non-current accrued liabilities as of June 30, 2007, and December 31, 2006:

	June 30, 2007	December 31, 2006
Current other accrued liabilities:
Wages, employee benefits, and related taxes	$20,639	$29,353
Deferred revenue	15,713	19,677
Taxes payable	14,498	9,872
Other current liabilities	46,522	36,075

Total current other accrued liabilities	$97,372	$94,977

Non-current other accrued liabilities:
Asset retirement obligations	$22,417	$22,716
Acquired contractual obligations in excess of fair value and other	19,311	23,837
Other non-current liabilities	15,717	36,388

Total non-current other accrued liabilities	$57,445	$82,941

Other current liabilities includes approximately $19.0 million of accrued capital expenditures at June 30, 2007, with no corresponding outstanding balance at December 31, 2006. Acquired contractual obligations in excess of fair value and other at June 30, 2007, and December 31, 2006, are amounts remaining from acquisitions related to fair market value adjustments of acquired facility leases and idle capacity on acquired long-term maintenance and power contracts that the Company did not intend to utilize.

NOTE 9—COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s customer contracts generally span multiple periods, which result in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $32.2 million, $20.6 million, $8.6 million, $8.5 million, $8.2 million, and $75.5 million during the years ended December 31, 2007, 2008, 2009, 2010, 2011, and thereafter, respectively. Should the Company not meet the minimum spending levels in any given term, decreasing termination liabilities representing a percentage of the remaining contracted amount may become immediately due and payable. Furthermore, certain of these termination liabilities are subject to reduction should the Company experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if the Company had terminated all of these agreements as of June 30, 2007, the maximum termination liability would have been $153.6 million. To mitigate this exposure, when possible, the Company aligns its minimum spending commitments with customer revenue commitments for related services.

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in the accompanying consolidated balance sheets, such as letters of credit, indemnifications, and numerous operating leases under which the majority of the Company’s facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through December 2022, and may be renewed as circumstances warrant. The Company’s financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In management’s past experience, no claims have been made against these financial instruments nor does it expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, the Company determined such financial instruments do not have significant value and has not recorded any related amounts in its consolidated financial statements. As of June 30, 2007, the Company had $10.8 million in letters of credit pledged as collateral to support various property and equipment leases and utilities and guarantees totaling $2.3 million. Also, in connection with the sale of the assets related to the Company’s digital content services, the Company agreed to indemnify the purchaser for certain losses that it may incur due to a breach of the Company’s representations and warranties.

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

NOTE 10—COMPREHENSIVE INCOME (LOSS)

The following table presents comprehensive income (loss) for the three and six months ended June 30, 2007, and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$133,273	$(11,091)	$247,814	$(23,539)
Foreign currency translation adjustments	938	394	2,045	212

Comprehensive income (loss)	$134,211	$(10,697)	$249,859	$(23,327)

NOTE 11—EQUITY-BASED COMPENSATION

As of June 30, 2007, the Company had equity-based compensation plans which provide for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, and cash awards. Any of these awards may be granted as incentives to reward and encourage individual contributions to the Company. As of June 30, 2007, the plans had 13.7 million shares authorized for grants of equity-based instruments. Stock options generally expire 10 years from the grant date and have graded vesting over four years. Restricted stock units (RSUs) granted to certain employees have included performance features and graded vesting expected over periods up to four years. Restricted preferred units (RPUs) granted to certain executives have graded vesting over four years. Restricted stock awards (RSAs) granted to non-employee directors have graded vesting over three years. As of June 30, 2007, the Company had $95.3 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 2.9 years.

The following table presents information associated with the Company’s equity-based compensation awards for the six months ended June 30, 2007 (in thousands):

	Six Months Ended June 30, 2007
	Restricted Stock Units	Restricted Stock	Options and RPUs
Outstanding at beginning of period	1,031	17	7,083
Granted	—	11	540
Delivered/Exercised	(385)	—	(1,344)
Forfeited	(54)	—	(424)

Outstanding at end of period	592	28	5,855

In March and April 2007, certain RSUs and RPUs became vested and were delivered to employees. Under the terms of the award agreements, the Company withheld 0.2 million shares of common stock upon vesting to satisfy employee tax withholding requirements that arose in connection with such vesting. As a result, the Company cash funded the statutory minimum tax withholdings which resulted in a reduction of additional paid-in capital of $10.1 million for the six months ended June 30, 2007.

NOTE 12—INCOME TAXES

For the six months ended June 30, 2007, the Company has provided for income taxes based upon its current estimated annual effective tax rate of 1.75% for 2007, which, on an annual basis, includes the anticipated utilization of a portion of the Company’s available net operating loss (NOL) carryforwards and reversals of prior year temporary differences. The Company’s estimated annual effective tax rate reflects anticipated alternative minimum tax expense. The Company’s NOL carryforwards totaled $279.6 million as of December 31, 2006.

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

The Company has not expensed, and does not maintain any accrual balances for interest and penalties related to unrecognized tax benefits. For future periods in which the Company may incur unrecognized tax benefits or uncertainties, the Company would classify any associated interest and penalties as a component of the income tax provision.

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

The Company’s operations are managed on the basis of three geographic regions, Americas, EMEA (Europe, Middle East, and Africa) and Asia. Management evaluates the performance of such regions and allocates resources to them based primarily on revenue. The Company has evaluated the criteria for aggregation of its geographic regions under SFAS 131, and believes it meets each of the respective criteria set forth therein. The Company’s geographic regions maintain similar sales forces, each of which offer all of the Company’s services due to the similar nature of such services. In addition, the geographic regions utilize similar means for delivering the Company’s services; have similarity in the types of customer receiving the products and services; and distribute the Company’s services over a unified network and using comparable data center technology. In light of these factors, management has determined that the Company has one reportable segment.

Selected financial information for the Company’s geographic regions is presented below. Revenue earned in the U.S. represented approximately 87% and 84% of total revenue for the three months ended June 30, 2007, and 2006, respectively, and approximately 87% and 83% of total revenue for the six months ended June 30, 2007, and 2006, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Americas	$174,068	$158,774	$351,513	$307,580
EMEA	20,333	20,205	41,522	40,815
Asia	6,153	10,618	12,767	21,157

Total revenue	$200,554	$189,597	$405,802	$369,552

			June 30, 2007	December 31, 2006
Property and equipment, net:
Americas			$402,403	$269,919
EMEA			15,660	12,030
Asia			3,631	2,488

Total property and equipment, net			$421,694	$284,437

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Hosting services provide the core facilities and network infrastructure to run business applications, provide data storage, and redundancy services. Our hosting service is comprised of colocation and managed hosting, which includes utility computing and professional services. Our hosting services allow our customers to choose the amount of IT infrastructure they prefer to outsource to support their business applications. Customers can scale their use of our services as their own requirements grow and as customers learn the benefits of outsourcing IT infrastructure management.

•

Colocation is designed for customers seeking data center space and power for their server and networking equipment needs. We manage 23 data centers located in the United States, Europe, and Asia with approximately 1.1 million square feet of gross raised floor space, providing our customers around the world with a secure, high-powered, purposed-built location for their IT equipment.

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

Other services are comprised of streaming and caching services that we provide pursuant to a reseller agreement that we entered into with Level 3 Communications, Inc. (Level 3) in January 2007 and the services that we provide under our contract with Moneyline Telerate Holdings, Inc. (Telerate), which was assigned to Reuters Limited and Reuters S.A. (collectively, Reuters) in June 2005, in connection with Reuters’ acquisition of Telerate. We expect revenue from other services to be reduced to zero by the end of 2007.

Our Objective

Our objective is to increase revenue from higher margin services by offering customers an integrated IT infrastructure solution featuring managed services. Our focus is to grow our managed service offerings, which will increase the revenues we derive from our data centers, by targeting customers that we believe will receive the most economic gain from using our technology. The IT strategy for many businesses has been increasingly focused on reducing costs, improving responsiveness to a changing business environment, and focusing resources on projects that deliver competitive advantages. Many mid-size businesses recognize the high cost and inefficiency of managing IT themselves, including the difficulties of upgrading technology, training and retaining skilled personnel with domain expertise, and matching IT costs with actual benefits. Given budget constraints and inefficient use of resources, businesses often look to outsource parts of their IT functions to trusted partners so they can focus on the areas that still provide competitive advantages, such as customer or industry-specific applications. Many mid-size businesses have traditionally outsourced single IT service offerings, such as network services or hosting services, and have continued to own and internally manage portions of their IT infrastructure. These businesses can lower the overall cost of their IT operations by purchasing our managed services and outsourcing the majority of their IT services. While we continue to provide colocation services, we intend to grow our managed service offerings and increase revenues by replacing our existing customers that purchase only basic colocation or network services with enterprise customers that purchase our higher priced and higher margin managed services and by offering to our existing customers an attractive migration path to managed services.

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

In evaluating our financial results and the performance of our business, our management reviews our revenue, gross profit, gross margin, and income from operations. The following table presents a quarterly overview of these indicators for the periods indicated (in thousands):

	Three Months Ended
	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
Revenue	$200,554	$205,248	$200,671	$193,748	$189,597
Gross profit (1)	86,799	88,573	82,302	77,264	72,495
Gross margin (2)	43%	43%	41%	40%	38%
Income from operations (3)(4)	192,537	138,955	11,626	4,085	6,034

(1)	Represents total revenue less cost of revenue, excluding depreciation, amortization, and accretion, which is reported separately on the unaudited condensed consolidated statements of operations.
(2)	Represents gross profit, as defined above, as a percentage of revenue.
(3)	Includes non-cash equity-based compensation expense of $8.2 million, $7.8 million, $7.2 million, $7.9 million, and $2.8 million, respectively.
(4)	Includes the gain on sale of data center assets for $180.8 million and the CDN assets of $125.2 million for the three months ended June 30, 2007, and March 31, 2007, respectively.

Revenue

Our total revenue for the three months ended June 30, 2007, increased 6% from the three months ended June 30, 2006. Increases in our hosting revenue reflected strong demand for managed hosting services and the re-pricing of certain existing colocation contracts to market rates. Managed hosting services contributed 25% of total revenue for the three months ended June 30, 2007, an increase from 21% for the three months ended June 30, 2006.

Network services revenue consists of revenue from managed IP VPN services, internet access services sold to customers that purchase our hosting services, and bandwidth services to wholesale customers. Network services revenue was down 6% for the three months ended June 30, 2007, compared to the three months ended June 30, 2006. Hosting customers continued to increase their use of our networks for data transport, driving revenue growth, which was offset by declines in wholesale bandwidth volumes and in managed IP VPN revenue as we transition our service offerings with the introduction of our next-generation network anticipated to occur in the second half of 2007.

For the three months ended June 30, 2007, other services revenue of $5.6 million includes revenue from two sources that we expect to be reduced to zero by the end of 2007: $1.6 million from Telerate, which is migrating its customers to Reuters products in 2007, and $4.0 million from the assets related to our non-strategic content delivery network services (the CDN Assets) which were sold in January 2007.

Gross Profit and Gross Margin

We use gross profit, defined as revenue less cost of revenue, excluding depreciation, amortization, and accretion, and gross margin, defined as gross profit as a percentage of revenue, to evaluate our business. Gross profit was $86.8 million for the three months ended June 30, 2007, an increase of $14.3 million, or 20%, from $72.5 million for the three months ended June 30, 2006. The improvement of gross profit reflects our efforts to grow the revenue of managed and colocation hosting services which leverage the fixed cost structure of our data centers. Additionally, we continue to rationalize our network operations, reduce our fixed network costs, and reduce the service costs of our hosting data centers. As a result, gross margin was 43% for the three months ended June 30, 2007, compared to 38% for the three months ended June 30, 2006.

Income from Operations

Income from operations was $192.5 million for the three months ended June 30, 2007, an increase of $186.5 million, compared to $6.0 million for the three months ended June 30, 2006. The increase is primarily related to the June sale of our data center assets which resulted in a gain of $180.8 million. Excluding this gain, income from operations was $11.7 million for the three months ended June 30, 2007, an improvement of $5.7 million, or 95%, from income from operations of $6.0 million for the three months ended June 30, 2006. This increase was primarily driven by revenue growth of $11.0 million, which was partially offset by a $5.4 million increase in equity-based compensation, and an increase in other costs to support revenue growth.

SIGNIFICANT TRANSACTIONS

Debt Extinguishment

In June 2007, we completed an early extinguishment of our Series A Subordinated Notes (the Subordinated Notes). We made cash payments totaling $342.5 million to the note holders which included the original principal of $200.0 million, paid-in-kind and make-whole interest of $147.6 million, an early extinguishment premium of $3.5 million, and a negotiated discount to the original contractual extinguishment provisions of $8.6 million. In connection with the extinguishment, we wrote-off the unamortized original issue discount of $23.8 million and the remaining unamortized issuance costs of $0.5 million, and recorded a loss on debt extinguishment of $45.1 million for the three and six months ended June 30, 2007.

Sale of Data Center Assets

In June 2007, we sold assets related to two of our data centers located in Santa Clara, California for $190.2 million in cash, the assumption and forgiveness of certain liabilities, including $10.4 million of previously advanced revenue, and the assignment of an operating lease associated with the facilities. We received net proceeds of $190.2 million, before fees, and recorded a gain on sale of $180.8 million. We recorded revenue of $16.5 million and $32.9 million for the six months ended June 30, 2007, and the year ended December 31, 2006, respectively, related to these data centers.

Issuance of Convertible Debt

In May 2007, we issued $345.0 million in aggregate principal amount of 3.0% Convertible Senior Notes that are due May 15, 2012 (the Convertible Notes). Interest is payable semi-annually on May 15 and November 15 of each year, commencing November 15, 2007. The initial conversion rate is 14.2086 shares of common stock per $1,000 principal amount of Convertible Notes, subject to adjustment. This represents an initial conversion price of approximately $70.38 per share of common stock. If the conditions for conversion were satisfied, the Convertible Notes would be convertible into approximately 4.9 million shares of our common stock.

Upon conversion, the Convertible Note holders will receive, at our election, cash, shares of our common stock or a combination of cash and shares of common stock. However, we may at any time irrevocably elect for the remaining term of the Convertible Notes to satisfy our obligation in cash up to 100% of the principal amount of the Convertible Notes converted, with any remaining amount to be satisfied, at our election, in shares of our common stock or a combination of cash and shares of our common stock.

Data Center Development

In December 2006, we announced plans to spend approximately $200 million to develop four new data centers. The new data centers will be located in the Atlanta, New York, and Washington, D.C. metropolitan areas, and in Santa Clara, California, and we expect them to open during the third and fourth quarters of 2007. Funding for the project will come from operations, proceeds received from the sales of assets, and available debt capacity. During the six months ended June 30, 2007, we incurred approximately $90.1 million of cash capital expenditures related to the development of these data centers.

Sale of Content Delivery Network Assets

In January 2007, we completed the sale of our CDN Assets to Level 3 for $132.5 million, after certain working capital adjustments and the assumption of certain liabilities, pursuant to a Purchase Agreement dated December 23, 2006. The transaction resulted in net proceeds of $128.3 million, after transaction fees, related costs, and working capital adjustments. We recorded a gain on sale of $125.2 million for the six months ended June 30, 2007.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-Q is not intended to represent the consolidated results of operations, financial position or cash flows that may be achieved in the future.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Executive Summary of Results of Operations

Revenue increased $11.0 million, or 6%, for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, as a result of a 26% improvement in hosting, which was partially offset by declines in network services and other services. Income from operations improved $186.5 million, for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, and includes the gain on sale of data center assets of $180.8 million. Excluding the gain, the improvement in income from operations of $5.7 million was due primarily to the increase in revenue of $11.0 million, which was partially offset by an increase in equity-based compensation of $5.4 million and other costs to support revenue growth. Net income before income taxes for the three months ended June 30, 2007, was $131.6 million. Net income increased by $144.4 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, which includes the previously described gain of $180.8 million and a loss on debt extinguishment of $45.1 million for the three months ended June 30, 2007. Excluding the gain on sale of data center assets and loss on debt extinguishment, net loss before income taxes was $4.1 million for the three months ended June 30, 2007, an improvement of $7.0 million, compared to a net loss before income taxes of $11.1 million for the three months ended June 30, 2006, as a result of the factors previously described.

Revenue. The following table presents revenue by major service category (dollars in thousands):

	Three Months Ended June 30,
	2007	2006	Dollar Change	Percentage Change
Revenue:
Colocation	$68,404	$54,806	$13,598	25%
Managed hosting	51,005	39,816	11,189	28%

Total hosting	119,409	94,622	24,787	26%

Network services	75,543	80,752	(5,209)	(6)%
Other services	5,602	14,223	(8,621)	(61)%

Total revenue	$200,554	$189,597	$10,957	6%

Revenue was $200.6 million for the three months ended June 30, 2007, an increase of $11.0 million, or 6%, from $189.6 million for the three months ended June 30, 2006. Hosting revenue was $119.4 million for the three months ended June 30, 2007, an increase of $24.8 million, or 26%, from $94.6 million for the three months ended June 30, 2006. The increase was due primarily to growth in new and existing services, particularly in our managed hosting services and the favorable impact from re-pricing certain below market colocation contracts. Network services revenue was $75.5 million for the three months ended June 30, 2007, a decrease of $5.2 million, or 7%, from $80.7 million for the three months ended June 30, 2006. The decrease was driven by declines in wholesale bandwidth volumes and in managed IP VPN revenue, which was offset by hosting customers that continue to increase their use of our networks for data transport. Other services, which are comprised of our content delivery services and our Telerate contract, contributed $5.6 million for the three months ended June 30, 2007, a decrease of $8.6 million, or 61%, from $14.2 million for the three months ended June 30, 2006. This decrease was due to the sale of our CDN Assets and the decreasing revenue associated with the Telerate contract. We expect Other Services revenue to decline to zero by the end of 2007, as content delivery network customers migrate to Level 3 and Reuters completes the migration away from the Telerate contract as previously described.

Cost of Revenue. Cost of revenue includes costs of leasing local access lines to connect customers to our Points of Presence, or PoPs; leasing backbone circuits to interconnect our PoPs; indefeasible rights of use (IRUs), operations and maintenance; rental costs, power costs, and other operating costs for hosting space; and salaries and related benefits for engineering, service delivery and provisioning, customer service, consulting services and operations personnel who maintain our network, monitor network performance, resolve service issues, and install new sites. Cost of revenue excludes depreciation, amortization, and accretion, which are reported separately. Cost of revenue was $113.8 million for the three months ended June 30, 2007, a decrease of $3.3 million, or 3%, from $117.1 million for the three months ended June 30, 2006. Cost of revenue, as a percentage of revenue, was 56% for the three months ended June 30, 2007, compared to 62% for the three months ended June 30, 2006. These decreases were primarily driven by our revenue and margin growth strategies to migrate customers toward managed hosting services that better leverage the fixed cost structure of our data centers and the re-pricing of certain colocation contracts, which was offset by an additional $1.3 million of equity-based compensation.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses include all costs associated with the selling of our services and administrative functions such as finance, legal, and human resources. Such expenses were $52.3 million for the three months ended June 30, 2007, an increase of $5.5 million, or 12%, from $46.8 million for the three months ended June 30, 2006. Sales, general, and administrative expenses as a percentage of revenue was 26% for the three months ended June 30, 2007 compared to 25% for the three months ended June 30, 2006. The increase was due primarily to the addition of $4.1 million in equity-based compensation and increased personnel costs and higher commissions.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion includes depreciation of property and equipment, amortization of intangible assets, and accretion of the discounted present value of certain liabilities and long-term fixed price contracts. Depreciation, amortization, and accretion was $22.8 million for the three months ended June 30, 2007, an increase of $3.2 million, or 16%, from $19.6 million for the three months ended June 30, 2006.

Gain on Sales of Assets. As previously described herein, the sale of our data center assets resulted in a gain of $180.8 million after transaction fees and related costs and a working capital adjustment.

Loss on Debt Extinguishment. As previously described herein, in connection with the extinguishment of our Subordinated Notes in June 2007, we incurred a charge of $45.1 million representing the payment of make-whole interest on the notes, and the write-off of the remaining original issue discount and related deferred financing costs.

Net Interest Expense and Other. Net interest expense and other primarily represents interest on the Subordinated Notes and the Convertible Notes, as well as the related amortization of the original issue discount on the Subordinated Notes, amortization of debt issuance costs, interest on our capital and financing method lease obligations, and in 2006, interest on our revolving credit facility (the Revolving Facility) and certain other non-operating charges, all of which is offset by interest income on cash and cash equivalents. Net interest expense and other was $15.8 million for the three months ended June 30, 2007, a decrease of $1.3 million, or 8%, from $17.1 million for the three months ended June 30, 2006. The decrease was primarily due to interest income earned on higher invested cash and cash equivalent balances, partially offset by increased interest expense on our Convertible Notes.

Net Income before Income Taxes. Net income before income taxes for the three months ended June 30, 2007, was $131.6 million, an improvement of $142.7 million, from a net loss before income taxes of $11.1 million for the three months ended June 30, 2006, primarily driven by the factors previously described.

Income Taxes. Income taxes for the three months ended June 30, 2007, represented a benefit of $1.7 million compared to no expense for the three months ended June 30, 2006. This benefit was due to the reduction in our expected annual effective tax rate in the second quarter of 2007 resulting from the continued utilization of existing net operating losses and the interest deductions resulting from the extinguishement of the Subordinated Notes.

Net Income. Net income for the three months ended June 30, 2007, was $133.3 million, an improvement of $144.4 million from a net loss of $11.1 million for the three months ended June 30, 2006, primarily driven by the factors previously described.

Accreted and Deemed Dividends on Series A Convertible Preferred Stock. During the three months ended June 30, 2006, we recorded accretion and deemed dividends as a reduction to net loss for loss per share calculations. In June 2006, the Series A Convertible Preferred Stock was exchanged for our common stock. For the three months ended June 30, 2006, the total accreted and deemed dividends attributable to common shareholders for inclusion in loss per share calculations was $251.6 million.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Executive Summary of Results of Operations

Revenue increased $36.3 million, or 10%, for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, as a result of a 32% improvement in hosting, which was partially offset by declines in network services and other services. Income from operations improved $321.8 million, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 and includes the gains on the sales of CDN Assets of $125.2 million and the data center assets of $180.8 million. Excluding the gains, the improvement in income from operations of $15.7 million was due primarily to the increase in revenue of $36.3 million, which was partially offset by an increase in equity-based compensation of $11.3 million, and an increase in costs to support revenue growth. Net income before income taxes for the six months ended June 30, 2007, was $252.2 million. Excluding the gains on sales of assets and loss on debt extinguishment, net loss before income taxes was $8.7 million for the six months ended June 30, 2007, an improvement of $14.8 million, compared to a net loss before income taxes of $23.5 million for the six months ended June 30, 2006, as a result of the factors previously described.

Revenue. The following table presents revenue by major service category (dollars in thousands):

	Six Months Ended June 30,
	2007	2006	Dollar Change	Percentage Change
Revenue:
Colocation	$137,820	$104,924	$32,896	31%
Managed hosting	101,309	76,462	24,847	32%

Total hosting	239,129	181,386	57,743	32%

Network services	154,600	159,711	(5,111)	(3)%
Other services	12,073	28,455	(16,382)	(58)%

Total revenue	$405,802	$369,552	$36,250	10%

Revenue was $405.8 million for the six months ended June 30, 2007, an increase of $36.2 million, or 10%, from $369.6 million for the six months ended June 30, 2006. Hosting revenue was $239.1 million for the six months ended June 30, 2007, an increase of $57.7 million, or 32%, from $181.4 million for the six months ended June 30, 2006. The increase was due primarily to growth in new and existing services, particularly in our managed hosting services and the favorable impact from re-pricing certain below market colocation contracts. Network services revenue was $154.6 million for the six months ended June 30, 2007, a decrease of $5.1 million from $159.7 million for the six months ended June 30, 2006. The decrease was driven by declines in wholesale bandwidth volumes and in managed IP VPN revenue, which were offset by hosting customers that continue to increase their use of our networks for data transport. Other services, which are comprised of our content delivery services and our Telerate contract, contributed $12.1 million for the six months ended June 30, 2007, a decrease of $16.4 million, or 58%, from $28.5 million for the six months ended June 30, 2006. This decrease was due to the sale of our CDN Assets and the decreasing revenue associated with the Telerate contract. We expect this to decline to zero by the end of 2007, as content delivery network customers migrate to Level 3 and Reuters completes the migration away from the Telerate contract as previously described.

Cost of Revenue. Cost of revenue was $230.4 million for the six months ended June 30, 2007, an increase of $0.3 million from $230.1 million for the six months ended June 30, 2006. Cost of revenue, as a percentage of revenue, was 57% for the six months ended June 30, 2007, compared to 62% for the six months ended June 30, 2006. This was primarily driven by our revenue and margin growth strategies to migrate customers toward managed hosting services that better leverage the fixed cost structure of our data centers and the re-pricing of certain colocation contracts, which was offset by an additional $2.4 million of equity-based compensation.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses were $105.5 million for the six months ended June 30, 2007, an increase of $15.3 million, or 17%, from $90.2 million for the six months ended June 30, 2006. Sales, general, and administrative expenses as a percentage of revenue were 26% for the six months ended June 30, 2007 compared to 24% for the six months ended June 30, 2006. The increase was due primarily to the addition of $8.9 million in equity-based compensation and increased personnel costs and higher commissions.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion was $44.4 million for the six months ended June 30, 2007, an increase of $4.8 million, or 12%, from $39.6 million for the six months ended June 30, 2006.

Gain on Sales of Assets. As previously described herein, the sale of our data center assets resulted in a gain of $180.8 million after transaction fees and related costs and a working capital adjustment and the sale of our CDN Assets resulted in a gain of $125.2 million after transaction fees and related costs and a working capital adjustment.

Loss on Debt Extinguishment. As previously described herein, in connection with the extinguishment of our Subordinated Notes in June 2007, we incurred a charge of $45.1 million representing the payment of make-whole interest on the notes, and the write-off of the remaining original issue discount and related deferred financing costs.

Net Interest Expense and Other. Net interest expense and other was $34.1 million for the six months ended June 30, 2007, an increase of $0.8 million, or 2%, from $33.3 million for the six months ended June 30, 2006. The increase was primarily due to interest on the Convertible Notes issued in May 2007, higher compounding of payable-in-kind interest on the Subordinated Notes, additional capital leases in effect in 2007, and the payment for transaction costs on the sale of stock by one of our significant investors. These increases were partially offset by the absence of interest expense on our Revolving Facility in 2007 and offsetting interest income earned on higher invested cash and cash equivalent balances in 2007.

Net Income before Income Taxes. Net income before income taxes for the six months ended June 30, 2007, was $252.2 million, an improvement of $275.7 million, from a net loss before income taxes of $23.5 million for the six months ended June 30, 2006, primarily driven by the factors previously described.

Income Taxes. Income taxes for the six months ended June 30, 2007 were $4.4 million compared to no expense for the six months ended June 30, 2006. This increase was due to the provision for U.S. and state alternative minimum taxes on income which was primarily generated from the sales of assets, offset by deductions for interest paid on the debt extinguishment.

Net Income. Net income for the six months ended June 30, 2007, was $247.8 million, an improvement of $271.3 million from a net loss of $23.5 million for the six months ended June 30, 2006, primarily driven by the factors previously described.

Accreted and Deemed Dividends on Series A Convertible Preferred Stock. During the six months ended June 30, 2006, we recorded accretion and deemed dividends as a reduction to net loss for loss per share calculations. In June 2006, the Series A Preferred was exchanged for our common stock which resulted in a deemed dividend of $240.1 million. For the six months ended June 30, 2006, the total accreted and deemed dividends attributable to common shareholders for inclusion in loss per share calculations was $262.8 million.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, our cash and cash equivalents balance was $309.0 million. We had $56.3 million in net cash provided by operating activities during the six months ended June 30, 2007, an increase of $16.2 million from net cash provided by operating activities of $40.1 million for the six months ended June 30, 2006. This change was primarily due to improvements in our results of operations, driven by higher revenue growth that outpaced the growth in costs, largely resulting from our ongoing cost-savings initiatives. Net cash provided by investing activities for the six months ended June 30, 2007, was $157.4 million, an improvement of $208.1 million from net cash used in investing activities of $50.7 million for the six months ended June 30, 2006. This change was primarily related to cash received from our sale of CDN Assets for net proceeds of $128.3 million and sale of data center assets for net proceeds of $190.2 million, which were partially offset by capital expenditures of $161.9 million resulting from our planned data center expansion and our investment to upgrade our network. We expect future capital expenditures to increase as we complete our data center expansion and network upgrade. Net cash used in financing activities for the six months ended June 30, 2007, was $3.8 million, a decrease of $39.5 million from net cash provided by financing activities of $35.8 million for the six months ended June 30, 2006. This decrease relates to cash received upon the issuance of our Convertible Notes for $345.0 million in proceeds and the exercise of employee stock options of $14.1 million, which were offset by the payment of $342.5 million to extinguish the Subordinated Notes, $8.9 million of issuance costs on the Convertible Notes, and the absence of 2006 proceeds received in connection with our financing method lease and payments on our Revolving Facility of $26.0 million.

We believe we have sufficient cash to fund our operating requirements throughout 2007 from cash on hand, operations, and available debt capacity. Based on our aggressive capital investment program, the dynamic nature of our industry, our continued review of strategic options and unforeseen circumstances, our cash requirements may change and we may need additional cash. If such needs require us to engage in additional financing activities, there can be no assurance that we would be successful in completing any of these activities on terms that would be favorable to us.

The following table presents a quarterly overview of our cash flows for the periods indicated (dollars in thousands):

	Three Months Ended
	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
Net cash provided by operating activities	$28,028	$28,289	$40,979	$37,583	$21,274
Net cash provided by (used in) investing activities (1)	64,537	92,824	(22,106)	(14,336)	(34,255)
Net cash provided by (used in) financing activities (2)	(4,393)	636	3,392	(30,710)	49,679
Net increase (decrease) in cash and cash equivalents	87,429	122,881	20,544	(7,978)	36,533

(1)	Includes cash received of $190.2 million from the sale of data center assets during the three months ended June 30, 2007, cash received of $128.1 million from the sale of the CDN Assets during the three months ended March 31, 2007, and the payment of $13.8 million for the purchase of data center buildings during the three months ended June 30, 2006.
(2)	Includes payments for employee withholding taxes on equity-based instruments of $9.1 million for the three months ended March 31, 2007; payments on the Revolving Facility of $32.0 million during the three months ended September 30, 2006, $10.0 million during the three months ended June 30, 2006, and $16.0 million during the three months ended March 31, 2006; and proceeds of $50.6 million received in connection with a financing method lease obligation during the three months ended June 30, 2006.

Convertible Notes

In May 2007, we issued $345 million aggregate principal amount of 3.0% Convertible Senior Notes due May 15, 2012 (the Convertible Notes). Interest is payable semi-annually on May 15 and November 15 of each year, commencing November 15, 2007.

The Convertible Notes are governed by an Indenture (the Indenture) dated as of May 9, 2007, between us, as issuer, and The Bank of New York, as trustee. The Indenture does not contain any financial covenants or restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us. The Convertible Notes are unsecured and are effectively subordinated to our existing or future secured debts to the extent of the assets securing such debt.

Upon conversion, holders will receive, at our election, cash, shares of our common stock, or a combination thereof. However, we may at any time irrevocably elect for the remaining term of the Convertible Notes to satisfy our conversion obligation in cash up to 100% of the principal amount of the Convertible Notes converted, with any remaining amount to be satisfied, at our election, in cash, shares of our common stock, or a combination thereof.

The initial conversion rate is 14.2086 shares of common stock per $1,000 principal amount of Convertible Notes, subject to adjustment. This represents an initial conversion price of approximately $70.38 per share of common stock. Holders of the Convertible Notes may convert their notes at any time prior to the close of business on the business day immediately preceding the maturity date only under the following circumstances:

•

during any calendar quarter (and only during such quarter) ending after June 30, 2007, if the sale price of our common stock, for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter, is greater than 120% of the then applicable conversion price for the notes per share of common stock on the last day of such preceding calendar quarter (the Conversion Trigger Price);

•

subject to certain exceptions, during the five business day period following any five consecutive trading day period in which the trading price of the Convertible Notes for each day of such period was less than 98% of the product of the closing price of our common stock on such day and the applicable conversion rate;

•

upon the occurrence of specified distributions or corporate events described in the Indenture, such as a distribution to stock holders, consolidation, merger, or sale of all or substantially all of our assets; or

•	at any time on or after February 15, 2012.

Upon conversion, due to the conversion formulas associated with the Convertible Notes, if our stock is trading at levels exceeding the conversion price per share of common stock, and if we elect to settle the obligation in cash, additional consideration beyond the $345 million of gross proceeds received would be required.

The conversion rates may be adjusted upon the occurrence of certain events including for any cash dividend. Holders of the Convertible Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished, or forfeited. Convertible Notes called for redemption may be surrendered for conversion prior to the close of business on the business day immediately preceding the redemption date.

Upon the occurrence of a change of control or termination of trading, holders of the Convertible Notes have the right, at the holder’s option, to require us to purchase for cash all or a portion of the Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase. Following certain corporate transactions that constitute a change of control, we will increase the conversion rate for a holder who elects to convert the Convertible Notes in connection with such change of control in certain circumstances. In the event of a change in control, the conversion rate may be increased pursuant to the make-whole change of control provisions of the Indenture based on the timing of and applicable stock prices at the time of the change in control event, however, in no event would the total number of shares issuable upon conversion of the Convertible Notes exceed a maximum of 20.2470 shares per $1,000 principal amount of Convertible Notes, subject to anti-dilution adjustments, or the equivalent of $49.39 per share of common stock or a maximum total of 7.0 million shares of our common stock. The make-whole change of control conversion rate will be reduced over the term of the Convertible Notes from the maximum conversion rate if our common stock exceeds $49.39 per share As of June 30, 2007, if the conditions for conversion were satisfied the Convertible Notes would be convertible into 4.9 million shares of our common stock.

In connection with the issuance of the Convertible Notes, debt issuance costs totaling $8.9 million were capitalized and are being amortized to interest expense through the maturity date of the notes, May 15, 2012. Debt issuance costs related to the Convertible Notes, net of amortization, were $8.6 million as of June 30, 2007.

Subordinated Notes

In June 2007, we completed the early extinguishment of our Subordinated Notes. We made cash payments totaling $342.5 million to the respective note holders, which included the original principal of $200.0 million, paid-in-kind and make-whole interest of $147.6 million, and an early extinguishment premium of $3.4 million, and reflected a negotiated discount to the original contractual extinguishment provisions of $8.5 million. In connection with the extinguishment, we wrote-off the remaining unamortized original issue discount and the remaining unamortized issuance costs of $23.8 million and $0.5 million, respectively, and recorded a loss on extinguishment of $45.1 million for the three and six months ended June 30, 2007.

Credit Facilities

Revolving Facility. We maintain an $85.0 million Revolving Facility, which includes a $20.0 million letter of credit provision. The Revolving Facility may be used for working capital and other general corporate purposes. The Revolving Facility matures, and all outstanding borrowings and unpaid interest are due, on December 9, 2008. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined by the Revolving Facility agreement. The Revolving Facility is secured by substantially all of our domestic properties and assets and we may terminate the Revolving Facility prior to maturity. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee. As of June 30, 2007, we had no outstanding principal amounts under the Revolving Facility, outstanding letters of credit of $10.8 million, and unused availability of $74.2 million.

Loan Agreement. We maintain a Loan and Security Agreement (the Loan Agreement) with Cisco Systems Capital Corporation. The Loan Agreement provides for borrowings of up to $33.0 million to purchase network equipment (the Equipment) manufactured by Cisco Systems, Inc. The obligations under the Loan Agreement are secured by a first-priority security interest in the Equipment. As of June 30, 2007, we had no outstanding borrowings under the Loan Agreement.

Debt Covenants

The provisions of our debt agreements contain a number of covenants including, but not limited to, restricting or limiting our ability to incur more debt, pay dividends and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt agreements and could trigger acceleration of repayment. As of and during the three and six months ended June 30, 2007, and the year ended December 31, 2006, we were in compliance with all covenants under the debt agreements, as applicable.

Future Principal Payments

As of June 30, 2007, we have no aggregate future principal payments of long-term debt. Depending on settlement options we may elect, our Convertible Notes may be settled in cash, shares, or a combination of both. The weighted-average interest rate applicable to our outstanding borrowings was 3.0% as of June 30, 2007.

Commitments and Contingencies

Our customer contracts generally span multiple periods, which result in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $32.2 million, $20.6 million, $8.6 million, $8.5 million, $8.2 million, and $75.5 million during the years ended December 31, 2007, 2008, 2009, 2010, 2011, and thereafter, respectively. Should we not meet the minimum spending levels in any given term, decreasing termination liabilities, representing a percentage of the remaining contracted amount, may become immediately due and payable. Furthermore, certain of these termination liabilities are subject to reduction should we experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if we had terminated all of these agreements as of June 30, 2007, the maximum liability would have been $153.6 million. To mitigate this exposure, when possible, we align our minimum spending commitments with customer revenue commitments for related services.

In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in our consolidated balance sheets, such as letters of credit, indemnifications, and numerous operating leases under which the majority of our facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through December 2022, and may be renewed as circumstances warrant. Our financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. Based on our past experience, no claims have been made against these financial instruments nor do we expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, we determined such financial instruments did not have significant value and have not recorded any related amounts in our consolidated financial statements. As of June 30, 2007, we had $10.8 million in letters of credit pledged as collateral to support various property and equipment leases and utilities and guarantees totaling $2.3 million. Also, in connection with our sale of the assets related to our digital content services, we agreed to indemnify the purchaser for certain losses that it may incur due to a breach of our representations and warranties.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

We derive the majority of our revenue from recurring revenue streams, consisting primarily of hosting, which includes managed hosting and colocation, network services, and other services, which is recognized as services are provided. Installation fees, although generally billed upon installation, are deferred and recognized ratably over the life of the customer contract. Revenue is recognized when the related service has been provided, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured.

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

Equity-Based Compensation

We recognize equity-based compensation in accordance with SFAS 123(R), “Share-Based Payment.” The fair value of total equity-based compensation for stock options and restricted preferred units is calculated using the Black-Scholes option pricing model which utilizes certain assumptions and estimates that have a material impact on the amount of total compensation cost recognized in our consolidated financial statements. Total equity-based compensation costs for restricted stock units and restricted stock awards are calculated based on the market value of the stock on the date of grant. Total equity-based compensation is amortized to non-cash equity-based compensation expense over the vesting or performance period of the award, as applicable, which typically ranges from three to four years.

Other Critical Accounting Policies

While all of the significant accounting policies described in the notes to the unaudited condensed consolidated financial statements contained elsewhere herein are important, some of these policies may be viewed as being critical. Such policies are those that are most important to the portrayal of our financial condition and require our most difficult, subjective or complex estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and assumptions. For further information regarding the application of these and other accounting policies, see Note 2 of Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Part II, Item 7 of our 2006 Form 10-K.

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

Interest Rate Risk

As of June 30, 2007, we had no outstanding variable rate debt. All of our outstanding debt was fixed rate debt and was comprised of $345.0 million of Convertible Notes, which bear interest at 3% per annum.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2007, that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Although we recognized net income of $247.8 million for the six months ended June 30, 2007, we incurred a net loss of $44.0 million for the year ended December 31, 2006 and $69.1 million in the year ended December 31, 2005 and we may incur net losses in the future. We may also have fluctuations in revenues, expenses and losses due to a number of factors including the following:

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

Our indebtedness could limit our ability to operate our business successfully.

As of June 30, 2007, the total principal amount of our debt, including capital and financing method lease obligations was $489.9 million. Our interest expense on our debt outstanding as of June 30, 2007, will be approximately $16.1 million in the second half of 2007. Our cash debt service obligation on our debt outstanding as of June 30, 2007, will be approximately $16.2 million in the second half of 2007. Our revolving credit facility and capital lease obligations require monthly and quarterly cash payments for interest. While we do not currently have any outstanding loans under our revolving credit facility, we have outstanding letters of credit of $10.8 million and unused availability of $74.2 million as of June 30, 2007. Our revolving credit facility matures in 2008 and our capital and financing lease obligations have maturities ranging from three to fifteen years. On May 9, 2007, we issued and sold $345.0 million aggregate principal amount of 3.0% Convertible Senior Notes due May 15, 2012 (the Notes). The Notes bear interest at a rate of 3.0% per year on the principal amount, accruing from May 9, 2007, and interest is payable semiannually in arrears in cash on May 15 and November 15 of each year. In addition, we expect from time to time to continue to incur additional indebtedness and other liabilities in the future. If we incur additional indebtedness, then the possibility that we may not generate cash sufficient to pay, when due, the outstanding amount of our indebtedness will increase. If we do not have sufficient cash available to repay our debt obligations when they mature, we will have to refinance such obligations, and there can be no assurance that we will be successful in such refinancing or that the terms of any refinancing will be acceptable to us. This also means that we will need to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, reducing the funds available for operations, working capital, capital expenditures, sales and marketing initiatives, acquisitions, and general corporate or other purposes.

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

A material reduction in revenue from our largest customer, who represented 11% of our revenues in 2006 and 7% of our revenues in the first six months of 2007, or the loss of a significant group of our other customers could harm our financial results to the extent not offset by cost reductions or additional revenue from new or other existing customers.

Together, Reuters Limited and Telerate, which was acquired by Reuters in 2005, or Reuters, accounted for $87.6 million, or 11%, of our revenue in 2006 compared to $100.5 million, or 15%, of our revenue in 2005 and $29.7 million, or 7%, of our revenue for the first six months of 2007 compared to $45.2 million, or 12%, of our revenue in the first six months of 2006. This reduction was primarily due to the reduction in services purchased by Reuters under our contract with Telerate. The loss of this customer or a significant group of our other customers, or a considerable reduction in the amount of our services that Reuters purchases or a significant group of our customers purchase, could materially reduce our revenues which, to the extent not offset by cost reductions or new customer additions, could materially reduce our cash flows and financial position. This may limit our ability to raise capital or fund our operations, working capital needs and capital expenditures in the future.

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

Our ability to implement our business plan successfully depends upon our ability to provide high quality, reliable services. Interruptions in our ability to provide our services to our customers or failures in our products or services, through the occurrence of a natural disaster, human error, extreme temperature or other unanticipated problem, could adversely affect our business and reputation. For example, problems at one or more of our data center facilities could result in service interruptions or failures or could cause significant equipment damage. In addition, our network could be subject to unauthorized access, computer viruses, and other disruptive problems caused by customers, employees, or others. Unauthorized access, computer viruses or other disruptive problems could lead to interruptions, delays or cessation of service to our customers. Unauthorized access could also potentially jeopardize the security of confidential information of our customers or our customers’ end-users, which might expose us to liability from customers and the government agencies that regulate us, as well as deter potential customers from purchasing our services. Any internal or external breach in our network could severely harm our business and result in costly litigation and potential liability for us. Although we attempt to limit these risks contractually, there can be no assurance that we will limit the risk and not incur financial penalties. To the extent our customers demand that we accept unlimited liability and to the extent there is a competitive trend to accept it, such a trend could affect our ability to retain these limitations in our contracts at the risk of losing the business. In addition, we may be unable to implement disaster recovery or security measures in a timely manner or, if and when implemented, these measures may not be sufficient or could be circumvented through the reoccurrence of a natural disaster or other unanticipated problem, or as a result of accidental or intentional actions. Resolving network failures or alleviating security problems may also require interruptions, delays or cessation of service to our customers. Accordingly, failures in our products and services, including problems at our data centers, network interruptions or breaches of security on our network may result in significant liability, a loss of customers and damage to our reputation.

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

Our growth strategy includes increasing revenue from our colocation and managed hosting services and upgrading our network to next generation equipment and protocols. Increasing revenue from our colocation and managed hosting services depends on our ability to raise prices to existing customers or replacing them with higher paying customers and our ability to lease facilities in the desired markets where there is a demand for these services on commercially reasonable terms. We have announced plans to upgrade our network equipment and protocols and to develop four new data centers in 2007 as part of our growth strategy. If there are any significant unplanned delays in either of these initiatives, the cost of implementing these initiatives exceeds our projections, we do not have sufficient customer demand in the markets to support the new data centers once they are built, or we experience technical issues with these initiatives, our financial results may be harmed. Furthermore, if we experience problems with the performance of our network during our planned upgrade, our customers may be able to receive service credits for their accounts or terminate their contracts with us, which could reduce our revenues. There is no assurance that we will be able to implement these initiatives in a timely or cost effective manner, and this failure to implement our growth strategy could cause our operations and financial results to be negatively impacted.

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

For the six months ended June 30, 2007, 13% of our total revenue was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

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

New technologies or industry standards, including those technologies protected by intellectual property rights, have the potential to replace or provide lower cost alternatives to our hosting, networking and Internet access services. The adoption of such new technologies or industry standards could render our technology and services obsolete or unmarketable or require us to incur significant capital expenditures to expand and upgrade our technology to meet new standards. We cannot guarantee that we will be able to identify new service opportunities successfully, or if identified, be able to develop and bring new products and services to market in a timely and cost-effective manner. In addition, we cannot guarantee that services or technologies developed by others will not render our current and future services non-competitive or obsolete or that our current and future services will achieve or sustain market acceptance or be able to address effectively the compatibility and interoperability issues raised by technological changes or new industry standards. If we fail to anticipate the emergence of, or obtain access to a new technology or industry standard, we may incur increased costs if we seek to use those technologies and standards, or our competitors that use such technologies and standards may use them more cost-effectively than we do.

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

We have approximately 52.9 million shares of common stock outstanding as of July 27, 2007. As of July 27, 2007, the holders of 14.0 million shares of our common stock are entitled to certain registration rights. In addition, as of July 27, 2007, investment partnerships sponsored by Welsh, Carson, Anderson & Stowe (Welsh Carson) own approximately 26% of our outstanding common stock. Since December 2006, Welsh Carson has distributed over 12.1 million shares of our common stock to its limited partners, and these shares may and have been sold in the public market immediately following such distributions. Sales of substantial amounts of shares of our common stock in the public market, including sales following such Welsh Carson distributions, or the perception that those sales will occur, could cause the market price of our common stock to decline. Those sales also might make it more difficult for us to sell equity and equity-related securities in the future at a time and at a price that we consider appropriate.

Our stock price is subject to significant volatility.

Since July 2006 until the present, the closing price per share of our common stock has ranged from a high of $52.56 per share to a low of $23.91 per share. Our stock price has been and may continue to be subject to significant volatility due to sales of our securities by significant stockholders and the other risks and uncertainties described or incorporated by reference herein. The price of our common stock may also fluctuate due to conditions in the technology industry or in the financial markets generally.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our annual meeting of stockholders held on May 10, 2007, the following matters were voted on:

1.	Election of nine directors to the Board of Directors.

	For	Withheld
John D. Clark	44,329,880	4,880,556
Jonathan C. Crane	44,403,386	4,807,050
Clyde A. Heintzelman	43,769,765	5,440,671
Philip J. Koen	44,965,904	4,244,532
Thomas E. McInerney	43,395,056	5,815,380
James E. Ousley	44,327,259	4,883,177
James P. Pellow	44,561,796	4,648,640
Jeffrey H. Von Deylen	43,921,172	5,289,264
Patrick J. Welsh	42,739,605	6,470,831

2.	Approve an amendment to our Amended and Restated 2003 Incentive Compensation Plan.

For	Against	Abstain	Broker Non-Votes
29,105,260	16,833,041	126,366	0

3.	Ratify the appointment of Ernst & Young, LLP as our independent registered public accounting firm for the year ending December 31, 2007.

For	Against	Abstain
49,194,565	15,127	743

ITEM 5.	OTHER INFORMATION.

On July 25, 2007, our Board of Directors adopted an amendment to our Amended and Restated 2003 Incentive Compensation Plan (the Plan) in order to change the definition of “Fair Market Value” from the closing price of our common stock on the trading day immediately preceding the date of determination of the grant to the closing price of our common stock on the date of determination of the grant. A copy of the amendment to the Plan is included as Exhibit 10.3 to this Form 10-Q and is incorporated by reference herein.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit Index Number	Exhibit Description	Filed with the Form 10-Q	Incorporated by Reference
			Form	Filing Date with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1	November 12, 1999	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	January 31, 2000	3.2

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 14, 2002	3.3

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 13, 2004	3.4

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 5, 2005	3.5

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant		8-K	June 7, 2006	3.1

3.7	Amended and Restated Bylaws of the Registrant		10-Q	May 15, 2003	3.4

3.8	Amendment to Article V of the Amended and Restated Bylaws		8-K	May 15, 2007	3.1

4.1	Form of Common Stock Certificate		S-1/A	January 31, 2000	4.1

4.2	Indenture, dated as of May 9, 2007, between Registrant and The Bank of New York, as trustee, including the Form of Global Note attached as Exhibit A thereto		8-K	May 10, 2007	4.1

10.1	Consent and Amendment No. 5 to Credit Agreement dated as of May 3, 2007, by and among SAVVIS Communications Corporation, a Missouri corporation, Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and the administrative agent for the lender parties		8-K	May 9, 2007	10.1

10.2	Amendment to the Amended and Restated 2003 Incentive Compensation Plan		8-K	May 15, 2007	10.1

10.3	Amendment to the Amended and Restated 2003 Incentive Compensation Plan	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVVIS, Inc.

Date: July 31, 2007	By:	/s/ Philip J. Koen
Philip J. Koen
Chief Executive Officer
(principal executive officer)

Date: July 31, 2007	By:	/s/ Jeffrey H. Von Deylen
Jeffrey H. Von Deylen
Chief Financial Officer
(principal financial officer and principal accounting officer)