Form 10-Q
period 2007-09-30
SAVVIS, Inc.
filed 2007-10-31
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Common stock, $0.01 Par Value – 52,962,281 shares as of October 29, 2007

The Exhibit Index begins on page 38.

SAVVIS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$256,940	$98,693
Trade accounts receivable, net of allowance of $6,132 and $10,690, respectively	48,215	44,949
Prepaid expenses and other current assets	21,877	21,607

Total Current Assets	327,032	165,249

Property and equipment, net	519,341	284,437
Other non-current assets	19,859	17,333

Total Assets	$866,232	$467,019

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Payables and other trade accruals	$61,355	$43,009
Current portion of long-term debt and lease obligations	3,796	2,100
Other accrued liabilities	105,500	94,977

Total Current Liabilities	170,651	140,086

Long-term debt	349,234	269,436
Capital and financing method lease obligations, net of current portion	141,760	112,891
Other accrued liabilities	59,417	82,941

Total Liabilities	721,062	605,354

Stockholders’ Equity (Deficit):
Common stock; $0.01 par value, 1,500,000,000 shares authorized; 52,917,214 and 51,490,697 shares issued and outstanding as of September 30, 2007, and December 31, 2006, respectively	529	515
Additional paid-in capital	729,018	699,450
Accumulated deficit	(581,409)	(834,492)
Accumulated other comprehensive loss	(2,968)	(3,808)

Total Stockholders’ Equity (Deficit)	145,170	(138,335)

Total Liabilities and Stockholders’ Equity (Deficit)	$866,232	$467,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$190,262	$193,748	$596,064	$563,300
Operating Expenses:
Cost of revenue (including non-cash equity-based compensation of $1,437, $1,345, $4,303, and $1,776, respectively)(1)	112,348	116,484	342,778	346,555
Sales, general, and administrative expenses (including non-cash equity-based compensation of $7,284, $6,528, $20,362, and $10,708, respectively)	51,101	52,372	156,593	142,551
Depreciation, amortization, and accretion	22,742	20,807	67,174	60,370
(Gain) loss on sales of data center and CDN assets	337	—	(305,707)	—

Total Operating Expenses	186,528	189,663	260,838	549,476

Income from Operations	3,734	4,085	335,226	13,824
Loss on debt extinguishment	—	—	45,127	—
Net interest expense and other	320	17,663	34,457	50,941

Net Income (Loss) before Income Taxes	3,414	(13,578)	255,642	(37,117)
Income taxes	(1,855)	—	2,559	—

Net Income (Loss)	5,269	(13,578)	253,083	(37,117)
Accreted and deemed dividends on Series A Convertible Preferred stock	—	—	—	262,810

Net Income (Loss) Attributable to Common Stockholders	$5,269	$(13,578)	$253,083	$(299,927)

Net Income (Loss) per Common Share
Basic	$0.10	$(0.27)	$4.81	$(11.68)

Diluted	$0.10	$(0.27)	$4.55	$(11.68)

Weighted-Average Common Shares Outstanding(2)
Basic	52,898,799	50,994,700	52,603,217	25,681,868

Diluted	54,032,945	50,994,700	56,687,552	25,681,868

(1)	Excludes depreciation, amortization, and accretion, which is reported separately.
(2)	Diluted weighted-average common shares outstanding includes 2.6 million common shares for the nine months ended September 30, 2007, which reflects the dilution impact of the 3% convertible notes using the "if-converted" method. For the three months ended September 30, 2007, the convertible notes are anti-dilutive and, as such, are not included in diluted weighted-average common shares outstanding. For the three and nine months ended September 30, 2006, the effects of including the incremental shares associated with options, warrants, unvested restricted preferred units, unvested restricted stock units, and unvested restricted stock awards are antidilutive and, as such, are not included in diluted weighted-average common shares outstanding. The increase in weighted-average common shares outstanding for the nine months ended September 30, 2007, compared to September 30, 2006, was primarily due to the exchange of Series A Convertible Preferred stock for 37,417,347 shares of common stock on June 30, 2006.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating Activities:
Net income (loss)	$253,083	$(37,117)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	67,174	60,370
Non-cash equity-based compensation	24,665	12,484
Accrued interest	35,547	39,840
Gain on sales of data center and CDN assets	(305,707)	—
(Gain) loss on disposal of fixed assets	(934)	306
Loss on debt extinguishment	45,127	—
Net changes in operating assets and liabilities, net of effects from sales of assets:
Trade accounts receivable, net	(1,062)	6,346
Prepaid expenses, other current assets, and other non-current assets	(5,647)	(8,191)
Accounts payable, deferred revenue, and other accrued liabilities	(22,005)	3,684

Net cash provided by operating activities	90,241	77,722

Investing Activities:
Payments for capital expenditures	(248,249)	(51,293)
Proceeds from sale of data center assets	190,225	—
Proceeds from sale of CDN assets, net	128,305	—
Payment for purchase of data center buildings	—	(13,817)
Other investing activities, net	694	124

Net cash provided by (used in) investing activities	70,975	(64,986)

Financing Activities:
Proceeds from convertible notes offering	345,000	—
Proceeds from financing method lease	—	50,600
Proceeds from stock option exercises	15,077	16,094
Payments for extinguishment of Series A Subordinated Notes	(342,491)	—
Payments for issuance costs on convertible notes	(8,866)	—
Payments for employee taxes on equity-based instruments	(10,160)	—
Principal payments under revolving credit facility	—	(58,000)
Principal payments under capital lease obligations	(2,031)	(2,248)
Other financing activities, net	(154)	(1,405)

Net cash provided by (used in) financing activities	(3,625)	5,041

Effect of exchange rate changes on cash and cash equivalents	656	(794)

Net increase in cash and cash equivalents	158,247	16,983
Cash and cash equivalents, beginning of period	98,693	61,166

Cash and cash equivalents, end of period	$256,940	$78,149

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$10,150	$11,667

Non-cash Investing and Financing Activities:
Assets acquired and obligations incurred under capital leases (see Notes 4 and 6)	$30,513	$6,613

Assets acquired and obligations incurred under financing agreements (see Note 5)	$5,489	$—

Accreted and deemed dividends on Series A Convertible Preferred stock	$—	$262,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Number of Common Shares Outstanding (1)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2006	51,490,697	$515	$699,450	$(834,492)	$(3,808)	$(138,335)
Net income	—	—	—	253,083	—	253,083
Foreign currency translation adjustments	—	—	—	—	840	840
Issuance of common stock upon exercise of stock options	1,083,092	9	15,068	—	—	15,077
Issuance of restricted stock	11,700	1	(1)	—	—	—
Issuance of common stock upon vesting of restricted stock units	331,725	4	(4)	—	—	—
Payments for employee taxes on equity-based instruments	—	—	(10,160)	—	—	(10,160)
Recognition of deferred compensation costs	—	—	24,665	—	—	24,665

Balance at September 30, 2007	52,917,214	$529	$729,018	$(581,409)	$(2,968)	$145,170

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

The Company assesses collectibility based on a number of factors, including customer payment history and creditworthiness. The Company generally does not request collateral from its customers although in certain cases it may obtain a security deposit. When evaluating the adequacy of allowances, the Company maintains an allowance for uncollectibles and specifically analyzes accounts receivable, current economic conditions and trends, historical bad debt write-offs, customer concentrations, customer creditworthiness, and changes in customer payment terms. Delinquent account balances are charged to expense after management has determined that the likelihood of collection is not probable.

Cost of Revenue

Invoices from communications service providers may exceed amounts the Company believes it owes. The Company’s practice is to identify such variances and engage in discussions with the vendors to resolve disputes. Accruals are maintained for the best estimate of the amount that may ultimately be paid. Other operational expenses include rental costs, power costs, costs for hosting space, and maintenance and operations costs for indefeasible rights of use (IRUs), as well as salaries and related benefits for engineering, service delivery and provisioning, customer service, and operations personnel.

Equity-Based Compensation

The Company recognizes equity-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) 123R, “Share-Based Payment.” The fair value of total equity-based compensation for stock options and restricted preferred units is calculated using the Black-Scholes option pricing model which utilizes certain assumptions and estimates that have a material impact on the amount of total compensation cost recognized in the Company’s consolidated financial statements. Total equity-based compensation costs for restricted stock units and restricted stock awards are calculated based on the market value of the stock on the date of grant. Total equity-based compensation costs are amortized to non-cash equity-based compensation expense over the vesting or performance period of the award, as applicable, which typically ranges from three to four years.

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

Net Income (Loss) per Common Share

The Company presents net income (loss) per common share information in accordance with SFAS 128, “Earnings per Share.” Under the provisions of SFAS 128, basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period, excluding unvested restricted stock awards subject to cancellation. Diluted net income (loss) per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares represent the incremental common shares issuable for stock option and restricted preferred unit exercises, and unvested restricted stock units and restricted stock awards that are subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted preferred units, and restricted stock units is reflected in diluted income (loss) per share by application of the treasury stock method while the dilutive effect from convertible securities is by application of the if-converted method.

The following tables set forth the computation of basic and diluted net income (loss) per common share:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income (loss)	$5,269	$(13,578)	$253,083	$(37,117)
Accreted and deemed dividends of Series A Preferred stock	—	—	—	(262,810)

Net income (loss) attributable to common stockholders for basic per share calculation	$5,269	$(13,578)	$253,083	$(299,927)

Add back: Interest expense on convertible notes, net of tax effect	—	—	4,652	—

Net income (loss) attributable to common stockholders for diluted per share calculation	$5,269	$(13,578)	$257,735	$(299,927)

Weighted-average shares outstanding - basic(3)	52,898,799	50,994,700	52,603,217	25,681,868
Effect of dilutive securities(1):
Convertible notes	—	—	2,603,609	—
Stock options	452,702	—	650,541	—
Restricted preferred units, restricted stock units, and restricted stock awards	681,444	—	830,185	—

Weighted-average shares outstanding – diluted (2)(3)	54,032,945	50,994,700	56,687,552	25,681,868

Net income (loss) per share:
Basic	$0.10	$(0.27)	$4.81	$(11.68)

Diluted	$0.10	$(0.27)	$4.55	$(11.68)

(1)

For the three months ended September 30, 2007, the assumed conversion of the convertible notes was anti-dilutive and, therefore, excluded from the calculation of diluted net income (loss) per common share. For the three and nine months ended September 30, 2006, the assumed conversion of dilutive equity instruments into common stock was anti-dilutive and, therefore, excluded from the calculation of diluted net income (loss) per common share.

(2)	Weighted-average shares outstanding – diluted for the three and nine months ended September 30, 2006 excludes 3.6 million and 3.2 million anti-dilutive shares, respectively.
(3)

The increase in weighted-average common shares outstanding, basic and diluted, for the nine months ended September 30, 2007, compared to September 30, 2006, was primarily due to the exchange of Series A Convertible Preferred stock for 37,417,347 shares of common stock on June 30, 2006.

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

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial position, results of operations, and cash flows.

In August 2007, the FASB issued an exposure draft document, FSP APB 14-a, on proposed accounting changes related to convertible debt instruments. FSP APB 14-a requires the separation of the liability and equity components of convertible instruments that may be settled in cash or shares to reflect an issuer’s interest cost associated with non-convertible debt instruments. If issued as final, the exposure document would be effective for fiscal years beginning after December 15, 2007. Early adoption is not permitted and changes would be applied retroactively to all periods presented. The Company is continuing to evaluate the impact of the exposure document and, if approved, it is expected to result in additional interest expense of approximately $12-$13 million per year and an initial reduction in our long-term debt of approximately $65 million.

Concentrations of Credit Risk

The Company invests excess cash with high credit, quality financial institutions, which bear minimal risk and, by policy, limit the amount of credit exposure to any one financial institution. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company periodically reviews the credit quality of its customers. The Company is party to certain agreements and contracts denominated in foreign currencies. The Company periodically reviews foreign currency exposures and may utilize foreign currency hedges to mitigate foreign currency risk.

NOTE 3—SALES OF ASSETS

Data Center Assets

In June 2007, the Company sold assets related to two of its data centers located in Santa Clara, California for cash proceeds of $190.2 million, the assumption and forgiveness of certain liabilities, including $10.4 million of previously advanced revenue, and the assignment of an operating lease associated with the facilities. The Company received net proceeds of $190.2 million, before fees, and recorded a gain on sale of $180.5 million for the nine months ended September 30, 2007. The Company recorded revenue of $16.5 million for the nine months ended September 30, 2007, all of which was recorded in the first six months of 2007, and $32.9 million for the year ended December 31, 2006, related to these data centers.

Content Delivery Network Assets

In January 2007, the Company completed the sale of substantially all of the assets related to its content delivery network services (the CDN Assets) for $132.5 million, after certain working capital adjustments and the assumption of certain liabilities, pursuant to a purchase agreement dated December 23, 2006 (the CDN Purchase Agreement). The transaction resulted in net proceeds of $128.3 million, after transaction fees, related costs, and working capital adjustments and the Company recorded a gain on sale of $125.2 million for the nine months ended September 30, 2007, all of which was recorded in the first six months of 2007.

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

NOTE 4—PROPERTY AND EQUIPMENT

The following table presents property and equipment, by major category, as of September 30, 2007, and December 31, 2006:

	Useful Lives (in years)	September 30, 2007	December 31, 2006
Communications and data center equipment	3-15	$442,853	$401,684
Facilities and leasehold improvements	2-15	391,762	173,845
Software	3	46,575	28,270
Office equipment	3-7	35,538	31,600

		916,728	635,399
Less accumulated depreciation and amortization		(397,387)	(350,962)

Property and equipment, net		$519,341	$284,437

Depreciation and amortization expense for property and equipment was $19.1 million and $17.6 million for the three months ended September 30, 2007, and 2006, respectively, and $56.1 million and $49.6 million for the nine months ended September 30, 2007, and 2006, respectively.

The following table presents property and equipment held under capital and financing method leases, by major category, which represent components of property and equipment included in the previous table, as of September 30, 2007, and December 31, 2006:

	Useful Lives (in years)	September 30, 2007	December 31, 2006
Communications and data center equipment	3-5	$78,684	$78,664
Facilities and leasehold improvements	2-15	82,513	52,027

		161,197	130,691
Less accumulated amortization		(89,007)	(83,102)

Total held under capital and financing method leases, net		$72,190	$47,589

In January 2007, the Company recorded a capital lease for $30.5 million related to a building which the Company developed into a data center.

Amortization expense for assets held under capital lease was $1.9 million and $0.9 million for the three months ended September 30, 2007, and 2006, respectively, and $5.7 million and $2.8 million for the nine months ended September 30, 2007, and 2006, respectively.

NOTE 5—LONG-TERM DEBT

The following table presents long-term debt as of September 30, 2007, and December 31, 2006:

	September 30, 2007	December 31, 2006
Convertible Notes	$345,000	$—
Subordinated Notes	—	269,436
Revolving credit facility	—	—
Cisco loan facility, including current portion of $1,098	5,332	—

Total long-term debt	$350,332	$269,436

Convertible Notes

In May 2007, the Company issued $345.0 million aggregate principal amount of 3.0% Convertible Senior Notes due May 15, 2012 (the “Convertible Notes”). Interest is payable semi-annually on May 15 and November 15 of each year, commencing November 15, 2007.

The Convertible Notes are governed by an Indenture dated May 9, 2007, between the Company, as issuer, and The Bank of New York, as trustee (the “Indenture”). The Indenture does not contain any financial covenants or restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company. The Convertible Notes are unsecured and are effectively subordinated to the Company’s existing or future secured debts to the extent of the assets securing such debt.

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

Upon conversion, due to the conversion formulas associated with the Convertible Notes, if the Company’s stock is trading at levels exceeding the conversion price per share of common stock, and if the Company elects to settle the obligation in cash, additional consideration beyond the $345.0 million of gross proceeds received would be required.

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

Upon the occurrence of a change of control or termination of trading, holders of the Convertible Notes have the right, at the holder’s option, to require the Company to purchase for cash all or a portion of the Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase. Following certain corporate transactions that constitute a change of control, the Company will increase the conversion rate for a holder who elects to convert the Convertible Notes in connection with such change of control in certain circumstances. In the event of a change in control, the conversion rate may be increased pursuant to the make-whole change of control provisions of the Indenture based on the timing of and applicable stock prices at the time of the change in control event, however, in no event would the total number of shares issuable upon conversion of the Convertible Notes exceed a maximum of 20.2470 shares per $1,000 principal amount of Convertible Notes, subject to anti-dilution adjustments, or the equivalent of $49.39 per share of common stock or a maximum total of 7.0 million shares of the Company’s common stock. The make-whole change of control conversion rate will be reduced over the term of the Convertible Notes from the maximum conversion rate if the Company’s common stock exceeds $49.39 per share. As of September 30, 2007, if the conditions for conversion had been satisfied, the Convertible Notes would have been convertible into 4.9 million shares of the Company’s common stock.

The Company has determined that the Convertible Notes contain an embedded derivative requiring bifurcation and separate accounting treatment related to public filing requirements which had a de minimis fair value as of September 30, 2007 and has not recorded any related amounts in the condensed consolidated financial statements. The Company will remeasure this embedded derivative each reporting period, as applicable, and changes in fair value will be reported in the consolidated statement of operations. The Company has concluded that the contingently issuable shares are dilutive for diluted net income (loss) per share calculations using the “if-converted” method.

In connection with the issuance of the Convertible Notes, debt issuance costs totaling $8.9 million were deferred and are being amortized to interest expense through the maturity date of the Convertible Notes, May 15, 2012. Debt issuance costs related to the Convertible Notes, including the impact of amortization, were $8.3 million as of September 30, 2007.

Subordinated Notes

In June 2007, the Company completed the early extinguishment of its Series A Subordinated Notes (the Subordinated Notes) by making cash payments totaling $342.5 million to the respective note holders. Such payments included the original principal of $200.0 million, paid-in-kind and make-whole interest of $147.6 million, and an early extinguishment premium of $3.5 million, which reflected a negotiated discount to the original contractual extinguishment provisions of $8.6 million. In connection with the extinguishment, the Company wrote-off the remaining unamortized original issue discount of $23.8 million and the remaining unamortized issuance costs of $0.5 million, and recorded a loss on debt extinguishment of $45.1 million for the nine months ended September 30, 2007, all of which was recorded in June 2007.

Credit Facilities

Revolving Facility. The Company maintains an $85.0 million revolving credit facility (the Revolving Facility), which includes a $20.0 million letter of credit provision. The Revolving Facility may be used for working capital and other general corporate purposes. The Revolving Facility matures, and all outstanding borrowings and unpaid interest are due, on December 9, 2008. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined by the Revolving Facility agreement. The Revolving Facility is secured by substantially all of the Company’s domestic properties and assets and the Company may terminate the Revolving Facility prior to maturity. As of September 30, 2007, the Company had no outstanding principal amounts under the Revolving Facility, but had outstanding letters of credit of $12.4 million, and unused availability of $72.6 million. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee.

Loan Agreement and Lease Facility. The Company maintains a Loan and Security Agreement (the Loan Agreement) and a master lease agreement (the Lease Agreement) with Cisco Systems Capital Corporation. The Loan Agreement provides for borrowings of up to $33.0 million, at an annual interest rate of 6.5%, to purchase network equipment (the Equipment) manufactured by Cisco Systems, Inc. The Lease agreement provides a lease facility (the Lease Facility) which provides for borrowings up to $10.0 million, at an annual interest rate of 7.25%, to purchase equipment. The Company may utilize up to $3.0 million of the total Lease Facility for third party manufactured equipment. The obligations under the Loan Agreement are secured by a first-priority security interest in the Equipment. As of September 30, 2007, the Company had $5.3 million in outstanding borrowings under the Loan Agreement and no amounts outstanding under the Lease Facility.

Debt Covenants

The provisions of the Company’s debt agreements contain a number of covenants including, but not limited to, restricting or limiting the Company’s ability to incur more debt, pay dividends, and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond the Company’s control. The breach of any of these covenants could result in a default under the Company’s debt agreements and could trigger acceleration of repayment. As of and during the three and nine months ended September 30, 2007, and the year ended December 31, 2006, the Company was in compliance with all covenants under the debt agreements, as applicable.

Future Principal Payments

As of September 30, 2007, aggregate future principal payments of long-term debt were $0.3 million, $1.1 million, $1.1 million, $1.1 million, $1.1 million, and $345.7 million for the years ended December 31, 2007, 2008, 2009, 2010, 2011, 2012. Depending on settlement options the Company may elect, the Convertible Notes may be settled in cash, shares, or a combination of both. The weighted-average interest rate applicable to outstanding borrowings was 3.0% as of September 30, 2007.

NOTE 6—CAPITAL AND FINANCING METHOD LEASE OBLIGATIONS

The following table presents future minimum payments due under capital and financing method leases as of September 30, 2007:

	Capital Lease Obligations	Financing Method Lease Obligation	Total
Remainder of 2007	$4,082	$1,119	$5,201
2008	15,968	4,529	20,497
2009	15,223	4,643	19,866
2010	15,114	4,759	19,873
2011	15,566	4,878	20,444
Thereafter	140,113	103,523	243,636

Total capital and financing method lease obligations	206,066	123,451	329,517
Less amount representing interest	(113,022)	(72,037)	(185,059)
Less current portion	(2,698)	—	(2,698)

Capital and financing method lease obligations, net	$90,346	$51,414	$141,760

Financing method lease obligation payments represent interest payments over the term of the lease. The remaining obligation represents a deferred gain that will be realized upon termination of the lease in accordance with accounting rules for financing method leases.

NOTE 7—OPERATING LEASES

The following table presents future minimum payments under operating leases as of September 30, 2007:

Remainder of 2007	$14,688
2008	57,944
2009	50,747
2010	42,936
2011	33,949
Thereafter	191,288

Total future minimum lease payments	$391,552

In September 2007, the Company entered into a five-year operating lease for data center space that is expected to commence in 2008. The future minimum lease payments, which have been excluded from the previous table, are $3.9 million, $4.0 million, $4.1 million, $4.2 million, and $4.4 million for the years ended December 31, 2008, 2009, 2010, 2011, and thereafter, respectively.

Rental expense under operating leases was $13.8 million and $15.6 million for the three months ended September 30, 2007, and 2006, respectively, and $48.8 million and $48.2 million for the nine months ended September 30, 2007, and 2006, respectively.

NOTE 8—OTHER ACCRUED LIABILITIES

The following table presents the components of other current and non-current accrued liabilities as of September 30, 2007, and December 31, 2006:

	September 30, 2007	December 31, 2006
Current other accrued liabilities:
Wages, employee benefits, and related taxes	$22,763	$27,285
Deferred revenue	20,105	19,677
Taxes payable	8,650	9,842
Other current liabilities	53,982	38,173

Total current other accrued liabilities	$105,500	$94,977

Non-current other accrued liabilities:
Asset retirement obligations	$22,323	$22,716
Acquired contractual obligations in excess of fair value and other	18,848	23,838
Other non-current liabilities	18,246	36,387

Total non-current other accrued liabilities	$59,417	$82,941

Other current liabilities include approximately $24.5 million of accrued capital expenditures at September 30, 2007, with no corresponding outstanding balance at December 31, 2006. Acquired contractual obligations in excess of fair value and other at September 30, 2007, and December 31, 2006, are amounts remaining from acquisitions related to fair market value adjustments of acquired facility leases and idle capacity on acquired long-term maintenance and power contracts that the Company did not intend to utilize.

NOTE 9—COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s customer contracts generally span multiple periods, which result in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $17.0 million, $34.4 million, $14.6 million, $11.4 million, $8.3 million, and $75.6 million during the years ended December 31, 2007, 2008, 2009, 2010, 2011, and thereafter, respectively. Should the Company not meet the minimum spending levels in any given term, decreasing termination liabilities representing a percentage of the remaining contracted amount may become immediately due and payable. Furthermore, certain of these termination liabilities are subject to reduction should the Company experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if the Company had terminated all of these agreements as of September 30, 2007, the maximum termination liability would have been $161.3 million. To mitigate this exposure, when possible, the Company aligns its minimum spending commitments with customer revenue commitments for related services.

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in the accompanying consolidated balance sheets, such as letters of credit, indemnifications, and operating leases, under which the majority of the Company’s facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through December 2022, and may be renewed as circumstances warrant. The Company’s financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In management’s past experience, no claims have been made against these financial instruments nor does it expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, the Company determined such financial instruments do not have significant value and has not recorded any related amounts in its consolidated financial statements. As of September 30, 2007, the Company had $12.4 million in letters of credit pledged as collateral to support various property and equipment leases and utilities. Also, in connection with the sale of the assets related to the Company’s digital content services, the Company agreed to indemnify the purchaser for certain losses that it may incur due to a breach of the Company’s representations and warranties.

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

NOTE 10—COMPREHENSIVE INCOME (LOSS)

The following table presents comprehensive income (loss) for the three and nine months ended September 30, 2007, and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income (loss)	$5,269	$(13,578)	$253,083	$(37,117)
Foreign currency translation adjustments	(1,205)	(346)	840	(134)

Comprehensive income (loss)	$4,064	$(13,924)	$253,923	$(37,251)

NOTE 11—EQUITY-BASED COMPENSATION

As of September 30, 2007, the Company had equity-based compensation plans which provide for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, and cash awards. Any of these awards may be granted as incentives to reward and encourage individual contributions to the Company. As of September 30, 2007, the plans had 13.7 million shares authorized for grants of equity-based instruments. Stock options generally expire 10 years from the grant date and have graded vesting over four years. Restricted stock units (RSUs) granted to certain employees have included performance features and graded vesting expected over periods up to four years. Restricted preferred units (RPUs) granted to certain executives have graded vesting over four years. Restricted stock awards (RSAs) granted to non-employee directors have graded vesting over three years. As of September 30, 2007, the Company had $94.2 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 2.7 years.

The following table presents information associated with the Company’s equity-based compensation awards for the nine months ended September 30, 2007 (in thousands):

	Nine months ended September 30, 2007
	Restricted Stock Units	Restricted Stock	Options and RPUs
Outstanding at beginning of period	1,031	17	7,083
Granted	—	11	580
Delivered/Exercised	(385)	—	(1,396)
Forfeited	(54)	—	(502)

Outstanding at end of period	592	28	5,765

During the nine months ended September 30, 2007, certain RSUs and RPUs became vested and were delivered to employees. Under the terms of the award agreements, the Company withheld 0.2 million shares of common stock upon vesting to satisfy employee tax withholding requirements that arose in connection with such vesting. As a result, the Company cash funded the statutory minimum tax withholdings which resulted in a reduction of additional paid-in capital of $10.2 million for the nine months ended September 30, 2007.

NOTE 12—INCOME TAXES

For the nine months ended September 30, 2007, the Company has provided for income taxes based upon its current estimated annual effective tax rate of 1.0% for 2007, which, on an annual basis, includes the anticipated utilization of a portion of the Company’s available net operating loss (NOL) carryforwards and reversals of prior year temporary differences. The Company’s estimated annual effective tax rate reflects anticipated alternative minimum tax expense. The Company’s NOL carryforwards totaled $279.6 million as of December 31, 2006. As of September 30, 2007, the Company projects its NOL carryforwards at December 31, 2007, to be $200.0 million, which reflects anticipated NOL usage resulting from operations and transactions during 2007, and other tax provision adjustments in 2007.

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

The Company has not expensed, and does not maintain any accrual balances for interest and penalties related to unrecognized tax benefits. For future periods in which the Company may incur unrecognized tax benefits or uncertainties, the Company would classify any associated interest and penalties as a component of its income tax provision.

Generally, the federal statute of limitations requirements allow for tax return examinations for a period of three years subsequent to the filing date of the return. Certain state and foreign jurisdictions have longer periods. Accordingly, for the Company, the statute of limitations is closed for all returns filed for calendar 2003 and prior. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs were generated and carried forward, and make adjustments up to the amount of the NOL carryforward amount.

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

The Company’s operations are managed on the basis of three geographic regions, Americas, EMEA (Europe, Middle East, and Africa) and Asia. Management evaluates the performance of such regions and allocates resources to them based primarily on revenue. The Company has evaluated the criteria for aggregation of its geographic regions under SFAS 131, and believes it meets each of the respective criteria set forth therein. The Company’s geographic regions maintain similar sales forces, each of which offer all of the Company’s services due to their similar nature. In addition, the geographic regions utilize similar means for delivering the Company’s services; have similarity in the types of customers receiving the products and services; and distribute the Company’s services over a unified network and using comparable data center technology. In light of these factors, management has determined that the Company has one reportable segment.

Selected financial information for the Company’s geographic regions is presented below. Revenue earned in the U.S. represented approximately 86% and 85% of total revenue for the three months ended September 30, 2007, and 2006, respectively, and approximately 86% and 84% of total revenue for the nine months ended September 30, 2007, and 2006, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue:
Americas	$163,886	$163,863	$515,399	$471,443
EMEA	23,005	19,927	64,527	60,742
Asia	3,371	9,958	16,138	31,115

Total revenue	$190,262	$193,748	$596,064	$563,300

			September 30, 2007	December 31, 2006
Property and equipment, net:
Americas			$495,780	$269,919
EMEA			18,374	12,030
Asia			5,187	2,488

Total property and equipment, net			$519,341	$284,437

Substantially all of the Company’s intangible assets and other non-current assets reside in the Americas geographic region.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

EXECUTIVE SUMMARY

SAVVIS, Inc. is a global information technology, or IT, services company, that provides integrated hosting, including colocation and managed hosting, network, and professional services through our end-to-end global infrastructure to businesses and government agencies around the world. Our solutions are designed to offer a flexible, comprehensive IT solution that meets the specific business and infrastructure needs of our customers. Our suite of products, including utility, or “on demand” IT infrastructure solutions, can be purchased individually, in various combinations, or as part of a total or partial outsourcing arrangement. Our point solutions meet the specific needs of customers who require control of their physical assets, while our utility solution provides customers with on-demand access to our services and infrastructure without the upfront capital costs. By outsourcing significant elements of their network and IT infrastructure needs, our customers are able to focus on their core business while we ensure the performance of their IT infrastructure. We have over 4,400 customers across all industries with a particular emphasis in the financial services, media and entertainment, retail, and government sectors.

Our Services

Although we operate in one operating segment across three geographic locations, we report our revenue by categories of service. On January 1, 2007, we changed the way we report our revenue to reflect our core service offerings. We now report revenue in three categories of services: (1) hosting services, including colocation and managed hosting, (2) network services, and (3) other services. In the second half of 2007, revenue from other services has been eliminated primarily due to the sale of our content delivery network (CDN) assets in January 2007, and the migration of Moneyline Telerate Holdings, Inc. (Telerate) which was acquired by Reuters Limited (Reuters) in 2005, to Reuters products and services. The 2006 amounts reported in this report have been revised to reflect the new categories of revenue. Accordingly, revenue from Reuters, which was previously reported separately in 2006, is now reflected within these three categories of revenue.

Hosting services provide the core facilities and network infrastructure to run business applications, provide data storage, and redundancy services. Our hosting services are comprised of colocation and managed hosting, which includes utility computing and professional services. Our hosting services allow our customers to choose the amount of IT infrastructure they prefer to outsource to support their business applications. Customers can scale their use of our services as their own requirements grow and as customers learn the benefits of outsourcing IT infrastructure management.

•

Colocation is designed for customers seeking data center space and power for their server and networking equipment needs. We manage 27 data centers located in the United States, Europe, and Asia with approximately 1.3 million square feet of gross raised floor space, providing our customers around the world with a secure, high-powered, purposed-built location for their IT equipment.

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

Network services are comprised of our managed IP VPN service, hosting area network and other network services, including Tier 1 Internet services, High Speed Layer-2 VPN, bandwidth services sold to wholesale customers and the services marketed under our WAM!Net brand. Managed IP VPN is a fully managed, end-to-end solution that includes all hardware, management systems, and operations to transport an enterprise’s video and data applications. Our WAM!Net services provide a shared infrastructure tied to applications. Our hosting area network, or HAN, provides high speed connectivity for our hosting customers located in our data centers.

Other services are comprised of streaming and caching services that we provide pursuant to a reseller agreement that we entered into with Level 3 Communications, Inc. (Level 3) in connection with the sale of our CDN assets and the services that we provide under our contract with Telerate, which was assigned to Reuters in June 2005, in connection with Reuters’ acquisition of Telerate. Revenue from other services has been eliminated in the second half of 2007 due to CDN customers having transitioned to Level 3, the completion of the migration of Telerate to Reuters’ products, and the reclassification of $1.4 million of quarterly revenue to network services revenue to reflect the retention of certain network-services revenue that was previously expected to be eliminated.

Our Strategy

A key strategy to our growth continues to be targeting those customers that we believe will receive the most economic gain from using our technology. Historically, many of our customers purchased from us a single IT service offering, such as colocation service or network service. While many of our customers previously purchased single service offerings from us, many mid-size businesses have recognized the high cost and inefficiency of managing IT themselves, including the difficulties of upgrading technology, building a robust and redundant infrastructure, training and retaining skilled personnel with domain expertise, and matching IT costs with actual benefits. Given budget constraints and inefficient use of resources, the trend for businesses has been to outsource their IT functions. We believe that we can grow our business by targeting these mid-size businesses that can lower the overall cost of their IT operations while improving the quality of their IT systems by purchasing our managed services and outsourcing the majority of their IT services rather than a single IT service. We believe that pursuing these customers will allow us to increase revenues as these customers purchase our higher margin services while at the same time reducing their overall IT costs.

Other key growth strategies include:

•

Increasing revenue growth through expansion of our data center capacity. Many of our data centers were near full utilization in 2006, which limited our revenue growth potential in certain markets. In December 2006, we initiated a data center expansion strategy in which we have opened four new data centers. Additionally, since October 1, 2007, we have announced plans to open an additional three new data centers in 2008, all in high-growth, high-demand markets.

•

Increasing revenue growth by pricing our colocation services according to market conditions. Many of our existing colocation customers contracted with us for services when demand for colocation and the price for colocation services was low. We believe that as these contracts expire, we will be able to replace them with market rate contracts, thereby growing our hosting revenue from colocation services while only marginally increasing our related expenses.

•

Exploring strategic options for those services which have experienced relatively slow growth in the past, and instead focus on our strategy of providing higher value colocation and managed hosting services to our customers. Some strategic options include making strategic acquisitions in certain markets and selling non-strategic or underperforming assets, including low growth product lines, low margin growth data centers, and the renegotiation of underpriced customer contracts. We would expect to redeploy any proceeds realized from the sale of such product lines or assets into higher growth areas that we believe will achieve higher returns. For example, we sold the assets related to our non-strategic CDN services in January 2007, and we used the proceeds from this sale to develop four new data centers in which we will provide our colocation and managed hosting services.

In evaluating our financial results and the performance of our business, our management reviews our revenue, gross profit, gross margin, and income from operations. The following table presents a quarterly overview of these indicators for the periods indicated (in thousands):

	Three Months Ended
	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Revenue	$190,262	$200,554	$205,248	$200,671	$193,748
Gross profit (1)	77,914	86,799	88,573	82,302	77,264
Gross margin (2)	41%	43%	43%	41%	40%
Income from operations (3)(4)	3,734	192,537	138,955	11,626	4,085
Income from operations – excluding gains on sales of assets	4,071	11,691	13,757	11,626	4,085

(1)	Represents total revenue less cost of revenue, excluding depreciation, amortization, and accretion, which is reported separately on the unaudited condensed consolidated statements of operations.
(2)	Represents gross profit, as defined above, as a percentage of revenue.
(3)	Includes non-cash equity-based compensation expense of $8.7 million $8.2 million, $7.8 million, $7.2 million, and $7.9 million, respectively.
(4)	Includes the gain on sale of data center assets for $180.8 million and the CDN assets of $125.2 million for the three months ended June 30, 2007, and March 31, 2007, respectively.

Revenue

Our total revenue for the three months ended September 30, 2007 decreased 2% from the three months ended September 30, 2006. Increases in our hosting revenue reflected continued demand for managed hosting and colocation services and the re-pricing of certain colocation contracts to market rates. Managed hosting services contributed 29% of total revenue for the three months ended September 30, 2007, an increase from 23% for the three months ended September 30, 2006.

Network services revenue consists of revenue from managed IP VPN services, HAN services, and bandwidth services to wholesale customers. Network services revenue was down 7% for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. The decline in network services revenue was primarily due to decreases in bandwidth services and in managed IP VPN revenue, which was slightly offset by hosting customers that continue to increase their use of our HAN services for data transport. We believe that the declines in revenue will begin to decrease once we introduce our new next-generation network.

For the three months ended September 30, 2007, other services revenue was eliminated. Other services previously included revenue from Telerate, which has migrated its customers to Reuters’ products in 2007, and CDN revenue, which was eliminated in connection with our sale of the CDN assets to Level 3 in the first quarter of 2007.

Gross Profit and Gross Margin

We use gross profit, defined as revenue less cost of revenue, excluding depreciation, amortization, and accretion, and gross margin, defined as gross profit as a percentage of revenue, to evaluate our business. Gross profit was $77.9 million for the three months ended September 30, 2007, an increase of $0.6 million, or 1%, from $77.3 million for the three months ended September 30, 2006. The improvement of gross profit reflects our efforts to grow the revenue of managed and colocation hosting services which leverage the fixed cost structure of our data centers. These gross profit improvement initiatives were largely offset by incremental operating expenses incurred during construction of our new data centers. As a result, gross margin was 41% for the three months ended September 30, 2007, compared to 40% for the three months ended September 30, 2006.

Income from Operations

Income from operations was $3.7 million for the three months ended September 30, 2007, a decrease of $0.4 million, compared to $4.1 million for the three months ended September 30, 2006. This decrease was primarily driven by a $0.8 million increase in equity-based compensation, partially offset by savings from operating efficiencies.

SIGNIFICANT TRANSACTIONS

Debt Extinguishment

In June 2007, we completed the early extinguishment of our Series A Subordinated Notes (the Subordinated Notes) by making cash payments totaling $342.5 million to the note holders. Such payments included the original principal of $200.0 million, paid-in-kind and make-whole interest of $147.6 million, an early extinguishment premium of $3.5 million, and a negotiated discount to the original contractual extinguishment provisions of $8.6 million. In connection with the extinguishment, we wrote-off the unamortized original issue discount of $23.8 million and the remaining unamortized issuance costs of $0.5 million, and recorded a loss on debt extinguishment of $45.1 million in June 2007.

Sale of Data Center Assets

In June 2007, we sold assets related to two of our data centers located in Santa Clara, California for $190.2 million in cash, the assumption and forgiveness of certain liabilities, including $10.4 million of previously advanced revenue, and the assignment of an operating lease associated with the facilities. We received net proceeds of $190.2 million, before fees, and recorded a gain on sale of $180.5 million for the nine months ended September 30, 2007. We recorded revenue of $16.5 million for the nine months ended September 30, 2007, all of which was recorded in the first half of 2007, and $32.9 million the year ended December 31, 2006, related to these data centers.

Issuance of Convertible Debt

In May 2007, we issued $345.0 million in aggregate principal amount of 3.0% Convertible Senior Notes that are due May 15, 2012 (the Convertible Notes). Interest is payable semi-annually on May 15 and November 15 of each year, commencing November 15, 2007. The initial conversion rate is 14.2086 shares of common stock per $1,000 principal amount of Convertible Notes, subject to adjustment. This represents an initial conversion price of approximately $70.38 per share of common stock. As of September 30, 2007, if the conditions for conversion had been satisfied, the Convertible Notes would have been convertible into approximately 4.9 million shares of our common stock.

Upon conversion, holders will receive, at our election, cash, shares of our common stock, or a combination thereof. However, we may at any time irrevocably elect for the remaining term of the Convertible Notes to satisfy our obligation in cash up to 100% of the principal amount of the Convertible Notes converted, with any remaining amount to be satisfied, at our election, in shares of our common stock or a combination thereof.

Sale of Content Delivery Network Assets

In January 2007, we completed the sale of assets related to our CDN services to Level 3 for $132.5 million, after certain working capital adjustments and the assumption of certain liabilities, pursuant to a purchase agreement dated December 23, 2006. The transaction resulted in net proceeds of $128.3 million, after transaction fees, related costs, and working capital adjustments. We recorded a gain on sale of $125.2 million for the nine months ended September 30, 2007, all of which was recorded in the first six months of 2007.

Data Center Development

In 2007, we announced the opening of four new data centers in the Atlanta, Washington D.C. and New York metropolitan areas and in Santa Clara, California. During the nine months ended September 30, 2007, we incurred approximately $174.3 million of cash capital expenditures related to the development of these four data centers. In addition, since October 1, 2007, we have announced the development of three additional new data centers in Chicago, Boston, and Dallas, which we expect will open in 2008.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-Q is not intended to represent the consolidated results of operations, financial position or cash flows that may be achieved in the future.

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Executive Summary of Results of Operations

Revenue decreased $3.5 million, or 2%, for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. This decrease was primarily driven by the elimination of other services revenue of $10.8 million and the elimination of colocation revenue associated with the sale of data center assets to Microsoft in June 2007. These decreases were partially offset by improvement in our managed hosting revenue of $9.9 million, an increase of 22%, over the comparable prior year period. Income from operations declined to $3.7 million for the three months ended September 30, 2007, compared to income from operations of $4.1 million for the three months ended September 30, 2006. The decline in income from operations was due primarily to increased operating expenses associated with the development and opening of our four new data centers in 2007, which will begin to generate revenue in the fourth quarter of 2007, and into 2008. Net income increased to $5.3 million for the three months ended September 30, 2007, compared to a net loss of $13.6 million for the three months ended September 30, 2006. This increase was primarily driven by reduced interest expense due to the extinguishment of our Subordinated Notes in June 2007, in addition to the factors previously described.

Revenue. The following table presents revenue by major service category (dollars in thousands):

	Three months ended September 30,
	2007	2006	Dollar Change	Percentage Change
Revenue:
Colocation	$58,559	$55,296	$3,263	6%
Managed hosting	55,155	45,228	9,927	22%

Total hosting	113,714	100,524	13,190	13%

Network services (1)	76,548	82,420	(5,872)	(7)%
Other services (1)	—	10,804	(10,804)	—

Total revenue	$190,262	$193,748	$(3,486)	(2)%

(1)	$1.4 million of revenue previously reported as other services revenue has been reclassified as network services revenue to reflect retention of network-services revenue SAVVIS had previously anticipated would be eliminated in 2007.

Revenue was $190.3 million for the three months ended September 30, 2007, a decrease of $3.5 million, or 2%, from $193.7 million for the three months ended September 30, 2006. Hosting revenue was $113.7 million for the three months ended September 30, 2007, an increase of $13.2 million, or 13%, from $100.5 million for the three months ended September 30, 2006. The increase was due primarily to growth in new and existing services, particularly in our managed hosting services and the favorable impact from re-pricing certain below market colocation contracts. Growth in colocation was offset by the elimination of revenue associated with a Microsoft contract terminated in connection with the sale of data center assets in June 2007. Network services revenue was $76.5 million for the three months ended September 30, 2007, a decrease of $5.9 million, or 7%, from $82.4 million for the three months ended September 30, 2006. The decrease was driven by declines in wholesale bandwidth volumes and in managed IP VPN revenue, which was offset by hosting customers that continue to increase their use of our HAN services for data transport. Other services, which are comprised of our CDN services and our Telerate contract, was eliminated for the three months ended September 30, 2007, a decrease of $10.8 million. The elimination of other services revenue was a result of our CDN customers’ migration to Level 3 in connection with our sale of CDN assets in January 2007, and Reuters’ migration away from the Telerate contract as previously described.

Cost of Revenue. Cost of revenue includes costs of leasing local access lines to connect customers to our Points of Presence, or PoPs; leasing backbone circuits to interconnect our PoPs; indefeasible rights of use (IRUs) operations and maintenance; rental costs, power costs, and other operating costs for hosting space; and salaries and related benefits for engineering, service delivery and provisioning, customer service, consulting services and operations personnel who maintain our network, monitor network performance, resolve service issues, and install new sites. Cost of revenue excludes depreciation, amortization, and accretion, which are reported separately. Cost of revenue was $112.3 million for the three months ended September 30, 2007, a decrease of

$4.2 million, or 4%, from $116.5 million for the three months ended September 30, 2006. Cost of revenue, as a percentage of revenue, was 59% for the three months ended September 30, 2007, compared to 60% for the three months ended September 30, 2006. These decreases were primarily driven by our revenue and margin growth strategies to migrate current customers toward managed hosting services that better leverage the fixed cost structure of our data centers and the re-pricing of certain colocation contracts.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses include all costs associated with the selling of our services and administrative functions such as finance, legal, and human resources. Such expenses were $51.1 million for the three months ended September 30, 2007, a decrease of $1.3 million, or 2%, from $52.4 million for the three months ended September 30, 2006. Sales, general, and administrative expenses as a percentage of revenue were 27% for both the three months ended September 30, 2007 and 2006, respectively, due to a continued focus on cost control.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion includes depreciation of property and equipment, amortization of intangible assets, and accretion of the discounted present value of certain liabilities and long-term fixed price contracts. Depreciation, amortization, and accretion was $22.7 million for the three months ended September 30, 2007, an increase of $1.9 million, or 9%, from $20.8 million for the three months ended September 30, 2006. This increase was primarily driven by increased capital additions in 2007 related to our data center expansion and network upgrade projects.

Net Interest Expense and Other. Net interest expense and other primarily represents interest on our Convertible Notes and Subordinated Notes, amortization of related debt issuance costs and the original issue discount on the Subordinated Notes, interest on our capital and financing method lease obligations, the impact of foreign currency revaluations, and certain other non-operating charges. Such costs are partially offset by interest income on invested cash and cash equivalents. Net interest expense and other was $0.3 million for the three months ended September 30, 2007, a decrease of $17.4 million, or 98%, from $17.7 million for the three months ended September 30, 2006. The decrease was primarily due to reduced interest expense of $12.0 million due to the extinguishment of our Subordinated Notes, higher interest income of $2.8 million earned on higher invested cash and cash equivalent balances, and favorable impact from currency translation of foreign denominated balances of $2.4 million.

The following table presents interest expense and other by major category (dollars in thousands):

	Three months ended September 30,
	2007	2006	Dollar Change	Percentage Change
Interest expense and other:
Interest expense	$6,097	$18,138	$12,041	66%
Interest income	(3,413)	(633)	2,780	439%
Other (income) expense	(2,364)	158	2,522	1,596%

Total interest expense and other	$320	$17,663	$17,343	98%

Net Income before Income Taxes. Net income before income taxes for the three months ended September 30, 2007, was $3.4 million, an improvement of $17.0 million, from a net loss before income taxes of $13.6 million for the three months ended September 30, 2006, primarily driven by the factors previously described.

Income Taxes. Income taxes for the three months ended September 30, 2007, represented a benefit of $1.9 million with no comparative expense for the three months ended September 30, 2006. This benefit was due to the reduction in our expected annual effective tax rate in the third quarter of 2007 resulting from the continued utilization of existing net operating losses, the interest deductions resulting from the extinguishment of the Subordinated Notes, and continued refinement of our global tax position.

Net Income. Net income for the three months ended September 30, 2007, was $5.3 million, an improvement of $18.9 million from a net loss of $13.6 million for the three months ended September 30, 2006, primarily driven by the factors previously described.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Executive Summary of Results of Operations

Revenue increased $32.8 million, or 6%, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. This increase was primarily driven by a 25% improvement in hosting, which was partially offset by declines in network services and other services. Income from operations improved $321.4 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 and includes the gains on the sales of CDN assets of $125.2 million and the data center assets of $180.5 million. Excluding the gains, the improvement in income from operations of $15.7 million was due primarily to the increase in revenue of $32.8 million, which was partially offset by an increase in equity-based compensation of $12.2 million, and an increase in costs to support revenue growth, which includes operating expenses for our four new data centers which opened in the second half of 2007. Net income before income taxes for the nine months ended September 30, 2007, was $255.6 million. Excluding the gains on sales of assets and loss on debt extinguishment, net loss before income taxes was $4.9 million for the nine months ended September 30, 2007, an improvement of $32.2 million, compared to a net loss before income taxes of $37.1 million for the nine months ended September 30, 2006, as a result of the factors previously described.

Revenue. The following table presents revenue by major service category (dollars in thousands):

	Nine months ended September 30,
	2007	2006	Dollar Change	Percentage Change
Revenue:
Colocation	$196,379	$160,220	$36,159	23%
Managed hosting	156,464	121,690	34,774	29%

Total hosting	352,843	281,910	70,933	25%

Network services (1)	233,862	244,843	(10,981)	(4)%
Other services (1)	9,359	36,547	(27,188)	(74)%

Total revenue	$596,064	$563,300	$32,764	6%

(1)	$2.8 million of revenue previously reported as other services revenue has been reclassified as network services revenue to reflect retention of network-services revenue SAVVIS had previously anticipated would be eliminated in 2007.

Revenue was $596.1 million for the nine months ended September 30, 2007, an increase of $32.8 million, or 6%, from $563.3 million for the nine months ended September 30, 2006. Hosting revenue was $352.8 million for the nine months ended September 30, 2007, an increase of $70.9 million, or 25%, from $281.9 million for the nine months ended September 30, 2006. The increase was due primarily to growth in new and existing services, particularly in our managed hosting services and the favorable impact from re-pricing certain below market colocation contracts. Network services revenue was $233.9 million for the nine months ended September 30, 2007, a decrease of $11.0 million from $244.8 million for the nine months ended September 30, 2006. The decrease was driven by declines in wholesale bandwidth volumes and in managed IP VPN revenue, which were offset by hosting customers that continue to increase their use of our networks for data transport. Other services, which are comprised of our CDN services and our Telerate contract, contributed $9.4 million for the nine months ended September 30, 2007, a decrease of $27.2 million, or 74%, from $36.5 million for the nine months ended September 30, 2006. This decrease was due to the sale of our CDN assets and the decreasing revenue associated with the Telerate contract. Other services revenue has been eliminated in the second half of 2007, due to CDN customers’ completed migration to Level 3 and Reuters’ completed migration away from the Telerate contract as previously described.

Cost of Revenue. Cost of revenue was $342.8 million for the nine months ended September 30, 2007, a decrease of $3.8 million from $346.6 million for the nine months ended September 30, 2006. Cost of revenue, as a percentage of revenue, was 58% for the nine months ended September 30, 2007, compared to 62% for the nine months ended September 30, 2006. This was primarily driven by our revenue and margin growth strategies to migrate customers toward managed hosting services that better leverage the fixed cost structure of our data centers and the re-pricing of certain colocation contracts.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses were $156.6 million for the nine months ended September 30, 2007, an increase of $14.0 million, or 10%, from $142.6 million for the nine months ended September 30, 2006. Sales, general, and administrative expenses as a percentage of revenue were 26% for the nine months ended September 30, 2007 compared to 25% for the nine months ended September 30, 2006. The increase was due primarily to the addition of $9.7 million in equity-based compensation and increased personnel costs and higher commissions.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion was $67.2 million for the nine months ended September 30, 2007, an increase of $6.8 million, or 11%, from $60.4 million for the nine months ended September 30, 2006. This increase was primarily driven by increased capital additions in 2007 related to our data center expansion and network upgrade projects.

Gain on Sales of Assets. As previously described herein, the sale of our data center assets resulted in a gain of $180.5 million, after transaction fees and related costs and a working capital adjustment, and the sale of our CDN Assets resulted in a gain of $125.2 million, after transaction fees and related costs and a working capital adjustment.

Loss on Debt Extinguishment. As previously described herein, in connection with the extinguishment of our Subordinated Notes in June 2007, we incurred a charge of $45.1 million.

Net Interest Expense and Other. Net interest expense and other was $34.5 million for the nine months ended September 30, 2007, a decrease of $16.4 million, or 32%, from $50.9 million for the nine months ended September 30, 2006. The decrease was primarily due to elimination of $13.5 million of interest on the Subordinated Notes and incremental interest expense on new capital leases of $2.1 million. These increases were partially offset by the absence of interest expense on our Revolving Facility in 2007 and offsetting interest income earned on higher invested cash and cash equivalent balances in 2007.

The following table presents interest expense and other by major category (dollars in thousands):

	Nine months ended September 30,
	2007	2006	Dollar Change	Percentage Change
Interest expense and other:
Interest expense	$45,697	$51,507	$5,810	11%
Interest income	(11,033)	(1,585)	9,448	596%
Other (income) expense	(207)	1,019	1,226	120%

Total interest expense and other	$34,457	$50,941	$16,484	32%

Net Income before Income Taxes. Net income before income taxes for the nine months ended September 30, 2007, was $255.6 million, an improvement of $292.7 million, from a net loss before income taxes of $37.1 million for the nine months ended September 30, 2006, primarily driven by the gain on sales of assets of $305.7 million and other factors previously described.

Income Taxes. Income taxes for the nine months ended September 30, 2007 were $2.6 million with no comparative expense for the nine months ended September 30, 2006. This increase was due to the provision for U.S. and state alternative minimum taxes on income which was primarily generated from the sales of assets, offset by deductions for interest paid on the debt extinguishment and the usage of existing net operating losses.

Net Income. Net income for the nine months ended September 30, 2007, was $253.1 million, an improvement of $290.2 million from a net loss of $37.1 million for the nine months ended September 30, 2006, primarily driven by the gain on sales of assets of $305.7 million and other factors previously described.

Accreted and Deemed Dividends on Series A Convertible Preferred Stock. During the nine months ended September 30, 2006, we recorded accreted and deemed dividends as an increase of net loss for loss per share calculations. In June 2006, the Series A Preferred was exchanged for our common stock which resulted in a deemed dividend of $240.1 million. For the nine months ended September 30, 2006, the total accreted and deemed dividends attributable to common shareholders for inclusion in loss per share calculations was $262.8 million.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, our cash and cash equivalents balance was $256.9 million. We had $90.2 million in net cash provided by operating activities during the nine months ended September 30, 2007, an increase of $12.5 million from net cash provided by operating activities of $77.7 million for the nine months ended September 30, 2006. This change was primarily due to improvements in our results of operations, driven by higher revenue growth that outpaced the growth in costs, largely resulting from strong growth in our colocation and managed hosting services, coupled with our ongoing cost-savings initiatives. Net cash provided by investing activities for the nine months ended September 30, 2007, was $71.0 million, an improvement of $136.0 million from net cash used in investing activities of $65.0 million for the nine months ended September 30, 2006. This change was primarily related to cash received from our sale of CDN Assets for net proceeds of $128.3 million and sale of data center assets for net proceeds of $190.2 million, which were partially offset by capital expenditures of $248.2 million resulting from our planned data center expansion. We expect capital expenditures to continue to increase as we complete our data center expansion. Net cash used in financing activities for the nine months ended September 30, 2007, was $3.6 million, a decrease of $8.6 million from net cash provided by financing activities of $5.0 million for the nine months ended September 30, 2006. This decrease is due to payments of $342.5 million to extinguish the Subordinated Notes, $10.2 million for employee taxes on equity-based instruments, and $8.9 million for issuance costs on the Convertible Notes, as well as the absence of $50.6 million in proceeds received in 2006 for our financing method lease. Such factors were partially offset by cash received upon issuance of our Convertible Notes for $345.0 million and the absence of payments made in 2006 on our Revolving Facility of $58.0 million.

We believe we have sufficient cash to fund our operating requirements for at least twelve months from the date of this filing from cash on hand, operations, and available debt capacity. Based on our aggressive capital investment program, the dynamic nature of our industry, our continued review of strategic options and unforeseen circumstances, our cash requirements may change and we may need additional cash. If such needs require us to engage in additional financing activities, there can be no assurance that we would be successful in completing any of these activities on terms that would be favorable to us.

The following table presents a quarterly overview of our cash flows for the periods indicated (dollars in thousands):

	Three Months Ended
	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Net cash provided by operating activities	$33,924	$28,028	$28,289	$40,979	$37,583
Net cash provided by (used in) investing activities (1)	(86,386)	64,537	92,824	(22,106)	(14,336)
Net cash provided by (used in) financing activities	132	(4,393)	636	3,392	(30,710)
Net increase (decrease) in cash and cash equivalents	(52,063)	87,429	122,881	20,544	(7,978)

(1)

Includes cash received of $190.2 million from the sale of data center assets during the three months ended June 30, 2007, cash received of $128.1 million from the sale of the CDN Assets during the three months ended March 31, 2007, and the payment of $13.8 million for the purchase of data center buildings during the three months ended June 30, 2006.

Convertible Notes

In May 2007, we issued $345.0 million aggregate principal amount of 3.0% Convertible Senior Notes due May 15, 2012 (the Convertible Notes). Interest is payable semi-annually on May 15 and November 15 of each year, commencing November 15, 2007.

The Convertible Notes are governed by an Indenture (the Indenture) dated May 9, 2007, between us, as issuer, and The Bank of New York, as trustee. The Indenture does not contain any financial covenants or restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us. The Convertible Notes are unsecured and are effectively subordinated to our existing or future secured debts to the extent of the assets securing such debt.

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

Upon conversion, due to the conversion formulas associated with the Convertible Notes, if our stock is trading at levels exceeding the conversion price per share of common stock, and if we elect to settle the obligation in cash, additional consideration beyond the $345.0 million of gross proceeds received would be required.

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

Upon the occurrence of a change of control or termination of trading, holders of the Convertible Notes have the right, at the holder’s option, to require us to purchase for cash all or a portion of the Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase. Following certain corporate transactions that constitute a change of control, we will increase the conversion rate for a holder who elects to convert the Convertible Notes in connection with such change of control in certain circumstances. In the event of a change in control, the conversion rate may be increased pursuant to the make-whole change of control provisions of the Indenture based on the timing of and applicable stock prices at the time of the change in control event, however, in no event would the total number of shares issuable upon conversion of the Convertible Notes exceed a maximum of 20.2470 shares per $1,000 principal amount of Convertible Notes, subject to anti-dilution adjustments, or the equivalent of $49.39 per share of common stock or a maximum total of 7.0 million shares of our common stock. The make-whole change of control conversion rate will be reduced over the term of the Convertible Notes from the maximum conversion rate if our common stock exceeds $49.39 per share As of September 30, 2007, if the conditions for conversion had been satisfied, the Convertible Notes would have been convertible into 4.9 million shares of our common stock.

In connection with the issuance of the Convertible Notes, debt issuance costs totaling $8.9 million were deferred and are being amortized to interest expense through the maturity date of the notes, May 15, 2012. Debt issuance costs related to the Convertible Notes, including the impact of amortization, were $8.3 million as of September 30, 2007.

Subordinated Notes

In June 2007, we completed the early extinguishment of our Subordinated Notes by making cash payments totaling $342.5 million to the respective note holders. Such payments included the original principal of $200.0 million, paid-in-kind and make-whole interest of $147.6 million, and an early extinguishment premium of $3.5 million, which reflected a negotiated discount to the original contractual extinguishment provisions of $8.6 million. In connection with the extinguishment, we wrote-off the remaining unamortized original issue discount and the remaining unamortized issuance costs of $23.8 million and $0.5 million, respectively, and recorded a loss on extinguishment of $45.1 million for the three and nine months ended September 30, 2007.

Credit Facilities

Revolving Facility. We maintain an $85.0 million Revolving Facility, which includes a $20.0 million letter of credit provision. The Revolving Facility may be used for working capital and other general corporate purposes. The Revolving Facility matures, and all outstanding borrowings and unpaid interest are due, on December 9, 2008. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined by the Revolving Facility agreement. The Revolving Facility is secured by substantially all of our domestic properties and assets and we may terminate the Revolving Facility prior to maturity. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee. As of September 30, 2007, we had no outstanding principal amounts under the Revolving Facility, but had outstanding letters of credit of $12.4 million and unused availability of $72.6 million.

Loan Agreement and Lease Facility. We maintain a Loan and Security Agreement (the Loan Agreement) and a master lease agreement (the Lease Agreement) with Cisco Systems Capital Corporation. The Loan Agreement provides for borrowings of up to $33.0 million, at an annual interest rate of 6.5%, to purchase network equipment (the Equipment) manufactured by Cisco Systems, Inc. The Lease agreement provides a lease facility (the Lease Facility) which provides for borrowings up to $10.0 million, at an annual interest rate of 7.25%, to purchase equipment. We may utilize up to $3.0 million of the total Lease Facility for third party manufactured equipment. The obligations under the Loan Agreement are secured by a first-priority security interest in the Equipment. As of September 30, 2007, the Company had $5.3 million in outstanding borrowings under the Loan Agreement and no amounts outstanding under the Lease Facility.

Debt Covenants

The provisions of our debt agreements contain a number of covenants including, but not limited to, restricting or limiting our ability to incur more debt, pay dividends and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt agreements and could trigger acceleration of repayment. As of and during the three and nine months ended September 30, 2007, and the year ended December 31, 2006, we were in compliance with all covenants under the debt agreements, as applicable.

Future Principal Payments

As of September 30, 2007, we have no aggregate future principal payments of long-term debt. Depending on settlement options we may elect, our Convertible Notes may be settled in cash, shares, or a combination of both. The weighted-average interest rate applicable to our outstanding borrowings was 3.0% as of September 30, 2007.

Commitments and Contingencies

Our customer contracts generally span multiple periods, which result in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $17.0 million, $34.4 million, $14.6 million, $11.4 million, $8.3 million, and $75.6 million during the years ended December 31, 2007, 2008, 2009, 2010, 2011, and thereafter, respectively. Should we not meet the minimum spending levels in any given term, decreasing termination liabilities, representing a percentage of the remaining contracted amount, may become immediately due and payable. Furthermore, certain of these termination liabilities are subject to reduction should we experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if we had terminated all of these agreements as of September 30, 2007, the maximum liability would have been $161.3 million. To mitigate this exposure, when possible, we align our minimum spending commitments with customer revenue commitments for related services.

In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in our consolidated balance sheets, such as letters of credit, indemnifications, and operating leases, under which the majority of our facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through December 2022, and may be renewed as circumstances warrant. Our financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. Based on our past experience, no claims have been made against these financial instruments nor do we expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, we determined such financial instruments did not have significant value and have not recorded any related amounts in our consolidated financial statements. As of September 30, 2007, we had $12.4 million in letters of credit outstanding under the Revolving Facility and pledged as collateral to support various property and equipment leases and utilities. Also, in connection with our sale of the CDN assets, we agreed to indemnify the purchaser for certain losses that it may incur due to a breach of our representations and warranties.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

We derive the majority of our revenue from recurring revenue streams, consisting primarily of hosting, which includes managed hosting and colocation, and network services, which is recognized as services are provided. Installation fees, although generally billed upon installation, are deferred and recognized ratably over the life of the customer contract. Revenue is recognized when the related service has been provided, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured.

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

We assess collectibility based on a number of factors, including customer payment history and creditworthiness. We generally do not request collateral from our customers although in certain cases we may obtain a security deposit. When evaluating the adequacy of allowances, we maintain an allowance for uncollectibles and specifically analyze accounts receivable, current economic conditions and trends, historical bad debt write-offs, customer concentrations, customer creditworthiness, and changes in customer payment terms. Delinquent account balances are charged to expense after we have determined that the likelihood of collection is not probable.

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

Other Critical Accounting Policies

While all of the significant accounting policies described in the notes to the unaudited condensed consolidated financial statements contained elsewhere herein are important, some of these policies may be viewed as being critical. Such policies are those that are most important to the portrayal of our financial condition and require our most difficult, subjective or complex estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and assumptions. For further information regarding the application of these and other accounting policies, see Note 2 of Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We are currently evaluating the impact of SFAS 159 on our consolidated financial position, results of operations, and cash flows.

In August 2007, the FASB issued an exposure draft document, FSP APB 14-a, on proposed accounting changes related to convertible debt instruments. FSP APB 14-a requires the separation of the liability and equity components of convertible instruments that may be settled in cash or shares to reflect an issuer’s interest cost associated with nonconvertible debt instruments. If issued as final, the exposure document would be effective for fiscal years beginning after December 15, 2007. Early adoption is not permitted and changes would be applied retroactively to all periods presented. We are continuing to evaluate the impact of the exposure document and, if approved, we believe it will result in additional interest expense of approximately $12-$13 million per year and an initial reduction in our long-term debt of approximately $65 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of September 30, 2007, we had no outstanding variable rate debt. All of our outstanding debt was fixed rate debt and was comprised of $345.0 million of Convertible Notes, which bear interest at 3% per annum and $5.3 million of secured equipment financing, which bears interest at 6.5% per annum.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2007, that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Risks Related to Our Business

Our operating results may fluctuate significantly, which makes our future results difficult to predict and may result in our operating results falling below expectations.

Although we recognized net income of $253.1 million for the nine months ended September 30, 2007, we incurred a net loss of $44.0 million for the year ended December 31, 2006 and $69.1 million in the year ended December 31, 2005 and we may incur net losses in the future. We may also have fluctuations in revenues, expenses and losses due to a number of factors, many of which are beyond our control, including the following:

•	demand for and market acceptance of our Hosting and Managed IP VPN products;

•	increasing sales, marketing and other operating expenses;

•	our ability to retain key employees that maintain relationships with our customers;

•	the duration of the sales cycle for our services;

•	changes in customers’ budgets for information technology purchases and in the timing of their purchasing decisions;

•	the announcement or introduction of new or enhanced services by our competitors;

•	acquisitions and dispositions we may make;

•	our ability to implement internal systems for reporting, order processing, purchasing, billing and general accounting, among other functions;

•	changes in the prices we pay for utilities, local access connections, Internet connectivity and longhaul backbone connections; and

•	the timing and magnitude of capital expenditures, including costs relating to the expansion of operations, and of the replacement or upgrade of our network and hosting infrastructure.

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

As of September 30, 2007, the total principal amount of our debt, including capital and financing method lease obligations was $494.8 million. In addition, we expect from time to time to continue to incur additional indebtedness and other liabilities in the future. If we incur additional indebtedness or if we use more cash than we generate in the future, then the possibility that we may not have cash sufficient to pay, when due, the outstanding amount of our indebtedness will increase. If we do not have sufficient cash available to repay our debt obligations when they mature, we will have to refinance such obligations or we would be in default under the terms of our debt obligations, and there can be no assurance that we will be successful in such refinancing or that the terms of any refinancing will be acceptable to us. This also means that we will need to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, reducing the funds available for operations, working capital, capital expenditures, sales and marketing initiatives, acquisitions, and general corporate or other purposes.

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

A material reduction in revenue from our largest customer, who represented 11% of our revenues in 2006 and 7% of our revenues in the first nine months of 2007, or the loss of a significant group of our other customers could harm our financial results to the extent not offset by cost reductions or additional revenue from new or other existing customers.

Together, Reuters Limited and Telerate, which was acquired by Reuters in 2005, or Reuters, accounted for $87.6 million, or 11%, of our revenue in 2006 compared to $100.5 million, or 15%, of our revenue in 2005 and $44.0 million, or 7%, of our revenue for the first nine months of 2007 compared to $66.9 million, or 12%, of our revenue in the first nine months of 2006. This reduction was primarily due to the reduction in services purchased by Reuters under our contract with Telerate. Reuters completed the migration of Telerate customers to Reuter’s products in the first half of 2007. The loss of this customer or a significant group of our other customers, or a considerable reduction in the amount of our services that Reuters purchases or a significant group of our customers purchase, could materially reduce our revenues which, to the extent not offset by cost reductions or new customer additions, could materially reduce our cash flows and financial position. This may limit our ability to raise capital or fund our operations, working capital needs and capital expenditures in the future.

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

Our data centers are susceptible to regional costs and supply of power and electrical power outages. We attempt to limit exposure to system downtime by using backup generators and power supplies. However, we may not be able to limit our exposure entirely even with these protections in place. In addition, we may not always be able to pass on the increased costs of energy to our customers, which could harm our business. Furthermore, power and cooling requirements at our data centers are increasing as a result of the increasing power demands of today’s servers. Since we rely on third parties to provide our data centers with power sufficient to meet our customers’ power needs, and we generally do not control the amount of power drawn by our customers, our data centers could have a limited or inadequate amount of electrical resources. Our customer’s demand for power may also exceed the power capacity in our older data centers, which may limit our ability to fully utilize these data centers. This could adversely affect our relationships with our customers and hinder our ability to run our data centers, which could harm our business.

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

Our growth strategy includes increasing revenue from our colocation and managed hosting services and upgrading our network to next generation equipment and protocols. Increasing revenue from our colocation and managed hosting services depends on our ability to raise prices to existing customers or replacing them with higher paying customers and our ability to lease facilities in the desired markets where there is a demand for these services on commercially reasonable terms. We have plans to upgrade our network equipment and protocols and to develop new data centers as part of our growth strategy. If there are any significant unplanned delays in either of these initiatives, the cost of implementing these initiatives exceeds our projections, we do not have sufficient customer demand in the markets to support the new data centers once they are built, or we experience technical issues with these initiatives, our financial results may be harmed. Furthermore, if we experience problems with the performance of our network during our planned upgrade, our customers may be able to receive service credits for their accounts or terminate their contracts with us, which could reduce our revenues. There is no assurance that we will be able to implement these initiatives in a timely or cost effective manner, and this failure to implement our growth strategy could cause our operations and financial results to be negatively impacted.

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

For the nine months ended September 30, 2007, 14% of our total revenue was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

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

Risks Related to Our Common Stock

Sales of a significant amount of our common stock in the public market could reduce our stock price or impair our ability to raise funds in new stock offerings.

We have approximately 53.0 million shares of common stock outstanding, and we have convertible notes, stock options and other equity awards outstanding that may be exercised or converted at various times to acquire 11.3 million shares, or approximately 18%, of our common stock on a fully diluted basis as of October 29, 2007. Shares issued upon exercise of our outstanding options and convertible notes will cause immediate and substantial dilution to our existing stockholders and may be immediately sold in the public markets. As of October 29, 2007, investment partnerships sponsored by Welsh, Carson, Anderson & Stowe (Welsh Carson) own approximately 26% of our outstanding common stock, and since December 2006, Welsh Carson has distributed over 12.1 million shares of our common stock to its limited partners. These shares may and have been sold in the public market immediately following such distributions. Also, as of October 29, 2007, Welsh Carson and individuals affiliated with Welsh Carson are entitled to certain registration rights with respect to 14.0 million shares of our common stock held by them, Sales of substantial amounts of shares of our common stock in the public market, including sales following Welsh Carson distributions, or the perception that those sales will occur, could cause the market price of our common stock to decline. Those sales also might make it more difficult for us to sell equity and equity-related securities in the future at a time and at a price that we consider appropriate.

Our stock price is subject to significant volatility.

Since September 2006, until the present, the closing price per share of our common stock has ranged from a high of $52.56 per share to a low of $24.55 per share. Our stock price has been and may continue to be subject to significant volatility due to sales of our securities by significant stockholders and the other risks and uncertainties described or incorporated by reference herein. The price of our common stock may also fluctuate due to conditions in the technology industry or in the financial markets generally.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit Index Number	Exhibit Description	Filed with the Form 10-Q	Incorporated by Reference
			Form	Filing Date with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1	November 12, 1999	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	January 31, 2000	3.2

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 14, 2002	3.3

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 13, 2004	3.4

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 5, 2005	3.5

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant		8-K	June 7, 2006	3.1

3.7	Amended and Restated Bylaws of the Registrant		10-Q	May 15, 2003	3.4

3.8	Amendment to Article V of the Amended and Restated Bylaws		8-K	May 15, 2007	3.1

4.1	Form of Common Stock Certificate		S-1/A	January 31, 2000	4.1

4.2	Indenture, dated as of May 9, 2007, between Registrant and The Bank of New York, as trustee, including the Form of Global Note attached as Exhibit A thereto		8-K	May 10, 2007	4.1

10.1	Amended and Restated Employee Stock Purchase Plan of Registrant	X

10.2	First Amendment to Loan and Security Agreement dated July 31, 2007, by and between SAVVIS Communications Corporation and Cisco Systems Capital Corporation	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVVIS, Inc.

Date: October 31, 2007	By:	/s/ Philip J. Koen
Philip J. Koen
Chief Executive Officer
(principal executive officer)

Date: October 31, 2007	By:	/s/ Jeffrey H. Von Deylen
Jeffrey H. Von Deylen
Chief Financial Officer
(principal financial officer and principal accounting officer)