Form 10-K
period 2007-12-31
SAVVIS, Inc.
filed 2008-02-26
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2007, was approximately $1,675,120,696.

The number of shares of the registrant’s common stock outstanding as of February 19, 2008 was 53,035,334.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Portions of the definitive proxy statement for the 2008 Annual Meeting of Stockholders to be held on May 20, 2008, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

SAVVIS, INC.

REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS.

Overview

We provide information technology, or IT, services including managed hosting, utility computing, colocation, security, network, and professional services through our global infrastructure to businesses and government agencies around the world. Our services are designed to offer a flexible, comprehensive IT solution that meets the specific business and infrastructure needs of our customers. Our suite of products can be purchased individually, in various combinations, or as part of a total or partial outsourcing arrangement. Our point solutions meet the specific needs of customers who require control of their physical assets, while our managed hosting solution provides customers with access to our services and infrastructure without the upfront capital costs. By outsourcing significant elements of their network and IT infrastructure needs, our customers are able to focus on their core business while we ensure the performance of their IT infrastructure. We have over 4,200 customers across all industries with a particular emphasis in the financial services, media and entertainment, software, and government sectors.

We were incorporated in Delaware in 1998 and began providing high speed Internet service to enterprise clients and Internet service providers. In 2004, we acquired substantially all of the assets of Cable and Wireless USA, Inc. and Cable & Wireless Internet Services, Inc. together with the assets of certain of their affiliates (CWA). With the acquisition of CWA, we acquired hosting assets in 15 data centers, an Internet Protocol (IP) network, a global Content Delivery Network (CDN) and consulting expertise that enabled us to expand the scope of services we offer and the scale of our operations.

In January 2007, we completed the sale of the assets related to our non-strategic CDN services, and in June 2007, we sold the assets and assigned the lease for two data centers in Santa Clara, California to Microsoft Corporation. We used the proceeds from these sales to develop or expand data centers in the United States, the United Kingdom and Singapore.

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

Our Services

Our primary products and services are our hosting services, which include managed hosting and colocation services, and our network services.

Hosting Services provide the core facilities and network infrastructure to run business applications, provide data storage, and redundancy services. Our hosting services are comprised of colocation and managed hosting. Managed hosting also includes utility computing, security and professional services. Our hosting services allow our customers to choose the amount of IT infrastructure they prefer to outsource to support their business applications. Customers can scale their use of our services as their own requirements grow and as customers learn the benefits of outsourcing IT infrastructure management.

•

Colocation is designed for customers seeking data center space and power for their server and networking equipment needs. We manage 28 data centers located in the United States, Europe, and Asia with approximately 1.3 million square feet of gross raised floor space, providing our customers around the world with a secure, high-powered, purpose-built location for their IT equipment.

•

Managed Hosting Services provide an outsourced solution for a customer’s server and network equipment needs. In providing our managed hosting services, we deploy industry standard hardware and software platforms that are installed in our data centers to deliver the services necessary for operating our customers’ applications. We provide our managed hosting services, including related technology and operations support, on a monthly fee basis. Managed hosting services also include:

•

Utility Computing provides customers with an available, secure applications platform that delivers scalability of an entire range of IT infrastructure at lower total cost than found with traditional service provider models. We achieve this combination of lower cost and better service through the use of virtualization technology. Whereas IT infrastructure services have traditionally been provided by discrete hardware components, advances in virtualization technology and software have enabled us to provide a broad range of functionality without the challenges of implementing and managing discrete components. Not only does this enable us to improve our own asset utilization, it also results in our ability to dynamically configure services to meet customer requirements with a utility model. Through our managed network, we provide connectivity between the customer and the utility computing platform housed in our data centers. With our utility computing solution, our customers pay only for the services they currently need, while maintaining the ability to scale up or down the services to meet their changing business needs.

•

Managed Security Services provide global around-the-clock monitoring and management of security appliances, software, and network-based controls, and incident response, for our managed hosting and network services customers. We focus on delivering security services in a cost-effective manner while attempting to adhere to industry best practices to protect infrastructure and application assets. Utilizing our network backbone-based cleaning centers to detect and filter malicious traffic before it reaches our customers’ infrastructures, we work to mitigate the impact of such attacks. We also provide virtualized security services by using industry-standard virtualization technology in our data centers to reduce the need for our customers to pay for dedicated security equipment.

•

Professional Services are provided through our skilled personnel who assist our customers in getting maximum value from our service offerings. We offer assistance and consultation in security for network and hosting environments, virtualization, web-based applications, business recovery, software as a service, program management, infrastructure, and migration. Our professional services organization assists our customers with assessing, designing, developing, implementing, and managing outsourcing solutions.

Network Services are comprised of our managed network services, including managed IP VPN, High Speed Layer-2 VPN, and the services marketed under our WAM!Net brand, hosting area network and bandwidth services, including Tier 1 Internet services and bandwidth sold to wholesale customers. We recently enhanced the performance of our network services by completing the deployment of our Application Transport Network, which provides an enhanced architecture to our network. This architecture ties together our data centers to facilitate a wide variety of integrated network and hosting solutions, including business continuity and disaster recovery, and ties together our hosting and customer sites into a single IP VPN solution.

•

Managed IP VPN service is a fully managed, end-to-end solution that includes all hardware, management systems, and operations to transport an enterprise’s voice, video and data applications at corresponding quality-of-service levels, whether those applications are housed at our customer’s site or in our data centers. Customers that purchase this service are generally geographically dispersed enterprises seeking to communicate more cost effectively in a secure environment among their multiple locations around the world.

•

High-Speed Layer-2 VPN uses our metro Ethernet ring capabilities to provide access between connected nodes, which may include data centers, carrier hotels for internet carrier diversity, or market data exchanges.

•

WAM!NET Services provide a shared infrastructure tied to applications that streamline process and workflow around the creation, production and distribution of digital media and marketing content. These services help companies to manage, share, store, and distribute their digital media inside of their organization and throughout their external supply chains using a single access point.

•

Hosting Area Network, or HAN, is a dedicated network that provides high speed Internet connectivity for hosting customers located in our data centers, along with value-added services such as load balancing and firewalls.

•

Bandwidth Services are provided to enterprises and wholesale carrier customers. We offer Tier 1 Internet services in the United States, Europe, and Asia that are managed, unmanaged, or integrated with our IP VPN. In addition, we offer carrier diversity by enabling connectivity either to Internet providers built into our data centers or to providers in carrier hotels that are connected to our data centers by our metro Ethernet rings.

Our Strategy

Our key growth strategies include the following:

•

Target the right customers. We specifically target customers that we believe will receive the most economic value from using our technology. Many mid-sized businesses have traditionally outsourced single IT service offerings, such as network services or hosting services, and have continued to own and manage portions of their IT infrastructure themselves. These businesses can lower the overall cost of their IT operations while improving the quality of their IT systems by purchasing our managed services and outsourcing the majority of their IT services rather than a single IT service. We believe that pursuing these customers will allow us to increase revenues as these customers purchase our higher margin services while at the same time reducing their overall IT costs.

•

Offer broad integrated comprehensive services. Our broad, integrated, comprehensive offering of IT services allows us to act as a full service provider to our customers. Unlike most of our competitors who have limited or single service offerings, we offer a full range of solutions, including computing, storage, applications, network, security services, and hosting. Our full service orientation creates incremental revenue growth as customers seek to minimize the number of outside vendors and demand “one-stop” service providers.

•

Leverage our data centers and global network. We currently operate 28 data centers and an extensive global network, which we expect will provide us with significant operating leverage as we increase the amount of our revenue that is derived from managed services. By supplementing existing customers that purchase only basic colocation or network services with customers that purchase a wide array of higher priced managed services, we expect to be able to increase the revenues we derive from these data centers. In late 2006, we initiated a data center expansion strategy in which we opened four new data centers in 2007, and announced plans to open an additional four new data centers in 2008, all in high-growth, high-demand markets. In total, upon completion, the eight new data centers will have added approximately 275,000 square feet of gross raised floor space, which will enable us to sell additional colocation and managed hosting services.

Our Infrastructure

We provide our services through our global infrastructure that extends to 29 countries and includes:

•	28 Data Centers in the United States, Europe, and Asia with approximately 1.3 million square feet of gross raised floor space;
•	Tier 1 OC-192 Internet Backbone with over 17,000 miles of fiber; and
•	Operations Support System, or OSS, which provides automated provisioning, end-to-end management, and integration with commercial element management systems.

We have combined our global infrastructure with our virtualization and automation technologies to allow us to offer our services as part of a total outsourcing solution or on a utility services basis. By applying our virtualization technology to our servers, storage, security, and network devices, we are able to offer customers connected to our network access to a suite of services, without the customer having to purchase, install, and configure equipment and network services, and with the ability to easily scale the infrastructure to meet evolving customer requirements.

For information regarding our revenue and long-lived assets by geographic region, see Note 15 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

Most businesses today will consider outsourcing when reviewing their IT strategies; however, traditional outsourcing approaches do not often provide meaningful strategic, operational, or financial benefits as many outsourcers simply operate a customer’s infrastructure without fundamentally changing or updating the underlying technology or the way the infrastructure is managed. For example, an outsourcer may run the customer’s current IT systems more efficiently, but because they use legacy technology, the customer will likely not achieve the benefits of an operating infrastructure utilizing the best of breed hardware, software, and IT research and development.

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

Customers

We currently provide services to over 4,200 customers. Our largest customer, Reuters Limited, represented 11% of our revenue in 2006 and 7% of our revenue in 2007. No single customer accounted for more than 10% of our revenue during 2007.

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

Direct Sales. We have approximately 142 sales professionals working directly with potential new and existing customers. Our direct sales force uses a “solution selling” approach to understand a customer’s IT infrastructure requirements. Once an opportunity is identified with a new or existing customer, we engage product and engineering support resources to design the final solution. All direct sales representatives take part in an extensive training program designed to develop in-depth consultative selling skills.

Channel Partners. We partner with agents and resellers who either sell our products themselves or refer business to our direct sales force. Channel partners are selected based on the strength of their customer relationships and their ability to complement our solution portfolio to deliver maximum value to a customer.

Marketing. We are a business-to-business company whose marketing programs are targeted at information technology executives, as well as line of business and finance executives. We use marketing campaigns to increase brand awareness, generate leads, accelerate the sales process, retain existing customers, and promote new products to existing and prospective customers. We place print advertisements in trade journals, newspapers, and special-interest publications. We participate in industry conferences and trade shows. We use direct mail, e-newsletters, surveys, Internet marketing, on-line and on-site seminars, collateral materials, and welcome kits to communicate with existing customers and to reach potential new customers. Our employees author and publish articles about industry trends and our services. Additionally, we work closely with industry analysts and the press so that they understand and can communicate the value of our services.

Competition

Prospective customers for SAVVIS’ infrastructure solutions often weigh the advantages of outsourcing to a service provider against their ability to manage IT infrastructure internally. In those instances, the in-house solution is a source of competition. Our external competitors range from very large telecommunications companies, hardware manufacturers, and system integrators that support the in-house IT operations for a business or offer outsourcing solutions, to smaller point solutions companies that sell individual IT services or solutions to selected industries, as follows:

Traditional Telecommunications Companies. This category includes companies such as AT&T Inc. and Verizon Communications, Inc. These traditional carriers have used their legacy voice and data business to expand into IP VPN and hosting services.

Large Scale Systems Integrators. Leading companies in this category include IBM and Electronic Data Systems Corporation, or EDS. These companies tend to focus on large scale, long-term systems integration projects and outsourcing contracts that include hiring a large portion of the client’s staff.

Internet Infrastructure Service Providers. Companies such as Equinix, Inc., Rackspace, Ltd., and Internap Network Services Corporation are included in this category. These companies tend to focus on one part of Internet infrastructure service such as colocation, managed hosting, or Internet access.

Point Software and Service Solutions Providers. These competitors focus on delivering a niche solution to one of the industry verticals or solution areas that we target. These are smaller companies with expertise in a single area that may be difficult to integrate with a business’ overall IT operations.

REGULATORY MATTERS

The following section describes material laws and regulatory developments that we believe are currently applicable to our business. It does not cover all present or pending federal, state, local, or foreign regulations affecting the communications industry.

U.S. Regulatory Matters

Most of our existing services are not currently regulated by the Federal Communications Commission, or FCC, or any other government agency of the United States or public utility commissions of the individual states, other than regulations that apply to businesses generally, although, our private line service is generally regulated by the FCC as a telecommunications service. As implemented by rules, policies, and precedents issued by the FCC, the Telecommunications Act of 1996 regulates the provision of “telecommunications services” and generally exempts “information services” and “non-common carrier services” from its regulation. We believe that many of the products and services we offer, whether on a facilities or resale basis, generally qualify as information services or non-common carrier services and are therefore not subject to federal regulation. However, in light of ongoing FCC proceedings and developing FCC case law, it is possible that some or all of the information services that we provide should or will become subject to certain regulatory requirements.

International Regulatory Matters

Our principal markets outside the United States include countries in Europe and the Asia Pacific Rim. We have data centers in the United Kingdom, Japan, and Singapore. As is true in the United States, the market for our services in each of the major economies within these regions is open to foreign competition. We believe that we are authorized to provide our services under the applicable regulations in all countries where we derive substantial business. In certain countries throughout Asia, Latin America, the Middle East, and Africa, regulatory and market access barriers, including foreign ownership limitations and entrenched monopolies, continue to prevent us from providing services directly to customers. As our business plan does not contemplate our selling a significant amount of services in any of these countries in the near term, we do not believe that our inability to offer services directly to customers in these countries will impact us significantly. Nevertheless, in many of the highly regulated countries in these regions, we partner with local providers to provide certain services to our customers.

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

EMPLOYEES

As of December 31, 2007, we employed 2,233 full-time persons, of which 1,066 were engaged in engineering, global operations and customer service; 168 in product development and product engineering; 687 in sales, sales support, product management, and marketing; and 312 in finance and administration. None of our employees is represented by a labor union. We believe our relationship with our employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our current executive officers and their positions with our company are set forth below.

Executive Officer	Age	Position and Office
Philip J. Koen	55	Chief Executive Officer
Jonathan C. Crane(1)	58	President
Jeffrey H. Von Deylen	43	Chief Financial Officer
Mary Ann Altergott	39	Senior Vice President, Human Resources
Timothy E. Caulfield	49	Senior Vice President, Operations
Eugene V. DeFelice	49	Senior Vice President, General Counsel and Corporate Secretary
Bryan S. Doerr	44	Chief Technology Officer
William D. Fathers	39	Senior Vice President, Engineering & Development
Paul F. Goetz	41	Senior Vice President, Sales – Americas
James S. Mori	52	Senior Vice President, Client Services
Richard S. Warley	42	Senior Vice President, Managing Director – International
James D. Whitemore	43	Chief Marketing Officer

(1)	Jonathan Crane announced that he resigned as a member of the Board of Directors on February 1, 2008 and will resign from his position as President of our company effective March 1, 2008.

Set forth below is a brief description of the principal occupation and business experience of each of our executive officers.

PHILIP J. KOEN has served as our Chief Executive Officer and a director since March 2006. Before joining our company, Mr. Koen was employed by Equinix, Inc. beginning in July 1999, most recently as President and Chief Operating Officer of Equinix, Inc. from May 2001 to March 2006. Prior to joining Equinix, Mr. Koen was employed at PointCast, Inc., an Internet company, where he served as chief executive officer during the period from March 1999 to June 1999; chief operating officer during the period from November 1998 to March 1999; and chief financial officer and executive vice president responsible for software development and network operations during the period from July 1997 to November 1998. Mr. Koen received a B.A. degree in Economics from Claremont McKenna College and a M.B.A. degree from the University of Virginia.

JONATHAN C. CRANE has served as our President since May 2006 and a director from March 2006 to February 1, 2008, after joining us as an officer of our company with the title Chairman of the Board in March 2006. Prior to joining us, Mr. Crane served as Chief Strategy Officer – Executive Vice President, Corporate Development at MCI, Inc. from January 2003 to January 2006. While serving in this capacity, Mr. Crane also served as President, International and Wholesale Markets for MCI from May 2004 to October 2004, and in 2003, he served as MCI’s Executive Vice President, Marketing. Furthermore, Mr. Crane served as Chairman of the Board of Digex, Inc., an enhanced hosting company, during 2003. Upon rejoining MCI in January 2002, Mr. Crane served as Chief of Staff–Sales and then President – Sales, Marketing and Customer Service until his appointment as Chief Strategy Officer in January 2003. Prior to joining MCI, Mr. Crane served as Chief Executive Officer of Adero, Inc. from 1999 to 2001, and he served as Chief Executive Officer of Marcam Solutions, Inc. from 1997 to 1999. Mr. Crane received a B.A. degree in History from Dartmouth College.

JEFFREY H. VON DEYLEN has served as our Chief Financial Officer and a director since March 2003, after joining us as Executive Vice President for Finance in January 2003. From August 2002 to January 2003, Mr. Von Deylen served as Vice President for Corporate Development and Financial Analysis at American Electric Power Company. From June 2001 to June 2002, Mr. Von Deylen served as Chief Financial Officer for KPNQwest N.V. (KPNQwest), and prior to joining KPNQwest, he was employed by Global TeleSystems Inc. as Senior Vice President of Finance from October 1999 to May 2001. From May 1994 to September 1999, Mr. Von Deylen served in a number of financial positions with LCI International (LCI) and then as Vice President and Corporate Controller of Qwest Communications International after it acquired LCI in June 1998. Mr. Von Deylen received a B.S. degree in Accountancy from Miami University.

MARY ANN ALTERGOTT has served as our Senior Vice President, Human Resources since August 2006. Prior to joining us, Ms. Altergott led The Clermont Group, a human resources consultancy, since March 2005. From November 2001 to March 2005, Ms. Altergott held various senior human resources positions at Bank of America, N.A., including Senior Vice President and Personnel Executive. Prior to this, Ms. Altergott was employed by The Pillsbury Company from 1990 to 2001 in various senior human resources and operational roles. Ms. Altergott received a B.S. degree from Vanderbilt University.

TIMOTHY E. CAULFIELD has served as our Senior Vice President, Operations since November 2006, and previously served as Managing Director – Global Solutions upon joining us in March 2004. Prior to joining us, Mr. Caulfield served as Senior Vice President Consulting and Hosting Services for Cable & Wireless USA, Inc. and Cable & Wireless Internet Services, Inc. (CWA) from September 2002 until our acquisition of the CWA assets in March 2004 after CWA filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. From January 2001 to September 2002, Mr. Caulfield led regional and global operations for Exodus Communications until it was acquired by CWA after it filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. Previously, Mr. Caulfield held various leadership positions with ENVIOSNet, an enterprise and service support company, Gateway, Inc., Sequent Computer Systems and Digital Equipment Corporation. Mr. Caulfield received a B.A. degree from Clark University in Worcester, Massachusetts and a M.B.A. degree from the University of Oregon.

EUGENE V. DEFELICE has served as our Senior Vice President, General Counsel and Corporate Secretary since November 2006. Prior to joining us, Mr. DeFelice was the founder of and a consultant with Novo Strategic Partners LLC, a business consulting firm, from July 2005 to November 2006. From March 2003 to July 2005, Mr. DeFelice served as Vice President, General Counsel for K.V. Pharmaceutical Company. Prior to joining K.V. Pharmaceutical Company, Mr. DeFelice was Vice President and General Counsel for Enzon Pharmaceutical Company from April 2002 to January 2003. Prior to this, Mr. DeFelice held several positions as General Counsel and in business management both domestically and internationally. Mr. DeFelice received his B.A. from Rutgers College, a M.B.A. from Webster University in Geneva Switzerland, and a J.D. from Seton Hall University School of Law.

BRYAN S. DOERR has served as our Chief Technology Officer since October 2003. From February 2002 to October 2003, Mr. Doerr was our Vice President—Software Development. Prior to this, Mr. Doerr held several positions in management, software technology research, and software development at Bridge Information Systems, Inc., The Boeing Company, and Johns Hopkins University Applied Physics Laboratory. Mr. Doerr received his B.S. in Electrical Engineering from the University of Missouri – Columbia, an M.S. degree in Electrical Engineering from Johns Hopkins University, and a Masters in Information Management from Washington University in St. Louis, Missouri.

WILLIAM D. FATHERS has served as our Senior Vice President, Engineering and Development since April 2007. Prior to joining us, Mr. Fathers was Global Head of Development for Reuters Limited from April 2005 to April 2007. From September 2003 to April 2005, Mr. Fathers was a Senior Vice President within Reuters Global Business Development team and was responsible for several major acquisition and post acquisition integration programs within the financial services market. From 2001 to 2003, Mr. Fathers held other senior technology positions within Reuters Limited. Prior to joining Reuters Limited, Mr. Fathers was a senior consultant at a telecom and media consultancy company, PA Consulting Group, and he served as an officer in the British Armed Forces. He received a Masters degree in Engineering from Cambridge University.

PAUL F. GOETZ has served as our Senior Vice President of Sales – Americas since November 2007. Prior to joining us, Mr. Goetz was employed by EMC Corporation since 1988, most recently as Vice President of Global Service Sales from October 2006 to November 2007, Vice President, Global Consulting and Managed Services from March 2005 to October 2006, and Vice President, Solutions and Services Marketing from 2003 to October 2006. Mr. Goetz received a B.A. degree in Business Administration from the University of Massachusetts.

JAMES D. MORI has served as our Senior Vice President, Client Services since November 2007, and prior to this, our Managing Director – Americas since joining our company in October 1999. Previously, Mr. Mori served as Area Director for Sprint Corporation and in various other sales leadership positions with Sprint Corporation prior to that time. Mr. Mori received a B.S. in Business Administration from the University of Missouri.

RICHARD S. WARLEY has served as our Senior Vice President, Managing Director – International since July 2006, and prior to July 2006, served as our Managing Director – Europe, Middle East, and Africa since September 2003. Previously, Mr. Warley held various positions at our company, including Executive Vice President of Corporate Development and Managing Director – Asia, since joining us in 2000. Prior to joining us, Mr. Warley was a director in an investment banking group of Merrill Lynch & Co., Inc. Mr. Warley earned a B.A. and MSc with distinction from the London School of Economics and his law degree from the College of Law, London.

JAMES D. WHITEMORE has served as our Chief Marketing Officer since June 2007. From August 2004 to December 2006, Mr. Whitemore served as Vice President – Chief Marketing Officer for the storage group at Sun Microsystems, Inc., and prior to this, Mr. Whitemore held various other sales and marketing positions with Sun Microsystems in New York, California, Japan, and the UK commencing in 1997. Previously, Mr. Whitemore held various marketing roles at IBM and StorageTek. Mr. Whitemore received a degree in business studies from the University of Newcastle upon Tyne in the UK.

Each executive officer serves for a one-year term ending at the next annual meeting of the Board of Directors, subject to his or her applicable employment agreement and his or her earlier death, resignation or removal.

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

Risks Related to Our Business

Our operating results may fluctuate significantly, which makes our future results difficult to predict and may cause our operating results to fall below expectations.

Although we recognized net income of $250.6 million for the year ended December 31, 2007, we incurred a net loss of $44.0 million for the year ended December 31, 2006 and a net loss of $69.1 million in the year ended December 31, 2005 and we may incur net losses in the future. We may also have fluctuations in revenues, expenses and losses due to a number of factors, many of which are beyond our control, including the following:

•	demand for and market acceptance of our hosting and managed IP VPN products;

•	increasing sales, marketing and other operating expenses;

•	our ability to retain key employees that maintain relationships with our customers;

•	the duration of the sales cycle for our services;

•	changes in customers’ budgets for information technology purchases and in the timing of their purchasing decisions;

•	the announcement or introduction of new or enhanced services by our competitors;

•	acquisitions and dispositions we may make;

•	our ability to implement internal systems for reporting, order processing, purchasing, billing and general accounting, among other functions;

•	changes in the prices we pay for utilities, local access connections, Internet connectivity and longhaul backbone connections;

•	the timing and magnitude of capital expenditures, including costs relating to the expansion of operations, and of the replacement or upgrade of our network and hosting infrastructure; and

•	unfavorable changes in general economic conditions in the U.S. or other countries in which we do business.

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

We are dependent on third-party providers to supply products and services. For example, we lease equipment from equipment providers, bandwidth capacity from telecommunications network providers in the quantities and quality we require, and data center space from third party landlords. While we have entered into various agreements for equipment, carrier line capacity, and data center space, any failure to obtain equipment, additional capacity, or space, if required, would impede the growth of our business and cause our financial results to suffer. In addition, our customers that use the equipment and facilities we lease or the services of these telecommunication providers may in the future experience difficulties due to failures unrelated to our systems. If, for any reason, these providers fail to provide the required services to our customers or suffer other failures, we may incur financial losses and our customers may lose confidence in our company, and we may not be able to retain these customers.

Our indebtedness could limit our ability to operate our business successfully.

As of December 31, 2007, the total principal amount of our debt, including capital and financing method lease obligations was $519.8 million. In addition, we expect from time to time to continue to incur additional indebtedness and other liabilities in the future. If we incur additional indebtedness or if we use more cash than we generate in the future, then the possibility that we may not have cash sufficient to pay, when due, the outstanding amount of our indebtedness will increase. If we do not have sufficient cash available to repay our debt obligations when they mature, we will have to refinance such obligations or we would be in default under the terms of our debt obligations, and there can be no assurance that we will be successful in such refinancing or that the terms of any refinancing will be acceptable to us. This also means that we will need to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, reducing the funds available for operations, working capital, capital expenditures, sales and marketing initiatives, acquisitions, and general corporate or other purposes.

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

As a result of these potential problems and risks, businesses that we may acquire or invest in may not produce the revenue, earnings, or business synergies that we anticipated. In addition, we cannot assure that any potential transaction will be successfully identified and completed or that, if completed, the acquired businesses or investment will generate sufficient revenue to offset the associated costs or other potential harmful effects on our business.

A material reduction in revenue from our largest customer, who represented 11% of our revenues in 2006 and 7% of our revenues in 2007, or the loss of other key customers could harm our financial results to the extent not offset by cost reductions or additional revenue from new or other existing customers.

Reuters accounted for $87.6 million, or 11%, of our revenue in 2006 and $58.0 million, or 7%, of our revenue in 2007. The loss of Reuters or any of our other key customers, or a considerable reduction in the amount of our services that these customers purchase, could materially reduce our revenues which, to the extent not offset by cost reductions or revenue from new customer additions, could materially reduce our cash flows and financial position. This may limit our ability to raise capital or fund our operations, working capital needs, and capital expenditures in the future.

We may be liable for the material that content providers distribute over our network.

The law relating to the liability of private network operators for information carried on, stored, or disseminated through their networks is still unsettled. We may become subject to legal claims relating to the content disseminated on our network. For example, lawsuits may be brought against us claiming that material on our network on which someone relied was inaccurate. Claims could also involve matters such as defamation, invasion of privacy, and copyright infringement. In addition, there are other issues such as online gambling where the legal issues remain uncertain. If we need to take costly measures to reduce our exposure to these risks, or are required to defend ourselves against such claims, our financial results could be negatively affected.

Failures in our products or services, including our network and colocation services, could disrupt our ability to provide services, increase our capital costs, result in a loss of customers, or otherwise negatively affect our business.

Our ability to implement our business plan successfully depends upon our ability to provide high quality, reliable services. Interruptions in our ability to provide our services to our customers or failures in our products or services, through the occurrence of a natural disaster, human error, extreme temperature or other unanticipated problem, could adversely affect our business and reputation. For example, problems at one or more of our data center facilities could result in service interruptions or failures or could cause significant equipment damage. In addition, our network could be subject to unauthorized access, computer viruses, and other disruptive problems caused by customers, employees, or others. Unauthorized access, computer viruses, or other disruptive problems could lead to interruptions, delays, or cessation of service to our customers. In addition, we may be unable to implement disaster recovery or security measures in a timely manner or, if and when implemented, these measures may not be sufficient or could be circumvented through the reoccurrence of a natural disaster or other unanticipated problem, or as a result of accidental or intentional actions. Resolving network failures or alleviating security problems may also require interruptions, delays, or cessation of service to our customers. Accordingly, failures in our products and services, including problems at our data centers, network interruptions or breaches of security on our network may result in significant liability, a loss of customers and damage to our reputation.

Our operations may be harmed and we could be subject to regulatory penalties and litigation if our network security is breached by unauthorized third parties.

If unauthorized third parties breach the security measures on our network, we could be subject to liability and could face reduced customer confidence in our services. Unauthorized access could also potentially jeopardize the security of confidential information of our customers or our customers’ end-users, which might expose us to liability from customers and the government agencies that regulate us, as well as deter potential customers from purchasing our services. Any internal or external breach in our network could severely harm our business and result in costly litigation and potential liability for us. Although we attempt to limit these risks contractually, there can be no assurance that we will limit the risk and not incur financial penalties. To the extent our customers demand that we accept unlimited liability and to the extent there is a competitive trend to accept it, such a trend could affect our ability to retain these limitations in our contracts at the risk of losing the business.

Increased energy costs, power outages, and limited availability of electrical resources may adversely affect our operating results.

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

We must continue to identify, hire, train, and retain IT professionals, technical engineers, operations employees, and sales and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic, and marketing skills required for our company to grow. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of these personnel. The failure to recruit and retain necessary technical, managerial, sales and marketing personnel could harm our business and our ability to grow our company.

Our failure to implement our growth strategy successfully could harm our business.

Our growth strategy includes increasing revenue from our colocation and managed hosting services. Increasing revenue from our colocation and managed hosting services depends on our ability to raise prices to existing customers to market rates or replacing them with higher paying customers. In addition, we have plans to develop and have developed new data centers as part of our growth strategy. If there are any significant unplanned delays in developing these data centers, the cost of development exceeds our projections, or we do not have sufficient customer demand in the markets to support the new data centers once they are built, our financial results may be harmed. There is no assurance that we will be able to implement these initiatives in a timely or cost effective manner, and this failure to implement our growth strategy could cause our operations and financial results to be negatively impacted.

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

Difficulties presented by international economic, political, legal, accounting, and business factors could harm our business in international markets.

For the year ended December 31, 2007, 14% of our total revenue was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

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

Our inability to renew our data center leases on favorable terms could have a negative impact on our financial results.

All of our data centers are leased and have lease terms that expire between 2008 and 2022. The majority of these leases provide us with the opportunity to renew the lease at our option for periods generally ranging from five to ten years. Many of these options however, if renewed, provide that rent for the renewal period will be equal to the fair market rental rate at the time of renewal. If the fair market rental rates are significantly higher than our current rental rates, we may be unable to offset these costs by charging more for our services, which could have a negative impact on our financial results.

Our investment portfolio is subject to market fluctuations which may affect our liquidity.

Although we have not experienced any losses on our cash, cash equivalents, and short-term investments, declines in the market values of these investments in the future could have an adverse impact on our financial condition and operating results. Historically, we have invested in AAA rated U.S. government agencies, AAA rated money market funds meeting certain criteria, and A1/P1- rated Commercial Paper. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be directly or indirectly impacted by the U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets causing credit and liquidity issues. If any issuer defaults on their obligations or their credit ratings are negatively affected by liquidity, losses or other factors, the value of our cash equivalents and short-term investments could decline and could have an adverse impact on our liquidity and financial condition.

Risks Related to Our Industry

The markets for our hosting, network and professional services are highly competitive, and we may not be able to compete effectively.

The markets for our hosting, network, and professional services are extremely competitive. We expect that competition will intensify in the future, and we may not have the financial resources, technical expertise, sales, and marketing abilities or support capabilities to compete successfully in these markets. Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and greater market presence, lower costs of capital, engineering and marketing capabilities and financial, technological, and personnel resources than we do. As a result, as compared to us, our competitors may:

•	develop and expand their networking infrastructures and service offerings more efficiently or more quickly;

•	adapt more rapidly to new or emerging technologies and changes in customer requirements;

•	take advantage of acquisitions and other opportunities more effectively;

•	develop products and services that are superior to ours or have greater market acceptance;

•	adopt more aggressive pricing policies and devote greater resources to the promotion, marketing, sale, research and development of their products and services;

•	make more attractive price and performance offers to our existing and potential employees;

•	establish cooperative relationships with each other or with third parties; and

•	take advantage of existing relationships with customers more effectively or exploit their more widely recognized brand name to market and sell their services.

Our failure to achieve desired price levels could impact our ability to achieve profitability or positive cash flow.

We have experienced and expect to continue to experience pricing pressure for some of the services that we offer. Prices for Internet services have decreased in recent years and may decline in the future. In addition, by bundling their services and reducing the overall cost of their services, telecommunications companies that compete with us may be able to provide customers with reduced communications costs in connection with their hosting, data networking, or Internet access services, thereby significantly increasing pricing pressure on us. We may not be able to offset the effects of any such price reductions even with an increase in the number of our customers, higher revenues from enhanced services, cost reductions, or otherwise. In addition, we believe that the data networking and VPNs and Internet access and hosting industries are likely to continue to encounter consolidation which could result in greater efficiencies in the future. Increased price competition or consolidation in these markets could result in erosion of our revenues and operating margins and could have a negative impact on our profitability. Furthermore, larger consolidated telecommunication providers have indicated that they want to start billing companies delivering services over the Internet a premium charge for priority access to connected customers. If these providers are able to charge companies such as us for this, our costs will increase, and this could affect our results of operations.

Our operations could be adversely affected if we are unable to maintain peering arrangements with Internet Service Providers on favorable terms.

We enter into peering agreements with Internet Service Providers throughout our market which allow us to access the Internet and exchange traffic transparently with these providers. Previously, many providers agreed to exchange traffic without charging each other. Recently, however, many providers that previously offered peering transparency have reduced peering relationships or are seeking to impose charges for transit, especially for unbalanced traffic offered and received by us with these peering partners. For example, several network operators with large numbers of individual users claim that they should be able to charge network operators and businesses that send traffic to those users. Increases in costs associated with Internet and exchange traffic could have an adverse effect on our business. If we are not able to maintain our peering relationships on favorable terms, we may not be able to provide our customers with affordable services, which would adversely affect our results from operations.

New technologies could displace our services or render them obsolete.

New technologies or industry standards, including those technologies protected by intellectual property rights, have the potential to replace or provide lower cost alternatives to our hosting, networking, and Internet access services. The adoption of such new technologies or industry standards could render our technology and services obsolete, unmarketable, or require us to incur significant capital expenditures to expand and upgrade our technology to meet new standards. We cannot guarantee that we will be able to identify new service opportunities successfully, or if identified, be able to develop and bring new products and services to market in a timely and cost-effective manner. In addition, we cannot guarantee that services or technologies developed by others will not render our current and future services non-competitive or obsolete or that our current and future services will achieve or sustain market acceptance or be able to effectively address the compatibility and interoperability issues raised by technological changes or new industry standards. If we fail to anticipate the emergence of, or obtain access to a new technology or industry standard, we may incur increased costs if we seek to use those technologies and standards, or our competitors that use such technologies and standards may use them more cost-effectively than we do.

The data networking and Internet access industries are highly regulated in many of the countries in which we currently operate or plan to provide services, which could restrict our ability to conduct business in the United States and internationally.

We are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions. Future regulatory, judicial, and legislative changes may have a material adverse effect on our ability to deliver services within various jurisdictions. For example, the European Union enacted a data retention scheme that, once implemented by individual member states, will involve requirements to retain certain IP data that could have an impact on our operations in Europe. Moreover, national regulatory frameworks that are consistent with the policies and requirements of the World Trade Organization have only recently been, or are still being, put in place in many countries. Accordingly, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market. As a result, in these markets we may encounter more protracted and difficult procedures to obtain licenses.

Within the United States, the U.S. government continues to evaluate the data networking and Internet access industries. The Federal Communications Commission, or FCC, has a number of on-going proceedings that could impact our ability to provide services. Such regulations and policies may complicate our efforts to provide services in the future, including increasing the costs of certain services that we purchase from regulated providers. Our operations are dependent on licenses and authorizations from governmental authorities in most of the foreign jurisdictions in which we operate or plan to operate and, with respect to a limited number of our services, in the United States. These licenses and authorizations generally will contain clauses pursuant to which we may be fined or our license may be revoked on short notice. Consequently, we may not be able to obtain or retain the licenses necessary for our operations or be able to retain these licenses at costs which allow us to compete effectively.

Our financial results will be negatively impacted if the demand for data center space does not continue to increase to utilize the increased available capacity.

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

We have approximately 53.0 million shares of common stock outstanding. Additionally, we have Convertible Notes, in-the-money stock options, and other equity awards outstanding that may be exercised or converted at various times to acquire 6.9 million shares, or approximately 13%, of our common stock on a fully diluted basis as of February 19, 2008. Shares issued upon exercise of our outstanding options and Convertible Notes will cause immediate and substantial dilution to our existing stockholders and may be immediately sold in the public markets. As of February 19, 2008, investment partnerships sponsored by Welsh, Carson, Anderson & Stowe (Welsh Carson) own approximately 26% of our outstanding common stock, and since December 2006, Welsh Carson has distributed over 12.1 million shares of our common stock to its limited partners. These shares may and some have been sold in the public market immediately following such distributions. Also, as of February 19, 2008, Welsh Carson and individuals affiliated with Welsh Carson are entitled to certain registration rights with respect to 14.0 million shares of our common stock held by them. Sales of substantial amounts of shares of our common stock in the public market, including sales following Welsh Carson distributions, or the perception that those sales will occur, could cause the market price of our common stock to decline. Those sales also might make it more difficult for us to sell equity and equity-related securities in the future at a time and at a price that we consider appropriate.

Our stock price is subject to significant volatility.

Since January 2007, until the present, the closing price per share of our common stock has ranged from a high of $52.56 per share to a low of $19.24 per share. Our stock price has been, and may continue to be, subject to significant volatility due to sales of our securities by significant stockholders and the other risks and uncertainties described or incorporated by reference herein. The price of our common stock may also fluctuate due to conditions in the technology industry or in the financial markets generally.

Our certificate of incorporation, bylaws, and Delaware law contain provisions that could discourage a takeover.

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

As of December 31, 2007, we leased 69 facilities occupying approximately 3.3 million square feet of gross floor space worldwide for our corporate offices, sales and administrative offices, warehouses, network equipment, and data centers. This includes the 28 data centers that we currently operate worldwide with approximately 1.3 million square feet of gross raised floor space, and the six data centers that we have announced will be developed or expanded in 2008. The locations and approximate square footage of these facilities by major geographic areas of the world are as follows (in thousands):

Geographic Area	Gross Square Feet of Office Space and Warehouse Space	Gross Square Feet of Network Equipment and Data Centers
United States	344	2,484
Europe, Middle East, Africa	54	332
Asia	21	40

Worldwide Total	419	2,856

We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future to meet our anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS.

We are subject to various legal proceedings and actions arising in the normal course of our business. While the results of all such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of all such proceedings and actions will not have a material adverse effect on our consolidated financial position, results of operation, or cash flows.

One such action in which we are the defendant is an action brought by SiteLite Holdings, Inc. or SiteLite, in the Superior Court of California, County of Orange. SiteLite alleges several business torts and statutory violations related to a contractual relationship with us that we terminated in 2005, including defamation and false advertising, theft of intellectual property and trade secrets, and breach of contract. SiteLite contends that these alleged actions led to a loss of customers, and ultimately, to its bankruptcy. SiteLite seeks $24 million and punitive damages. The litigation is currently in the discovery phase. While no assurances of the outcome of litigation can be provided, we have denied liability and intend to continue to vigorously defend our interests. In January 2008, the court set a trial date for September 15, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock, $0.01 par value per share, is traded on the NASDAQ Global Select Market under the symbol SVVS. The following table lists, on a per share basis for the periods indicated, the high and low closing sale prices for the common stock as reported by NASDAQ.

Quarter Ended	High	Low
March 31, 2007	$48.53	$34.69
June 30, 2007	52.56	45.65
September 30, 2007	50.68	34.14
December 31, 2007	43.40	24.13

March 31, 2006	$22.50	$10.05
June 30, 2006	32.03	21.45
September 30, 2006	32.59	23.91
December 31, 2006	37.82	28.16

All common share information included in the above table reflects the one-for-fifteen reverse stock split that occurred on June 6, 2006.

Holders of the Corporation’s Capital Stock

As of February 19, 2008, there were approximately 546 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception. We do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate we will retain any earnings for use in our operations and expansion of our business. In addition, we are restricted from paying dividends by the terms of our financing arrangements.

For information regarding securities authorized for issuance under equity compensation plans, see “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchase of Equity Securities

There were no issuer purchases of equity securities in the fourth quarter 2007.

Stockholder Return Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the U.S. Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and a market weighted index of publicly traded peers. The returns are calculated by assuming an investment of $100 in our common stock and in each index on December 31, 2002. The peer group in the graph that we refer to as the old peer group (the “Old Peer Group”) is a specially constructed group that we used prior to this year for comparative purposes. This group included the common stocks of Broadwing Corp., Equinix, Inc., Internap Network Services Corporation and Web.com. Two of the companies in this group were acquired in 2007: Broadwing Corp. was acquired by Level 3 Communications and Web.com was acquired by Website Pros, Inc. We believe these changes have made the Old Peer Group less relevant for comparative purposes, and we have accordingly adopted a new composite peer group index (the “New Peer Group”), replacing Broadwing Corp. and Web.com with Terremark Worldwide, Inc. and Switch & Data Facilities Company, Inc. We believe this new composite index provides a representative sample of companies in the primary lines of business in which we engage and provides a better basis for performance comparisons than the old index.

The points on the graph represent the following numbers:

	December 31,
	2002	2003	2004	2005	2006	2007
SAVVIS, Inc.	$100.00	$373.75	$290.00	$187.50	$595.17	$465.17
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
New Peer Group	100.00	328.95	243.08	194.13	406.65	447.98
Old Peer Group	100.00	623.32	426.73	347.34	768.71	857.28

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The data for the years ended December 31, 2007, 2006, and 2005 and as of December 31, 2007 and 2006 are derived from our consolidated financial statements included elsewhere in this report. The data for the years ended December 31, 2004 and 2003 and as of December 31, 2005, 2004, and 2003 are derived from audited consolidated financial statements not included in this filing.

	Years Ended December 31,
(dollars in thousands, except share data)	2007(1)	2006	2005	2004(2)	2003
Statement of Operations Data
Total revenue	$793,833	$763,971	$667,012	$616,823	$252,871
Income (loss) from operations	338,000	25,450	(3,676)	(96,449)	(86,577)
Net income (loss)	250,591	(43,958)	(69,069)	(148,798)	(94,033)
Basic income (loss) per common share(3)	4.76	(9.54)	(9.19)	(24.54)	(20.16)
Diluted income (loss) per common share(3)	4.51	(9.54)	(9.19)	(24.54)	(20.16)

Other Financial Data
Net cash provided by (used in) operating activities	$117,347	$118,701	$62,857	$(26,757)	$(285)
Net cash provided by (used in) investing activities	(29,424)	(87,092)	(56,499)	(146,137)	13,058
Net cash provided by (used in) financing activities	(3,903)	8,433	572	199,467	(15,799)
Cash dividends per share	—	—	—	—	—

	December 31,
(dollars in thousands)	2007(1)	2006	2005	2004(2)	2003
Balance Sheet Data
Property and equipment, net(4)	$616,584	$284,437	$261,225	$264,542	$59,357
Total assets	889,973	467,019	409,646	406,250	124,623
Long-term debt(5)	353,362	269,436	275,259	171,051	—
Capital and financing method lease obligations(6)	166,482	114,991	60,486	114,034	56,902
Other long-term obligations	59,182	82,941	80,815	68,606	19,248
Stockholders’ equity (deficit)	151,855	(138,335)	(132,009)	(63,941)	(927)

(1)	The significant changes in 2007 reflect the impact of gains on sale of certain data center assets of $180.5 million in June 2007 and CDN assets of $125.2 million in January 2007 and the impact of the loss on debt extinguishment of $45.1 million in June 2007 related to our Subordinated Notes.
(2)	The significant changes in 2004 are the result of the CWA asset acquisition on March 5, 2004.
(3)	For the years ended December 31, 2003 through 2006, the effects of including the incremental shares associated with options, warrants, unvested restricted stock, and Series A Convertible Preferred Stock are anti-dilutive and are not included in the diluted weighted-average common shares outstanding. In addition, all common share information included herein reflects the one-for-fifteen reverse stock split that occurred on June 6, 2006.
(4)	The significant increase in 2007 is a result of $225.8 million spent for the development of four data centers, which were opened during 2007 and costs to develop or expand six data centers, which we expect to open during 2008.
(5)	The significant increase in 2005 is a result of outstanding principal under our Revolving Facility and accrued unpaid interest and principal under our Subordinated Notes.
(6)	The significant decrease in 2005 is a result of our repayment of $53.9 million in outstanding principal and accrued interest under a master lease agreement. The significant increase in 2006 is a result of the financing method obligation of $50.6 million incurred in connection with one of our data centers.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains, in addition to historical information, forward-looking statements within the meaning of the private securities litigation reform act of 1995 that involve risks and uncertainties, including those set forth in the “Business—Risk Factors” section of this report. Our actual results may differ materially from the results discussed in the forward-looking statements. You should read the following discussion together with our consolidated financial statements and the related notes to those financial statements that are included in Part IV, Item 15 of this Annual Report on Form 10-K, beginning on page 35.

EXECUTIVE SUMMARY

We provide information technology, or IT, services including managed hosting, utility computing, colocation, security, network, and professional services through our global infrastructure to businesses and government agencies around the world. Our services are designed to offer a flexible, comprehensive IT solution that meets the specific business and infrastructure needs of our customers. Our suite of products can be purchased individually, in various combinations, or as part of a total or partial outsourcing arrangement. Our point solutions meet the specific needs of customers who require control of their physical assets, while our managed hosting solution provides customers with access to our services and infrastructure without the upfront capital costs. By outsourcing significant elements of their network and IT infrastructure needs, our customers are able to focus on their core business while we ensure the performance of their IT infrastructure. We have over 4,200 customers across all industries with a particular emphasis in the financial services, media and entertainment, software, and government sectors.

Our Services

Although we operate in one operating segment across three geographic locations, we report our revenue by categories of service. On January 1, 2007, we changed the way we report our revenue to reflect our core service offerings. We now report revenue in three categories of services: (1) hosting services, (2) network services, and (3) other services. In the second half of 2007, revenue from other services was eliminated primarily due to the sale of our content delivery network (CDN) assets in January 2007 and the migration of Moneyline Telerate Holdings, Inc. (Telerate), which was acquired by Reuters in 2005, to Reuters products and services. The 2006 and 2005 amounts reported herein have been reclassified to reflect the new categories of revenue. Accordingly, revenue from Reuters, which was previously reported separately in 2006, is now reflected within these three categories of revenue.

Hosting Services provide the core facilities and network infrastructure to run business applications, provide data storage, and redundancy services. Our hosting services are comprised of colocation and managed hosting. Managed hosting also includes utility computing, colocation, managed security services, and professional services. Our hosting services allow our customers to choose the amount of IT infrastructure they prefer to outsource to support their business applications. Customers can scale their use of our services as their own requirements grow and as customers learn the benefits of outsourcing IT infrastructure management.

Network Services are comprised of our managed network services, including managed IP VPN, High Speed Layer-2 VPN and the services marketed under our WAM!Net brand; hosting area network; and bandwidth services, including Tier 1 Internet services and bandwidth sold to wholesale customers. We recently enhanced the performance of our network services by completing the deployment of our Application Transport Network, which provides an enhanced architecture to our network. This architecture ties together our data centers to facilitate a wide variety of integrated network and hosting solutions, including business continuity and disaster recovery, and ties together our hosting and customer sites into a single IP VPN solution.

Other Services are comprised of streaming and caching services that we provided pursuant to a reseller agreement that we entered into with Level 3 Communications, Inc. (Level 3) in connection with the sale of our CDN assets and the services that we provided under our contract with Telerate, which contract was assigned to Reuters in June 2005 in connection with Reuters’ acquisition of Telerate. Revenue from other services was eliminated in the second half of 2007 due to CDN customers having transitioned to Level 3, the completion of the migration of Telerate to Reuters’ products, and the reclassification of $1.4 million of quarterly revenue to network services revenue to reflect the retention of certain network services revenue that we previously expected to be lost.

Business Trends and Outlook

Our financial results continue to be affected by competition in our industry. We expect competitive factors in our industry to continue to affect the prices for our services and our results of operations. Price pressures vary by product and service. Prices for certain network services that we offer have decreased over the past several years, and we have seen a decline in the demand for some of our network services in 2007 due to increased competition and the introduction of new technology by large telecommunications providers.

While we may continue to see decreases in pricing and demand for some of our network services, there has been some stabilization and increases in pricing and demand of other services that we offer. We have seen price increases in our colocation services over the past few years and we believe that prices will continue to remain at these levels in areas where there continues to be a high demand for high grade data center space. In addition, despite the current economic slowdown, we have not experienced a significant change in customer demand for our hosting services. We completed 2007 with encouraging trends as revenue from our managed hosting services grew 27% and revenue from colocation grew 18% compared to 2006. We believe that this is partially due to the potential cost savings that we can offer our customers as they outsource their IT functions.

As we enter 2008, we remain cautious about the worldwide economy and continue to explore new opportunities to enhance the services that we offer in order to differentiate our service offerings from those of our competitors. We intend to focus on the following key areas in 2008:

•	Increasing the quality of our infrastructure and the reliability of our services and client satisfaction through the continued build-out of high grade data center space;

•	Improving the efficiencies in our general and administrative areas through process improvement and increasing overall productivity; and

•	Continuing to explore strategic options for those services which have experienced relatively slow growth in the past in order to allow us to focus on our high growth services.

We regularly review our revenue, gross profit, gross margin and income (loss) from operations to evaluate our financial results and overall performance of our business and to assess trends that may affect our business. The following table presents an overview of these indicators for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2007	2006	2005
Revenue	$793,833	$763,971	$667,012
Gross Profit (1)	339,500	299,047	231,464
Gross Margin (2)	43%	39%	35%
Income (Loss) from Operations (3) (4)	338,000	25,450	(3,676)

(1)	Represents revenue less cost of revenue, excluding depreciation, amortization, and accretion, which is reported separately.
(2)	Represents gross profit, as defined herein, as a percentage of revenue.
(3)	Includes non-cash equity-based compensation expense of $33.7 million, $19.7 million and 2.0 million, respectively.
(4)	Includes the gains on sale of certain data center assets of $180.5 million and CDN assets of $125.2 million during 2007.

Revenue

Our revenue grew 4% during the year ended December 31, 2007, compared to the year ended December 31, 2006. Increases in our hosting revenue reflected continued demand for managed hosting, utility computing, and colocation services and the repricing of certain colocation contracts to market rates, offset by revenue lost in the second half of 2007 due to our sale of certain data center assets. Managed hosting services contributed 27% of total revenue for the year ended December 31, 2007, an increase from 22% for the year ended December 31, 2006.

Network services revenue was down 6% for the year ended December 31, 2007, compared to the year ended December 31, 2006. The decline in network services revenue was primarily due to decreases in bandwidth services and in managed IP VPN revenue, which was slightly offset by hosting customers that continue to increase their use of our HAN services for data transport.

Other services revenue was eliminated in the last half of the year. The $9.4 million of other services revenue included revenue from Telerate, which migrated its customers to Reuters’ products in 2007, and CDN revenue, which was eliminated in connection with our sale of the CDN assets to Level 3 in the first quarter of 2007.

Gross Profit and Gross Margin

Among other financial measures, we use gross profit, defined as revenue less cost of revenue, excluding depreciation, amortization, and accretion, and gross margin, defined as gross profit as a percentage of revenue, to evaluate our business. Gross profit was $339.5 million for the year ended December 31, 2007, an increase of $40.4 million, or 14%, from $299.1 million for the year ended December 31, 2006. The improvement of gross profit throughout the years ended December 31, 2007 and 2006 reflects our efforts to grow revenue from our managed hosting and colocation services, which leverage the fixed cost structure of our data centers. Such improvements were partially offset during the last three quarters of 2007 by the sale of our CDN assets in January 2007, and during the last two quarters of 2007, by the sale of certain data center assets in June 2007. Our gross profit improvement initiatives were also partially offset by incremental operating expenses incurred during the construction of our new data centers, four of which opened in 2007, with additional or expanded data centers scheduled to open in 2008. As a result, gross margin was 43% for the year ended December 31, 2007, compared to 39% for the year ended December 31, 2006.

Income from Operations

Income from operations was $338.0 million for the year ended December 31, 2007, an improvement of $312.5 million, compared to income from operations of $25.5 million for the year ended December 31, 2006. The improvement was due to the gain on sale of our CDN assets of $125.2 million in January 2007, the gain on sale of certain data center assets of $180.5 million in June 2007, revenue growth of $29.8 million, and a decrease in cost of revenue of $10.6 million. These were partially offset by increases in sales, general, and administrative expenses of $16.3 million, which included an increase of $11.2 million of non-cash equity-based compensation, and increases in depreciation, amortization, and accretion of $17.3 million, due to the construction and opening of four new data centers in the second half of 2007 and the deployment of our Application Transport Network, which provides an enhanced architecture to our network.

SIGNIFICANT TRANSACTIONS

Sale of Content Delivery Network Assets

In January 2007, we completed the sale of substantially all of the assets related to our CDN services for $132.5 million, after certain working capital adjustments and the assumption of certain liabilities, pursuant to a purchase agreement dated December 23, 2006. The transaction resulted in net proceeds of $128.3 million, after transaction fees, related costs, and working capital adjustments and we recorded a gain on sale of $125.2 million for the year ended December 31, 2007, all of which was recorded in the first half of the year. We recorded revenue of $19.0 million related to these assets for the year ended December 31, 2006.

Issuance of Convertible Debt

In May 2007, we issued $345.0 million in aggregate principal amount of 3.0% Convertible Senior Notes that are due May 15, 2012 (the Convertible Notes). Interest is payable semi-annually on May 15 and November 15 of each year, commencing November 15, 2007. The initial conversion rate is 14.2086 shares of common stock per $1,000 principal amount of Convertible Notes, subject to adjustment. This represents an initial conversion price of approximately $70.38 per share of common stock. As of December 31, 2007, if the conditions for conversion had been satisfied, the Convertible Notes would have been convertible into 4.9 million shares of our common stock.

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

Debt Extinguishment

In June 2007, we completed the early extinguishment of our Series A Subordinated Notes (the Subordinated Notes) by making cash payments totaling $342.5 million to the noteholders. Such payments included the original principal of $200.0 million, paid-in-kind and make-whole interest of $147.6 million, and an early extinguishment premium of $3.5 million, offset by a negotiated discount to the original contractual extinguishment provisions of $8.6 million. In connection with the extinguishment, we wrote-off the remaining unamortized original issue discount of $23.8 million and the remaining unamortized issuance costs of $0.5 million, and recorded a loss on debt extinguishment of $45.1 million in June 2007.

Sale of Data Center Assets

In June 2007, we sold assets related to two of our data centers located in Santa Clara, California for $190.2 million in cash before fees, the assumption and forgiveness of certain liabilities, including $10.4 million of previously advanced revenue, and the assignment of an operating lease associated with the facilities. In connection with the sale, we recorded a gain on sale of $180.5 million for the year ended December 31, 2007. We recorded revenue of $16.5 million related to these data centers in the first half of 2007 and $32.9 million for the year ended December 31, 2006.

Data Center Development

During the year ended December 31, 2007, we spent $225.8 million for the development of four new data centers that were opened in 2007 and for the development and expansion of six additional data centers that are expected to open in 2008. We also entered into capital leases in 2007 totaling $43.5 million related to the development and expansion of a data center. In addition, during 2007, we commenced two operating leases for data centers that were opened in 2007 and entered into four additional operating leases for data centers that are currently under development and are expected to open in 2008.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-K is not intended to represent the consolidated financial position, results of operations, or cash flows that may be achieved in the future.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Executive Summary of Results of Operations

Revenue increased $29.8 million, or 4%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily as a result of a 22% increase in total hosting, partially offset by declines in network services and other services. Income from operations improved $312.5 million for the year ended December 31, 2007 compared to the year ended December 31, 2006 and includes the gains on the sale of certain data center assets of $180.5 million in June 2007 and CDN assets of $125.2 million in January 2007. Excluding these gains, the improvement in income from operations of $6.8 million was due primarily to the increase in revenue of $29.8 million and a decrease in cost of revenue of $10.6 million, which was partially offset by an increase in costs to support revenue growth, including initial operating expenses for our four new data centers which opened in 2007. Also offsetting the increase in revenue were increases in sales, general, and administrative expenses of $16.3 million and depreciation, amortization, and accretion of $17.3 million. Net income (loss) improved $294.6 million due to the factors previously described.

Revenue. The following table presents revenue by major service category (dollars in thousands):

	Years Ended December 31,
	2007	2006	Dollar Change	Percent Change
Revenue:
Colocation	$258,672	$219,156	$39,516	18%
Managed Hosting	215,946	170,114	45,832	27%

Total Hosting	474,618	389,270	85,348	22%

Network Services(1)	309,856	328,902	(19,046)	(6)%
Other Services(1)	9,359	45,799	(36,440)	(80)%

Total Revenue	793,833	763,971	29,862	4%

Cost of revenue	454,333	464,924	(10,591)	(2)%
Selling, general and administrative expenses	212,402	196,059	16,343	8%

(1)	For the years ended December 31, 2007 and 2006, respectively, $2.8 million and $5.4 million of revenue previously reported as other services revenue has been reclassified as network services revenue to reflect retention of network services revenue SAVVIS had previously anticipated would be eliminated in 2007.

Revenue was $793.8 million for the year ended December 31, 2007, an increase of $29.8 million, or 4%, from $764.0 million for the year ended December 31, 2006. Hosting revenue was $474.6 million for the year ended December 31, 2007, an increase of $85.3 million, or 22%, from $389.3 million for the year ended December 31, 2006. This increase was due primarily to growth in new and existing services, particularly in our managed hosting service offerings and the favorable impact from negotiated price increases for certain colocation contracts to market rates. Network services revenue was $309.8 million for the year ended December 31, 2007, a decrease of $19.1 million, or 6%, from $328.9 million for the year ended December 31, 2006. The decrease was mainly attributed to lower revenue resulting from the sale of certain data center assets in June 2007 and declines in wholesale bandwidth volumes and managed IP VPN revenue, partially offset by hosting customers that continue to increase their use of our networks for data transport. Other services, which is comprised of our CDN services and our Telerate contract, contributed $9.4 million for the year ended December 31, 2007, a decrease of $36.4 million, or 80%, from $45.8 million for the year ended December 31, 2006. This decrease was due to the sale of our CDN assets and the migration of Telerate to Reuters’ products and services. Other services revenue was eliminated in the second half of 2007, due to CDN customers completing the move to Level 3 and Telerate completing the move to Reuters products.

Cost of Revenue. Cost of revenue includes costs of leasing local access lines to connect customers to our Points of Presence, or PoPs; leasing backbone circuits to interconnect our PoPs; indefeasible rights of use, or IRUs, operations and maintenance; rental costs, utilities, and other operating costs for hosting space; and salaries and related benefits for engineering, service delivery and provisioning, customer service, consulting services and operations personnel who maintain our network, monitor network performance, resolve service issues, and install new sites. Cost of revenue excludes depreciation, amortization, and accretion, which are reported separately. Cost of revenue was $454.3 million for the year ended December 31, 2007, a decrease of $10.6 million, or 2%, from $464.9 million for the year ended December 31, 2006. This decrease was primarily driven by lower costs resulting from the lower network costs due to the sale of certain data center assets in June 2007 and our revenue and margin growth strategies to migrate customers toward managed hosting services that better leverage the fixed cost structure of our data centers, partially offset by a $2.7 million increase in non-cash equity-based compensation. Gross profit was $339.5 million for the year ended December 31, 2007, an increase of $40.4 million, or 14%, from $299.1 million for the year ended December 31, 2006. Gross margin increased to 43% for the year ended December 31, 2007 compared to 39% for the year ended December 31, 2006.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses include sales and marketing salaries and related benefits; product management, pricing and support salaries and related benefits; sales commissions and referral payments; advertising, direct marketing and trade show costs; occupancy costs; executive, financial, legal, tax and administrative support personnel and related costs; professional services, including legal, accounting, tax and consulting services; and bad debt expense. Sales, general, and administrative expenses were $212.4 million for the year ended December 31, 2007, an increase of $16.3 million, or 8%, from $196.1 million for the year ended December 31, 2006. Sales, general, and administrative expenses as a percentage of revenue were 27% for the year ended December 31, 2007 compared to 26% for the year ended December 31, 2006. This increase was primarily driven by an $11.2 million increase in non-cash equity-based compensation.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion expense consists primarily of the depreciation of property and equipment, amortization of intangible assets, and accretion related to the aging of the discounted present value of certain liabilities and unfavorable long-term fixed price contracts assumed in acquisitions. Depreciation, amortization, and accretion expense was $94.8 million for the year ended December 31, 2007, an increase of $17.3 million, or 22%, from $77.5 million for the year ended December 31, 2006. This increase was driven by $348.6 million of capital expenditures incurred during 2007, including $225.8 million we spent to develop four new data centers opened in 2007 and to commence the development or expansion of six data centers which are expected to be completed in 2008.

Gain on Sales of Assets. As previously described herein, after transaction fees and related costs and working capital adjustments, the sale of certain data center assets resulted in a gain of $180.5 million, and the sale of our CDN Assets resulted in a gain of $125.2 million.

Loss on Debt Extinguishment. As previously described herein, in connection with the extinguishment of our Subordinated Notes in June 2007, we recorded a loss on debt extinguishment of $45.1 million.

Net Interest Expense and Other. Net interest expense and other was $40.9 million for the year ended December 31, 2007, a decrease of $26.6 million, or 39%, from $67.5 million for the year ended December 31, 2006. The decrease was due primarily to the elimination of $27.1 million of interest on the Subordinated Notes, the $5.9 million of amortization of original issue discount and debt issuance costs associated with the Subordinated Notes, the absence of interest expense on our Revolving Facility in 2007, and interest income earned on higher invested cash and cash equivalent balances in 2007. This decrease was partially offset by the interest associated with our issuance of the 3.0% Convertible Notes and incremental interest expense on new capital leases of $3.1 million. Cash paid for interest was $20.3 million for the year ended December 31, 2007, an increase of $4.5 million, or 28%, from $15.8 million for the year ended December 31, 2006 due to the payment of semi-annual interest payments on our Convertible Notes, which were issued in 2007, and the lack of interest payments made in 2006 on our Subordinated Notes, which accrued interest until extinguishment.

The following table presents the components of net interest expense and other for the periods presented (dollars in thousands):

	Years Ended December 31,
	2007	2006	Dollar Change	Percentage Change
Interest expense and other, net
Interest expense	$54,169	$69,808	$(15,639)	(22)%
Interest income	(13,588)	(2,690)	(10,898)	405%
Other (income) expense	315	385	(70)	(18)%

Total interest expense and other, net	$40,896	$67,503	$(26,607)	(39)%

Net Income (Loss) before Income Taxes. Net income (loss) before income taxes for the year ended December 31, 2007 was $252.0 million, an improvement of $294.1 million from a net loss before taxes of $42.1 million for the year ended December 31, 2006, primarily driven by the gain on sales of assets of $305.7 million and other factors previously described.

Income Tax Expense (Benefit). Income tax expense for the year ended December 31, 2007 was $1.4 million compared to $1.9 million for the year ended December 31, 2006. This reduction in income tax expense was due primarily to our 2006 tax return to provision adjustment made in 2007 as a result of a lower than expected actual income tax obligation in 2006.

Net Income (Loss). Net income for the year ended December 31, 2007 was $250.6 million, an improvement of $294.6 million from a net loss of $44.0 million for the year ended December 31, 2006, primarily driven by the gain on sales of assets of $305.7 million and other factors previously described.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Executive Summary of Results of Operations

Revenue increased $97.0 million, or 15%, for the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily as a result of significant increases in hosting, partially offset by a decline in other services. Income from operations improved $29.1 million, or 792%, for the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily as a result of the increase in revenue and the absence of restructuring and integration costs incurred in 2005 of $3.3 million and $2.7 million, respectively. These were offset by increases in cost of revenue of $29.4 million, sales, general, and administrative expenses of $41.9 million, and depreciation, amortization, and accretion of $2.7 million. Net loss before income taxes improved $27.0 million, or 39%, as a result of the factors previously described. Net loss improved $25.1 million, or 36%, due to the factors previously described but was partially offset by an increase in income tax expense of $1.9 million for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Revenue. The following table presents revenue by major service category (dollars in thousands):

	Years Ended December 31,
	2006	2005	Dollar Change	Percent Change
Revenue:
Colocation	$219,156	$165,718	$53,438	32%
Managed Hosting	170,114	133,307	36,807	28%

Total Hosting	389,270	299,025	90,245	30%

Network Services(1)	328,902	317,372	11,530	4%
Other Services(1)	45,799	50,615	(4,816)	(10)%

Total Revenue	763,971	667,012	96,959	15%

Cost of revenue	464,924	435,548	29,376	7%
Selling, general and administrative expenses	196,059	154,167	41,892	27%

(1)	For both years ended December 31, 2006 and 2005, $5.4 million of revenue previously reported as other services revenue has been reclassified as network services revenue to conform to current presentation.

Revenue was $764.0 million for the year ended December 31, 2006, an increase of $97.0 million, or 15%, from $667.0 million for the year ended December 31, 2005. Total hosting revenue was $389.3 million for the year ended December 31, 2006, an increase of $90.3 million, or 30%, from $299.0 million for the year ended December 31, 2005. This increase was due primarily to growth in existing service offerings and price increases for colocation contracts renewed during 2006. Network services revenue was $328.9 million for the year ended December 31, 2006, an increase of $11.5 million, or 4%, from $317.4 million for the year ended December 31, 2005. The increase was due primarily to new sales activity and growth in existing services. Other services revenue was $45.8 million for the year ended December 31, 2006, a decrease of $4.8 million, or 10%, from $50.6 million for the year ended December 31, 2005. The decrease was due primarily to the reduction of services purchased by Reuters under our Telerate contract, due to the Reuters acquisition of Telerate, and usage volatility and reduced pricing for content delivery services.

Cost of Revenue. Cost of revenue was $464.9 million for the year ended December 31, 2006, an increase of $29.4 million, or 7%, from $435.5 million for the year ended December 31, 2005. This increase was primarily driven by an expanded cost base to support revenue growth. Gross profit was $299.1 million for the year ended December 31, 2006, an increase of $67.6 million, or 29%, from $231.5 million for the year ended December 31, 2005. Gross margin increased to 39% for the year ended December 31, 2006 compared to 35% for the year ended December 31, 2005.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses were $196.1 million for the year ended December 31, 2006, an increase of $41.9 million, or 27%, from $154.2 million for the year ended December 31, 2005. Sales, general, and administrative expenses as a percentage of revenue were 26% for the year ended December 31, 2006 compared to 23% for the year ended December 31, 2005. This increase was primarily driven by additional costs incurred to support revenue growth and a $15.1 million increase in non-cash equity-based compensation resulting from a required change in equity-based compensation accounting and additional equity grants in 2006.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion expense was $77.5 million for the year ended December 31, 2006, an increase of $2.7 million, or 4%, from $74.9 million for the year ended December 31, 2005.

Net Interest Expense and Other. Net interest expense and other was $67.5 million for the year ended December 31, 2006, an increase of $2.1 million, or 3%, from $65.4 million for the year ended December 31, 2005. The increase was due primarily to non-cash interest and the amortization of the original issue discount and debt issuance costs associated with the Subordinated Notes of $5.9 million. Net interest expense and other in 2005 also included the write-off of deferred financing costs of $2.7 million associated with the repayment of the GECC capital lease in June 2005. Cash paid for interest was $15.8 million for the year ended December 31, 2006, an increase of $1.0 million, or 7%, from $14.8 million for the year ended December 31, 2005. This increase was primarily driven by interest payments on our financing obligation lease of $2.2 million, partially offset by lower interest on our Revolving Facility for the year ended December 31, 2006 compared to the interest rate on the GECC capital lease utilized in the first half of 2005.

The following table presents the components of net interest expense and other for the periods presented (dollars in thousands):

	Years Ended December 31,
	2006	2005	Dollar Change	Percentage Change
Interest expense and other, net
Interest expense	$69,808	$63,357	$6,451	10%
Interest income	(2,690)	(1,028)	(1,662)	162%
Other (income) expense	385	3,064	(2,679)	(87)%

Total interest expense and other, net	$67,503	$65,393	$2,110	3%

Net Loss before Income Taxes. Net loss before income taxes for the year ended December 31, 2006 was $42.1 million, an improvement of $27.0 million, or 39%, from a net loss before income taxes of $69.1 million for the year ended December 31, 2005, primarily driven by the factors previously described.

Income Tax Expense (Benefit). Income tax expense for the year ended December 31, 2006 was $1.9 million compared to no expense in the year ended December 31, 2005. This increase was due to the 2006 provision for U.S. and state alternative minimum taxes.

Net Loss. Net loss for the year ended December 31, 2006, was $44.0 million, an improvement of $25.1 million, or 36%, from a net loss of $69.1 million for the year ended December 31, 2005, primarily driven by the factors previously described.

Accreted and Deemed Dividends on Series A Convertible Preferred Stock. We recorded accretion and deemed dividends as a reduction to net loss for earnings per share calculations and presentation. In June 2006, the Series A Convertible Preferred Stock (Series A Preferred) was exchanged for our common stock. A deemed dividend of $240.1 million, representing the difference between the fair market value of the shares issued in the exchange and those convertible pursuant to the original conversion terms, was included in net loss attributable to common stockholders and in our earnings per common share calculations for the year ended December 31, 2006. Accrued and unpaid Series A Preferred dividends totaled $105.8 million as of December 31, 2005, and as a result of the preferred for common exchange completed in June 2006, there were no dividends accrued and unpaid as of December 31, 2006. For the years ended December 31, 2006 and 2005, the total accreted and deemed dividends attributable to common shareholders for inclusion in earnings per common share calculations were $262.8 million and $41.7 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Executive Summary of Liquidity and Capital Resources

As of December 31, 2007, our cash and cash equivalents balances totaled $183.1 million. We generated $117.3 million in net cash provided by operating activities during the year ended December 31, 2007, a decrease of $1.4 million, or 1%, from $118.7 million for the year ended December 31, 2006. This change was the result of the sale of our CDN and certain data center assets. Net cash used in investing activities during the year ended December 31, 2007 was $29.4 million, a decrease of $57.7 million, or 66%, from $87.1 million for the year ended December 31, 2006. This change was primarily related to cash received from our sale of CDN assets for net proceeds of $128.3 million and sale of data center assets for net proceeds of $190.2 million, which were offset by capital expenditures of $348.6 million, including $225.8 million related to our planned data center additions and expansions. Net cash used in financing activities was $3.9 million for the year ended December 31, 2007, a decrease of $12.3 million, or 146%, from $8.4 million provided by financing activities for the year ended December 31, 2006. This decrease is due to payments of $342.5 million to extinguish the Subordinated Notes, $10.2 million for employee taxes on equity-based instruments, and $8.9 million for issuance costs on the Convertible Notes, as well as the absence of $50.6 million in proceeds received in 2006 for our financing method lease. Such factors were partially offset by cash received upon issuance of our Convertible Notes for $345.0 million and the absence of payments made on our Revolving Facility in 2007.

We believe we have sufficient cash to fund business operations and capital expenditures for at least twelve months from the date of this filing, from cash on hand, operations, and available debt capacity. We may supplement this near-term liquidity with credit facilities and equity or debt financings if favorable financing terms are made available to us. Due to the dynamic nature of our industry and unforeseen circumstances, if we are unable to fully fund cash requirements through operations or available debt capacity, we will need to obtain additional financing through a combination of equity and debt financings, renegotiation of terms on our existing debt, and sales of assets. If any such activities become necessary, there can be no assurance that we would be successful in completing any of these activities on terms that would be favorable to us. As of December 31, 2007, unused availability under our $85.0 million Revolving Facility was $70.6 million, which reflects $14.4 million of outstanding letters of credit, pledged as collateral to support certain facility leases and utility agreements.

The following table presents an overview of key components of our cash flows (dollars in thousands):

	Years Ended December 31,
	2007	2006	2005
Net cash provided by operating activities	$117,347	$118,701	$62,857
Net cash used in investing activities	(29,424)	(87,092)	(56,499)
Payments for capital expenditures	(348,648)	(73,420)	(56,366)
Proceeds from sales of data center and CDN assets	318,530	—	—
Net cash provided by (used in) financing activities	(3,903)	8,433	572
Proceeds from Convertible Notes offering	345,000	—	—
Payments for extinguishment of Series A Subordinated Notes	(342,491)	—	—
Net increase in cash and cash equivalents	84,448	37,527	5,797

Discussion of Changes in Liquidity and Capital Resources

Long-term Debt and Other Financing

The following table sets forth our long-term debt and other financing as of December 31, 2007 and 2006:

	December 31
	2007	2006
3% Convertible Notes	$345,000	$—
15% Subordinated Notes (1)	—	269,436
Other financing (2)	8,362	—
Revolving Credit Facility	—	—
Capital and financing method lease obligations (3)	166,482	114,991

Total long-term debt and other financing	$519,844	$384,427

(1)	The early extinguishment of the Subordinated Notes required total cash payments of $342.5 million to the note holders, including the original principal of $200.0 million, paid-in-kind and make-whole interest of $147.6 million, and an early extinguishment premium of $3.5 million, offset by a negotiated discount to the original contractual extinguishment provisions of $8.6 million.
(2)	Other financing includes borrowings under our Cisco loan agreement, for which the weighted-average interest rate was 6.50% as of December 31, 2007. The amount presented in the table above includes the current amount due of $1.8 million as of December 31, 2007. Payments on the loan are made monthly.
(3)	Capital and financing method lease obligations include capital and financing method leases on certain of our facilities and equipment held under capital leases. The weighted-average interest rates for such leases were 12.70% as of December 31, 2007 and 13.78% as of December 31, 2006. The amounts presented in the table above include the current amounts due of $4.4 million as of December 31, 2007 and $2.1 million as of December 31, 2006. Payments on the leases are made monthly.

Convertible Notes

In May 2007, we issued $345.0 million aggregate principal amount of 3.0% Convertible Senior Notes due May 15, 2012 (the Convertible Notes). Interest is payable semi-annually on May 15 and November 15 of each year, commencing November 15, 2007.

The Convertible Notes are governed by an Indenture dated May 9, 2007, between us, as issuer, and The Bank of New York, as trustee (the Indenture). The Indenture does not contain any financial covenants or restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us. The Convertible Notes are unsecured and are effectively subordinated to our existing or future secured debts to the extent of the assets securing such debt.

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

Upon the occurrence of a change of control as defined in the Indenture or termination of trading, holders of the Convertible Notes have the right, at the holder’s option, to require us to purchase for cash all or a portion of the Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase. Following certain corporate transactions that constitute a change of control, we will increase the conversion rate for a holder who elects to convert the Convertible Notes in connection with such change of control in certain circumstances. In the event of a change in control, the conversion rate may be increased pursuant to the make-whole change of control provisions of the Indenture based on the timing of and applicable stock prices at the time of the change in control event, however, in no event would the total number of shares issuable upon conversion of the Convertible Notes exceed a maximum of 20.2470 shares per $1,000 principal amount of Convertible Notes, subject to anti-dilution adjustments, or the equivalent of $49.39 per share of common stock or a maximum total of 7.0 million shares of our common stock. The make-whole change of control conversion rate will be reduced over the term of the Convertible Notes from the maximum conversion rate if our common stock exceeds $49.39 per share. If the conditions for conversion had been satisfied as of December 31, 2007, the Convertible Notes would have been convertible into 4.9 million shares of our common stock.

In connection with the issuance of the Convertible Notes, debt issuance costs totaling $8.9 million were deferred and are being amortized to interest expense through the maturity date of the notes, May 15, 2012. Debt issuance costs related to the Convertible Notes, including the impact of amortization, were $7.9 million as of December 31, 2007.

Subordinated Notes

In June 2007, we completed the early extinguishment of our Subordinated Notes by making cash payments totaling $342.5 million to the respective note holders. Such payments included the original principal of $200.0 million, paid-in-kind and make-whole interest of $147.6 million, and an early extinguishment premium of $3.5 million, offset by a negotiated discount to the original contractual extinguishment provisions of $8.6 million. In connection with the extinguishment, we wrote-off the remaining unamortized original issue discount of $23.8 million and the remaining unamortized issuance costs of $0.5 million, and recorded a loss on extinguishment of $45.1 million in June 2007.

Credit Facilities

Revolving Facility. We maintain an $85.0 million revolving credit facility (the Revolving Facility), which includes a $20.0 million letter of credit provision. The Revolving Facility may be used for working capital and other general corporate purposes. The Revolving Facility matures and all outstanding borrowings and unpaid interest are due on December 9, 2008. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined by the Revolving Facility agreement. The Revolving Facility is secured by substantially all of our domestic properties and assets and we may terminate the Revolving Facility prior to maturity. As of December 31, 2007, we had no outstanding principal amounts under the Revolving Facility, but had outstanding letters of credit of $14.4 million and unused availability of $70.6 million. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee.

Loan Agreement and Lease Facility. We maintain a loan and security agreement (the Loan Agreement) and a master lease agreement (the Lease Agreement) with Cisco Systems Capital Corporation. The Loan Agreement provides for borrowings of up to $33.0 million, at an annual interest rate of 6.50%, to purchase network equipment. The Lease Agreement provides a lease facility (the Lease Facility) to lease equipment with borrowings up to $10.0 million, at an annual interest rate based on two-year U.S. Treasury Notes. We also have commitments for the availability of an additional $10.0 million in borrowings. The effective interest rate on current outstanding borrowings ranges from 6.75% to 7.25%. We may utilize up to $3.0 million of the Lease Facility for third party manufactured equipment. The obligations under the Loan Agreement are secured by a first-priority security interest in the equipment purchased with the proceeds from the loan. As of December 31, 2007, we had $8.4 million in outstanding borrowings under the Loan Agreement and $9.4 million outstanding under the Lease Facility.

Debt Covenants

The provisions of our debt agreements contain a number of covenants including, but not limited to, restricting or limiting our ability to incur more debt, pay dividends, and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt agreements and could trigger acceleration of repayment. As of and during the years ended December 31, 2007, 2006, and 2005, we were in compliance with all covenants under the debt agreements, as applicable.

Future Principal Payments

As of December 31, 2007, future principal payments of long-term debt were $1.8 million for each of the years ended December 31, 2008 through December 31, 2011 and $346.2 million for the year ended December 31, 2012. Depending on settlement options we may elect, our Convertible Notes may be settled in cash, shares, or a combination thereof shares and cash. The weighted-average interest rate applicable to our outstanding borrowings was 3.1% as of December 31, 2007 and 15.0% as of December 31, 2006.

Capital and Financing Method Lease Obligations

Capital Lease Obligations. During 2007, we entered into capital leases totaling $43.5 million related to the development and expansion of a data center. In addition, as described further in Note 5 in the accompanying notes to the consolidated financial statements contained later in this Annual Report, we maintain a master lease agreement, under which we acquired $9.4 million of equipment during the year ended December 31, 2007. The outstanding lease obligations recorded as of December 31, 2007, which is net of interest and the current portion of the lease obligation, were $110.5 million, compared with $62.0 million as of December 31, 2006.

Future minimum lease payments due under capital and financing method lease obligations, as of December 31, 2007, were $24.8 million in 2008, $24.2 million in 2009, $24.3 million in 2010, $24.9 million in 2011, $25.0 million in 2012, and $195.7 million thereafter, all of which represent interest using the effective interest method.

Equity Transactions

Stock Options. During 2007, we granted 0.8 million stock options under our Amended and Restated 2003 Incentive Compensation Plan (2003 Plan), with a total compensation expense of $18.1 million to be recognized over the vesting period, using the Black-Scholes option pricing model. Compensation expense associated with stock options was $20.9 million, $9.4 million, and $0.5 million in the years ended December 31, 2007, 2006, and 2005, respectively. Our 2006 expense includes $0.7 million associated with the modification of a term of a former executive’s stock option agreement in March 2006.

Secondary Stock Offering. On January 23, 2007, MLT LLC, which owned 7.6 million, or 14.8%, of the outstanding shares of our common stock at December 31, 2006, sold all such shares under our existing shelf registration statement. We did not receive any of the proceeds of the offering.

Commitments and Contingencies

Our customer contracts generally span multiple periods, which results in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $53.1 million, $14.7 million, $11.6 million, $8.4 million, $8.1 million, and $67.6 million during the years ended December 31, 2008, 2009, 2010, 2011, 2012, and thereafter, respectively. Should we not meet the minimum spending levels in any given term, decreasing termination liabilities, representing a percentage of the remaining contractual amounts, may become immediately due and payable. Furthermore, certain of these termination liabilities are potentially subject to reduction should we experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if we had terminated all of these agreements as of December 31, 2007, the maximum liability would have been $163.5 million. To mitigate this exposure, when possible, we align our minimum spending commitments with customer revenue commitments for related services.

In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in our consolidated balance sheets, such as letters of credit, indemnifications, and operating leases, under which the majority of our facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through December 2022, and may be renewed as circumstances warrant. Our financial instruments are valued based on the estimated amount of exposure and the likelihood of performance being required. Based on our past experience, no claims have been made against these financial instruments nor do we expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, we determined such financial instruments did not have significant value and have not recorded any related amounts in our consolidated financial statements. As of December 31, 2007, we had $14.4 million in letters of credit outstanding under the Revolving Facility, pledged as collateral to support certain facility leases and utility agreements. Also, in connection with the sale of our CDN assets, we agreed to indemnify the purchaser should it incur certain losses due to a breach of our representations and warranties.

We are subject to various legal proceedings and actions arising in the normal course of our business. While the results of all such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of all such proceedings and actions will not have a material adverse effect on our consolidated financial position, results of operation, or cash flows.

One such action in which we are the defendant is an action brought by SiteLite Holdings, Inc., or SiteLite, in the Superior Court of California, County of Orange. SiteLite alleges several business torts and statutory violations related to a contractual relationship with us that we terminated in 2005, including defamation and false advertising, theft of intellectual property and trade secrets, and breach of contract. SiteLite contends that these alleged actions led to a loss of customers, and ultimately, to its bankruptcy. SiteLite seeks $24 million and punitive damages. The litigation is currently in the discovery phase. While no assurances of the outcome of litigation can be provided, we have denied liability and intend to continue to vigorously defend our interests. In January 2008, the court set a trial date for September 15, 2008.

We have employment agreements with key executive officers that contain provisions with regard to base salary, bonus, equity-based compensation, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control.

The following table presents our undiscounted contractual cash obligations as of December 31, 2007 (dollars in thousands):

	Payments Due by Period
	Total	1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt	$399,972	$12,617	$24,882	$362,473	$—
Asset retirement obligations	37,275	2,995	16,773	4,089	13,418
Operating leases	478,584	65,180	113,611	84,966	214,827
Capital lease obligations (1)	247,179	20,297	39,106	40,057	147,719
Financing method lease obligation (2)	71,732	4,529	9,401	9,878	47,924
Unconditional purchase obligations	231,197	115,724	31,329	16,517	67,627

Total contractual cash obligations	$1,465,939	$221,342	$235,102	$517,980	$491,515

(1)	Includes interest payments of $132.3 million over the remaining term of the obligations.
(2)	Represents interest payments over the remaining term of the financing method lease obligation.

CRITICAL ACCOUNTING POLICIES

We have identified the accounting policies below as critical to our business operations and to the understanding of our consolidated financial position and results of operations. For a detailed description on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report. Note that our preparation of this Annual Report requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

We assess collectibility based on a number of factors, including customer payment history and creditworthiness. We generally do not request collateral from our customers although in certain cases we may obtain a security deposit. When evaluating the adequacy of allowances, we maintain an allowance for uncollectibles and specifically analyze accounts receivable, current economic conditions and trends, historical bad debt write-offs, customer concentrations, customer payment history and creditworthiness, and changes in customer payment terms. Delinquent account balances are charged to expense after we have determined that the likelihood of collection is not probable.

Equity-Based Compensation

We recognize equity-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payment.” The fair value of total equity-based compensation for stock options and restricted preferred units is calculated using the Black-Scholes option pricing model which utilizes certain assumptions and estimates that have a material impact on the amount of total compensation cost recognized in our consolidated financial statements. Total equity-based compensation costs for restricted stock units and restricted stock awards are calculated based on the market value of the stock on the date of grant. Total equity-based compensation is amortized to non-cash equity-based compensation expense over the vesting or performance period of the award, as applicable, which typically ranges from three to four years.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides guidance for using fair value techniques to measure assets and liabilities. The standard also provides for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted. Adoption of SFAS 157 did not have a material effect on our consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We do not believe the adoption of SFAS 159 will have a material effect on our consolidated financial position, results of operations, or cash flows.

In August 2007, the FASB issued an exposure draft of proposed FASB Staff Position APB 14-a (the Proposed FSP) which would change the accounting for our Convertible Notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instruments to reflect the issuer’s economic interest cost. Adoption of the Proposed FSP would require the reclassification of approximately $65 million from long-term debt to additional paid-in-capital which would be treated as original issue discount of the Convertible Notes. Higher interest expense would result by recognizing the accretion of the discounted carrying value of the Convertible Notes to their face amount as interest expense over the term of the Convertible Notes. We believe the FASB plans to issue final guidance in the first half of calendar 2008, with an effective date as early as our fiscal year ended 2009. Under the Proposed FSP, early adoption would not be permitted and the new rules would be applied retrospectively to all periods presented. While the Proposed FSP does not change the economic substance or cash flow requirements of the Convertible Notes, our interest expense could increase by approximately $13 million per year.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” SFAS 141(R) amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively to future acquisitions. We do not believe the adoption of SFAS 141(R) will have a material effect on our consolidated financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51.” SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires, once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements will be applied prospectively. We do not believe the adoption of SFAS 160 will have a material effect on our consolidated financial position, results of operations, or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of December 31, 2007, all of our outstanding debt was fixed rate debt and was comprised of $345.0 million outstanding for the Convertible Notes, which bear interest at 3% per annum, and the $8.4 million loan from Cisco, which bears interest at 6.5%. As of December 31, 2006, our outstanding debt included fixed rate debt of $269.4 million outstanding for the Subordinated Notes, which had an interest rate of 15% per annum and were pre-paid by us in June 2007.

Foreign Currency Exchange Rate Risk

We are subject to market risks arising from foreign currency exchange rates. We generally engage in foreign currency forwards hedging transactions to mitigate our foreign exchange risk.

	Years Ended December 31,
	2007	2006	2005
Service revenue denominated in currencies other than the U.S. Dollar	8%	6%	6%
Direct and operating costs incurred in currencies other than the U.S. Dollar (1)	15%	14%	14%

(1)	Excludes depreciation, amortization, and accretion, net restructuring charges, integration costs, and non-cash equity-based compensation.

We have performed a sensitivity analysis as of December 31, 2007, that measures the change in the fair values arising from a hypothetical 10% adverse movement in the exchange rates of the Euro, the British Pound, the Japanese Yen, and the Singapore dollar, our most widely used foreign currencies, relative to the U.S. Dollar with all variables held constant. The aggregate potential change in fair value resulting from a hypothetical 10% change in the above currencies was $3.6 million as of December 31, 2007 and $3.1 million as of December 31, 2006. A gain or loss in fair value associated with these currencies is generally recorded as an unrealized gain or loss on foreign currency translation within accumulated other comprehensive income (loss) in stockholders’ equity (deficit) of the accompanying consolidated balance sheets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The 2007 consolidated financial statements and related notes thereto required by this item begin on page 35 as listed in Item 15 of Part IV of this document.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2007, that materially affected or is reasonably likely to materially affect the internal controls.

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

Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein on page 33.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SAVVIS, Inc.

We have audited SAVVIS, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SAVVIS, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, SAVVIS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SAVVIS, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 20, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

February 20, 2008

ITEM 9B.	OTHER INFORMATION.

No reportable information.

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) of Form 10-K, unless disclosed in this Part III, will be included in our Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the fiscal year ended December 31, 2007, and such information is incorporated herein by reference.

We have a Code of Conduct (“Code”) applicable to all of our employees, officers and directors, including, without limitation, the Chief Executive Officer, the Chief Financial Officer and other senior financial officers. The Code, as well as any waiver of a provision of the Code granted to any senior officer or director or material amendment to the Code, if any, may be found in the “Investors” section of our website at www.savvis.net.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2007, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our 1999 stock option plan, our Amended and Restated 2003 Incentive Compensation Plan, and our employee stock purchase plan:

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	6,346,820	(1)	$26.85	3,030,363	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	6,346,820		$26.85	3,030,363

(1)	Consists of 4,807,293 shares of common stock underlying outstanding options granted under our 1999 Stock Option Plan and our Amended and Restated 2003 Incentive Compensation Plan and 592,219 shares underlying outstanding restricted stock units and 947,308 shares underlying outstanding restricted preferred units granted under our Amended and Restated 2003 Incentive Compensation Plan.
(2)	Includes 400,000 shares of common stock available for issuance under our employee stock purchase plan and 2,630,363 shares of common stock available for issuance under our Amended and Restated 2003 Incentive Compensation Plan.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this report:

1.	Financial Statements

2.	Financial Statement Schedules

The financial statement schedule is included below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the financial statements or notes thereto.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

The following table presents valuation and qualifying accounts for the years ended December 31, 2007, 2006, and 2005:

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses (1)	Deductions	Balance at End of Period
Allowance for Credits and Uncollectibles:
Year ended December 31, 2007	$10,690	$8,163	$(13,793)	$5,060
Year ended December 31, 2006	9,995	18,702	(18,007)	10,690
Year ended December 31, 2005	13,750	19,770	(23,525)	9,995
Original Issue Discount:
Year ended December 31, 2007	$30,627	$—	$(30,627)	$—
Year ended December 31, 2006	43,608	—	(12,981)	30,627
Year ended December 31, 2005	55,740	—	(12,132)	43,608

(1)	Includes allowance for sales credits, a reduction of revenue. Pursuant to certain of our individual customer contracts, we have service level commitments with certain of our customers, including some that are among the largest global companies. To the extent that such service levels are not achieved, or are otherwise disputed due to third party power or service issues, unfavorable weather, or other service interruptions or conditions, we estimate the amount of credits to be issued and record a reduction to revenue, with a corresponding increase in the allowance for credits and uncollectibles.

3.	Exhibits

The following exhibits are either provided with this Form 10-K or are incorporated herein by reference.

Exhibit Index Number	Exhibit Description	Filed with the Form 10-K	Incorporated by Reference
			Form	Filing Date with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1	November 12, 1999	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	January 31, 2000	3.2
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 14, 2002	3.3
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 13, 2004	3.4
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 5, 2005	3.5
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		8-K	June 7, 2006	3.1
3.7	Amended and Restated Bylaws of the Registrant		10-Q	May 15, 2003	3.4
3.8	Amendment to Article V of the Amended and Restated Bylaws		8-K	May 15, 2007	3.1
4.1	Form of Common Stock Certificate		S-1/A	January 31, 2000	4.1
4.2	Indenture, dated as of May 9, 2007, between Registrant and The Bank of New York, as trustee, including the Form of Global Note attached as Exhibit A thereto		8-K	May 10, 2007	4.1
10.1*	1999 Stock Option Plan, as amended		10-K	April 17, 2001	10.1
10.2*	Amendment No. 1 to 1999 Stock Option Plan		10-Q	August 14, 2002	10.1
10.3*	Amendment No. 2 to 1999 Stock Option Plan		10-Q	August 14, 2002	10.2
10.4*	Amendment No. 3 to 1999 Stock Option Plan		10-Q	August 14, 2002	10.3
10.5*	Amended and Restated 2003 Incentive Compensation Plan		10-Q	May 5, 2006	10.4
10.6*	Amendment No. 1 to Amended and Restated 2003 Incentive Compensation Plan		10-K	February 26, 2007	10.6
10.7*	Amendment No. 2 to Amended and Restated 2003 Incentive Compensation Plan		8-K	May 15, 2007	10.1
10.8*	Amendment No. 3 to Amended and Restated 2003 Incentive Compensation Plan		10-Q	July 31, 2007	10.3
10.9*	Amended and Restated Employee Stock Purchase Plan of Registrant		10-Q	October 31, 2007	10.1
10.10*	Form of Incentive Stock Option Agreement under the 1999 Stock Option Plan		S-1/A	December 30, 1999	10.2
10.11*	Form of Non-Qualified Stock Option Agreement under the 1999 Stock Option Plan		10-K	February 28, 2003	10.7
10.12*	Form of Non-Qualified Stock Option Agreement under the 2003 Incentive Compensation Plan		10-Q	October 30, 2003	10.1
10.13*	Form of Stock Unit Agreement under the 2003 Incentive Compensation Plan		8-K	August 23, 2005	10.1
10.14*	Form of Restricted Stock Agreement under the 2003 Incentive Compensation Plan		10-K	February 28, 2006	10.12
10.15*	Employment Agreement dated March 13, 2006, between the Registrant and Philip J. Koen.		10-Q	May 5, 2006	10.2
10.16*	First Amendment to Employment Agreement dated as of August 31, 2006, between the Registrant and Philip J. Koen.		10-Q	November 1, 2006	10.1
10.17*	Employment Agreement dated March 29, 2006, between the Registrant and Jonathan C. Crane		10-Q	May 5, 2006	10.3
10.18*	First Amendment to Employment Agreement dated as of May 31, 2006, between the Registrant and Jonathan C. Crane		10-Q	July 31, 2006	10.3
10.19*	Second Amendment to Employment Agreement dated as of August 31, 2006, between the Registrant and Jonathan C. Crane		10-Q	November 1, 2006	10.2
10.20*	Employment Agreement dated October 1, 2006, between the Registrant and Jeffrey H. Von Deylen		8-K	September 29 , 2006	10.1

10.21*	Employment Agreement, dated August 7, 2000, as amended, between Registrant and Richard Warley		10-K	February 28, 2006	10.16
10.22*	Amended and Restated Employment Agreement dated March 5, 2004, between SAVVIS Communications Corporation, a Missouri corporation (“SAVVIS”) and Timothy Caulfield		10-K	February 26, 2007	10.22
10.23*	Form of Employment, Confidentiality, Severance and Non-Competition Agreement.		10-Q	November 1, 2006	10.3
10.24+	Credit Agreement dated June 10, 2005 by and among SAVVIS, Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent		8-K	June 16, 2005	10.1
10.25	Amendment No. 1 to Credit Agreement dated December 2, 2005 among SAVVIS, Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent		10-K	February 28, 2006	10.19
10.26	Consent and Amendment No. 2 to Credit Agreement dated June 30, 2006, among SAVVIS, the Registrant, , the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent		10-Q	July 31, 2006	10.4
10.27	Amendment No. 3 to Credit Agreement dated December 18, 2006, among SAVVIS, the Registrant, , the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent		8-K	December 20, 2006	10.3
10.28	Consent and Amendment No. 4 to Credit Agreement dated December 21, 2006, among SAVVIS, the Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent		10-K	February 26, 2007	10.28
10.29	Consent and Amendment No. 5 to Credit Agreement dated as of May 3, 2007, by and among SAVVIS, the Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent		8-K	May 9, 2007	10.1
10.30	Consent and Amendment No. 6 to Credit Agreement dated as of October 25, 2007, by and among SAVVIS, the Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent	X
10.31	Consent and Amendment No. 7 to Credit Agreement dated as of December 5, 2007, by and among SAVVIS, the Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent	X
10.32	Security Agreement dated June 10, 2005, by and among SAVVIS, the grantor parties thereto, and Wells Fargo Foothill, Inc., as the administrative agent for the lender parties		8-K	June 16, 2005	10.2
10.33	Guaranty Agreement dated June 10, 2005, by and among SAVVIS, the grantor parties thereto, and Wells Fargo Foothill, Inc., as the administrative agent for the lender parties.		8-K	June 16, 2005	10.3
10.34	Trademark Security Agreement dated June 10, 2005, by and among SAVVIS, the grantor parties thereto, and Wells Fargo Foothill, Inc., as the administrative agent for the lender parties		8-K	June 16, 2005	10.4
10.35	Patent Security Agreement dated June 10, 2005, by and among SAVVIS, the grantor parties thereto, and Wells Fargo Foothill, Inc., as the administrative agent for the lender parties		8-K	June 16, 2005	10.5
10.36	Loan and Security Agreement dated December 18, 2006, by and between SAVVIS and Cisco Systems Capital Corporation		8-K	December 20, 2006	10.1
10.37	First Amendment to Loan and Security Agreement dated July 31, 2007, by and between SAVVIS and Cisco Systems Capital Corporation		10-Q	October 31, 2007	10.2
10.38	Second Amendment to Loan and Security Agreement dated December 21, 2007, by and between SAVVIS and Cisco Systems Capital Corporation	X
10.39	Guaranty Agreement dated December 18, 2006, by and between the Registrant and Cisco Systems Capital Corporation		8-K	December 20, 2006	10.2
10.40	Investor Rights Agreement, dated as of March 6, 2002, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on the signature pages thereto, Reuters Holdings Switzerland SA and the other Investors (as defined therein)		8-K	March 27, 2002	10.2

10.41	Amendment No. 1, dated June 28, 2002, to the Investor Rights Agreement, dated as of March 6, 2002, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on the signature pages thereto, Reuters Holdings Switzerland SA and the Other Investors (as defined therein)	8-K	July 8, 2002	10.2
10.42	Amendment No. 2, dated as of May 10, 2006, to the Investors Rights Agreement, among the Registrant, Welsh, Carson, Andersen & Stowe VIII, L.P., and the other investors named therein	8-K	July 5, 2006	10.1
10.43	Lease Agreement, dated as of May 24, 2002, by and between Duke Realty Limited Partnership and SAVVIS	10-Q	August 14, 2002	10.6
10.44	Office Lease between WGP Associates, LLC and SAVVIS	10-K	March 30, 2000	10.27
10.45+	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC Office LLC	10-Q	November 15, 2004	10.2
10.46+	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat LA1 LLC	10-Q	November 15, 2004	10.3
10.47+	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC4 LLC	10-Q	November 15, 2004	10.4
10.48+	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC5 LLC.	10-Q	November 15, 2004	10.5
10.49+	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC8 LLC	10-Q	November 15, 2004	10.6
10.50+	Amended and Restated Lease Agreement dated June 30, 2006, between SAVVIS and Digital Centreport, L.P.	10-Q	July 31, 2006	10.5
10.51	Data Center Lease dated December 21, 2006, by and between SAVVIS and Digital Piscataway, LLC	8-K	December 28, 2006	10.1
10.52+	Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.	10-Q	November 15, 2004	10.7
10.53+	First Amendment, dated as of August 11, 2000, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.	10-Q	November 15, 2004	10.8
10.54+	Second Amendment, dated as of August 11, 2000, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.	10-Q	November 15, 2004	10.9
10.55+	Third Amendment, dated as of November 22, 2000, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.	10-Q	November 15, 2004	10.10
10.56+	Fourth Amendment, dated as of January, 2001, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.	10-Q	November 15, 2004	10.11
10.57+	Fifth Amendment, dated as of February 15, 2001, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.	10-Q	November 15, 2004	10.12
10.58+	Sixth Amendment, dated as of August 7, 2001, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.	10-Q	November 15, 2004	10.13
10.59+	Seventh Amendment, dated as of March 6, 2002, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.	10-Q	November 15, 2004	10.14
10.60+	Eighth Amendment, dated as of March 23, 2002, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.	10-Q	November 15, 2004	10.15

10.61+	Ninth Amendment, dated as of March 23, 2002, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.16
10.62+	Tenth Amendment, dated as of August 27, 2003, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.17
10.63+	Eleventh Amendment, dated as of March, 2004, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.18
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.
*	Compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2008.

SAVVIS, Inc.

By:	/s/ Philip J. Koen
Philip J. Koen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ PHILIP J. KOEN	Chief Executive Officer and Director	February 26, 2008
Philip J. Koen	(principal executive officer)

/s/ JEFFREY H. VON DEYLEN	Chief Financial Officer and Director	February 26, 2008
Jeffrey H. Von Deylen	(principal financial officer and principal accounting officer)

/s/ JAMES E. OUSLEY	Chairman of the Board of Directors	February 26, 2008
James E. Ousley

/s/ JOHN D. CLARK	Director	February 26, 2008
John D. Clark

/s/ CLYDE A. HEINTZELMAN	Director	February 26, 2008
Clyde A. Heintzelman

/s/ THOMAS E. MCINERNEY	Director	February 26, 2008
Thomas E. McInerney

/s/ JAMES P. PELLOW	Director	February 26, 2008
James P. Pellow

/s/ DAVID C. PETERSCHMIDT	Director	February 26, 2008
David C. Peterschmidt

/s/ MERCEDES A. WALTON	Director	February 26, 2008
Mercedes A. Walton

/s/ PATRICK J. WELSH	Director	February 26, 2008
Patrick J. Welsh

SAVVIS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SAVVIS, Inc.

We have audited the accompanying consolidated balance sheets of SAVVIS, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15a. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SAVVIS, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006. Also as discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SAVVIS, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

February 20, 2008

SAVVIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$183,141	$98,693
Trade accounts receivable, less allowance for credits and uncollectibles of $5,060 and $10,690 as of December 31, 2007 and 2006, respectively	51,925	44,949
Prepaid expenses and other current assets	19,548	21,607

Total Current Assets	254,614	165,249

Property and equipment, net	616,584	284,437
Other non-current assets	18,775	17,333

Total Assets	$889,973	$467,019

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Payables and other trade accruals	$57,673	$43,009
Current portion of long-term debt and lease obligations	6,196	2,100
Other accrued liabilities	101,419	94,977

Total Current Liabilities	165,288	140,086

Long-term debt, net of current portion	351,594	269,436
Capital and financing method lease obligations, net of current portion	162,054	112,891
Other accrued liabilities	59,182	82,941

Total Liabilities	738,118	605,354

Commitments and Contingencies (see Note 9)
Stockholders’ Equity (Deficit):
Common stock; $0.01 par value, 1,500,000,000 shares authorized; 52,977,224 and 51,490,697 shares issued and outstanding as of December 31, 2007 and 2006, respectively	530	515
Additional paid-in capital	738,950	699,450
Accumulated deficit	(583,901)	(834,492)
Accumulated other comprehensive loss	(3,724)	(3,808)

Total Stockholders’ Equity (Deficit)	151,855	(138,335)

Total Liabilities and Stockholders’ Equity (Deficit)	$889,973	$467,019

The accompanying notes are an integral part of these consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Years Ended December 31,
	2007	2006	2005
Revenue	$793,833	$763,971	$667,012
Operating Expenses:
Cost of revenue (including non-cash equity-based compensation expense of $5,738, $2,983, and $400) (1)	454,333	464,924	435,548
Sales, general, and administrative expenses (including non-cash equity-based compensation expense of $27,944, $16,723, and $1,603)	212,402	196,059	154,167
Depreciation, amortization, and accretion	94,805	77,538	74,888
Gain on sales of data center and CDN assets	(305,707)	—	—
Integration and restructuring charges, net	—	—	6,085

Total Operating Expenses	455,833	738,521	670,688

Income (Loss) From Operations	338,000	25,450	(3,676)
Loss on debt extinguishment	45,127	—	—
Net interest expense and other	40,896	67,503	65,393

Net Income (Loss) before Income Taxes	251,977	(42,053)	(69,069)
Income tax expense (benefit)	1,386	1,905	—

Net Income (Loss)	250,591	(43,958)	(69,069)
Accreted and deemed dividends on Series A Convertible Preferred stock (2)	—	262,810	41,715

Net Income (Loss) Attributable to Common Stockholders	$250,591	$(306,768)	$(110,784)

Net Income (Loss) per Common Share
Basic	$4.76	$(9.54)	$(9.19)

Diluted	$4.51	$(9.54)	$(9.19)

Weighted-Average Common Shares Outstanding (3)
Basic	52,689,182	32,159,178	12,060,647

Diluted	57,214,622	32,159,178	12,060,647

(1)	Excludes depreciation, amortization, and accretion, which is reported separately.
(2)	Includes $240.1 million of deemed dividends for the year ended December 31, 2006, incurred in connection with the exchange of Series A Convertible Preferred stock for common stock on June 30, 2006.
(3)	Diluted weighted-average common shares outstanding includes 3.2 million common shares for the year ended December 31, 2007, which reflects the dilution impact of the 3% Convertible Notes using the "if-converted" method. For the years ended December 31, 2006 and 2005, the effects of including the incremental shares associated with options, warrants, unvested restricted preferred units, unvested restricted stock units, and unvested restricted stock awards are antidilutive and, as such, are not included in diluted weighted-average common shares outstanding. The increase in weighted-average common shares outstanding for the years ended December 31, 2007 and 2006, was primarily due to the exchange of Series A Convertible Preferred stock for 37.4 million shares of common stock on June 30, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Operating Activities:
Net income (loss)	$250,591	$(43,958)	$(69,069)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	94,805	77,538	74,888
Non-cash equity-based compensation	33,682	19,706	2,003
Accrued interest	33,860	53,973	48,532
(Gain) loss on sales of data center and CDN assets	(305,707)	—	—
Loss on debt extinguishment	45,127	—	—
Other	(862)	292	301
Net changes in operating assets and liabilities, net of effects from sales of assets:
Trade accounts receivable, net	(4,807)	5,663	(2,558)
Prepaid expenses, other current assets, and other non-current assets	(2,838)	(4,226)	(9,113)
Payables, deferred revenue, and other trade accruals	(5,328)	(5,375)	(1,683)
Other accrued liabilities	(21,176)	15,088	19,556

Net cash provided by operating activities	117,347	118,701	62,857

Investing Activities:
Payments for capital expenditures	(348,648)	(73,420)	(56,366)
Proceeds from sales of data center and CDN assets, net	318,530	—	—
Payments for purchases of data center assets	—	(13,817)	—
Other investing activities, net	694	145	(133)

Net cash used in investing activities	(29,424)	(87,092)	(56,499)

Financing Activities:
Proceeds from Convertible Notes offering	345,000	—	—
Proceeds from financing method lease obligation	—	50,600	—
Proceeds from stock option exercises	16,203	20,467	900
Proceeds from borrowings on revolving credit facility	—	—	58,000
Payments for extinguishment of Series A Subordinated Notes	(342,491)	—	—
Payments for employee taxes on equity-based instruments	(10,160)	—	—
Payments for issuance costs on Convertible Notes	(8,866)	—	—
Principal payments under capital lease obligations	(2,720)	(3,185)	(53,880)
Principal payments under revolving credit facility	—	(58,000)	—
Other financing activities, net	(869)	(1,449)	(4,448)

Net cash (used in) provided by financing activities	(3,903)	8,433	572

Effect of exchange rate changes on cash and cash equivalents	428	(2,515)	(1,133)

Net increase in cash and cash equivalents	84,448	37,527	5,797
Cash and cash equivalents, beginning of year	98,693	61,166	55,369

Cash and cash equivalents, end of year	$183,141	$98,693	$61,166

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$20,309	$15,835	$14,824
Cash paid for income taxes	3,667	496	—
Non-cash Investing and Financing Activities:
Accreted and deemed dividends on Series A Convertible Preferred stock	$—	$262,810	$41,715
Assets acquired and obligations incurred under capital leases	43,455	6,637	304
Assets acquired and obligations incurred under financing agreements	18,694	—	—

The accompanying notes are an integral part of these consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Number of Shares Outstanding (1)
	Series A Convertible Preferred Stock	Common Stock	Treasury Stock	Series A Convertible Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2004	202	12,024	(2)	$272,137	$1,804	$(16)	$384,332	$(721,263)	$(935)	$(63,941)
Net loss	—	—	—	—	—	—	—	(69,069)	—	(69,069)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(1,362)	(1,362)
Accreted and deemed dividends on Series A Convertible Preferred stock	—	—	—	41,715	—	—	(41,715)	—	—	—
Beneficial conversion feature of deemed dividends on Series A Convertible Preferred stock	—	—	—	(8,679)	—	—	8,679	—	—	—
Issuance of common stock upon exercise of stock options	—	106	2	—	16	16	868	—	—	900
Issuance of restricted stock	—	10	—	—	1	—	(1)	—	—	—
Repurchase and retirement of common stock	—	(50)	—	—	(8)	—	(330)	(202)	—	(540)
Recognition of deferred compensation costs	—	—	—	—	—	—	2,003	—	—	2,003

Balance at December 31, 2005	202	12,090	—	305,173	1,813	—	353,836	(790,534)	(2,297)	(132,009)

Net loss	—	—	—	—	—	—	—	(43,958)	—	(43,958)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(1,511)	(1,511)
Accreted and deemed dividends on Series A Convertible Preferred stock	—	—	—	22,698	—	—	(22,698)	—	—	—
Beneficial conversion feature of deemed dividends on Series A Convertible Preferred stock	—	—	—	(4,723)	—	—	4,723	—	—	—
Conversion of Series A Convertible Preferred stock to common stock	(202)	37,417	—	(323,148)	(1,481)	—	323,592	—	—	(1,037)
Issuance of common stock upon exercise of stock options	—	1,557	—	—	153	—	20,314	—	—	20,467
Issuance of restricted stock	—	10	—	—	1	—	(1)	—	—	—
Issuance of common stock upon exercise of warrants	—	417	—	—	29	—	(29)	—	—	—
Recognition of deferred compensation costs	—	—	—	—	—	—	19,017	—	—	19,017
Recognition of stock option modification costs	—	—	—	—	—	—	696	—	—	696

Balance at December 31, 2006	—	51,491	—	—	515	—	699,450	(834,492)	(3,808)	(138,335)

Net income	—	—	—	—	—	—	—	250,591	—	250,591
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	84	84
Issuance of common stock upon exercise of stock options	—	1,143	—	—	10	—	16,193	—	—	16,203
Issuance of restricted stock	—	11	—	—	1	—	(1)	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	332	—	—	4	—	(4)	—	—	—
Payments for employee taxes on equity-based instruments	—	—	—	—	—	—	(10,160)	—	—	(10,160)
Recognition of deferred compensation costs	—	—	—	—	—	—	33,472	—	—	33,472

Balance at December 31, 2007	—	52,977	—	$—	$530	$—	$738,950	$(583,901)	$(3,724)	$151,855

(1)	All common share information included herein reflects the one-for-fifteen reverse stock split that occurred on June 6, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data and where indicated)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

SAVVIS, Inc. provides managed information technology, or IT, services including, managed hosting, utility computing, colocation, security, network, and professional services through its global infrastructure to businesses and government agencies around the world.

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

The Company assesses collectibility based on a number of factors, including customer payment history and creditworthiness. The Company generally does not request collateral from its customers although in certain cases it may obtain a security deposit. When evaluating the adequacy of allowances, the Company maintains an allowance for uncollectibles and specifically analyzes accounts receivable, current economic conditions and trends, historical bad debt write-offs, customer concentrations, customer payment history and creditworthiness, and changes in customer payment terms. Delinquent account balances are charged to expense after management has determined that the likelihood of collection is not probable.

Property and Equipment

The Company’s property and equipment primarily include communications and data center equipment, facilities and leasehold improvements, software, and office equipment which are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Useful lives of the Company’s property and equipment are five years for communications and data center equipment and three to seven years for software and office equipment. Facilities and leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease terms, which generally range from one to fifteen years. Maintenance and repair costs are expensed as incurred.

Valuation of Long-Lived Assets

The Company evaluates its long-lived assets for impairment annually or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If the Company determines that the carrying value of a long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a discounted cash flow method using a discount rate determined by management. The estimates of cash flows and discount rates are subject to change due to the economic environment, including such factors as interest rates, expected market returns and volatility of markets served. Management believes its estimates of future cash flows, discount rates, and fair values are reasonable; however, changes in estimates could result in impairment charges. The Company had no asset impairment charges during the years ended December 31, 2007, 2006, or 2005.

Depreciation, Amortization, and Accretion

Depreciation and amortization expense consists primarily of depreciation of property and equipment and assets held under capital lease, as well as amortization of intangible assets and leasehold improvements. Generally, depreciation and amortization is calculated using the straight-line method over the useful lives of the related assets, which range from one to fifteen years. Accretion expense results from aging of the discounted present value of various liabilities, including asset retirement obligations.

Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments as of December 31, 2007 and 2006 using available market information or other appropriate valuation methods. The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the short-term nature of such instruments. The Company is exposed to interest rate volatility with respect to the variable interest rates of its revolving credit facility (see Note 5), which bears interest at current market rates, although there were no balances outstanding on the revolving credit facility as of December 31, 2007 and 2006. The estimated fair value of the Convertible Notes was $282.9 million as of December 31, 2007, while the estimated fair value of the Subordinated Notes was $297.2 million as of December 31, 2006. The Subordinated Notes were extinguished in June 2007 (see Note 5).

Assets Held Under Capital Lease

The Company leases certain of its property and equipment under capital lease agreements. The assets held under capital lease and related obligations are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets held under capital lease. Such assets are amortized over the shorter of the terms of the leases, or the estimated useful lives of the assets, which typically range from two to fifteen years.

Operating Leases

The Company has various operating leases for property and equipment. Terms of equipment leases typically range from three to five years and terms of property leases typically range from one to fifteen years. The Company’s property leases generally include rent increases and, in certain cases, rent holidays which are recorded on a straight-line basis over the underlying lease terms.

Asset Retirement Obligations

The Company records asset retirement obligations for estimated costs to remove leasehold improvements and return leased facilities to their original condition. The value of the obligation is assessed as the present value of the expected future payments to perform these activities. The associated costs of the asset retirement obligation are capitalized and depreciated over the shorter of the related leasehold improvements’ lease term or remaining estimated useful lives.

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

In addition, the Company has service level commitments pursuant to individual customer contracts with certain of its customers. To the extent that such service levels are not achieved, or are otherwise disputed due to third party power or service issues, unfavorable weather, or other service interruptions or conditions, the Company estimates the amount of credits to be issued and records a reduction to revenue, with a corresponding increase in the allowance for credits and uncollectibles. In the event that the Company provides credits or payments to customers related to service level claims, the Company may recover such costs through third party insurance agreements. Insurance proceeds received under these agreements are recorded as an offset to previously recorded revenue reductions.

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

Equity-Based Compensation

The Company recognizes equity-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payment.” The fair value of total equity-based compensation for stock options and restricted preferred units is calculated using the Black-Scholes option pricing model which utilizes certain assumptions and estimates that have a material impact on the amount of total compensation cost recognized in the Company’s consolidated financial statements. Total equity-based compensation costs for restricted stock units and restricted stock awards are calculated based on the market value of the stock on the date of grant. Total equity-based compensation costs are amortized to non-cash equity-based compensation expense over the vesting or performance period of the award, as applicable, which typically ranges from three to four years.

Under SFAS 123(R), compensation cost recognized in the accompanying consolidated statements of operations for the years ended December 31, 2007 and 2006 includes: a) compensation cost for all equity-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all equity-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated for the adoption of SFAS 123(R). Prior to January 1, 2006, the Company accounted for equity-based awards using the recognition and measurement provisions of Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation.” As such, the Company only recognized compensation cost for equity-based awards to the extent such awards were issued with an exercise price below the fair market value of the Company’s common stock on the date of grant.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 was $9.6 million higher, and basic and diluted loss per common share was $0.30 higher, than if the Company had continued to account for equity-based awards under APB 25 and follow the disclosure provisions only of SFAS 123. Prior to and after the adoption of SFAS 123(R), the Company has not realized significant tax benefits of deductions resulting from the exercise of equity-based awards due to the Company’s history of net operating losses.

The following table presents the effect on net loss and net loss per common share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock options granted under the Company’s equity-based compensation plans. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense on a straight-line basis over the options’ vesting periods.

Year Ended December 31, 2005
Net loss attributable to common stockholders, as reported	$(110,784)
Adjusted for:
Equity-based compensation expense	498
Pro forma equity-based compensation expense	(18,567)

Pro forma net loss attributable to common stockholders	$(128,853)

Basic and diluted net loss per common share:
As reported	$(9.19)

Pro forma	$(10.68)

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

Income Taxes

Income taxes are accounted for using the asset and liability method, which provides for the establishment of deferred tax assets and liabilities for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes, applying the enacted statutory tax rates in effect for the years in which differences are expected to reverse. Valuation allowances are established when it is more likely than not that recorded deferred tax assets will not be realized. The Company has provided a full valuation allowance on deferred tax assets arising primarily from tax loss carryforwards and other potential tax benefits according to SFAS 109, “Accounting for Income Taxes,” because the future realization of such benefit is uncertain. As a result, to the extent that those benefits are realized in future periods, they will favorably affect net income or loss.

As described in Note 13, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes.”

Accreted and Deemed Dividends

In June 2006, the Company’s Series A Convertible Preferred stock (the Series A Preferred) was exchanged for shares of the Company’s common stock (the Exchange). In connection with the Exchange, the Company recognized a deemed dividend on the Series A Preferred of $240.1 million, representing the difference between the fair market value of the shares issued in the Exchange and those convertible pursuant to the original conversion terms. The deemed dividend is included in the computation of net loss attributable to common stockholders in the accompanying consolidated statement of operations for the year ended December 31, 2006. Accrued and unpaid Series A Preferred dividends totaled $105.8 million as of December 31, 2005. There were no outstanding Series A Preferred dividends as of December 31, 2007 and 2006. For the years ended December 31, 2006, and 2005, the total accreted and deemed dividends attributable to common shareholders for inclusion in earnings (loss) per common share calculations were $262.8 million and $41.7 million, respectively.

Income (Loss) per Common Share

The Company presents net income (loss) per common share information in accordance with SFAS 128, “Earnings per Share.” Under the provisions of SFAS 128, basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period, excluding unvested restricted stock awards subject to cancellation. Diluted net income (loss) per common share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares represent the incremental common shares issuable for stock option and restricted preferred unit exercises, and unvested restricted stock units and restricted stock awards that are subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted preferred units, restricted stock units, and restricted stock awards is reflected in diluted income (loss) per share by application of the treasury stock method while the dilutive effect from convertible securities is by application of the if-converted method.

The following tables set forth the computation of basic and diluted net income (loss) per common share:

	Years Ended December 31,
	2007	2006	2005
Net income (loss)	$250,591	$(43,958)	$(69,069)
Accreted and deemed dividends of Series A Preferred stock	—	262,810	41,715

Net income (loss) attributable to common stockholders for basic per share calculation	250,591	(306,768)	(110,784)
Add back: Interest expense on Convertible Notes, net of tax effect	7,692	—	—

Net income (loss) attributable to common stockholders for diluted per share calculation	$258,283	$(306,768)	$(110,784)

Weighted-average shares outstanding – basic	52,689,182	32,159,178	12,060,647
Effect of dilutive securities(1):
Convertible Notes	3,182,921	—	—
Stock options	561,696	—	—
Restricted preferred units, restricted stock units, and restricted stock awards	780,823	—	—

Weighted-average shares outstanding – diluted (2)(3)	57,214,622	32,159,178	12,060,647

Net income (loss) per common share:
Basic	$4.76	$(9.54)	$(9.19)

Diluted	$4.51	$(9.54)	$(9.19)

(1)	For the years ended December 31, 2006 and 2005, the assumed conversion of dilutive equity instruments into common stock was anti-dilutive and, therefore, excluded from the calculation of diluted net income (loss) per common share.
(2)	Weighted-average shares outstanding – diluted for the year ended December 31, 2007 excludes 3.5 million anti-dilutive shares related to stock options.
(3)	The increase in weighted-average shares outstanding, basic and diluted, for the years ended December 31, 2007 and 2006, was primarily due to the exchange of Series A Convertible Preferred stock for 37.4 million shares of common stock on June 30, 2006.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from such estimates and assumptions. Estimates used in the Company’s consolidated financial statements include, among others, the allowance for credits and uncollectibles, assumptions used to value equity-based compensation awards, and the valuation of the fair value of certain assets and liabilities assumed in acquisitions.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides guidance for using fair value techniques to measure assets and liabilities. The standard also provides for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted. Adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company does not believe the adoption of SFAS 159 will have a material effect on its consolidated financial position, results of operations, or cash flows.

In August 2007, the FASB issued an exposure draft of proposed FASB Staff Position APB 14-a (the Proposed FSP) which would change the accounting for the Company’s Convertible Notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instruments to reflect the issuer’s economic interest cost. Adoption of the Proposed FSP would require the reclassification of approximately $65 million from long-term debt to additional paid-in-capital, which would be treated as original issue discount of the Convertible Notes. Higher interest expense would result by recognizing the accretion of the discounted carrying value of the Convertible Notes to their face amount as interest expense over the term of the Convertible Notes. The Company believes the FASB plans to issue final guidance in the first half of calendar 2008, with an effective date as early as the Company’s fiscal year ended 2009. Under the Proposed FSP, early adoption would not be permitted and the new rules would be applied retrospectively to all periods presented. While the Proposed FSP does not change the economic substance or cash flow requirements of the Convertible Notes, the Company’s interest expense could increase by approximately $13 million per year.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” SFAS 141(R) amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively to future acquisitions. The Company does not believe the adoption of SFAS 141(R) will have a material effect on its consolidated financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51.” SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires, once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements will be applied prospectively. The Company does not believe the adoption of SFAS 160 will have a material effect on its consolidated financial position, results of operations, or cash flows.

NOTE 3—SALES OF ASSETS

Content Delivery Network Assets

In January 2007, the Company completed the sale of substantially all of the assets related to its content delivery network services (the CDN Assets) for $132.5 million, after certain working capital adjustments and the assumption of certain liabilities, pursuant to a purchase agreement dated December 23, 2006 (the CDN Purchase Agreement). The transaction resulted in net proceeds of $128.3 million, after transaction fees, related costs, and working capital adjustments and the Company recorded a gain on sale of $125.2 million for the year ended December 31, 2007, all of which was recorded in the first half of the year. The Company recorded revenue of $19.0 million related to these assets for the year ended December 31, 2006.

The CDN Purchase Agreement contains representations, warranties and covenants of the Company, including certain tax and intellectual property representations and warranties. In connection therewith, the Company agreed to indemnify the buyer for a period of up to six years for breaches of certain intellectual property representations, warranties, and covenants up to, but not to exceed, the amount of the purchase price, net of working capital adjustments, or $132.5 million. The Company believes the potential for performance under the indemnification is unlikely and, therefore, has not recorded any related liabilities in its accompanying consolidated balance sheet as of December 31, 2007.

Data Center Assets

In June 2007, the Company sold assets related to two of its data centers located in Santa Clara, California for $190.2 million in cash before fees, the assumption and forgiveness of certain liabilities, and the assignment of an operating lease associated with the facilities. In connection with the sale, the Company recorded a gain on sale of $180.5 million for the year ended December 31, 2007. The Company recorded revenue of $16.5 million related to these data centers in the first half of 2007 and $32.9 million for the year ended December 31, 2006.

NOTE 4—PROPERTY AND EQUIPMENT

The following table presents property and equipment, by major category, as of December 31, 2007 and 2006:

	Useful Lives (in years)	December 31,
		2007	2006
Communications and data center equipment	3-15	$465,047	$373,959
Facilities and leasehold improvements	1-15	487,365	201,570
Software	3-7	52,999	28,270
Office equipment	3-7	32,990	31,600

		1,038,401	635,399
Less accumulated depreciation and amortization		(421,817)	(350,962)

Property and equipment, net		$616,584	$284,437

During the year ended December 31, 2007, the Company spent $225.8 million for the development of four data centers, which were opened during 2007. Such amount also included costs to develop or expand six data centers, which are expected to be completed during 2008.

Depreciation and amortization expense for property and equipment was $79.8 million, $62.9 million, and $54.5 million for the years ended December 31, 2007, 2006, and 2005, respectively.

The following table presents assets held under capital and financing method leases, by major category, which are included in the property and equipment table above, as of December 31, 2007 and 2006:

	Useful Lives (in years)	December 31,
		2007	2006
Communications and data center equipment	3-5	$88,366	$78,664
Facilities and leasehold improvements	2-15	95,330	52,027

		183,696	130,691
Less accumulated amortization		(91,888)	(83,102)

Assets held under capital and financing method leases, net		$91,808	$47,589

During 2007, the Company entered into capital leases, totaling $43.5 million, related to the development and expansion of a data center. In addition, as described further in Note 5, the Company maintains a master lease agreement, under which the Company acquired $9.4 million of equipment during the year ended December 31, 2007.

Amortization expense for assets held under capital and financing method leases was $8.1 million, $5.2 million, and $8.4 million for the years ended December 31, 2007, 2006, and 2005, respectively.

NOTE 5—LONG-TERM DEBT

The following table presents long-term debt as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Convertible Notes	$345,000	$—
Subordinated Notes	—	269,436
Cisco loan facility, net of current portion of $1,768	6,594	—
Revolving credit facility	—	—

Long-term debt	$351,594	$269,436

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

•

upon the occurrence of specified distributions or corporate events described in the Indenture, such as a distribution to stockholders, consolidation, merger, or sale of all or substantially all of the Company’s assets; or

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

Upon the occurrence of a change of control or termination of trading, holders of the Convertible Notes have the right, at the holder’s option, to require the Company to purchase for cash all or a portion of the Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase. Following certain corporate transactions that constitute a change of control, the Company will increase the conversion rate for a holder who elects to convert the Convertible Notes in connection with such change of control in certain circumstances. In the event of a change in control, the conversion rate may be increased pursuant to the make-whole change of control provisions of the Indenture based on the timing of and applicable stock prices at the time of the change in control event, however, in no event would the total number of shares issuable upon conversion of the Convertible Notes exceed a maximum of 20.2470 shares per $1,000 principal amount of Convertible Notes, subject to anti-dilution adjustments, or the equivalent of $49.39 per share of common stock or a maximum total of 7.0 million shares of the Company’s common stock. The make-whole change of control conversion rate will be reduced over the term of the Convertible Notes from the maximum conversion rate if the Company’s common stock exceeds $49.39 per share. As of December 31, 2007, if the conditions for conversion had been satisfied, the Convertible Notes would have been convertible into 4.9 million shares of the Company’s common stock.

The Company has determined that the Convertible Notes contain an embedded derivative requiring bifurcation and separate accounting treatment. Such derivative had a de minimis fair value as of December 31, 2007 and as a result, the Company has not recorded any related amounts in the condensed consolidated financial statements. The Company will remeasure this embedded derivative each reporting period, as applicable, and changes in fair value will be reported in the consolidated statement of operations. The Company has concluded that the contingently issuable shares are dilutive for diluted net income (loss) per common share calculations using the “if-converted” method.

In connection with the issuance of the Convertible Notes, debt issuance costs totaling $8.9 million were deferred and are being amortized to interest expense through the maturity date of the Convertible Notes, May 15, 2012. Debt issuance costs related to the Convertible Notes, net of amortization expense, were $7.9 million as of December 31, 2007.

Subordinated Notes

In June 2007, the Company completed the early extinguishment of its Series A Subordinated Notes (the Subordinated Notes) by making cash payments totaling $342.5 million to the note holders. Such payments included the original principal of $200.0 million, paid-in-kind and make-whole interest of $147.6 million, and an early extinguishment premium of $3.5 million, offset by a negotiated discount to the original contractual extinguishment provisions of $8.6 million. In connection with the extinguishment, the Company wrote-off the remaining unamortized original issue discount of $23.8 million and the remaining unamortized issuance costs of $0.5 million, and recorded a loss on debt extinguishment of $45.1 million in June 2007.

Credit Facilities

Revolving Facility. The Company maintains an $85.0 million revolving credit facility (the Revolving Facility), which includes a $20.0 million letter of credit provision. The Revolving Facility may be used for working capital and other general corporate purposes. The Revolving Facility matures, and all outstanding borrowings and unpaid interest are due, on December 9, 2008. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined by the Revolving Facility agreement. The Revolving Facility is secured by substantially all of the Company’s domestic properties and assets and the Company may terminate the Revolving Facility prior to maturity. As of December 31, 2007, the Company had no outstanding principal amounts under the Revolving Facility, but had outstanding letters of credit of $14.4 million, and unused availability of $70.6 million. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee.

Loan Agreement and Lease Facility. The Company maintains a loan and security agreement (the Loan Agreement) and a master lease agreement (the Lease Agreement) with Cisco Systems Capital Corporation. The Loan Agreement provides for borrowings of up to $33.0 million, at an annual interest rate of 6.50%, to purchase network equipment. The Lease Agreement provides a lease facility (the Lease Facility) to purchase equipment with borrowings up to $10.0 million, at an annual interest rate based on two-year U.S. Treasury Notes. The Company also has commitments for the availability of an additional $10.0 million in borrowings. The effective interest rate on current outstanding borrowings ranges from 6.75% to 7.25%. The Company may utilize up to $3.0 million of the Lease Facility for third party manufactured equipment. The obligations under the Loan Agreement are secured by a first-priority security interest in the equipment. As of December 31, 2007, the Company had $8.4 million in outstanding borrowings under the Loan Agreement and $9.4 million outstanding under the Lease Facility.

Debt Covenants

The provisions of the Company’s debt agreements contain a number of covenants including, but not limited to, restricting or limiting the Company’s ability to incur more debt, pay dividends, and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond the Company’s control. The breach of any of these covenants could result in a default under the Company’s debt agreements and could trigger acceleration of repayment. As of and during the years ended December 31, 2007, 2006, and 2005, the Company was in compliance with all covenants under the debt agreements, as applicable.

Future Principal Payments

As of December 31, 2007, aggregate future principal payments of long-term debt were $1.8 million for each of the years ended December 31, 2008 through December 31, 2011 and $346.2 million for the year ended December 31, 2012. Depending on settlement options at the Company’s election, the Convertible Notes may be settled in cash, shares, or a combination thereof. The weighted-average interest rate applicable to outstanding borrowings was 3.1% and 15.0% as of December 31, 2007 and 2006, respectively.

NOTE 6—CAPITAL AND FINANCING METHOD LEASE OBLIGATIONS

The following table presents future minimum lease payments under capital and financing method leases as of December 31, 2007:

Years Ended December 31,
2008	$24,826
2009	24,220
2010	24,287
2011	24,922
2012	25,013
Thereafter	195,643

Total capital and financing method lease obligations	318,911
Less amount representing interest	(203,993)
Less current portion	(4,428)

Capital and financing method lease obligations, net	$110,490

Financing method lease obligation payments represent interest payments over the term of the lease. Of the remaining obligation of $51.6 million at December 31, 2007, $50.6 million represents a deferred gain that will be realized upon termination of the lease in accordance with accounting rules for financing method leases.

As described in Note 4, during 2007, the Company entered into capital leases, totaling $43.5 million, related to the development and expansion of a data center. The leases contain two renewal options of five years each and rent escalations over the lease terms.

As described in Note 5, the Company maintains a master lease agreement with Cisco Systems Capital Corporation for equipment and had $9.4 million outstanding under the lease as of December 31, 2007.

NOTE 7—OPERATING LEASES

The following table presents future minimum lease payments under operating leases as of December 31, 2007:

Years Ended December 31,
2008	$65,180
2009	60,663
2010	52,948
2011	44,093
2012	40,873
Thereafter	214,827

Total future minimum lease payments	$478,584

During the year ended December 31, 2007, the Company entered into six operating leases for facilities for use as data centers. At December 31, 2007, these leases had an aggregate value of future minimum lease payments of $188.5 million which are reflected in the table above.

Rental expense under operating leases was $63.9 million, $64.3 million, and $59.9 million for the years ended December 31, 2007, 2006, and 2005, respectively.

NOTE 8—OTHER ACCRUED LIABILITIES

The following table presents the components of other accrued liabilities as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Current other accrued liabilities:
Wages, employee benefits, and related taxes	$26,995	$27,285
Deferred revenue	18,827	19,677
Taxes payable	4,816	9,842
Accrued capital expenditures	43,534	11,122
Other current liabilities	7,247	27,051

Current other accrued liabilities	$101,419	$94,977

Non-current other accrued liabilities:
Deferred revenue	$5,044	$21,586
Acquired contractual obligations in excess of fair value and other	18,382	23,837
Asset retirement obligations	23,386	22,716
Other non-current liabilities	12,370	14,802

Non-current other accrued liabilities	$59,182	$82,941

Accrued capital expenditures include approximately $23.2 million as of December 31, 2007, which will be financed under the Company’s Loan Agreement with Cisco when paid. Acquired contractual obligations in excess of fair value and other as of December 31, 2007 and 2006 are amounts remaining from acquisitions related to fair market value adjustments of acquired facility leases and idle capacity on acquired long-term maintenance and power contracts that the Company did not intend to utilize.

NOTE 9—COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s customer contracts generally span multiple periods, which results in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $53.1 million, $14.7 million, $11.6 million, $8.4 million, $8.1 million, and $67.6 million during the years ended December 31, 2008, 2009, 2010, 2011, 2012, and thereafter, respectively. Should the Company not meet the minimum spending levels in any given term, decreasing termination liabilities representing a percentage of the remaining contractual amounts may become immediately due and payable. Furthermore, certain of these termination liabilities are potentially subject to reduction should the Company experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if the Company had terminated all of these agreements as of December 31, 2007, the maximum termination liability would have been $163.5 million. To mitigate this exposure, when possible, the Company aligns its minimum spending commitments with customer revenue commitments for related services.

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in the accompanying consolidated balance sheets, such as letters of credit, indemnifications, and operating leases, under which the majority of the Company’s facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through December 2022, and may be renewed as circumstances warrant. The Company’s financial instruments are valued based on the estimated amount of exposure and the likelihood of performance being required. In management’s past experience, no claims have been made against these financial instruments nor does it expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, the Company determined such financial instruments do not have significant value and has not recorded any related amounts in its consolidated financial statements. As of December 31, 2007, the Company had $14.4 million in letters of credit outstanding under the Revolving Facility, pledged as collateral to primarily support certain facility leases and utility agreements. Also, in connection with the sale of the assets related to the Company’s CDN assets, the Company agreed to indemnify the purchaser should it incur certain losses due to a breach of the Company’s representations and warranties.

The Company is subject to various legal proceedings and actions arising in the normal course of its business. While the results of all such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of all such proceedings and actions will not have a material adverse effect on the Company’s consolidated financial position, results of operation, or cash flows.

One such action in which the Company is the defendant is an action brought by SiteLite Holdings, Inc., or SiteLite, in the Superior Court of California, County of Orange. SiteLite alleges several business torts and statutory violations related to a contractual relationship with the Company which was terminated in 2005, including defamation and false advertising, theft of intellectual property and trade secrets, and breach of contract. SiteLite contends that these alleged actions led to a loss of customers, and ultimately, to its bankruptcy. SiteLite seeks $24 million and punitive damages. The litigation is currently in the discovery phase. While no assurances of the outcome of litigation can be provided, the Company denies liability and intends to continue to vigorously defend its interests. In January 2008, the court set a trial date for September 15, 2008.

The Company has employment agreements with key executive officers that contain provisions with regard to base salary, bonus, equity-based compensation, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control of the Company.

NOTE 10—COMPREHENSIVE INCOME (LOSS)

The following table presents comprehensive income (loss) for the years ended December 31, 2007, 2006, and 2005:

	Years Ended December 31,
	2007	2006	2005
Net income (loss)	$250,591	$(43,958)	$(69,069)
Foreign currency translation gain (loss)	84	(1,511)	(1,362)

Comprehensive income (loss)	$250,675	$(45,469)	$70,431)

NOTE 11—STOCKHOLDERS’ EQUITY (DEFICIT)

On January 23, 2007, MLT LLC, which owned 7.6 million, or 14.8%, of the outstanding shares of the Company’s common stock at December 31, 2006, sold all such shares under the Company’s existing shelf registration statement. The Company did not receive any of the proceeds from the offering.

NOTE 12—EQUITY-BASED COMPENSATION

As of December 31, 2007, the Company had two equity-based compensation plans – the Amended and Restated 2003 Incentive Compensation Plan and the 1999 Stock Option Plan, as amended, collectively referred to herein as the Plans. The Plans provide for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights and cash awards. Any of these awards may be granted as incentives to reward and encourage individual contributions to the Company. As of December 31, 2007, the Plans had 13.7 million shares authorized for grants of equity-based instruments. Stock options generally expire 10 years from the date of grant and have graded vesting over four years. Restricted stock awards granted to non-employee directors have graded vesting over three years. Restricted stock units granted to certain employees have performance features and graded vesting over periods up to four years. Restricted preferred units granted to certain executives have graded vesting over four years. The Company generally issues new shares of common stock upon exercise of equity-based compensation awards.

Compensation expense is recognized over the vesting period for equity-based awards. The Company recognized total non-cash equity-based compensation expense of $33.7 million, $19.7 million, and $2.0 million for the years ended December 31, 2007, 2006, and 2005, respectively. The majority of these amounts were reflected in selling, general, and administrative expenses in the accompanying consolidated statements of operations, with the remainder included in cost of revenue. As of December 31, 2007, the Company had $88.9 million of unrecognized compensation cost related to unvested equity-based compensation that is expected to be ultimately recognized, which includes 0.6 million restricted stock units, less than 0.1 million shares of restricted common stock, 4.1 million stock options with a weighted-average exercise price of $31.61 per common share, and 0.9 million restricted preferred units with a weighted-average exercise price of $8.37 per common share. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.5 years.

The following table presents information associated with the Company’s non-cash equity-based compensation awards for the year ended December 31, 2007 (in thousands, except weighted-average figures):

	Year Ended December 31, 2007
	Restricted Stock Units	Restricted Stock	Options and Restricted Preferred Units	Weighted- Average Exercise Price	Weighted- Average Remaining Life	Total Intrinsic Value of Options and Restricted Preferred Units
Outstanding at beginning of year	1,031	17	7,083	$22.50
Granted	—	12	768	44.50
Exercised	(385)	(7)	(1,456)	42.19
Cancelled / forfeited	(54)	—	(640)	31.94

Outstanding at end of year	592	22	5,755	26.85	8.39 years	$28,201

Exercisable at end of year			720	24.12	6.19 years	6,719

Total intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable. Total intrinsic value of options and restricted preferred units (RPUs) at the time of exercise was $42.5 million, $21.1 million, and $0.5 million for the years ended December 31, 2007, 2006, and 2005, respectively.

During the year ended December 31, 2007, certain restricted stock units (RSUs) and RPUs became vested and were exchanged or exercised by employees for shares of common stock. Under the terms of the award agreements, the Company withheld 0.2 million shares of common stock upon vesting to satisfy employee tax withholding requirements that arose in connection with such vesting. As a result, the Company cash funded the statutory minimum tax withholdings which resulted in a reduction of additional paid-in capital of $10.2 million for the year ended December 31, 2007.

During 2007, the Company granted 0.8 million stock options under the 2003 Plan, with total compensation expense of $18.1 million to be recognized over the vesting period, using the Black-Scholes option pricing model. Compensation expense associated with stock options was $20.9 million, $9.4 million, and $0.5 million in the years ended December 31, 2007, 2006, and 2005, respectively.

The following table presents the Company’s assumptions utilized in the Black-Scholes option pricing model in the determination of the grant date fair value of stock options and RPUs:

	Years Ended December 31,
	2007	2006	2005
Expected volatility	72.4% - 79.7%	96.1% - 99.9%	107.3%
Risk-free interest rate	3.2% - 4.9%	4.6% - 5.2%	3.8%
Expected option life (in years)	2.9 - 3.1	3.0 - 3.5	4.0
Dividend yield	—	—	—

Expected volatility is determined based on historical stock volatility over the expected term of the award. The risk-free interest rate is determined using an interest rate yield on U.S. Treasury instruments with a term equivalent to the award at the date of grant. The expected option life is the calculated term of options based on historical employee exercise patterns experienced for similar awards. The dividend yield is assumed to be zero based on the Company’s intent to not declare dividends in the foreseeable future.

NOTE 13—INCOME TAXES

The following table presents the components of net income (loss) before income taxes for the years ended December 31, 2007, 2006, and 2005:

	Years Ended December 31,
	2007	2006	2005
Domestic operations	$253,034	$(38,864)	$(63,676)
Foreign operations	(1,057)	(3,189)	(5,393)

Net income (loss) before income taxes	$251,977	$(42,053)	$(69,069)

The Company incurred operating losses for financial reporting purposes from inception through December 31, 2006. Prior to 2006, the Company did not record a provision for income taxes because of its cumulative operating loss position. For the year ended December 31, 2006, the Company reported taxable income before net operating loss (NOL) utilization and accordingly recorded a tax provision for related alternative minimum taxes of $1.9 million, which was comprised of $1.4 million for federal taxes and $0.5 million for state taxes. For the year ended December 31, 2007, the Company expects to have taxable income before NOL utilization and, accordingly, has recorded a provision for related alternative minimum taxes of $1.4 million, which was comprised of $1.0 million for federal taxes and $0.4 million for state taxes.

All deferred tax assets, including NOL and minimum tax credit carryforwards, have been fully offset by a valuation allowance. Overall, the Company had a valuation allowance of $143.8 million and $236.2 million as of December 31, 2007 and 2006, respectively, against its net deferred tax assets due to the uncertainty of their ultimate realization.

The following table presents the components of deferred income tax assets and liabilities as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Deferred income tax assets:
Net operating loss carryforwards	$97,071	$131,735
Accrued non-cash interest on Subordinated Notes	—	44,131
Deferred revenue	4,928	8,531
Accrued payroll	1,131	6,666
Allowance for doubtful accounts	2,146	4,475
Non-cash equity-based compensation	6,755	7,648
Fixed assets including leases	19,792	17,129
Alternative minimum tax credit carryforward	2,750	1,905
Other	9,189	13,939

Total deferred tax assets	143,762	236,159
Valuation allowance	(143,762)	(236,159)

Net deferred tax assets	$—	$—

Section 382 of the Internal Revenue Code (IRC) limits the Company’s ability to utilize its U.S. NOLs and other attribute carryforwards against future U.S. taxable income in the event of an ownership change. Management believes that ownership changes, as defined by Section 382 of the IRC, occurred in 2002 and 2007 and that Section 382 would restrict the utilization of pre-2003 NOLs to $4.6 million per year. Using this annual limitation along with the carryforward period, the Company performed an assessment of the realization of its pre-2003 NOLs and adjusted them down to their expected realizable amount. Conversely, management has concluded that the 2007 ownership change should not affect the Company’s ability to utilize its post-2002 NOLs.

As of December 31, 2007, the Company had approximately $216.3 million in U.S. NOLs scheduled to expire between 2020 and 2025, of which $64.6 million is estimated to be subject to the Section 382 annual limitation relating to the ownership change that occurred in 2002. As of December 31, 2007, the Company’s foreign subsidiaries have approximately $31.4 million in NOLs, primarily in the countries of Switzerland, the Netherlands, Singapore, Japan, Thailand, and Hong Kong, each having unlimited carryforward periods.

For the years ended December 31, 2007, 2006, and 2005, income tax expense differed from the statutory federal income tax expense as follows:

	Years Ended December 31,
	2007	2006	2005
Federal tax (benefit) expense, at statutory rate	$88,192	$(14,719)	$(24,175)
State tax (benefit) expense, net of federal tax	9,437	(1,515)	(2,483)
Change in valuation allowance, primarily due to NOLs	(98,217)	15,611	26,163
Change in valuation allowance, alternative minimum taxes	1,386	1,905	—
Permanent items	588	623	495

Income tax expense	$1,386	$1,905	$—

On January 1, 2007, the Company adopted the provisions of FIN 48 and, as a result, recognized a liability of $0.8 million for unrecognized tax benefits. There was no cumulative effect adjustment to retained earnings since the unrecognized tax benefit relates to a taxable temporary difference. As such, no portion of this amount would affect the effective tax rate if recognized. Furthermore, the Company does not expect any significant increase or decrease to its unrecognized tax benefits within the next twelve months. As of December 31, 2007, the Company had unrecognized tax benefits of $0.8 million.

The following table provides a reconciliation of unrecognized tax benefits for the year ended December 31, 2007:

Unrecognized tax benefits at beginning of year	$831
Adjustments to unrecognized tax benefits:
Tax positions taken in prior periods	(93)
Tax positions taken in the current period	13

Unrecognized tax benefits at end of year	$751

The Company has not expensed, and does not maintain any accrual balances for interest and penalties related to unrecognized tax benefits. For future periods in which the Company may incur unrecognized tax benefits or uncertainties, the Company would classify any associated interest and penalties as a component of its income tax provision.

NOTE 14—RETIREMENT SAVINGS PLAN

The Company has a 401(k) retirement savings plan for the benefit of qualified employees. All active employees at least 21 years of age are eligible to participate and may contribute a portion of their compensation to the plan. The Company matched 50% of employee contributions up to a maximum of 8% of total compensation in 2007 and 2006 and 6% in 2005. Company contributions under the plan vest over three years. The Company recorded $5.0 million, $4.4 million, and $3.0 million in employer matching contribution expense during the years ended December 31, 2007, 2006, and 2005, respectively.

NOTE 15—INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

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

The Company’s operations are managed on the basis of three geographic regions, Americas, EMEA (Europe, Middle East, and Africa) and Asia. Management evaluates the performance of such regions and allocates resources to them based primarily on revenue. The Company has evaluated the criteria for aggregation of its geographic regions under SFAS 131 and believes it meets each of the respective criteria set forth therein. The Company’s geographic regions maintain similar sales forces, each of which offer all of the Company’s services due to their similar nature. In addition, the geographic regions utilize similar means for delivering the Company’s services; have similarity in the types of customers receiving the products and services; and distribute the Company’s services over a unified network and using comparable data center facilities and technology. In light of these factors, management has determined that the Company has one reportable segment.

The table below presents selected financial information for the Company’s geographic regions as of and for the years ended December 31, 2007, 2006, and 2005:

	Years Ended December 31,
	2007	2006	2005
Revenue:
Americas	$680,967	$641,221	$548,430
EMEA	86,821	82,364	74,943
Asia	26,045	40,386	43,639

Total revenue	$793,833	$763,971	$667,012

	December 31,
	2007	2006
Property and equipment, net:
Americas	$577,553	$269,919
EMEA	26,462	12,030
Asia	12,569	2,488

Property and equipment, net	$616,584	$284,437

For the years ended December 31, 2007, 2006, and 2005, revenue earned in the U.S. represented approximately 86%, 84%, and 82% of total revenue, respectively. Substantially all of the Company’s other non-current assets reside in the Americas geographic region.

NOTE 16—QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2007 (by quarter)
	First	Second	Third	Fourth
Revenue	$205,248	$200,554	$190,262	$197,769
Cost of revenue (1)	116,675	113,755	112,348	111,555
Income from operations	138,955	192,537	3,734	2,774
Net income (loss)	114,541	133,273	5,269	(2,492)
Net income (loss) attributable to common stockholders	114,541	133,273	5,269	(2,492)
Basic income (loss) per common share (2)	2.20	2.53	0.10	(0.05)
Diluted income (loss) per common share (2)	2.13	2.36	0.10	(0.05)

	Year Ended December 31, 2006 (by quarter)
	First	Second	Third	Fourth
Revenue	$179,955	$189,597	$193,748	$200,671
Cost of revenue (1)	112,969	117,102	116,484	118,369
Income from operations	3,705	6,034	4,085	11,626
Net loss	(12,448)	(11,091)	(13,578)	(6,841)
Net loss attributable to common stockholders (3)	(23,637)	(262,712)	(13,578)	(6,841)
Basic and diluted loss per common share (2)	(1.95)	(19.50)	(0.27)	(0.13)

(1)	Excludes depreciation, amortization, and accretion, which are reported separately.
(2)	Quarterly and annual computations are prepared independently. Therefore, the sum of per share amounts for the quarters may not agree exactly with per share amounts for the year.
(3)	Includes $240.1 million of deemed dividends for the quarter ended June 30, 2006 incurred in connection with the exchange of Series A Convertible Preferred stock for common stock on June 30, 2006.