Form 10-Q
period 2008-03-31
SAVVIS, Inc.
filed 2008-05-07
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 Par Value – 53,373,277 shares as of May 1, 2008

The Exhibit Index begins on page 39.

SAVVIS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$164,642	$183,141
Trade accounts receivable, net of allowance of $5,217 and $5,060, respectively	51,620	51,925
Prepaid expenses and other current assets	22,918	19,548

Total Current Assets	239,180	254,614

Property and equipment, net	628,635	616,584
Other non-current assets	17,898	18,775

Total Assets	$885,713	$889,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Payables and other trade accruals	$52,599	$57,673
Current portion of long-term debt and lease obligations	10,487	6,196
Other current accrued liabilities	82,696	101,419

Total Current Liabilities	145,782	165,288

Long-term debt, net of current portion	361,989	351,594
Capital and financing method lease obligations, net of current portion	167,492	162,054
Other accrued liabilities	58,393	59,182

Total Liabilities	733,656	738,118

Stockholders’ Equity:
Common stock; $0.01 par value, 1,500,000 shares authorized; 53,299 and 52,977 shares issued and outstanding, respectively	533	530
Additional paid-in capital	746,418	738,950
Accumulated deficit	(588,123)	(583,901)
Accumulated other comprehensive loss	(6,771)	(3,724)

Total Stockholders’ Equity	152,057	151,855

Total Liabilities and Stockholders’ Equity	$885,713	$889,973

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenue	$203,283	$205,248
Operating Expenses:
Cost of revenue (including non-cash equity-based compensation of $1,455 and $1,359) (1)	118,651	116,675
Sales, general, and administrative expenses (including non-cash equity-based compensation of $7,486 and $6,420)	53,308	53,171
Depreciation, amortization, and accretion	31,744	21,645
Gain on sale of CDN assets	—	(125,198)

Total Operating Expenses	203,703	66,293

Income (Loss) from Operations	(420)	138,955
Net interest expense and other	2,985	18,337

Income (Loss) before Income Taxes	(3,405)	120,618
Income tax expense	817	6,077

Net Income (Loss)	$(4,222)	$114,541

Net Income (Loss) per Common Share
Basic	$(0.08)	$2.20

Diluted	$(0.08)	$2.13

Weighted-Average Common Shares Outstanding (2)
Basic	53,099	52,024

Diluted	53,099	53,750

(1)	Excludes depreciation, amortization, and accretion, which is reported separately.
(2)

For the three months ended March 31, 2008, the effects of including the incremental shares associated with the Convertible Notes, options, unvested restricted preferred units, unvested restricted stock units, and unvested restricted stock awards are anti-dilutive and, as such, are not included in the weighted-average common shares outstanding.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$(4,222)	$114,541
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	31,744	21,645
Non-cash equity-based compensation	8,941	7,779
Accrued interest	3,421	15,303
(Gain) on sale of CDN assets	—	(125,198)
Other	25	(753)
Net changes in operating assets and liabilities, net of effects from sale of assets:
Trade accounts receivable, net	375	1,574
Prepaid expenses and other current and non-current assets	(3,109)	(3,274)
Payables and other trade accruals	3,911	(990)
Other accrued liabilities	(9,102)	(2,338)

Net cash provided by operating activities	31,984	28,289

Cash Flows from Investing Activities:
Payments for capital expenditures	(43,293)	(35,792)
Proceeds from sale of CDN assets, net	—	128,121
Other investing activities, net	—	495

Net cash provided by (used in) investing activities	(43,293)	92,824

Cash Flows from Financing Activities:
Proceeds from stock option exercises	737	10,450
Payments for employee taxes on equity-based instruments	(2,250)	(9,088)
Principal payments under capital lease obligations	(1,223)	(726)
Other financing activities, net	(673)	—

Net cash provided by (used in) financing activities	(3,409)	636

Effect of exchange rate changes on cash and cash equivalents	(3,781)	1,132

Net increase (decrease) in cash and cash equivalents	(18,499)	122,881
Cash and cash equivalents, beginning of period	183,141	98,693

Cash and cash equivalents, end of period	$164,642	$221,574

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,091	$4,002

Cash paid for income taxes	$322	$1,310

Non-cash Investing and Financing Activities:
Assets acquired and obligations incurred under capital leases	$—	$30,513

Assets acquired and obligations incurred under financing agreements	$21,861	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
Balance at December 31, 2007	52,977	$530	$738,950	$(583,901)	$(3,724)	$151,855
Net loss	—	—	—	(4,222)	—	(4,222)
Foreign currency translation adjustments	—	—	—	—	(3,047)	(3,047)
Issuance of common stock upon exercise of stock options	52	1	737	—	—	738
Issuance of restricted stock	7	—	—	—	—	—
Issuance of common stock upon vesting of stock awards	263	2	(2)	—	—	—
Payments for employee taxes on equity-based instruments	—	—	(2,250)	—	—	(2,250)
Recognition of deferred compensation costs	—	—	8,983	—	—	8,983

Balance at March 31, 2008	53,299	$533	$746,418	$(588,123)	$(6,771)	$152,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular dollars in thousands, except per share data)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

SAVVIS, Inc. (the Company) provides information technology (IT) services including managed hosting, utility computing, colocation, security, network, and professional services through its global infrastructure to businesses and government agencies around the world.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, under the rules and regulations of the U.S. Securities and Exchange Commission (the SEC), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2007. Such audited financial statements are included in the Company’s Annual Report on Form 10-K (the Annual Report) filed with the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its Annual Report.

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. In addition, certain amounts from prior years have been reclassified to conform to the current year presentation.

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

The Company assesses collectibility of accounts receivable based on a number of factors, including customer payment history and creditworthiness. The Company generally does not request collateral from its customers although in certain cases it may obtain a security deposit. The Company maintains an allowance for uncollectibles when evaluating the adequacy of allowances, and specifically analyzes accounts receivable, current economic conditions and trends, historical bad debt write-offs, customer concentrations, customer payment history and creditworthiness, and changes in customer payment terms. Delinquent account balances are charged to expense after management has determined that the likelihood of collection is not probable.

Revenue Recognition

The Company derives the majority of its revenue from recurring revenue streams, consisting primarily of hosting services, which includes managed hosting and colocation, and network services. The Company recognizes revenue for these services as services are provided. Installation fees, although generally billed upon installation, are deferred and recognized ratably over the life of the customer contract. Revenue is recognized when the related service has been provided, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured.

In addition, the Company has service level commitments pursuant to individual customer contracts with certain of its customers. To the extent that such service levels are not achieved or are otherwise disputed due to performance or service issues, unfavorable weather, or other service interruptions or conditions, the Company estimates the amount of credits to be issued and records a reduction to revenue, with a corresponding increase in the allowance for credits and uncollectibles. In the event that the Company provides credits or payments to customers related to service level claims, the Company may recover such costs through third party insurance agreements. Insurance proceeds received under these agreements are recorded as an offset to previously recorded revenue reductions.

Cost of Revenue

Operational expenses include rental costs, power costs, costs for hosting space, and maintenance and operations costs for indefeasible rights of use, as well as salaries and related benefits for engineering, service delivery and provisioning, customer service, and operations personnel. Invoices from communications service providers may exceed amounts the Company believes it owes. The Company’s practice is to identify such variances and engage in discussions with the vendors to resolve disputes. Accruals are maintained for the best estimate of the amount that may ultimately be paid.

Equity-Based Compensation

The Company recognizes equity-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payment.” The fair value of total equity-based compensation for stock options and restricted preferred units is calculated using the Black-Scholes option pricing model which utilizes certain assumptions and estimates that have a material impact on the amount of total compensation cost recognized in the Company’s consolidated financial statements. Total equity-based compensation costs for restricted stock units and restricted stock awards are calculated based on the market value of the Company’s common stock on the date of grant. Total equity-based compensation costs are amortized to non-cash equity-based compensation expense over the vesting or performance period of the award, as applicable, which typically ranges from three to four years.

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

Net Income (Loss) per Common Share

The Company presents net income (loss) per common share information in accordance with SFAS 128, “Earnings per Share.” Under the provisions of SFAS 128, basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period, excluding unvested restricted stock awards subject to cancellation. Diluted net income (loss) per common share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares represent the incremental common shares issuable for stock option and restricted preferred unit exercises, unvested restricted stock units and restricted stock awards that are subject to repurchase or cancellation, and conversion of debt securities. The dilutive effect of outstanding stock options, restricted preferred units, restricted stock units, and restricted stock awards is reflected in diluted net income (loss) per share by application of the treasury stock method while the dilutive effect from convertible securities is by application of the if-converted method.

The following tables set forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(4,222)	$114,541

Weighted-average shares outstanding	53,099	52,024
Effect of dilutive securities (1):
Stock options (2)	—	770
Restricted preferred units (2)	—	394
Restricted stock units and restricted stock awards (2)	—	562

Weighted-average shares outstanding – dilutive (3)	53,099	53,750

Net income (loss) per share:
Basic	$(0.08)	$2.20

Diluted	$(0.08)	$2.13

(1)

For the three months ended March 31, 2008, the effects of including the incremental shares associated with the Convertible Notes and the assumed conversion of dilutive equity instruments into common stock was anti-dilutive and, therefore, excluded from the calculation of diluted net income (loss) per common share.

(2)	As of March 31, 2008, the Company had outstanding 6.3 million stock options, 0.6 million restricted preferred units, and 0.3 million shares of restricted stock units and restricted stock awards.
(3)	Weighted-average shares outstanding – dilutive for the three months ended March 31, 2007 excludes 3.3 million anti-dilutive shares.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from such estimates and assumptions. Estimates used in the Company’s consolidated financial statements include, among others, the allowance for credits and uncollectibles and assumptions used to value equity-based compensation awards.

Recently Issued Accounting Standards

In August 2007, the FASB issued an exposure draft of proposed FASB Staff Position APB 14-a (the Proposed FSP) which would change the accounting for the Company’s Convertible Notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instruments to reflect the issuer’s economic interest cost. Adoption of the Proposed FSP would require the reclassification of approximately $65 million from long-term debt to additional paid-in-capital, which would be treated as original issue discount of the Convertible Notes. Higher interest expense would result by recognizing the accretion of the discounted carrying value of the Convertible Notes to their face amount as interest expense over the term of the Convertible Notes. The Company believes the FASB plans to issue final guidance in the second quarter of 2008, effective for fiscal years beginning on or after December 15, 2008. Under the Proposed FSP, early adoption would not be permitted and the new rules would be applied retrospectively to all periods presented. While the Proposed FSP does not change the economic substance or cash flow requirements of the Convertible Notes, the Company’s interest expense could increase by approximately $13 million per year.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” SFAS 141(R) amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in an acquiree. It also provides disclosure requirements to enable users of financial statements to evaluate the nature and financial effects of a business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively to any future acquisitions. The Company does not believe the adoption of SFAS 141(R) will have a material effect on its consolidated financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This includes qualitative disclosures about objectives for using derivatives by primary risk exposure and by purpose or strategy; information about the volume of the derivative activity; tabular disclosure of the financial statement location and amounts of the gains and losses related to the derivatives; and disclosures about credit-risk related contingent features in derivative agreements. It is effective for fiscal years beginning on or after November 15, 2008, with early adoption encouraged. The Company does not believe the adoption of SFAS 161 will have a material effect on its consolidated financial position, results of operations, or cash flows.

NOTE 3—SALES OF ASSETS

Content Delivery Network Assets

In January 2007, the Company completed the sale of substantially all of the assets related to its content delivery network services (the CDN Assets) for $132.5 million, after certain working capital adjustments and the assumption of certain liabilities, pursuant to a purchase agreement dated December 23, 2006 (the CDN Purchase Agreement). The transaction resulted in net proceeds of $128.3 million, after transaction fees, related costs, and working capital adjustments and the Company recorded a gain on sale of $125.2 million for the three months ended March 31, 2007.

The CDN Purchase Agreement contains representations, warranties and covenants of the Company, including certain tax and intellectual property representations and warranties. In connection therewith, the Company agreed to indemnify the buyer for a period of up to six years for breaches of certain intellectual property representations, warranties, and covenants up to, but not to exceed, the amount of the purchase price, net of working capital adjustments, or $132.5 million. The Company believes the potential for performance under the indemnification is unlikely and, therefore, has not recorded any related liabilities in its accompanying consolidated balance sheet as of March 31, 2008.

Data Center Assets

In June 2007, the Company sold assets related to two of its data centers located in Santa Clara, California for $190.2 million in cash before fees, the assumption and forgiveness of certain liabilities, and the assignment of an operating lease associated with the facilities. In connection with the sale, the Company recorded a gain on sale of $180.5 million for the year ended December 31, 2007. The Company recorded revenue of $16.5 million related to these data centers in the first half of 2007.

NOTE 4—PROPERTY AND EQUIPMENT

The following table presents property and equipment, by major category, as of March 31, 2008 and December 31, 2007:

	Useful Lives (in years)	March 31, 2008	December 31, 2007
Communications and data center equipment	3-15	$488,762	$465,047
Facilities and leasehold improvements	1-15	501,751	487,365
Software	3-7	58,217	52,999
Office equipment	3-7	33,204	32,990

		1,081,934	1,038,401
Less accumulated depreciation and amortization		(453,299)	(421,817)

Property and equipment, net		$628,635	$616,584

Depreciation and amortization expense for property and equipment was $30.2 million and $19.8 million for the three months ended March 31, 2008 and 2007, respectively.

The following table presents property and equipment held under capital and financing method leases, by major category, which represent components of property and equipment included in the table above, as of March 31, 2008 and December 31, 2007:

	Useful Lives (in years)	March 31, 2008	December 31, 2007
Communications and data center equipment	3-5	$96,150	$88,366
Facilities and leasehold improvements	2-15	95,330	95,330

		191,480	183,696
Less accumulated amortization		(95,060)	(91,888)

Property and equipment held under capital and financing method leases, net		$96,420	$91,808

The portion of total depreciation and amortization expense attributable to assets held under capital and financing method leases was $3.2 million and $1.9 million for the three months ended March 31, 2008 and 2007, respectively.

NOTE 5—LONG-TERM DEBT

The following table presents long-term debt as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Convertible Notes	$345,000	$345,000
Cisco loan facility, net of current portion of $4,535 and $1,768, respectively	16,989	6,594
Revolving credit facility	—	—

Long-term debt	$361,989	$351,594

Convertible Notes

In May 2007, the Company issued $345.0 million aggregate principal amount of 3.0% Convertible Senior Notes due May 15, 2012 (the Convertible Notes). Interest is payable semi-annually on May 15 and November 15 of each year, commencing November 15, 2007.

The Convertible Notes are governed by an Indenture dated May 9, 2007, between the Company, as issuer, and The Bank of New York, as trustee (the Indenture). The Indenture does not contain any financial covenants or restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company. The Convertible Notes are unsecured and are effectively subordinated to the Company’s existing or future secured debts to the extent of the assets securing such debt.

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

The initial conversion rate is 14.2086 shares of common stock per $1,000 principal amount of Convertible Notes, subject to adjustment. This represents an initial conversion price of approximately $70.38 per share of common stock. Holders of the Notes may convert their Convertible Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, due to the conversion formulas associated with the Convertible Notes, if the Company’s stock is trading at levels exceeding the conversion price per share of common stock, and if the Company elects to settle the obligation in cash, additional consideration beyond the $345.0 million of gross proceeds received would be required.

The Company has determined that the Convertible Notes contain an embedded derivative requiring bifurcation and separate accounting treatment. Such derivative had a de minimis fair value as of March 31, 2008 and as a result, the Company has not recorded any related amounts in the condensed consolidated financial statements. The Company will remeasure this embedded derivative each reporting period, as applicable, and changes in fair value will be reported in the consolidated statement of operations. The Company has concluded that the contingently issuable shares are dilutive for diluted net income (loss) per common share calculations using the “if-converted” method.

In connection with the issuance of the Convertible Notes, debt issuance costs totaling $8.9 million were deferred and are being amortized to interest expense through the maturity date of the Convertible Notes, May 15, 2012. Debt issuance costs related to the Convertible Notes, net of accumulated amortization, were $7.4 million as of March 31, 2008.

Subordinated Notes

In June 2007, the Company completed the early extinguishment of its Series A Subordinated Notes by making cash payments totaling $342.5 million to the note holders. Such payments included the original principal of $200.0 million, paid-in-kind and make-whole interest of $147.6 million, and an early extinguishment premium of $3.5 million, offset by a negotiated discount to the original contractual extinguishment provisions of $8.6 million. In connection with the extinguishment, the Company wrote-off the remaining unamortized original issue discount of $23.8 million and the remaining unamortized issuance costs of $0.5 million, and recorded a loss on debt extinguishment of $45.1 million in June 2007.

Credit Facilities

Revolving Facility. The Company maintains an $85.0 million revolving credit facility (the Revolving Facility), which includes a $20.0 million letter of credit provision. The Revolving Facility may be used for working capital and other general corporate purposes. The Revolving Facility matures, and all outstanding borrowings and unpaid interest are due, on December 9, 2008. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined by the Revolving Facility agreement. The Revolving Facility is secured by substantially all of the Company’s domestic properties and assets and the Company may terminate the Revolving Facility prior to maturity. As of March 31, 2008, the Company had no outstanding principal amounts under the Revolving Facility, but had outstanding letters of credit of $14.0 million, and unused availability of $71.0 million. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee.

Loan Agreement and Lease Facility. The Company maintains a loan and security agreement (the Loan Agreement) and a master lease agreement (the Lease Agreement) with Cisco Systems Capital Corporation. The Loan Agreement provides for borrowings of up to $33.0 million, at an annual interest rate of 6.50%, to purchase network equipment. The Lease Agreement provides a lease facility (the Lease Facility) to purchase equipment with borrowings up to $10.0 million, at an annual interest rate based on two-year U.S. Treasury Notes. The Company also has commitments for the availability of an additional $10.0 million in borrowings. The effective interest rate on current outstanding borrowings ranges from 5.52% to 7.25%. The Company may utilize up to $3.0 million of the Lease Facility for third party manufactured equipment. The obligations under the Loan Agreement are secured by a first-priority security interest in the equipment. As of March 31, 2008, the Company had $21.5 million in outstanding borrowings under the Loan Agreement and $16.9 million outstanding under the Lease Facility.

Debt Covenants

The provisions of the Company’s debt agreements contain a number of covenants including, but not limited to, restricting or limiting the Company’s ability to incur more debt, pay dividends, and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond the Company’s control. The breach of any of these covenants could result in a default under the Company’s debt agreements and could trigger acceleration of repayment. As of and during the three months ended March 31, 2008 and the year ended December 31, 2007, the Company was in compliance with all applicable covenants under the debt agreements.

Future Principal Payments

As of March 31, 2008, aggregate future principal payments of long-term debt were $3.4 million for the remainder of the year ended December 31, 2008, $4.5 million for each of the years ended December 31, 2009 through 2011, $349.1 million for the year ended December 31, 2012, and $0.5 million for the year ended December 31, 2013. Depending on settlement options at the Company’s election, the Convertible Notes may be settled in cash, shares, or a combination thereof. The weighted-average interest rate applicable to outstanding borrowings was 3.2% and 3.1% as of March 31, 2008 and December 31, 2007, respectively.

NOTE 6—CAPITAL AND FINANCING METHOD LEASE OBLIGATIONS

The following table presents future minimum payments due under capital and financing method leases as of March 31, 2008:

Remainder of 2008	$20,047
2009	26,085
2010	26,152
2011	26,786
2012	26,877
Thereafter	195,618

Total capital and financing method lease obligations	321,565
Less amount representing interest	(198,773)
Less current portion	(5,952)

Capital and financing method lease obligations, net	$116,840

Financing method lease obligation payments represent interest payments over the term of the lease. Of the remaining obligation of $51.7 million at March 31, 2008, $50.6 million represents a deferred gain that will be realized upon termination of the lease in accordance with accounting rules for financing method leases. During March 2008, pursuant to the terms of the existing lease agreement, an automatic extension of the lease term occurred, extending the lease termination date, and recognition of the deferred gain, to February 2022.

NOTE 7—OPERATING LEASES

The following table presents future minimum payments under operating leases as of March 31, 2008:

Remainder of 2008	$52,687
2009	64,874
2010	57,564
2011	48,996
2012	46,280
Thereafter	230,624

Total future minimum lease payments	$501,025

Rental expense under operating leases was $19.2 million and $18.9 million for the three months ended March 31, 2008 and 2007, respectively.

NOTE 8—OTHER ACCRUED LIABILITIES

The following table presents the components of other current and non-current accrued liabilities as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Current other accrued liabilities:
Wages, employee benefits, and related taxes	$12,475	$26,995
Deferred revenue	23,445	18,827
Taxes payable	6,483	4,816
Accrued capital expenditures	34,365	43,534
Other current liabilities	5,928	7,247

Total current other accrued liabilities	$82,696	$101,419

Non-current other accrued liabilities:
Deferred revenue	$5,163	$5,044
Acquired contractual obligations in excess of fair value and other	17,178	18,382
Asset retirement obligations	24,352	23,386
Other non-current liabilities	11,700	12,370

Total non-current other accrued liabilities	$58,393	$59,182

Accrued capital expenditures include approximately $9.4 million as of March 31, 2008, which will be financed under the Company’s Loan Agreement with Cisco when paid. Acquired contractual obligations in excess of fair value and other as of March 31, 2008 and December 31, 2007, represent amounts remaining from acquisitions related to fair market value adjustments of acquired facility leases and idle capacity on acquired long-term maintenance and power contracts that the Company did not intend to utilize.

NOTE 9—COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s customer contracts generally span multiple periods, which results in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $51.9 million, $40.3 million, $34.5 million, $18.0 million, $13.4 million, and $69.1 million during the years ended December 31, 2008, 2009, 2010, 2011, 2012, and thereafter, respectively. Should the Company not meet the minimum spending levels in any given term, decreasing termination liabilities representing a percentage of the remaining contractual amounts may become immediately due and payable. Furthermore, certain of these termination liabilities are potentially subject to reduction should the Company experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if the Company had terminated all of these agreements as of March 31, 2008, the maximum termination liability would have been $227.2 million. To mitigate this exposure, when possible, the Company aligns its minimum spending commitments with customer revenue commitments for related services.

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in the accompanying consolidated balance sheets, such as letters of credit, indemnifications, and operating leases, under which the majority of the Company’s facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through December 2022, and may be renewed as circumstances warrant. The Company’s financial instruments are valued based on the estimated amount of exposure and the likelihood of performance being required. In management’s past experience, no claims have been made against these financial instruments nor does it expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, the Company determined such financial instruments do not have significant value and has not recorded any related amounts in its consolidated financial statements. As of March 31, 2008, the Company had $14.0 million in letters of credit outstanding under the Revolving Facility, pledged as collateral to primarily support certain facility leases and utility agreements. Also, in connection with its sale of the CDN Assets, the Company agreed to indemnify the purchaser should it incur certain losses due to a breach of the Company’s representations and warranties.

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

One such action in which the Company is the defendant is an action brought by SiteLite Holdings, Inc. (SiteLite) in the Superior Court of California, County of Orange. SiteLite alleges several business torts and statutory violations related to a contractual relationship with the Company which was terminated in 2005, including defamation and false advertising, theft of intellectual property and trade secrets, and breach of contract. SiteLite contends that these alleged actions led to a loss of customers, and ultimately, to its bankruptcy. SiteLite seeks $24 million and punitive damages. The litigation is currently in the discovery phase. While no assurances of the outcome of litigation can be provided, the Company denies liability and intends to continue to vigorously defend its interests. In January 2008, the court set a trial date for September 15, 2008.

The Company has employment agreements with key executive officers that contain provisions with regard to base salary, bonus, equity-based compensation, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control of the Company.

NOTE 10—COMPREHENSIVE INCOME (LOSS)

The following table presents comprehensive income (loss) for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(4,222)	$114,541
Foreign currency translation gain (loss)	(3,047)	1,107

Comprehensive income (loss)	$(7,269)	$115,648

NOTE 11—EQUITY-BASED COMPENSATION

As of March 31, 2008, the Company has equity-based compensation plans which provide for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, and cash awards. Any of these awards may be granted as incentives to reward and encourage individual contributions to the Company. As of March 31, 2008, the plans had 13.7 million shares authorized for grants of equity-based instruments, of which 7.2 million shares were associated with outstanding instruments. Stock options generally expire 10 years from the grant date and have graded vesting over four years. Restricted stock units (RSUs) granted to certain employees have included performance features and graded vesting expected over periods up to four years. Restricted preferred units (RPUs) granted to certain executives have graded vesting over four years. Restricted stock awards (RSAs) granted to non-employee directors have graded vesting over three years. The Company generally issues new shares of common stock upon exercise of equity-based compensation awards. As of March 31, 2008, the Company had $86.5 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 2.7 years.

The following table presents information associated with the Company’s equity-based compensation awards for the three months ended March 31, 2008 (in thousands):

	Restricted Stock Units	Restricted Stock	Options and RPUs
Outstanding at beginning of period	592	22	5,755
Granted	—	7	1,670
Delivered/Exercised	(295)	(4)	(366)
Forfeited	(1)	—	(173)

Outstanding at end of period	296	25	6,886

In March 2008 and 2007, certain RSUs and RPUs became vested and were delivered to employees. Under the terms of the award agreements, the Company withheld 0.1 million and 0.2 million shares, respectively, of common stock upon vesting to satisfy employee tax withholding requirements that arose in connection with such vesting. As a result, the Company cash funded the statutory minimum tax withholdings which resulted in a reduction of additional paid-in capital of $2.3 million and $9.1 million for the three months ended March 31, 2008 and 2007, respectively.

NOTE 12—INCOME TAXES

For the three months ended March 31, 2008, the Company recorded income tax expense of $0.8 million on a loss before income taxes of $3.4 million. Comparatively, for the year ended December 31, 2007, the Company recorded income tax expense of $1.4 million on income before income taxes of $252.0 million. Management currently anticipates a pretax loss in 2008, but also income tax expense primarily due to certain jurisdictional minimum taxes on income. Accordingly, income tax expense for 2008 is calculated on a discrete quarterly basis which more accurately reflects income tax expense as it is incurred. As of December 31, 2007, the Company had available U.S. net operating loss (NOL) carryforwards totaling $216.3 million.

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

Selected financial information for the Company’s geographic regions is presented below. For the three months ended March 31, 2008 and 2007, revenue earned in the U.S. represented approximately 84% and 86% of total revenue, respectively.

	Three Months Ended March 31,
	2008	2007
Revenue:
Americas	$171,466	$177,445
EMEA	24,108	21,189
Asia	7,709	6,614

Total revenue	$203,283	$205,248

	March 31, 2008	December 31, 2007
Property and equipment, net:
Americas	$585,514	$577,553
EMEA	29,602	26,462
Asia	13,519	12,569

Total property and equipment, net	$628,635	$616,584

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2007, included in our Annual Report on Form 10-K for such period as filed with the U.S. Securities and Exchange Commission. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) based on current expectations which involve risks and uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. For a discussion of the material factors that could cause actual results to differ materially from the forward-looking statements, you should read “Risk Factors” included in this Form 10-Q.

EXECUTIVE SUMMARY

We provide information technology, or IT, services including managed hosting, utility computing, colocation, security, network, and professional services through our global infrastructure to businesses and government agencies around the world. Our services are designed to offer a flexible, comprehensive IT solution that meets the specific business and infrastructure needs of our customers. Our suite of products can be purchased individually, in various combinations, or as part of a total or partial outsourcing arrangement. Our point solutions meet the specific needs of customers who require control of their physical assets, while our managed hosting solution provides customers with access to our services and infrastructure without the upfront capital costs. By outsourcing significant elements of their network and IT infrastructure needs, our customers are able to focus on their core business while we ensure the performance of their IT infrastructure. We have approximately 4,200 customers across all industries with a particular emphasis in the financial services, media and entertainment, software, and government sectors.

Our Services

Although we operate in one operating segment across three geographic locations, we report our revenue in three categories of services: (1) hosting services, (2) network services, and (3) other services.

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

•

Colocation is designed for customers seeking data center space and power for their server and networking equipment needs. We manage 28 data centers located in the United States, Europe, and Asia with approximately 1.35 million square feet of gross raised floor space, providing our customers around the world with a secure, high-powered, purpose-built location for their IT equipment

•

Managed Hosting Services provide an outsourced solution for a customer’s server and network equipment needs. In providing our managed hosting services, we deploy industry standard hardware and software platforms that are installed in our data centers to deliver the services necessary for operating our customers’ applications. We provide our managed hosting services, including related technology and operations support, on a monthly fee basis. Managed hosting also includes utility computing, colocation, managed security services, and professional services.

Network Services are comprised of our managed network services, including managed IP VPN, High Speed Layer-2 VPN and the services marketed under our WAM!Net brand; hosting area network, or HAN; and bandwidth services, including Tier 1 Internet services and bandwidth sold to wholesale customers. We recently enhanced the performance of our network services by completing the deployment of our Application Transport Network, which provides an enhanced architecture to our network. This architecture ties together our data centers to facilitate a wide variety of integrated network and hosting solutions, including business continuity and disaster recovery, and ties together our hosting and customer sites into a single IP VPN solution.

Other Services are comprised of streaming and caching services that we provided pursuant to a reseller agreement that we entered into with Level 3 Communications, Inc., or Level 3, in connection with the sale of our content delivery network assets, or CDN Assets, and the services that we provided under our contract with Moneyline Telerate Holdings, Inc., or Telerate, which contract was assigned to Reuters in June 2005 in connection with Reuters’ acquisition of Telerate. Revenue from other services was eliminated in the second half of 2007 due to CDN customers having transitioned to Level 3, the completion of the migration of Telerate to Reuters’ products, and the reclassification of $1.4 million of quarterly revenue to network services revenue to reflect the retention of certain network services revenue that we previously expected to be lost.

Business Trends and Outlook

Our financial results continue to be affected by competition in our industry. We expect competitive factors in our industry to continue to affect the prices for our services and our results of operations. Price pressures and demand vary by product and service. Prices for our network services have decreased over the past several years, and we have seen a decline in the demand for some of our network services due to increased competition and the introduction of new technologies by large telecommunications providers. On the other hand, prices for our colocation services over the past few years have increased, and we believe that prices will continue to remain at these levels in areas where there continues to be a high demand for high grade data center space.

While we anticipate continued strong demand for certain of our services, we have recently begun to experience a slowing in sales of our managed hosting services. Historically, the sales process for our managed hosting services required a six to nine month sales cycle, and recently, this sales cycle has lengthened to nine to twelve months. We believe that this slowing may be due to the critical nature of our managed hosting services to our customers IT infrastructure and the consequential lengthening of our customer’s internal decision-making process, as well as our customers’ possible uncertainty regarding general economic conditions in the U.S.

As we continue through 2008, we remain focused on initiatives that we believe will grow our business, including:

•	Increasing the quality of our infrastructure and the reliability of our services and client satisfaction through the continued build-out of high grade data center space;

•	Improving the efficiencies in our general and administrative areas through process improvement and increasing overall productivity; and

•	Continuing to explore strategic options for those services that have experienced relatively slow growth in the past in order to allow us to focus on our high growth services.

We regularly review our revenue, gross profit, gross margin and income (loss) from operations to evaluate our financial results and overall performance of our business and to assess trends that may affect our business. The following table presents an overview of these indicators for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Revenue	$203,283	$197,769	$190,262	$200,554	$205,248
Gross profit (1)	84,632	86,214	77,914	86,799	88,573
Gross margin (2)	42%	44%	41%	43%	43%
Income (loss) from operations (3)(4)	(420)	2,774	3,734	192,537	138,955

(1)	Represents total revenue less cost of revenue, excluding depreciation, amortization, and accretion, which is reported separately.
(2)	Represents gross profit, as defined above, as a percentage of revenue.
(3)	Includes non-cash equity-based compensation expense of $8.9 million, $9.0 million, $8.7 million, $8.2 million, and $7.8 million, respectively.
(4)

Includes the gain on sale of certain data center assets of $180.8 million for the three months ended June 30, 2007, and gain on sale of the CDN Assets of $125.2 million for the three months ended March 31, 2007.

Revenue

Our total revenue for the three months ended March 31, 2008, decreased 1% from the three months ended March 31, 2007. While there was an increase in revenue from hosting of $9.5 million, or 8%, this increase was offset by a $6.3 million decline of network services revenue and the elimination of other services revenue of $5.1 million.

The increase in hosting revenue reflected added colocation revenue from new and existing data centers and continued demand for managed hosting services. Managed hosting services represented 30% of total revenue for the three months ended March 31, 2008, compared to 25% for the three months ended March 31, 2007.

Network services revenue consists of revenue from managed IP VPN services, HAN services, and bandwidth services to wholesale customers. Network services revenue represented 36% of total revenue for the three months ended March 31, 2008, compared to 39% for the three months ended March 31, 2007. HAN services revenues increased 11%, but this increase was offset by the declines in bandwidth volumes and in managed IP VPN revenue.

Other services revenue was eliminated in the last half of 2007. The $5.1 million of other services revenue for the three months ended March 31, 2007 included revenue from Telerate, which migrated its customers to Reuters’ products in 2007, and CDN revenue, which was eliminated in connection with our sale of the CDN Assets to Level 3 in January 2007.

Gross Profit and Gross Margin

Among other financial measures, we use gross profit, defined as revenue less cost of revenue, excluding depreciation, amortization, and accretion, and gross margin, defined as gross profit as a percentage of revenue, to evaluate our business. Gross profit was $84.6 million for the three months ended March 31, 2008, a decrease of $4.0 million, or 5%, from $88.6 million for the three months ended March 31, 2007. The decline of gross profit was the result of a decrease in revenue and an increase in cost of revenue due primarily to increased costs related to new and expanded data centers. As a result, gross margin was 42% for the three months ended March 31, 2008 compared to 43% for the three months ended March 31, 2007.

Income (Loss) from Operations

Loss from operations was $0.4 million for the three months ended March 31, 2008, a decrease of $139.4 million, compared to income of $139.0 million for the three months ended March 31, 2007. Results for the quarter ended March 31, 2007 included the gain on sale of our CDN Assets for $125.2 million. Excluding this gain, income from operations was $13.8 million for the three months ended March 31, 2007. The $14.2 million decrease in income from operations was primarily driven by a $10.1 million increase in depreciation and amortization expense, due to additional capital expenditures related to data center development.

SIGNIFICANT TRANSACTIONS

Sale of Content Delivery Network Assets

In January 2007, we completed the sale of substantially all of the assets related to our CDN services for $132.5 million, after certain working capital adjustments and the assumption of certain liabilities, pursuant to a purchase agreement dated December 23, 2006. The transaction resulted in net proceeds of $128.3 million, after transaction fees, related costs, and working capital adjustments and we recorded a gain on sale of $125.2 million for the three months ended March 31, 2007.

Sale of Data Center Assets

In June 2007, we sold assets related to two of our data centers located in Santa Clara, California for $190.2 million in cash before fees, the assumption and forgiveness of certain liabilities, including $10.4 million of previously advanced revenue, and the assignment of an operating lease associated with the facilities. In connection with the sale, we recorded a gain on sale of $180.5 million for the year ended December 31, 2007. We recorded revenue of $16.5 million related to these data centers in the first half of 2007.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-Q is not intended to represent the consolidated results of operations, financial position, or cash flows that may be achieved in the future.

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Executive Summary of Results of Operations

Revenue decreased $1.9 million, or 1%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily resulting from lower revenue from network services and the elimination of other services revenue largely offset by an increase in managed hosting. In addition, revenue from colocation declined slightly as a result of the sale of certain data center assets in June 2007. Income from operations declined $139.4 million, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, which included the gain on sale of CDN Assets of $125.2 million. Excluding the gain, the decrease in income from operations of $14.2 million was due primarily to an increase in depreciation, amortization, and accretion and other costs to support growth in the business. Loss before income taxes for the three months ended March 31, 2008 was $3.4 million. Excluding the gain on the sale of the CDN Assets, loss before income taxes was $4.6 million for the three months ended March 31, 2007. The improvement of $1.2 million in 2008 was the result of an $11.9 million decrease in interest expense, partially offset by the factors described above.

Revenue. The following table presents revenue by major service category (dollars in thousands):

	Three Months Ended March 31,
	2008	2007	Dollar Change	Percentage Change
Revenue:
Colocation	$67,908	$69,416	$(1,508)	(2)%
Managed hosting	61,308	50,304	11,004	22%

Total hosting	129,216	119,720	9,496	8%

Network services	74,067	80,414	(6,347)	(8)%
Other services	—	5,114	(5,114)	(100)%

Total revenue	$203,283	$205,248	$(1,965)	(1)%

Revenue was $203.3 million for the three months ended March 31, 2008, a decrease of $1.9 million, or 1%, from $205.2 million for the three months ended March 31, 2007. Hosting revenue was $129.2 million for the three months ended March 31, 2008, an increase of $9.5 million, or 8%, from $119.7 million for the three months ended March 31, 2007. The increase was due primarily to growth in new and existing services in our managed hosting offerings, partially offset by a decrease in colocation revenue as a result of the sale of certain data center assets in June 2007. Network services revenue was $74.1 million for the three months ended March 31, 2008, a decrease of $6.4 million, or 8%, from $80.4 million for the three months ended March 31, 2007. The decrease was driven by declines in wholesale bandwidth volumes and in managed IP VPN revenue. Other services revenue was eliminated in the second half of 2007, due to CDN customers migrating to Level 3 and Telerate completing its transition to Reuters’ products. Other services revenue contributed $5.1 million for the three months ended March 31, 2007.

Cost of Revenue. Cost of revenue includes costs of leasing local access lines to connect customers to our Points of Presence, or PoPs; leasing backbone circuits to interconnect our PoPs; indefeasible rights of use, operations and maintenance; rental costs, utilities, and other operating costs for hosting space; and salaries and related benefits for engineering, service delivery and provisioning, customer service, consulting services and operations personnel who maintain our network, monitor network performance, resolve service issues, and install new sites. Cost of revenue excludes depreciation, amortization, and accretion, which is reported separately. Cost of revenue was $118.7 million for the three months ended March 31, 2008, an increase of $2.0 million, or 2%, from $116.7 million for the three months ended March 31, 2007. This increase was primarily driven by an expanded cost base to support growth in the business. Cost of revenue, as a percentage of revenue, was 58% for the three months ended March 31, 2008 compared to 57% for the three months ended March 31, 2007.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses include sales and marketing salaries and related benefits; product management, pricing and support salaries and related benefits; sales commissions and referral payments; advertising, direct marketing and trade show costs; occupancy costs; executive, financial, legal, tax and administrative support personnel and related costs; professional services, including legal, accounting, tax and consulting services; and bad debt expense. Such expenses were $53.3 million for the three months ended March 31, 2008, and essentially flat compared with $53.2 million for the three months ended March 31, 2007. Sales, general, and administrative expenses as a percentage of revenue were 26% for the three months ended March 31, 2008 and 2007.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion expense consists primarily of the depreciation of property and equipment, amortization of intangible assets, and accretion expense related to the aging of the discounted present value of certain liabilities and unfavorable long-term fixed price contracts assumed in acquisitions. Depreciation, amortization, and accretion was $31.7 million for the three months ended March 31, 2008, an increase of $10.1 million, or 47%, from $21.6 million for the three months ended March 31, 2007. This increase was due to the addition of new data centers and other capital expenditures.

Net Interest Expense and Other. Net interest expense and other primarily represents interest on our convertible notes, our capital and financing method lease obligations, and certain other non-operating charges. Net interest expense and other was $3.0 million for the three months ended March 31, 2008, a decrease of $15.3 million, or 84%, from $18.3 million for the three months ended March 31, 2007. This decrease was partially due to the absence of interest on our Series A Subordinated Notes, which were extinguished in June 2007, and partially due to foreign currency gains within other (income) expense for the three months ended March 31, 2008. The following table presents a quarterly overview of the components of net interest expense and other (dollars in thousands):

	Three Months Ended March 31,
	2008	2007	Dollar Change	Percentage Change
Interest expense and other, net
Interest expense	$8,513	$19,303	$(10,790)	(56)%
Interest income	(1,585)	(2,651)	1,066	40%
Other (income) expense	(3,943)	1,685	(5,628)	(334)%

Total interest expense and other, net	$2,985	$18,337	$(15,352)	(84)%

Income (Loss) before Income Taxes. Loss before income taxes for the three months ended March 31, 2008 was $3.4 million, a decline of $124.0 million, from income before income taxes of $120.6 million for the three months ended March 31, 2007, primarily driven by the gain on sale of CDN Assets of $125.2 million and other factors described above.

Income Tax Expense. Income tax expense for the three months ended March 31, 2008 was $0.8 million compared to $6.1 million for the three months ended March 31, 2007. The $5.3 million decrease was partially due to a change in the method used to calculate the expected liability. In 2007, the annual method was used, based on the projected book income for the year. Income tax expense for 2008 was calculated on a discrete quarterly basis; the actual loss for the quarter was used to calculate the $0.8 million tax expense.

Net Income (Loss). Net loss for the three months ended March 31, 2008 was $4.2 million, a decline of $118.7 million, from net income of $114.5 million for the three months ended March 31, 2007, primarily driven by the factors previously described.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, our cash and cash equivalents balance was $164.6 million. We had $32.0 million in net cash provided by operating activities during the three months ended March 31, 2008, an increase of $3.7 million from net cash provided by operating activities of $28.3 million for the three months ended March 31, 2007. This change was primarily due to overall improvements in our operating results, largely resulting from continued operational efficiencies and cost-savings initiatives. Net cash used in investing activities for the three months ended March 31, 2008 was $43.3 million, a decrease of $136.1 million from net cash provided by investing activities of $92.8 million for the three months ended March 31, 2007. This change was primarily related to the absence of proceeds received for our sale of CDN Assets in 2007 for net proceeds of $128.1 million, partially offset by an increase in capital expenditures of $7.5 million resulting from our planned data center expansion. We expect these expenditures to continue to increase in 2008 as we complete our data center expansion and continue to expand our business, which will support revenue growth. Net cash used in financing activities for the three months ended March 31, 2008 was $3.4 million, a decrease of $4.0 million from net cash provided by financing activities of $0.6 million for the three months ended March 31, 2007. This decrease primarily relates to a reduction in proceeds received from the exercise of employee stock options of $9.7 million, partially offset by a $6.8 million decrease in payments to satisfy employee statutory tax withholdings that arose in connection with vesting equity awards.

We believe we have sufficient cash to fund business operations and capital expenditures for at least twelve months from the date of this filing, from cash on hand, operations, and available debt capacity. We may supplement this near-term liquidity with credit facilities and equity or debt financings if favorable financing terms are made available to us. Due to the dynamic nature of our industry and unforeseen circumstances, if we are unable to fully fund cash requirements through operations or available debt capacity, we will need to obtain additional financing through a combination of equity and debt financings, renegotiation of terms on our existing debt, and sales of assets. If any such activities become necessary, there can be no assurance that we would be successful in completing any of these activities on terms that would be favorable to us. As of March 31, 2008, unused availability under our $85.0 million Revolving Facility was $71.0 million, which reflects $14.0 million of outstanding letters of credit, pledged as collateral to support certain facility leases and utility agreements.

The following table presents a quarterly overview of our cash flows for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Net cash provided by operating activities	$31,984	$27,106	$33,924	$28,028	$28,289
Net cash provided by (used in) investing activities (1)	(43,293)	(100,399)	(86,386)	64,537	92,824
Net cash provided by (used in) financing activities (2)	(3,409)	(278)	132	(4,393)	636
Net increase (decrease) in cash and cash equivalents	(18,499)	(73,799)	(52,063)	87,429	122,881

(1)

Includes net proceeds of $128.3 million from the sale of the CDN Assets during the three months ended March 31, 2007 and net proceeds of $190.2 million from the sale of certain data center assets during the three months ended June 30, 2007. Includes $225.8 million spent in 2007 for the development of four data centers opened in 2007 and six data centers expected to open in 2008.

(2)	Includes proceeds of $345.0 million from Convertible Notes offering and payments of $342.5 million related to the extinguishment of our Subordinated Notes during the three months ended June 30, 2007.

Discussion of Changes in Liquidity and Capital Resources

Long-term Debt and Other Financing

The following table sets forth our long-term debt and other financing as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31, 2008	December 31, 2007
Convertible Notes	$345,000	$345,000
Other financing (1)	21,524	8,362
Revolving credit facility	—	—
Capital and financing method lease obligations (2)	173,444	166,482

Total long-term debt and other financing	$539,968	$519,844

(1)

Other financing includes borrowings under our Cisco loan agreement, for which the weighted-average interest rate was 6.50% as of March 31, 2008 and December 31, 2007. The amount presented in the table above includes the current amounts due of $4.5 million and $1.8 million as of March 31, 2008 and December 31, 2007, respectively. Payments on the loan are made monthly.

(2)

Capital and financing method lease obligations include capital and financing method leases on certain of our facilities and equipment held under capital leases. The weighted-average interest rates for such leases were 12.42% as of March 31, 2008 and 12.70% as of December 31, 2007. The amounts presented in the table above include the current amounts due of $6.0 million as of March 31, 2008 and $4.4 million as of December 31, 2007, respectively.

Convertible Notes

In May 2007, we issued $345.0 million aggregate principal amount of 3.0% Convertible Senior Notes due May 15, 2012, or the Convertible Notes. Interest is payable semi-annually on May 15 and November 15 of each year, commencing November 15, 2007.

The Convertible Notes are governed by an Indenture dated May 9, 2007, between us, as issuer, and The Bank of New York, as trustee, or the Indenture. The Indenture does not contain any financial covenants or restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us. The Convertible Notes are unsecured and are effectively subordinated to our existing or future secured debts to the extent of the assets securing such debt.

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

The initial conversion rate is 14.2086 shares of common stock per $1,000 principal amount of Convertible Notes, subject to adjustment. This represents an initial conversion price of approximately $70.38 per share of common stock. Holders of the Notes may convert their Convertible Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, due to the conversion formulas associated with the Convertible Notes, if our stock is trading at levels exceeding the conversion price per share of common stock, and if we elect to settle the obligation in cash, additional consideration beyond the $345.0 million of gross proceeds received would be required.

We have determined that the Convertible Notes contain an embedded derivative requiring bifurcation and separate accounting treatment. Such derivative had a de minimis fair value as of March 31, 2008 and as a result, we have not recorded any related amounts in the condensed consolidated financial statements. We will remeasure this embedded derivative each reporting period, as applicable, and changes in fair value will be reported in the consolidated statement of operations. We have concluded that the contingently issuable shares are dilutive for diluted net income (loss) per common share calculations using the “if-converted” method.

In connection with the issuance of the Convertible Notes, debt issuance costs totaling $8.9 million were deferred and are being amortized to interest expense through the maturity date of the Convertible Notes, May 15, 2012. Debt issuance costs related to the Convertible Notes, net of accumulated amortization, were $7.4 million as of March 31, 2008.

Subordinated Notes

In June 2007, we completed the early extinguishment of our Series A Subordinated Notes by making cash payments totaling $342.5 million to the respective note holders. Such payments included the original principal of $200.0 million, paid-in-kind and make-whole interest of $147.6 million, and an early extinguishment premium of $3.5 million, offset by a negotiated discount to the original contractual extinguishment provisions of $8.6 million. In connection with the extinguishment, we wrote-off the remaining unamortized original issue discount of $23.8 million and the remaining unamortized issuance costs of $0.5 million, and recorded a loss on extinguishment of $45.1 million in June 2007.

Credit Facilities

Revolving Facility. We maintain an $85.0 million revolving credit facility, or the Revolving Facility, which includes a $20.0 million letter of credit provision. The Revolving Facility may be used for working capital and other general corporate purposes. The Revolving Facility matures and all outstanding borrowings and unpaid interest are due on December 9, 2008. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined by the Revolving Facility agreement. The Revolving Facility is secured by substantially all of our domestic properties and assets and we may terminate the Revolving Facility prior to maturity. As of March 31, 2008, we had no outstanding principal amounts under the Revolving Facility, but had outstanding letters of credit of $14.0 million and unused availability of $71.0 million. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee.

Loan Agreement and Lease Facility. We maintain a loan and security agreement, or the Loan Agreement, and a master lease agreement, or the Lease Agreement, with Cisco Systems Capital Corporation. The Loan Agreement provides for borrowings of up to $33.0 million, at an annual interest rate of 6.50%, to purchase network equipment. The Lease Agreement provides a lease facility (the Lease Facility) to lease equipment with borrowings up to $10.0 million, at an annual interest rate based on two-year U.S. Treasury Notes. We also have commitments for the availability of an additional $10.0 million in borrowings. The effective interest rate on current outstanding borrowings ranges from 5.52% to 7.25%. We may utilize up to $3.0 million of the Lease Facility for third party manufactured equipment. The obligations under the Loan Agreement are secured by a first-priority security interest in the equipment purchased with the proceeds from the loan. As of March 31, 2008, we had $21.5 million in outstanding borrowings under the Loan Agreement and $16.9 million outstanding under the Lease Facility.

Debt Covenants

The provisions of our debt agreements contain a number of covenants including, but not limited to, restricting or limiting our ability to incur more debt, pay dividends, and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt agreements and could trigger acceleration of repayment. As of and during the three months ended March 31, 2008, we were in compliance with all applicable covenants under the debt agreements.

Future Principal Payments

As of March 31, 2008, aggregate future principal payments of long-term debt were $3.4 million for the remainder of the year ended December 31, 2008, $4.5 million for each of the years ended December 31, 2009 through 2011, $349.1 million for the year ended December 31, 2012, and $0.5 million for the year ended December 31, 2013. The weighted-average interest rate applicable to outstanding borrowings was 3.2% and 3.1% as of March 31, 2008 and December 31, 2007, respectively.

Commitments and Contingencies

Our customer contracts generally span multiple periods, which results in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $51.9 million, $40.3 million, $34.5 million, $18.0 million, $13.4 million, and $69.1 million during the years ended December 31, 2008, 2009, 2010, 2011, 2012, and thereafter, respectively. Should we not meet the minimum spending levels in any given term, decreasing termination liabilities, representing a percentage of the remaining contractual amounts, may become immediately due and payable. Furthermore, certain of these termination liabilities are potentially subject to reduction should we experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if we had terminated all of these agreements as of March 31, 2008, the maximum liability would have been $227.2 million. To mitigate this exposure, when possible, we align our minimum spending commitments with customer revenue commitments for related services.

In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in our consolidated balance sheets, such as letters of credit, indemnifications, and operating leases, under which the majority of our facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through December 2022, and may be renewed as circumstances warrant. Our financial instruments are valued based on the estimated amount of exposure and the likelihood of performance being required. Based on our past experience, no claims have been made against these financial instruments nor do we expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, we determined such financial instruments did not have significant value and have not recorded any related amounts in our consolidated financial statements. As of March 31, 2008, we had $14.0 million in letters of credit outstanding under the Revolving Facility, pledged as collateral to support certain facility leases and utility agreements. Also, in connection with the sale of our CDN Assets, we agreed to indemnify the purchaser should it incur certain losses due to a breach of our representations and warranties.

We are subject to various legal proceedings and actions arising in the normal course of our business. While the results of all such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of all such proceedings and actions will not have a material adverse effect on our consolidated financial position, results of operation, or cash flows. Refer to Note 9 of our Unaudited Condensed Consolidated Financial Statements.

We have employment agreements with key executive officers that contain provisions with regard to base salary, bonus, equity-based compensation, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control.

CRITICAL ACCOUNTING ESTIMATES

Revenue Recognition

We derive the majority of our revenue from recurring revenue streams, consisting primarily of hosting services, which includes managed hosting and colocation, and network services. We recognize revenue from those services as services are provided. Installation fees, although generally billed upon installation, are deferred and recognized ratably over the life of the customer contract. Revenue is recognized when the related service has been provided, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured.

In addition, we have service level commitments pursuant to individual customer contracts with a majority of our customers. To the extent that such service levels are not achieved, or are otherwise disputed due to performance or service issues, unfavorable weather, or other service interruptions or conditions, we estimate the amount of credits to be issued and record a reduction to revenue, with a corresponding increase in the allowance for credits and uncollectibles. In the event that we provide credits or payments to customers related to service level claims, we may request recovery of such costs through third party insurance agreements. Insurance proceeds received under these agreements are recorded as an offset to previously recorded revenue reductions.

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

We assess collectibility of account receivable based on a number of factors, including customer payment history and creditworthiness. We generally do not request collateral from our customers although in certain cases we may obtain a security deposit. We maintain an allowance for uncollectibles when evaluating the adequacy of allowances, and we specifically analyze accounts receivable, current economic conditions and trends, historical bad debt write-offs, customer concentrations, customer payment history and creditworthiness, and changes in customer payment terms. Delinquent account balances are charged to expense after we have determined that the likelihood of collection is not probable.

Equity-Based Compensation

We recognize equity-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payment.” The fair value of total equity-based compensation for stock options and restricted preferred units is calculated using the Black-Scholes option pricing model, which utilizes certain assumptions and estimates that have a material impact on the amount of total compensation cost recognized in our consolidated financial statements. Total equity-based compensation costs for restricted stock units and restricted stock awards are calculated based on the market value of our common stock on the date of grant. Total equity-based compensation is amortized to non-cash equity-based compensation expense over the vesting or performance period of the award, as applicable, which typically ranges from three to four years.

Other Critical Accounting Policies

While all of the significant accounting policies described in the notes to the unaudited condensed consolidated financial statements contained elsewhere herein are important, some of these policies may be viewed as being critical. Such policies are those that are most important to the portrayal of our financial condition and require our most difficult, subjective or complex estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and assumptions. For further information regarding the application of these and other accounting policies, see Note 2 of Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Part II, Item 7 of our 2007 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2007, the FASB issued an exposure draft of proposed FASB Staff Position APB 14-a (the Proposed FSP) which would change the accounting for our Convertible Notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instruments to reflect the issuer’s economic interest cost. Adoption of the Proposed FSP would require the reclassification of approximately $65 million from long-term debt to additional paid-in-capital which would be treated as original issue discount of the Convertible Notes. Higher interest expense would result by recognizing the accretion of the discounted carrying value of the Convertible Notes to their face amount as interest expense over the term of the Convertible Notes. We believe the FASB plans to issue final guidance in the second quarter of 2008, effective for fiscal years beginning on or after December 15, 2008. Under the Proposed FSP, early adoption would not be permitted and the new rules would be applied retrospectively to all periods presented. While the Proposed FSP does not change the economic substance or cash flow requirements of the Convertible Notes, our interest expense could increase by approximately $13 million per year.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” SFAS 141(R) amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in an acquiree. It also provides disclosure requirements to enable users of financial statements to evaluate the nature and financial effects of a business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively to any future acquisitions. We do not believe the adoption of SFAS 141(R) will have a material effect on our consolidated financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This includes qualitative disclosures about objectives for using derivatives by primary risk exposure and by purpose or strategy; information about the volume of the derivative activity; tabular disclosure of the financial statement location and amounts of the gains and losses related to the derivatives; and disclosures about credit-risk related contingent features in derivative agreements. It is effective for fiscal years beginning on or after November 15, 2008, with early adoption encouraged. We do not believe the adoption of SFAS 161 will have a material effect on our consolidated financial position, results of operations, or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of March 31, 2008, we have no outstanding variable rate debt. All of our outstanding debt is fixed rate debt and was comprised of $345.0 million outstanding for the Convertible Notes, which bear interest at 3% per annum and $21.5 million outstanding for the Loan Agreement with Cisco Systems Capital Corporation, which provides for borrowings of up to $33.0 million, at an annual interest rate of 6.50%, to purchase network equipment.

There have been no material changes in our assessment of market risk sensitivity since our presentation of “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2008, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are subject to various legal proceedings and actions arising in the normal course of our business, including the legal proceeding previously described herein and in our Annual Report on Form 10-K for the year ended December 31, 2007. While the results of all such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of all such proceedings and actions will not have a material adverse affect on our consolidated financial position, results of operation, or cash flows.

There have been no material developments with respect to the previously reported legal proceeding.

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

Although we recognized net income of $250.6 million for the year ended December 31, 2007, we incurred a net loss of $4.2 million for the three months ended March 31, 2008, a net loss of $44.0 million for the year ended December 31, 2006, and a net loss of $69.1 million in the year ended December 31, 2005 and we may incur net losses in the future. We may also have fluctuations in revenues, expenses and losses due to a number of factors, many of which are beyond our control, including the following:

•	demand for and market acceptance of our hosting and network products;

•	increasing sales, marketing, and other operating expenses;

•	our ability to retain key employees that maintain relationships with our customers;

•	the duration of the sales cycle for our services;

•	changes in customers’ budgets for information technology purchases and in the timing of their purchasing decisions;

•	the announcement or introduction of new or enhanced services by our competitors;

•	acquisitions and dispositions we may make;

•

our ability to implement internal systems for reporting, order processing, purchasing, billing and general accounting, among other functions, including our ability to implement an information technology system provided by SAP AG;

•	our ability to meet performance standards under our agreements with our customers;

•	changes in the prices we pay for utilities, local access connections, Internet connectivity, and longhaul backbone connections;

•	the timing and magnitude of capital expenditures, including costs relating to the expansion of operations, and of the replacement or upgrade of our network and hosting infrastructure; and

•	unfavorable changes in general economic conditions in the U.S. or other countries in which we do business.

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

As of March 31, 2008, the total principal amount of our debt, including capital and financing method lease obligations was $540.0 million. In addition, we expect from time to time to continue to incur additional indebtedness and other liabilities in the future. If we incur additional indebtedness or if we use more cash than we generate in the future, then the possibility that we may not have cash sufficient to pay, when due, the outstanding amount of our indebtedness will increase. If we do not have sufficient cash available to repay our debt obligations when they mature, we will have to refinance such obligations or we would be in default under the terms of our debt obligations, and there can be no assurance that we will be successful in such refinancing or that the terms of any refinancing will be acceptable to us. This also means that we will need to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, reducing the funds available for operations, working capital, capital expenditures, sales and marketing initiatives, acquisitions, and general corporate or other purposes.

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

If appropriate opportunities present themselves, we may make acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

•	the difficulty of assimilating the operations and personnel of the combined companies;

•	the risk that we may not be able to integrate the acquired services, products, or technologies with our current services, products, and technologies;

•	the potential disruption of our ongoing business;

•	the diversion of management attention from our existing business;

•	the inability to retain key technical and managerial personnel;

•	the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;

•	difficulty in maintaining controls, procedures, and policies;

•	the impairment of relationships with employees, suppliers, and customers as a result of any integration;

•	the loss of an acquired base of customers and accompanying revenue;

•	the assumption of leased facilities or other long-term commitments, or the assumptions of unknown liabilities, that could have a material adverse impact on our profitability and cash flow; and

•	possible dilution to our stockholders.

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

A material reduction in revenue from our largest customer or the loss of other key customers could harm our financial results to the extent not offset by cost reductions or additional revenue from new or other existing customers.

Reuters accounted for $87.6 million, or 11%, of our revenue in 2006 and $58.0 million, or 7%, of our revenue in 2007, and $15.6 million, or 8%, of our revenue for the first three months of 2007 compared to $14.8 million, or 7%, of our revenue in the first three months of 2008. The loss of Reuters or any of our other key customers, or a considerable reduction in the amount of our services that these customers purchase, could materially reduce our revenues which, to the extent not offset by cost reductions or revenue from new or other existing customers, could materially reduce our cash flows and financial position. This may limit our ability to raise capital or fund our operations, working capital needs, and capital expenditures in the future.

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

Our ability to implement our business plan successfully depends upon our ability to provide high quality, reliable services. Interruptions in our ability to provide our services to our customers or failures in our products or services, through the occurrence of a natural disaster, human error, extreme temperature, or other unanticipated problem, could adversely affect our business and reputation. For example, problems at one or more of our data center facilities could result in service interruptions or failures or could cause significant equipment damage. In addition, our network could be subject to unauthorized access, computer viruses, and other disruptive problems caused by customers, employees, or others. Unauthorized access, computer viruses, or other disruptive problems could lead to interruptions, delays, or cessation of service to our customers. In addition, we may be unable to implement disaster recovery or security measures in a timely manner or, if and when implemented, these measures may not be sufficient or could be circumvented through the reoccurrence of a natural disaster or other unanticipated problem, or as a result of accidental or intentional actions. Resolving network failures or alleviating security problems may also require interruptions, delays, or cessation of service to our customers. Accordingly, failures in our products and services, including problems at our data centers, network interruptions, or breaches of security on our network may result in significant liability, a loss of customers, and damage to our reputation.

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

We must continue to identify, hire, train, and retain IT professionals, technical engineers, operations employees, and sales and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic, and marketing skills required for our company to grow. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of these personnel. The failure to recruit and retain necessary technical, managerial, sales, and marketing personnel could harm our business and our ability to grow our company.

Our failure to implement our growth strategy successfully could harm our business.

Our growth strategy includes increasing revenue from our colocation and managed hosting services. Increasing revenue from our colocation and managed hosting services depends on our ability to raise prices to existing customers to market rates or replace them with higher paying customers. In addition, we have plans to develop and have developed new data centers as part of our growth strategy. If there are any significant unplanned delays in developing these data centers, the cost of development exceeds our projections, or we do not have sufficient customer demand in the markets to support the new data centers once they are built, our financial results may be harmed. There is no assurance that we will be able to implement these initiatives in a timely or cost effective manner, and this failure to implement our growth strategy could cause our operations and financial results to be negatively affected.

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

We have agreed to certain indemnification obligations which, if we are required to perform, may negatively affect our operations.

In connection with our sale of the assets related to our CDN Assets, we agreed to indemnify the purchaser for certain losses that it may incur due to a breach of our representations and warranties. If we are required to perform such obligations should they arise, this may harm our operations and prevent us from being able to engage in favorable business activities, consummate strategic acquisitions or otherwise fund capital needs.

Difficulties presented by international economic, political, legal, accounting, and business factors could harm our business in international markets.

For the three months ended March 31, 2008, 16% of our total revenue was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

•	unexpected changes in regulatory, tax, and political environments;

•	longer payment cycles and problems collecting accounts receivable;

•	fluctuations in currency exchange rates;

•	our ability to secure and maintain the necessary physical and telecommunications infrastructure;

•	challenges in staffing and managing foreign operations; and

•	laws and regulations on content distributed over the Internet that are more restrictive than those currently in place in the United States.

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

Historically, we have invested in AAA rated U.S. government agencies, AAA rated money market funds meeting certain criteria, and A1/P1 rated commercial paper. The market value of these investments may decline due to general credit, liquidity, market, interest rate, and issuer default risks, which may be directly or indirectly affected by the U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets causing credit and liquidity issues. Although we have not experienced any losses on our cash, cash equivalents, and short-term investments, declines in the market values of these investments in the future could have an adverse impact on our financial condition and operating results.

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

The markets for our hosting, network, and professional services are extremely competitive. We expect that competition will intensify in the future, and we may not have the financial resources, technical expertise, sales, and marketing abilities or support capabilities to compete successfully in these markets. Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and greater market presence, lower costs of capital, engineering and marketing capabilities and financial, technological, and personnel resources than we do. As a result, as compared to us, our competitors may:

•	develop and expand their networking infrastructures and service offerings more efficiently or more quickly;

•	adapt more rapidly to new or emerging technologies and changes in customer requirements;

•	take advantage of acquisitions and other opportunities more effectively;

•	develop products and services that are superior to ours or have greater market acceptance;

•	adopt more aggressive pricing policies and devote greater resources to the promotion, marketing, sale, research, and development of their products and services;

•	make more attractive price and performance offers to our existing and potential employees;

•	establish cooperative relationships with each other or with third parties; and

•	take advantage of existing relationships with customers more effectively or exploit their more widely recognized brand name to market and sell their services.

Our failure to achieve desired price levels could affect our ability to achieve profitability or positive cash flow.

We have experienced and expect to continue to experience pricing pressure for some of the services that we offer. Prices for Internet services have decreased in recent years and may decline in the future. In addition, by bundling their services and reducing the overall cost of their services, telecommunications companies that compete with us may be able to provide customers with reduced communications costs in connection with their hosting, data networking, or Internet access services, thereby significantly increasing pricing pressure on us. We may not be able to offset the effects of any such price reductions even with an increase in the number of our customers, higher revenues from enhanced services, cost reductions, or otherwise. In addition, we believe that the data networking and VPNs and Internet access and hosting industries are likely to continue to encounter consolidation which could result in greater efficiencies in the future. Increased price competition or consolidation in these markets could result in erosion of our revenues and operating margins and could have a negative impact on our profitability. Furthermore, larger consolidated telecommunications providers have indicated that they want to start billing companies delivering services over the Internet a premium charge for priority access to connected customers. If these providers are able to charge companies such as us for this, our costs will increase, and this could affect our results of operations.

New technologies could displace our services or render them obsolete.

New technologies or industry standards, including those technologies protected by intellectual property rights, have the potential to replace or provide lower cost alternatives to our hosting, networking, and Internet access services. The adoption of such new technologies or industry standards could render our technology and services obsolete, unmarketable, or require us to incur significant capital expenditures to expand and upgrade our technology to meet new standards. We cannot guarantee that we will be able to identify new service opportunities successfully or, if identified, be able to develop and bring new products and services to market in a timely and cost-effective manner. In addition, we cannot guarantee that services or technologies developed by others will not render our current and future services non-competitive or obsolete or that our current and future services will achieve or sustain market acceptance or be able to effectively address the compatibility and interoperability issues raised by technological changes or new industry standards. If we fail to anticipate the emergence of, or obtain access to, a new technology or industry standard, we may incur increased costs if we seek to use those technologies and standards, or our competitors that use such technologies and standards may use them more cost-effectively than us.

The data networking and Internet access industries are highly regulated in many of the countries in which we currently operate or plan to provide services, which could restrict our ability to conduct business in the United States and internationally.

We are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions. Future regulatory, judicial, and legislative changes may have a material adverse effect on our ability to deliver services within various jurisdictions. For example, the European Union enacted a data retention system that, once implemented by individual member states, will involve requirements to retain certain IP data that could have an impact on our operations in Europe. Moreover, national regulatory frameworks that are consistent with the policies and requirements of the World Trade Organization have only recently been, or are still being, put in place in many countries. Accordingly, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market. As a result, in these markets we may encounter more protracted and difficult procedures to obtain licenses.

Within the United States, the U.S. government continues to evaluate the data networking and Internet access industries. The Federal Communications Commission has a number of on-going proceedings that could affect our ability to provide services. Such regulations and policies may complicate our efforts to provide services in the future, including increasing the costs of certain services that we purchase from regulated providers. Our operations are dependent on licenses and authorizations from governmental authorities in most of the foreign jurisdictions in which we operate or plan to operate, and with respect to a limited number of our services, in the United States. These licenses and authorizations generally will contain clauses pursuant to which we may be fined or our license may be revoked on short notice. Consequently, we may not be able to obtain or retain the licenses necessary for our operations or be able to retain these licenses at costs which allow us to compete effectively.

Our financial results will be negatively affected if the demand for data center space does not continue to increase to use the increased available capacity.

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

We have approximately 53.0 million shares of common stock outstanding. Additionally, we have Convertible Notes, in-the-money stock options, and other equity awards outstanding that may be exercised or converted at various times to acquire 6.2 million shares, or approximately 12%, of our common stock on a fully diluted basis as of May 1, 2008. Shares issued upon exercise of our outstanding options and Convertible Notes will cause immediate and substantial dilution to our existing stockholders and may be immediately sold in the public markets. As of May 1, 2008, investment partnerships sponsored by Welsh, Carson, Anderson & Stowe (Welsh Carson) own approximately 27% of our outstanding common stock, and since December 2006, Welsh Carson has distributed over 12.1 million shares of our common stock to its limited partners. These shares may and some have been sold in the public market immediately following such distributions. Also, as of May 1, 2008, Welsh Carson and individuals affiliated with Welsh Carson are entitled to certain registration rights with respect to 14.2 million shares of our common stock held by them. Sales of substantial amounts of shares of our common stock in the public market, including sales following Welsh Carson distributions, or the perception that those sales will occur, could cause the market price of our common stock to decline. Those sales also might make it more difficult for us to sell equity and equity-related securities in the future at a time and at a price that we consider appropriate.

Our stock price is subject to significant volatility.

Since April 1, 2007, until the present, the closing price per share of our common stock has ranged from a high of $52.56 per share to a low of $14.54 per share. Our stock price has been, and may continue to be, subject to significant volatility due to sales of our securities by significant stockholders and the other risks and uncertainties described or incorporated by reference herein. The price of our common stock may also fluctuate due to conditions in the technology industry or in the financial markets generally.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit Index Number	Exhibit Description	Filed with the Form 10-Q	Incorporated by Reference
			Form	Filing Date with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1	November 12, 1999	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	January 31, 2000	3.2

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 14, 2002	3.3

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 13, 2004	3.4

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 5, 2005	3.5

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		8-K	June 7, 2006	3.1

3.7	Amended and Restated Bylaws of the Registrant		10-Q	May 15, 2003	3.4

3.8	Amendment to Article V of the Amended and Restated Bylaws		8-K	May 15, 2007	3.1

4.1	Form of Common Stock Certificate		S-1/A	January 31, 2000	4.1

4.2	Indenture, dated as of May 9, 2007, between Registrant and The Bank of New York, as trustee, including the Form of Global Note attached as Exhibit A thereto		8-K	May 10, 2007	4.1

10.1*	The SAVVIS, Inc. Savings-Related Share Option Sub-Plan	X

10.2	Consent and Amendment No. 8 to Credit Agreement dated as of March 31, 2008, by and among SAVVIS Communications Corporation, a Missouri corporation, the Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVVIS, Inc.

Date: May 7, 2008	By:	/s/ Philip J. Koen
Philip J. Koen
Chief Executive Officer
(principal executive officer)

Date: May 7, 2008	By:	/s/ Jeffrey H. Von Deylen
Jeffrey H. Von Deylen
Chief Financial Officer
(principal financial officer and principal accounting officer)