Form 10-Q
period 2008-06-30
SAVVIS, Inc.
filed 2008-08-01
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 Par Value – 53,391,184 shares as of July 28, 2008

The Exhibit Index begins on page 43.

SAVVIS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$118,209	$183,141
Trade accounts receivable, net of allowance of $5,227 and $5,060, respectively	58,122	51,925
Prepaid expenses and other current assets	28,420	19,548

Total Current Assets	204,751	254,614

Property and equipment, net	692,160	616,584
Other non-current assets	19,623	18,775

Total Assets	$916,534	$889,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Payables and other trade accruals	$50,051	$57,673
Current portion of long-term debt and lease obligations	12,624	6,196
Other current accrued liabilities	67,251	101,419

Total Current Liabilities	129,926	165,288

Long-term debt, net of current portion	402,382	351,594
Capital and financing method lease obligations, net of current portion	166,146	162,054
Other accrued liabilities	63,028	59,182

Total Liabilities	761,482	738,118

Stockholders’ Equity:
Common stock; $0.01 par value, 1,500,000 shares authorized; 53,379 and 52,977 shares issued and outstanding, respectively	534	530
Additional paid-in capital	757,070	738,950
Accumulated deficit	(595,507)	(583,901)
Accumulated other comprehensive loss	(7,045)	(3,724)

Total Stockholders’ Equity	155,052	151,855

Total Liabilities and Stockholders’ Equity	$916,534	$889,973

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$212,941	$200,554	$416,224	$405,802
Operating Expenses:
Cost of revenue (including non-cash equity-based compensation of $1,646, $1,507, $3,101, and $2,866, respectively) (1)	122,872	113,755	241,523	230,430
Sales, general, and administrative expenses (including non-cash equity-based compensation of $7,983, $6,658, $15,469, and $13,078, respectively) (1)	55,048	52,321	108,356	105,492
Depreciation, amortization, and accretion	34,154	22,787	65,898	44,432
Gain on sales of data center and CDN assets	—	(180,846)	—	(306,044)

Total Operating Expenses	212,074	8,017	415,777	74,310

Income from Operations	867	192,537	447	331,492
Loss on debt extinguishment	—	45,127	—	45,127
Net interest expense and other	8,138	15,800	11,123	34,137

Income (Loss) before Income Taxes	(7,271)	131,610	(10,676)	252,228
Income tax expense (benefit)	113	(1,663)	930	4,414

Net Income (Loss)	$(7,384)	$133,273	$(11,606)	$247,814

Net Income (Loss) per Common Share
Basic	$(0.14)	$2.53	$(0.22)	$4.72

Diluted	$(0.14)	$2.36	$(0.22)	$4.48

Weighted-Average Common Shares Outstanding (2)
Basic	53,305	52,631	53,199	52,449

Diluted	53,305	57,178	53,199	55,711

(1)	Excludes depreciation, amortization, and accretion, which is reported separately.
(2)	For the three and six months ended June 30, 2008, the effects of including the incremental shares associated with the Convertible Notes, options, unvested restricted preferred units, unvested restricted stock units, and unvested restricted stock awards are anti-dilutive and, as such, are not included in the weighted-average common shares outstanding. For the three and six months ended June 30, 2007, diluted weighted-average common shares outstanding included 2.9 million and 1.4 million common shares, respectively, which reflected the dilution impact of the Convertible Notes using the “if-converted” method.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$(11,606)	$247,814
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	65,898	44,432
Non-cash equity-based compensation	18,570	15,944
Accrued interest	1,813	31,912
Gain on sales of data center and CDN assets	—	(306,044)
Loss on debt extinguishment	—	45,127
Other	135	(974)
Net changes in operating assets and liabilities, net of effects from sales of assets:
Trade accounts receivable, net	(6,153)	5,268
Prepaid expenses and other current and non-current assets	(9,956)	(12,840)
Payables and other trade accruals	3,394	4,557
Other accrued liabilities	(8,680)	(18,879)

Net cash provided by operating activities	53,415	56,317

Cash Flows from Investing Activities:
Payments for capital expenditures	(140,400)	(161,863)
Proceeds from sales of data center and CDN assets, net	—	318,530
Other investing activities, net	—	694

Net cash provided by (used in) investing activities	(140,400)	157,361

Cash Flows from Financing Activities:
Proceeds from long-term debt	33,283	345,000
Proceeds from stock option exercises	821	14,129
Payments for extinguishment of Series A Subordinated Notes	—	(342,491)
Payments for debt issuance costs	(1,135)	(8,866)
Payments for employee taxes on equity-based instruments	(2,245)	(10,113)
Principal payments under capital lease obligations	(2,671)	(1,416)
Other financing activities, net	(1,829)	—

Net cash provided by (used in) financing activities	26,224	(3,757)

Effect of exchange rate changes on cash and cash equivalents	(4,171)	389

Net increase (decrease) in cash and cash equivalents	(64,932)	210,310
Cash and cash equivalents, beginning of period	183,141	98,693

Cash and cash equivalents, end of period	$118,209	$309,003

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$15,469	$7,689

Cash paid for income taxes	$1,054	$2,354

Non-cash Investing and Financing Activities:
Assets acquired and obligations incurred under capital leases	$—	$30,513

Assets acquired and obligations incurred under financing agreements	$32,186	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2007	52,977	$530	$738,950	$(583,901)	$(3,724)	$151,855
Net loss	—	—	—	(11,606)	—	(11,606)
Foreign currency translation adjustments	—	—	—	—	(3,321)	(3,321)
Issuance of common stock upon exercise of stock options	59	1	820	—	—	821
Issuance of restricted stock	7	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	69	1	1,124	—	—	1,125
Issuance of common stock upon vesting of stock awards	267	2	(3)	—	—	(1)
Payments for employee taxes on equity-based instruments	—	—	(2,245)	—	—	(2,245)
Recognition of deferred compensation costs	—	—	18,424	—	—	18,424

Balance at June 30, 2008	53,379	$534	$757,070	$(595,507)	$(7,045)	$155,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular dollars in thousands, except per share data)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

SAVVIS, Inc. (the Company) provides information technology (IT) services including managed hosting, utility computing, colocation, managed security, network, and professional services through its global infrastructure to businesses and government agencies around the world.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents. As of June 30, 2008, substantially all of the Company’s $118.2 million of cash and cash equivalents was held in money market accounts, which are classified as Level 1 under the guidance of Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements.”

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

Depreciation, Amortization, and Accretion

Depreciation and amortization expense consists primarily of depreciation of property and equipment and assets held under capital lease, as well as amortization of intangible assets and leasehold improvements. Property, plant, and equipment are recorded at cost and depreciation and amortization are calculated using the straight-line method over the useful lives of the related assets. Software and equipment have useful lives that range between three and fifteen years and leased assets are depreciated over the shorter of their useful lives or lease terms. Accretion expense results from aging of the discounted present value of various liabilities, including asset retirement obligations.

Revenue Recognition

The Company derives the majority of its revenue from recurring revenue streams, consisting primarily of hosting services, which includes managed hosting and colocation, and network services. The Company recognizes revenue for these services as they are provided. Installation fees, although generally billed upon installation, are deferred and recognized ratably over the life of the customer contract. Revenue is recognized when the related service has been provided, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured.

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

Equity-Based Compensation

The Company recognizes equity-based compensation in accordance with SFAS 123(R), “Share-Based Payment.” The fair value of total equity-based compensation for stock options and restricted preferred units is calculated using the Black-Scholes option pricing model which utilizes certain assumptions and estimates that have a material impact on the amount of total compensation cost recognized in the Company’s consolidated financial statements. Total equity-based compensation costs for restricted stock units and restricted stock awards are calculated based on the market value of the Company’s common stock on the date of grant. Total equity-based compensation costs are amortized to non-cash equity-based compensation expense over the vesting or performance period of the award, as applicable, which typically ranges from three to four years.

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

The following tables set forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(7,384)	$133,273	$(11,606)	$247,814
Add back: Interest expense on convertible notes, net of tax effect	—	1,715	—	1,715

Net income (loss) for diluted per share calculation	$(7,384)	$134,988	$(11,606)	$249,529

Weighted-average shares outstanding – basic	53,305	52,631	53,199	52,449
Effect of dilutive securities: (1)
Shares reserved for convertible notes	—	2,855	—	1,435
Stock options (2)	—	917	—	775
Restricted preferred units (2)	—	336	—	452
Restricted stock units and restricted stock awards (2)	—	439	—	600

Weighted-average shares outstanding – diluted (3)	53,305	57,178	53,199	55,711

Net income (loss) per share:
Basic	$(0.14)	$2.53	$(0.22)	$4.72

Diluted	$(0.14)	$2.36	$(0.22)	$4.48

(1)	For the three and six months ended June 30, 2008, the effects of including the incremental shares associated with the Convertible Notes and the assumed conversion of dilutive equity instruments into common stock was anti-dilutive and, therefore, excluded from the calculation of diluted net income (loss) per common share.
(2)	As of June 30, 2008, the Company had outstanding 5.9 million stock options, 0.5 million restricted preferred units, and 0.3 shares of restricted stock units and restricted stock awards.
(3)	Weighted-average shares outstanding – dilutive for the three and six months ended June 30, 2007 excludes 0.3 million and 0.7 million anti-dilutive shares, respectively.

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

In May 2008, the FASB issued Staff Position APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This FSP changes the accounting for the Company’s Convertible Notes. Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instruments to reflect the issuer’s economic interest cost. This will require the reclassification of approximately $65 million from long-term debt to additional paid-in capital, which will be treated as original issue discount of the Convertible Notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the Convertible Notes to their face amount as interest expense over the term of the Convertible Notes. The FSP is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, and requires retrospective application to all periods presented. While the FSP does not change the economic substance or cash flow requirements of the Convertible Notes, the Company’s interest expense will increase by approximately $13 million per year.

NOTE 3—SALES OF ASSETS

Content Delivery Network Assets

In January 2007, the Company completed the sale of substantially all of the assets related to its content delivery network services (the CDN Assets) for $132.5 million, after certain working capital adjustments and the assumption of certain liabilities, pursuant to a purchase agreement dated December 23, 2006 (the CDN Purchase Agreement). The transaction resulted in net proceeds of $128.3 million, after transaction fees, related costs, and working capital adjustments and the Company recorded a gain on sale of $125.2 million for the six months ended June 30, 2007.

The CDN Purchase Agreement contains representations, warranties and covenants of the Company, including certain tax and intellectual property representations and warranties. In connection therewith, the Company agreed to indemnify the buyer for a period of up to six years for breaches of certain intellectual property representations, warranties, and covenants up to, but not to exceed, the amount of the purchase price, net of working capital adjustments, or $132.5 million. The Company believes the potential for performance under the indemnification is unlikely and, therefore, has not recorded any related liabilities in its accompanying consolidated balance sheet as of, or at any time prior to, June 30, 2008.

Data Center Assets

In June 2007, the Company sold assets related to two of its data centers located in Santa Clara, California for $190.2 million in cash, before fees, the assumption and forgiveness of certain liabilities, and the assignment of an operating lease associated with the facilities. In connection with the sale, the Company recorded a gain on sale of $180.5 million for the year ended December 31, 2007. The Company recorded revenue of $16.5 million related to these data centers in the first half of 2007.

NOTE 4—PROPERTY AND EQUIPMENT

The following table presents property and equipment, by major category, as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Communications and data center equipment	$499,787	$465,047
Facilities and leasehold improvements	579,102	487,365
Software	62,164	52,999
Office equipment	34,215	32,990

	1,175,268	1,038,401
Less accumulated depreciation and amortization	(483,108)	(421,817)

Property and equipment, net	$692,160	$616,584

Depreciation and amortization expense for property and equipment was $32.7 million and $21.0 million for the three months ended June 30, 2008 and 2007, respectively, and $62.9 million and $40.8 million for the six months ended June 30, 2008 and 2007, respectively.

The following table presents property and equipment held under capital and financing method leases, by major category, which represent components of property and equipment included in the table above, as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Communications and data center equipment	$96,337	$88,366
Facilities and leasehold improvements	95,330	95,330

	191,667	183,696
Less accumulated amortization	(98,496)	(91,888)

Property and equipment held under capital and financing method leases, net	$93,171	$91,808

The portion of total depreciation and amortization expense attributable to assets held under capital and financing method leases was $3.4 million and $1.9 million for the three months ended June 30, 2008 and 2007, respectively and $6.6 million and $3.8 million for the six months ended June 30, 2008 and 2007, respectively.

NOTE 5—LONG-TERM DEBT

The following table presents long-term debt as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Convertible Notes	$345,000	$345,000
Cisco loan facility, net of current portion of $6,600 and $1,768, respectively	24,095	6,594
Lombard loan facility	33,287	—
Revolving credit facility	—	—

Long-term debt	$402,382	$351,594

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

The Company has determined that the Convertible Notes contain an embedded derivative requiring bifurcation and separate accounting treatment. Such derivative had a de minimis fair value as of June 30, 2008 and as a result, the Company has not recorded any related amounts in the condensed consolidated financial statements. The Company will remeasure this embedded derivative each reporting period, as applicable, and changes in fair value will be reported in the consolidated statement of operations. The Company has concluded that the contingently issuable shares are dilutive for diluted net income (loss) per common share calculations using the “if-converted” method.

In connection with the issuance of the Convertible Notes, debt issuance costs totaling $8.9 million were deferred and are being amortized to interest expense through the maturity date of the Convertible Notes, May 15, 2012. Debt issuance costs related to the Convertible Notes, net of accumulated amortization, were $7.0 million as of June 30, 2008.

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

Credit Facilities

Revolving Facility. The Company maintains an $85.0 million revolving credit facility (the Revolving Facility), which includes a $20.0 million letter of credit provision. The Revolving Facility may be used for working capital and other general corporate purposes. The Revolving Facility matures, and all outstanding borrowings and unpaid interest are due, on December 9, 2008. On or before the maturity date, the Company expects to renew the Revolving Facility with an agreement similar in terms. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined by the Revolving Facility agreement. The Revolving Facility is secured by substantially all of the Company’s domestic properties and assets and the Company may terminate the Revolving Facility prior to maturity. As of June 30, 2008, the Company had no outstanding principal amounts under the Revolving Facility, but had outstanding letters of credit of $11.0 million, and unused availability of $74.0 million. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee.

Cisco Loan Agreement and Lease Facility. The Company maintains a loan and security agreement (the Loan Agreement) and a master lease agreement (the Lease Agreement) with Cisco Systems Capital Corporation. The Loan Agreement provides for borrowings of up to $33.0 million, at an annual interest rate of 6.50%, to purchase network equipment. The Lease Agreement provides a lease facility (the Lease Facility) to purchase equipment with borrowings up to $10.0 million, at an annual interest rate based on two-year U.S. Treasury Notes. The Company also has commitments for the availability of an additional $10.0 million in borrowings. The effective interest rate on current outstanding borrowings ranges from 5.52% to 7.25%. The Company may utilize up to $3.0 million of the Lease Facility for third party manufactured equipment. The obligations under the Loan Agreement are secured by a first-priority security interest in the equipment. As of June 30, 2008, the Company had $33.0 million in borrowings under the Loan Agreement and $17.9 million under the Lease Facility.

Lombard Loan Agreement. In June 2008, a subsidiary of the Company, SAVVIS UK Ltd., entered into a loan agreement (the UK Loan Agreement) with Lombard North Central Plc. The UK Loan Agreement provides for borrowings of up to £35.0 million to be used in connection with the construction and development of a new data center in the United Kingdom. The UK Loan Agreement allows for advances from the lender to finance certain payments due to the contractor and others during the construction period. The UK Loan Agreement has a five-year term and requires quarterly installments of interest only for the first two years and quarterly installments of principal and interest for the remainder of the term. The Company may elect to pay interest from the construction completion date, anticipated to be in October 2008, at a rate equal to the one or three month GBP Libor plus 2.80% for 12 month periods, or they may elect to fix the interest rate at the available lender swap rate plus 2.80% for a minimum of three years up to the remaining loan period or such shorter six month increments. They are also required to enter into a hedge agreement to provide interest rate protection if GBP Libor equals or exceeds 8.0%. The Company has guaranteed the obligations of SAVVIS UK under the UK Loan Agreement and the obligations are secured by a first priority security interest in substantially all of SAVVIS UK’s current data center assets and certain future assets which will be located in the new data center. In addition, the Company is required to maintain a letter of credit ranging from £7.0 million to £14.0 million for a minimum of two years from the construction completion date. The UK Loan may be prepaid, in whole or in part, without prepayment penalty, subject to certain breakage fees, if any. As of June 30, 2008, outstanding borrowings under the UK Loan Agreement totaled £16.9 million, or approximately $33.3 million using the effective exchange rate of 1.9663 on June 26, 2008, and the effective interest rate was 8.30%.

Debt Covenants

The provisions of the Company’s debt agreements contain a number of covenants including, but not limited to, maintaining certain financial conditions, restricting or limiting the Company’s ability to incur more debt, pay dividends, and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond the Company’s control. The breach of any of these covenants could result in a default under the Company’s debt agreements and could trigger acceleration of repayment. As of and during the six months ended June 30, 2008 and the year ended December 31, 2007, the Company was in compliance with all applicable covenants under the debt agreements.

Future Principal Payments

As of June 30, 2008, aggregate future principal payments of long-term debt were $3.3 million for the remainder of the year ended December 31, 2008, $6.6 million for the year ended December 31, 2009, $10.2 for the year ended December 31, 2010, $24.3 million for the year ended December 31, 2011, $378.1 million for the year ended December 31, 2012, and $22.0 million for the year ended December 31, 2013. Depending on settlement options at the Company’s election, the Convertible Notes may be settled in cash, shares, or a combination thereof. The weighted-average interest rate applicable to outstanding borrowings was 3.7% and 3.1% as of June 30, 2008 and December 31, 2007, respectively.

NOTE 6—CAPITAL AND FINANCING METHOD LEASE OBLIGATIONS

The following table presents future minimum payments due under capital and financing method leases as of June 30, 2008:

Remainder of 2008	$13,398
2009	26,085
2010	26,152
2011	26,786
2012	26,877
Thereafter	199,344

Total capital and financing method lease obligations	318,642
Less amount representing interest	(197,123)
Less current portion	(6,024)

Capital and financing method lease obligations, net	$115,495

Financing method lease obligation payments represent interest payments over the term of the lease. Of the remaining obligation of $51.9 million at June 30, 2008, $50.6 million represents a deferred gain that will be realized upon termination of the lease in accordance with accounting rules for financing method leases. During March 2008, pursuant to the terms of the existing lease agreement, an automatic extension of the lease term occurred, extending the lease termination date, and recognition of the deferred gain, to February 2022.

NOTE 7—OPERATING LEASES

The following table presents future minimum payments under operating leases as of June 30, 2008:

Remainder of 2008	$34,836
2009	63,807
2010	58,168
2011	50,717
2012	47,905
Thereafter	219,894

Total future minimum lease payments	$475,327

Rental expense under operating leases was $18.8 million and $16.1 million for the three months ended June 30, 2008 and 2007, respectively, and $34.5 million and $35.0 million for the six months ended June 30, 2008 and 2007, respectively.

NOTE 8—OTHER ACCRUED LIABILITIES

The following table presents the components of other current and non-current accrued liabilities as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Current other accrued liabilities:
Wages, employee benefits, and related taxes	$13,999	$26,995
Deferred revenue	23,194	18,827
Taxes payable	5,849	4,816
Other current liabilities	24,209	50,781

Total current other accrued liabilities	$67,251	$101,419

Non-current other accrued liabilities:
Deferred revenue	$8,079	$5,044
Acquired contractual obligations in excess of fair value and other	16,690	18,382
Asset retirement obligations	25,935	23,386
Other non-current liabilities	12,324	12,370

Total non-current other accrued liabilities	$63,028	$59,182

Acquired contractual obligations in excess of fair value and other as of June 30, 2008 and December 31, 2007, represent amounts remaining from acquisitions related to fair market value adjustments of acquired facility leases and idle capacity on acquired long-term maintenance and power contracts that the Company did not intend to utilize.

NOTE 9—COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s customer contracts generally span multiple periods, which results in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $36.2 million, $45.0 million, $34.5 million, $19.4 million, $13.6 million, and $69.8 million during the years ended December 31, 2008, 2009, 2010, 2011, 2012, and thereafter, respectively. Should the Company not meet the minimum spending levels in any given term, decreasing termination liabilities representing a percentage of the remaining contractual amounts may become immediately due and payable. Furthermore, certain of these termination liabilities are potentially subject to reduction should the Company experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if the Company had terminated all of these agreements as of June 30, 2008, the maximum termination liability would have been $218.5 million. To mitigate this exposure, when possible, the Company aligns its minimum spending commitments with customer revenue commitments for related services.

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in the accompanying consolidated balance sheets, such as letters of credit, indemnifications, and operating leases, under which the majority of the Company’s facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through December 2022, and may be renewed as circumstances warrant. The Company’s financial instruments are valued based on the estimated amount of exposure and the likelihood of performance being required. In management’s past experience, no claims have been made against these financial instruments nor does it expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, the Company determined such financial instruments do not have significant value and has not recorded any related amounts in its consolidated financial statements. As of June 30, 2008, the Company had $11.0 million in letters of credit outstanding under the Revolving Facility, pledged as collateral to primarily support certain facility leases and utility agreements. Also, in connection with its sale of the CDN Assets, the Company agreed to indemnify the purchaser should it incur certain losses due to a breach of the Company’s representations and warranties.

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

One such action in which the Company is the defendant is an action brought by SiteLite Holdings, Inc. (SiteLite) in the Superior Court of California, County of Orange. SiteLite alleges several business torts and statutory violations related to a contractual relationship with the Company that they terminated in 2005, including defamation and false advertising, theft of intellectual property and trade secrets, and breach of contract. The Company has agreed to settle all claims made by SiteLite for an immaterial amount. A hearing to consider the dismissal of the matter is scheduled for August.

The Company has employment agreements with key executive officers that contain provisions with regard to base salary, bonus, equity-based compensation, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control of the Company.

NOTE 10—COMPREHENSIVE INCOME (LOSS)

The following table presents comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(7,384)	$133,273	$(11,606)	$247,814
Foreign currency translation adjustments	(274)	938	(3,321)	2,045

Comprehensive income (loss)	$(7,658)	$134,211	$(14,927)	$249,859

NOTE 11—EQUITY-BASED COMPENSATION

As of June 30, 2008, the Company has equity-based compensation plans which provide for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, and cash awards. Any of these awards may be granted as incentives to reward and encourage individual contributions to the Company. As of June 30, 2008, the plans had 13.7 million shares authorized for grants of equity-based instruments, of which 6.7 million shares were associated with outstanding instruments. Stock options generally expire 10 years from the grant date and have graded vesting over four years. Restricted stock units (RSUs) granted to certain employees have included performance features and graded vesting expected over periods up to four years. Restricted preferred units (RPUs) granted to certain executives have graded vesting over four years. Restricted stock awards (RSAs) granted to non-employee directors have vesting periods ranging from one to three years. The Company generally issues new shares of common stock upon exercise of equity-based compensation awards. As of June 30, 2008, the Company had $72.6 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 2.5 years.

The following table presents information associated with the Company’s equity-based compensation awards for the six months ended June 30, 2008 (in thousands):

	Restricted Stock Units	Restricted Stock	Options and RPUs
Outstanding at beginning of period	592	22	5,755
Granted	—	19	1,692
Delivered/Exercised	(295)	(11)	(386)
Forfeited	(50)	—	(662)

Outstanding at end of period	247	30	6,399

In the first six months of 2008 and 2007, certain RSUs and RPUs became vested and were delivered to employees. Under the terms of the award agreements, the Company withheld 0.1 million and 0.2 million shares, respectively, of common stock upon vesting to satisfy employee tax withholding requirements that arose in connection with such vesting. As a result, the Company cash funded the statutory minimum tax withholdings which resulted in a reduction of additional paid-in capital of $2.2 million and $10.1 million for the six months ended June 30, 2008 and 2007, respectively.

NOTE 12—INCOME TAXES

For the six months ended June 30, 2008, the Company recorded income tax expense of $0.9 million on a loss before income taxes of $10.7 million. Comparatively, for the year ended December 31, 2007, the Company recorded income tax expense of $1.4 million on income before income taxes of $252.0 million. Management currently anticipates a pretax loss in 2008, but also income tax expense primarily due to certain jurisdictional alternative minimum taxes on income. Accordingly, income tax expense for 2008 is calculated on a discrete quarterly basis which more accurately reflects income tax expense as it is incurred. As of December 31, 2007, the Company had available U.S. net operating loss (NOL) carryforwards totaling $211.5 million.

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

Selected financial information for the Company’s geographic regions is presented below. For the three months ended June 30, 2008 and 2007, revenue earned in the U.S. represented approximately 84% and 87% of total revenue, respectively, and 84% and 87% for the six months ended June 30, 2008 and 2007, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Americas	$178,947	$174,068	$350,413	$351,513
EMEA	25,679	20,333	49,787	41,522
Asia	8,315	6,153	16,024	12,767

Total revenue	$212,941	$200,554	$416,224	$405,802

	June 30, 2008	December 31, 2007
Property and equipment, net:
Americas	$614,561	$577,553
EMEA	62,149	26,462
Asia	15,450	12,569

Total property and equipment, net	$692,160	$616,584

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Executive Summary. Discussion of our business and overall analysis of financial and other highlights affecting the company.

•	Significant Transactions. An overview of those significant transactions that have occurred recently that have an impact on our financial results.

•

Results of Operations. An analysis of our financial results comparing the three months ended June 30, 2008 to the three months ended June 30, 2007, and the six months ended June 30, 2008 to the six months ended June 30, 2007.

•	Liquidity and Capital Resources. An analysis of changes in our cash flows and a discussion of our financial condition.

•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our financial results.

You should read the following discussion in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto and MD&A as of and for the year ended December 31, 2007, included in our Annual Report on Form 10-K for such period as filed with the U.S. Securities and Exchange Commission. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) based on current expectations which involve risks and uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. For a discussion of the material factors that could cause actual results to differ materially from the forward-looking statements, you should read “Risk Factors” included in this Form 10-Q.

EXECUTIVE SUMMARY

We provide information technology, or IT, services including managed hosting, utility computing, colocation, managed security, network, and professional services through our global infrastructure to businesses and government agencies around the world. Our services are designed to offer a flexible, comprehensive IT solution that meets the specific IT infrastructure and business needs of our customers. Our suite of products can be purchased individually, in various combinations, or as part of a total or partial outsourcing arrangement. Our point solutions meet the specific needs of customers who require control of their physical assets, while our managed hosting solution provides customers with access to our services and infrastructure without the upfront capital costs associated with equipment acquisition. By partnering with us, our customers are able to drive down the costs of acquiring and managing IT infrastructure, achieve operational efficiency through the use of virtualized technology, and focus their resources on their core business while we ensure the performance of their IT infrastructure. We have approximately 4,100 customers across all industries including the financial services, media and entertainment, software, and government sectors.

Our Services

Although we operate in one operating segment across three geographic locations, we report our revenue in two categories of services: (1) hosting services and (2) network services. In 2007, we previously reported revenue in a third category of service, other services. Revenue from other services was eliminated in June 2007 primarily due to customers transitioning to the acquirer of our content delivery network assets, or CDN Assets. We continue to include a description of other services to allow investors to compare prior periods.

Hosting Services provide the core facilities, compute, data storage and network infrastructure on which to run business applications. Our hosting services are comprised of colocation and managed hosting and allow our customers to choose which parts of their IT infrastructure they own and operate versus those that we own and operate for them. Customers can scale their use of our services as their own requirements grow and as customers learn the benefits of outsourcing IT infrastructure management.

•

Colocation is designed for customers seeking data center space and power for their server and networking equipment needs. We manage 28 data centers located in the United States, Europe, and Asia with approximately 1.36 million square feet of gross raised floor space, providing our customers around the world with a secure, high-powered, purpose-built location for their IT equipment.

•

Managed Hosting Services provide a fully managed solution for a customer’s server, data storage, and network equipment needs. In providing our managed hosting services, we deploy industry standard hardware and software platforms that are installed in our data centers to deliver the physical or virtualized services necessary for operating our customers’ applications. We provide our managed hosting services, including related technology and operations support, on a monthly fee basis. Managed hosting also includes utility compute and storage, managed security services, and professional services.

Network Services are comprised of our managed network services, including managed IP VPN, High Speed Layer-2 VPN and the services marketed under our WAM!Net brand; hosting area network, or HAN; and bandwidth services. We recently enhanced the performance of our network services by completing the deployment of our Application Transport Network, which provides an enhanced architecture to our network. This architecture ties together our data centers to facilitate a wide variety of integrated network and hosting solutions, including business continuity and disaster recovery, and ties together our hosting and customer sites into a single IP VPN solution.

Other Services were comprised primarily of streaming and caching services that we provided pursuant to a reseller agreement that we entered into with Level 3 Communications, Inc., or Level 3, in connection with the sale of our CDN Assets, and the services that we provided under our contract with Moneyline Telerate Holdings, Inc., or Telerate, which contract was assigned to Reuters in June 2005 in connection with Reuters’ acquisition of Telerate. Revenue from other services was eliminated in June 2007 primarily due to CDN customers having transitioned to Level 3 and the completion of the migration of Telerate to Reuters’ products.

Business Trends and Outlook

Our financial results continue to be affected by competition in our industry, and we expect these competitive factors to continue to affect the prices for our services and our results of operations. Price pressures and demand vary by product and service.

Demand for our colocation services and the network services associated with our colocation services remains strong, and we believe that the average selling price we will realize from our colocation services will remain at levels higher than they have been in the past due to the continued strong demand for high grade data center space. As previously disclosed, we opened seven new high grade data centers in the last year due to the continued solid demand for colocation services in recent years. The prices per square foot that we are able to charge for these new data centers are higher than our older data centers due primarily to higher power capacity at these new facilities. While we believe demand for our older, lower power capacity data centers will remain solid, we believe that many customers will purchase colocation services at the new facilities despite the higher prices due to customers’ use of new IT equipment, which has improved processing capability but also requires higher power capacity. As a result, we expect that the new data centers will contribute significantly to our total future revenue. Factors that could cause demand to be different from our expectations and the resulting revenue include changes in customer order patterns, including order cancellations, and changes in business and economic conditions.

While we anticipate continued strong demand for colocation services, we have recently begun to experience a slowing in sales of our managed hosting services. Historically, the sales process for our managed hosting services required a six to nine month sales cycle, and recently, this sales cycle has lengthened to nine to twelve months. We believe that this slowing may be due to the critical nature of our managed hosting services to our customers’ IT infrastructure and the consequential lengthening of our customers’ internal decision-making process, as well as our customers’ possible uncertainty regarding general economic conditions in the U.S.

In addition, we continue to experience pricing pressure in the network services sector. Prices for our network services have decreased over the past several years, and we have seen a decline in the demand for some of our network services due to increased competition and the introduction of new technologies by large telecommunications providers.

Based on current economic conditions and demand for our services, we continue to remain focused on initiatives that we believe will grow our business, including:

•	Increasing the quality of our infrastructure and the reliability of our services and client satisfaction through the continued expansion of high grade data center space;

•	Improving the efficiencies in our general and administrative areas through process improvement and increasing overall productivity; and

•	Exploring strategic options for those services that have experienced relatively slow growth in the past in order to allow us to focus on our high growth services.

We regularly review our revenue, gross profit, gross margin and income (loss) from operations to evaluate our financial results and overall performance of our business and to assess trends that may affect our business. The following table presents an overview of these indicators for the periods indicated (dollars in thousands):

	Three Months Ended
	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
Revenue	$212,941	$203,283	$197,769	$190,262	$200,554
Gross profit (1)	90,069	84,632	86,214	77,914	86,799
Gross margin (2)	42%	42%	44%	41%	43%
Income (loss) from operations (3)(4)	867	(420)	2,774	3,734	192,537

(1)	Represents total revenue less cost of revenue, excluding depreciation, amortization, and accretion, which is reported separately.
(2)	Represents gross profit, as defined above, as a percentage of revenue.
(3)	Includes non-cash equity-based compensation expense of $9.6 million, $8.9 million, $9.0 million, $8.7 million, and $8.2 million, respectively.
(4)	Includes the gain on sale of certain data center assets of $180.8 million for the three months ended June 30, 2007.

Revenue

Our total revenue for the three months ended June 30, 2008, increased 6% from the three months ended June 30, 2007. Hosting revenue increased $20.1 million, or 17%, partially offset by a $3.4 million decline of network services revenue and the elimination of other services revenue of $4.2 million.

The increase in hosting revenue reflected added colocation revenue from new and existing data centers and continued demand for managed hosting services. Managed hosting services represented 30% of total revenue for the three months ended June 30, 2008, compared to 25% for the three months ended June 30, 2007.

Network services revenue consists of revenue from managed IP VPN services, HAN services, and bandwidth services to enterprise and wholesale customers. Network services revenue represented 34% of total revenue for the three months ended June 30, 2008, compared to 38% for the three months ended June 30, 2007. HAN services revenues increased $2.4 million, but this increase was offset by the declines in bandwidth volumes and in managed IP VPN revenue.

Other services revenue was eliminated in the last half of 2007. The $4.2 million of other services revenue for the three months ended June 30, 2007 included revenue from Telerate, which migrated its customers to Reuters’ products in 2007, and CDN revenue, which was eliminated in connection with our sale of the CDN Assets to Level 3 in January 2007.

The majority of our total revenue continues to be generated from commercial customers rather than customers in the government sector. Revenue generated from commercial customers was approximately 97% of our total revenue for the three months ended June 30, 2008.

Gross Profit and Gross Margin

Among other financial measures, we use gross profit, defined as revenue less cost of revenue, excluding depreciation, amortization, and accretion, which is reported separately, and gross margin, defined as gross profit as a percentage of revenue, to evaluate our business. Gross profit was $90.1 million for the three months ended June 30, 2008, an increase of $3.3 million, or 4%, from $86.8 million for the three months ended June 30, 2007. This increase in gross profit was the result of an increase in revenue, partially offset by an increase in cost of revenue due primarily to increased costs related to new and expanded data centers. Gross margin was 42% for the three months ended June 30, 2008 compared to 43% for the three months ended June 30, 2007.

Income (Loss) from Operations

Income from operations was $0.9 million for the three months ended June 30, 2008, a decrease of $191.6 million, compared to income of $192.5 million for the three months ended June 30, 2007. Results for the quarter ended June 30, 2007 included the gain on sale of our data center assets for $180.8 million. Excluding this gain, income from operations was $11.7 million for the three months ended June 30, 2007. Excluding the gain, the $10.8 million decrease in income from operations was primarily driven by an $11.4 million increase in depreciation and amortization expense, and other costs to support growth in the business.

SIGNIFICANT TRANSACTIONS

Lombard Loan Agreement

In June 2008, one of our subsidiaries, SAVVIS UK Ltd., entered into a loan agreement (the UK Loan Agreement) with Lombard North Central Plc. The UK Loan Agreement provides for borrowings of up to £35.0 million to be used in connection with the construction and development of a new data center in the United Kingdom. The UK Loan Agreement allows for advances from the lender to finance certain payments due to the contractor and others during the construction period. The UK Loan Agreement has a five-year term and requires quarterly installments of interest only for the first two years and quarterly installments of principal and interest for the remainder of the term. We may elect to pay interest from the construction completion date, anticipated to be in October 2008, at a rate equal to the one or three month GBP Libor plus 2.80% for 12 month periods, or we may elect to fix the interest rate at the available lender swap rate plus 2.80% for a minimum of three years up to the remaining loan period or such shorter six month increments. We are also required to enter into a hedge agreement to provide interest rate protection if GBP Libor equals or exceeds 8.0%. We have guaranteed the obligations of SAVVIS UK under the UK Loan Agreement and the obligations are secured by a first priority security interest in substantially all of SAVVIS UK’s current data center assets and certain future assets which will be located in the new data center. In addition, we are required to maintain a letter of credit ranging from £7.0 million to £14.0 million for a minimum of two years from the construction completion date. As of June 30, 2008, outstanding borrowings under the UK Loan Agreement totaled £16.9 million, or approximately $33.3 million using the effective exchange rate of 1.9663 on June 26, 2008, and the effective interest rate was 8.30%.

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

Sale of Content Delivery Network Assets

In January 2007, we completed the sale of substantially all of the assets related to our CDN services for $132.5 million, after certain working capital adjustments and the assumption of certain liabilities, pursuant to a purchase agreement dated December 23, 2006. The transaction resulted in net proceeds of $128.3 million, after transaction fees, related costs, and working capital adjustments and we recorded a gain on sale of $125.2 million for the six months ended June 30, 2007.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-Q is not intended to represent the consolidated results of operations, financial position, or cash flows that may be achieved in the future.

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Executive Summary of Results of Operations

Revenue increased $12.4 million, or 6%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily resulting from higher revenue from colocation and managed hosting services, partially offset by a $3.4 million decline of network services revenue and the elimination of other services revenue. Income from operations declined $191.6 million, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, which included the gain on sale of data center assets of $180.8 million. Excluding the gain, the decrease in income from operations of $10.8 million was due primarily to an increase in depreciation and amortization expense and other costs to support growth in the business. Loss before income taxes for the three months ended June 30, 2008 was $7.3 million. Excluding the gain on the sale of the data center assets, loss before income taxes was $49.2 million for the three months ended June 30, 2007. The improvement of $41.9 million in 2008 was largely the result of a $45.1 million loss in 2007 on the extinguishment of our Subordinated Notes.

Revenue. The following table presents revenue by major service category (dollars in thousands):

	Three Months Ended June 30,
	2008	2007	Dollar Change	Percentage Change
Revenue:
Colocation	$74,762	$68,404	$6,358	9%
Managed hosting	64,714	51,005	13,709	27%

Total hosting	139,476	119,409	20,067	17%

Network services	73,465	76,900	(3,435)	(4)%
Other services	—	4,245	(4,245)	(100)%

Total revenue	$212,941	$200,554	$12,387	6%

Revenue was $212.9 million for the three months ended June 30, 2008, an increase of $12.4 million, or 6%, from $200.5 million for the three months ended June 30, 2007. Hosting revenue was $139.5 million for the three months ended June 30, 2008, an increase of $20.1 million, or 17%, from $119.4 million for the three months ended June 30, 2007. The increase was due to revenue growth of $13.7 million in our managed hosting offerings, primarily from utility computing and professional services, and a $6.4 million increase in colocation revenue that resulted from more favorable pricing in sales of reclaimed space and sales into new and expanded data centers, partially offset by the absence of revenue from data center assets sold in June 2007, which contributed $8.3 million in revenue to the prior year quarter. Network services revenue was $73.5 million for the three months ended June 30, 2008, a decrease of $3.4 million, or 4%, from $76.9 million for the three months ended June 30, 2007. The decrease was driven by a $4.4 million decline in enterprise and wholesale bandwidth volumes and managed IP VPN revenue. Other services revenue was eliminated in the second half of 2007, due to CDN customers migrating to Level 3 and Telerate completing its transition to Reuters’ products. Other services revenue contributed $4.2 million for the three months ended June 30, 2007.

Cost of Revenue. Cost of revenue includes costs of leasing local access lines to connect customers to our Points of Presence, or PoPs; leasing backbone circuits to interconnect our PoPs; indefeasible rights of use, operations and maintenance; rental costs, utilities, and other operating costs for hosting space; and salaries and related benefits for engineering, service delivery and provisioning, customer service, consulting services and operations personnel who maintain our network, monitor network performance, resolve service issues, and install new sites. Cost of revenue excludes depreciation, amortization, and accretion, which is reported as a separate line item of operating costs. Cost of revenue was $122.9 million for the three months ended June 30, 2008, an increase of $9.1 million, or 8%, from $113.8 million for the three months ended June 30, 2007. This increase was primarily driven by an expanded cost base to support sales and revenue growth, including $2.4 million in personnel costs and $3.4 million in rent and utilities on new data centers. Cost of revenue, as a percentage of revenue, was 58% for the three months ended June 30, 2008 compared to 56% for the three months ended June 30, 2007.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses include sales and marketing salaries and related benefits; product management, pricing and support salaries and related benefits; sales commissions and referral payments; advertising, direct marketing and trade show costs; occupancy costs; executive, financial, legal, tax and administrative support personnel and related costs; professional services, including legal, accounting, tax and consulting services; and bad debt expense. It excludes depreciation, amortization, and accretion, which is reported as a separate line item of operating costs. Sales, general, and administrative expenses were $55.0 million for the three months ended June 30, 2008, an increase of $2.7 million, or 5%, from $52.3 million for the three months ended June 30, 2007, due primarily to increased personnel costs. Sales, general, and administrative expenses as a percentage of revenue were 26% for the three months ended June 30, 2008 and 2007.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion expense consists primarily of the depreciation of property and equipment, amortization of intangible assets, and accretion expense related to the aging of the discounted present value of certain liabilities and unfavorable long-term fixed price contracts assumed in acquisitions. Depreciation, amortization, and accretion was $34.2 million for the three months ended June 30, 2008, an increase of $11.4 million, or 50%, from $22.8 million for the three months ended June 30, 2007. This increase was due to the addition and expansion of data centers and other capital expenditures.

Net Interest Expense and Other. Net interest expense and other primarily represents interest on our long-term debt, our capital and financing method lease obligations, and certain other non-operating charges. Net interest expense and other was $8.1 million for the three months ended June 30, 2008, a decrease of $7.7 million, or 49%, from $15.8 million for the three months ended June 30, 2007. This decrease was largely due to the absence of interest on our Subordinated Notes, which were extinguished in June 2007. The following table presents a quarterly overview of the components of net interest expense and other (dollars in thousands):

	Three Months Ended June 30,
	2008	2007	Dollar Change	Percentage Change
Interest expense and other, net
Interest expense	$8,770	$20,297	$(11,527)	(57)%
Interest income	(729)	(4,968)	4,239	85%
Other (income) expense	97	471	(374)	(79)%

Total interest expense and other, net	$8,138	$15,800	$(7,662)	(48)%

Income (Loss) before Income Taxes. Loss before income taxes for the three months ended June 30, 2008 was $7.3 million, a decline of $138.9 million, from income before income taxes of $131.6 million for the three months ended June 30, 2007. This decrease was primarily driven by the gain on sale of data center assets of $180.8 million, partially offset by the $45.1 million loss on debt extinguishment, along with other factors described above.

Income Tax Expense. Income tax expense for the three months ended June 30, 2008 was $0.1 million compared to a $1.7 million benefit for the three months ended June 30, 2007. The $1.8 million increase was mainly due to the reduction in our expected 2007 annual effective tax rate recorded in the second quarter of 2007, resulting from the utilization of existing net operating losses, and the realization of the interest deductions resulting from the extinguishment of the Subordinated Notes, as compared to 2008 where no reduction in the expected tax rate was recorded. Additionally, certain minimum taxes will be payable in 2008 despite the pre-tax loss.

Net Income (Loss). Net loss for the three months ended June 30, 2008 was $7.4 million, a decline of $140.7 million, from net income of $133.3 million for the three months ended June 30, 2007, driven by the factors previously described.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Executive Summary of Results of Operations

Revenue increased $10.4 million, or 3%, for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, as a result of a 24% improvement in managed hosting, which was partially offset by declines in network services and the elimination of other services revenue. Income from operations declined $331.0 million, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, which included the gain on the sales of CDN Assets of $125.2 million and the data center assets of $180.8 million. Excluding the gains, the decline in income from operations of $25.0 million was due primarily to the increase in depreciation and amortization expense of $21.5 million. Net loss before income taxes for the six months ended June 30, 2008, was $10.7 million. Excluding the gains on sales of assets and $45.1 million loss on debt extinguishment, net loss before income taxes was $8.7 million for the six months ended June 30, 2007, a decrease of $2.0 million.

Revenue. The following table presents revenue by major service category (dollars in thousands):

	Six Months Ended June 30,
	2008	2007	Dollar Change	Percentage Change
Revenue:
Colocation	$142,670	$137,820	$4,850	4%
Managed hosting	126,022	101,309	24,713	24%

Total hosting	268,692	239,129	29,563	12%

Network services	147,532	157,314	(9,782)	(6)%
Other services	—	9,359	(9,359)	(100)%

Total revenue	$416,224	$405,802	$10,422	3%

Revenue was $416.2 million for the six months ended June 30, 2008, an increase of $10.4 million, or 3%, from $405.8 million for the six months ended June 30, 2007. Hosting revenue was $268.7 million for the six months ended June 30, 2008 an increase of $29.6 million, or 12%, from $239.1 million for the six months ended June 30, 2007. The increase was due to $24.7 million in revenue growth in our managed hosting services, primarily utility computing and professional services, and a $4.9 million increase in colocation revenue that resulted from more favorable pricing in sales of reclaimed space and sales into new and expanded data centers, partially offset by an absence of revenue from data center assets sold in June 2007, which contributed $16.5 million in revenue during the prior year six month period. Network services revenue was $147.5 million for the six months ended June 30, 2008, a decrease of $9.8 million from $157.3 million for the six months ended June 30, 2007. The decrease was driven by declines in enterprise and wholesale bandwidth volumes and in managed IP VPN revenue. Other services revenue was eliminated in the second half of 2007, due to CDN customers migrating to Level 3 and Telerate completing its transition to Reuters’ products. Other services revenue contributed $9.4 million for the six months ended June 30, 2007.

Cost of Revenue. Cost of revenue was $241.5 million for the six months ended June 30, 2008, an increase of $11.1 million from $230.4 million for the six months ended June 30, 2007. Cost of revenue, as a percentage of revenue, was 58% for the six months ended June 30, 2008, compared to 57% for the six months ended June 30, 2007. This increase was primarily driven by an expanded cost base to support sales and revenue growth, including a $5.3 million increase in personnel costs and a $4.4 million increase in rent and utilities on new data centers.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses were $108.4 million for the six months ended June 30, 2008, an increase of $2.9 million, or 3%, from $105.5 million for the six months ended June 30, 2007, primarily due to increased personnel costs. Sales, general, and administrative expenses as a percentage of revenue were 26% for the six months ended June 30, 2008 and June 30, 2007.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion was $65.9 million for the six months ended June 30, 2008, an increase of $21.5 million, or 48%, from $44.4 million for the six months ended June 30, 2007. This increase was due to the addition and expansion of data centers and other capital expenditures.

Gain on Sales of Assets. As previously described, the sale of our data center assets resulted in a gain of $180.8 million, after transaction fees and related costs and a working capital adjustment, and the sale of our CDN Assets resulted in a gain of $125.2 million, after transaction fees and related costs and a working capital adjustment, for the six months ended June 30, 2007.

Loss on Debt Extinguishment. As previously described, in connection with the extinguishment of our Subordinated Notes in June 2007, we incurred a charge of $45.1 million representing the payment of make-whole interest on the notes, and the write-off of the remaining original issue discount and related deferred financing costs.

Net Interest Expense and Other. Net interest expense and other was $11.1 million for the six months ended June 30, 2008, a decrease of $23.0 million, or 67%, from $34.1 million for the six months ended June 30, 2007. This decrease was largely due to the absence of interest on our Subordinated Notes, which were extinguished in June 2007. The following table presents a six month overview of the components of net interest expense and other (dollars in thousands):

	Six Months Ended June 30,
	2008	2007	Dollar Change	Percentage Change
Interest expense and other, net
Interest expense	$17,283	$39,600	$(22,317)	(56)%
Interest income	(2,314)	(7,619)	5,305	69%
Other (income) expense	(3,846)	2,156	(6,002)	(278)%

Total interest expense and other, net	$11,123	$34,137	$(23,014)	(67)%

Income (Loss) before Income Taxes. Loss before income taxes for the six months ended June 30, 2008, was $10.7 million, a decrease of $262.9 million, from income before income taxes of $252.2 million for the six months ended June 30, 2007, primarily driven by the factors previously described.

Income Tax Expense. Income taxes for the six months ended June 30, 2008 were $0.9 million compared to $4.4 million for the six months ended June 30, 2007. This decrease is primarily due to minimum taxes being recorded in 2007 on a larger tax base than the corresponding minimum tax base in 2008. The reduction in the tax base resulted from less book income being recorded during 2008. Additionally certain minimum taxes will be payable in 2008 despite the pre-tax loss.

Net Income (Loss). Net loss for the six months ended June 30, 2008, was $11.6 million, a decrease of $259.4 million from a net income of $247.8 million for the six months ended June 30, 2007, primarily driven by the factors previously described.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, our cash and cash equivalents balance was $118.2 million. We had $53.4 million in net cash provided by operating activities during the six months ended June 30, 2008, a decrease of $2.9 million from net cash provided by operating activities of $56.3 million for the six months ended June 30, 2007. This change was due to the $5.2 million Convertible Notes interest payment made in 2008, partially offset by overall improvements in our operating results, largely resulting from continued operational efficiencies and cost-savings initiatives. Net cash used in investing activities for the six months ended June 30, 2008 was $140.4 million, a decrease of $297.8 million from net cash provided by investing activities of $157.4 million for the six months ended June 30, 2007. This change was primarily related to the absence of proceeds received for our sales of data center and CDN Assets in 2007 for net proceeds of $318.5 million, partially offset by a decrease in capital expenditures of $21.5 million. Net cash provided by financing activities for the six months ended June 30, 2008 was $26.2 million, an increase of $30.0 million from net cash used in financing activities of $3.8 million for the six months ended June 30, 2007. This increase primarily relates to $33.3 million in proceeds from the Lombard financing, offset by a $7.9 million decrease in payments to satisfy employee statutory tax withholdings that arose in connection with vesting equity awards.

We believe we have sufficient cash to fund business operations and capital expenditures for at least twelve months from the date of this filing, from cash on hand, operations, and available debt capacity. We may supplement this near-term liquidity with credit facilities and equity or debt financings if favorable financing terms are made available to us. Due to the dynamic nature of our industry and unforeseen circumstances, if we are unable to fully fund cash requirements through operations or available debt capacity, we will need to obtain additional financing through a combination of equity and debt financings, renegotiation of terms on our existing debt, and sales of assets. If any such activities become necessary, there can be no assurance that we would be successful in completing any of these activities on terms that would be favorable to us. As of June 30, 2008, unused availability under our $85.0 million Revolving Facility was $74.0 million, which reflects $11.0 million of outstanding letters of credit, pledged as collateral to support certain facility leases and utility agreements.

The following table presents a quarterly overview of our cash flows for the periods indicated (dollars in thousands):

	Three Months Ended
	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
Net cash provided by operating activities	$21,431	$31,984	$27,106	$33,924	$28,028
Net cash provided by (used in) investing activities (1)	(97,107)	(43,293)	(100,399)	(86,386)	64,537
Net cash provided by (used in) financing activities (2)	29,633	(3,409)	(278)	132	(4,393)
Net increase (decrease) in cash and cash equivalents	(46,433)	(18,499)	(73,799)	(52,063)	87,429

(1)	Includes net proceeds of $190.2 million from the sale of certain data center assets during the three months ended June 30, 2007. Includes $225.8 million spent in 2007 for the development of four data centers opened in 2007 and six data centers expected to open in 2008.
(2)	Includes proceeds of $345.0 million from Convertible Notes offering and payments of $342.5 million related to the extinguishment of our Subordinated Notes during the three months ended June 30, 2007.

Discussion of Changes in Liquidity and Capital Resources

Long-term Debt and Other Financing

The following table sets forth our long-term debt and other financing as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30, 2008	December 31, 2007
Convertible Notes	$345,000	$345,000
Other financing (1)	30,695	8,362
Lombard loan facility	33,287	—
Revolving credit facility	—	—
Capital and financing method lease obligations (2)	172,170	166,482

Total long-term debt and other financing	$581,152	$519,844

(1)	Other financing includes borrowings under our Cisco loan agreement, for which the weighted-average interest rate was 6.50% as of June 30, 2008 and December 31, 2007. The amount presented in the table above includes the current amounts due of $6.6 million and $1.8 million as of June 30, 2008 and December 31, 2007, respectively. Payments on the loan are made monthly.
(2)	Capital and financing method lease obligations include capital and financing method leases on certain of our facilities and equipment held under capital leases. The weighted-average interest rates for such leases were 12.36% as of June 30, 2008 and 12.70% as of December 31, 2007. The amounts presented in the table above include the current amounts due of $6.0 million as of June 30, 2008 and $4.4 million as of December 31, 2007, respectively.

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

We have determined that the Convertible Notes contain an embedded derivative requiring bifurcation and separate accounting treatment. Such derivative had a de minimis fair value as of June 30, 2008 and as a result, we have not recorded any related amounts in the condensed consolidated financial statements. We will remeasure this embedded derivative each reporting period, as applicable, and changes in fair value will be reported in the consolidated statement of operations. We have concluded that the contingently issuable shares are dilutive for diluted net income (loss) per common share calculations using the “if-converted” method.

In connection with the issuance of the Convertible Notes, debt issuance costs totaling $8.9 million were deferred and are being amortized to interest expense through the maturity date of the Convertible Notes, May 15, 2012. Debt issuance costs related to the Convertible Notes, net of accumulated amortization, were $7.0 million as of June 30, 2008.

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

Credit Facilities

Revolving Facility. We maintain an $85.0 million revolving credit facility, or the Revolving Facility, which includes a $20.0 million letter of credit provision. The Revolving Facility may be used for working capital and other general corporate purposes. The Revolving Facility matures and all outstanding borrowings and unpaid interest are due on December 9, 2008. On or before the maturity date, we expect to renew the Revolving Facility with an agreements similar in terms. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined by the Revolving Facility agreement. The Revolving Facility is secured by substantially all of our domestic properties and assets and we may terminate the Revolving Facility prior to maturity. As of June 30, 2008, we had no outstanding principal amounts under the Revolving Facility, but had outstanding letters of credit of $11.0 million and unused availability of $74.0 million. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee.

Loan Agreement and Lease Facility. We maintain a loan and security agreement, or the Loan Agreement, and a master lease agreement, or the Lease Agreement, with Cisco Systems Capital Corporation. The Loan Agreement provides for borrowings of up to $33.0 million, at an annual interest rate of 6.50%, to purchase network equipment. The Lease Agreement provides a lease facility (the Lease Facility) to lease equipment with borrowings up to $10.0 million, at an annual interest rate based on two-year U.S. Treasury Notes. We also have commitments for the availability of an additional $10.0 million in borrowings. The effective interest rate on current outstanding borrowings ranges from 5.52% to 7.25%. We may utilize up to $3.0 million of the Lease Facility for third party manufactured equipment. The obligations under the Loan Agreement are secured by a first-priority security interest in the equipment purchased with the proceeds from the loan. As of June 30, 2008, we had $33.0 million in borrowings under the Loan Agreement and $17.9 million under the Lease Facility.

Lombard Loan Agreement. In June 2008, one of our subsidiaries, SAVVIS UK Ltd., entered into a loan agreement (the UK Loan Agreement) with Lombard North Central Plc. The UK Loan Agreement provides for borrowings of up to £35.0 million to be used in connection with the construction and development of a new data center in the United Kingdom. The UK Loan Agreement allows for advances from the lender to finance certain payments due to the contractor and others during the construction period. The UK Loan Agreement has a five-year term and requires quarterly installments of interest only for the first two years and quarterly installments of principal and interest for the remainder of the term. We may elect to pay interest from the construction completion date, anticipated to be in October 2008, at a rate equal to the one or three month GBP Libor plus 2.80% for 12 month periods, or we may elect to fix the interest rate at the available lender swap rate plus 2.80% for a minimum of three years up to the remaining loan period or such shorter six month increments. We are also required to enter into a hedge agreement to provide interest rate protection if GBP Libor equals or exceeds 8.0%. We have guaranteed the obligations of SAVVIS UK under the UK Loan Agreement and the obligations are secured by a first priority security interest in substantially all of SAVVIS UK’s current data center assets and certain future assets which will be located in the new data center. In addition, we are required to maintain a letter of credit ranging from £7.0 million to £14.0 million for a minimum of two years from the construction completion date. We may prepay the UK Loan, in whole or in part, without prepayment penalty, subject to certain breakage fees, if any. As of June 30, 2008, outstanding borrowings under the UK Loan Agreement totaled £16.9 million, or approximately $33.3 million using the effective exchange rate of 1.9663 on June 26, 2008, and the effective interest rate was 8.30%.

Debt Covenants

The provisions of our debt agreements contain a number of covenants including, but not limited to, maintaining certain financial conditions, restricting or limiting our ability to incur more debt, pay dividends, and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt agreements and could trigger acceleration of repayment. As of and during the three and six months ended June 30, 2008, we were in compliance with all applicable covenants under the debt agreements.

Future Principal Payments

As of June 30, 2008, aggregate future principal payments of long-term debt were $3.3 million for the remainder of the year ended December 31, 2008, $6.6 million for the year ended December 31, 2009, $10.2 million for the year ended December 31, 2010, $24.3 million for the year ended December 31, 2011, $378.1 million for the year ended December 31, 2012, and $22.0 million for the year ended December 31, 2013. The weighted-average interest rate applicable to outstanding borrowings was 3.7% and 3.1% as of June 30, 2008 and December 31, 2007, respectively.

Commitments and Contingencies

Our customer contracts generally span multiple periods, which results in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $36.2 million, $45.0 million, $34.5 million, $19.4 million, $13.6 million, and $69.8 million during the years ended December 31, 2008, 2009, 2010, 2011, 2012, and thereafter, respectively. Should we not meet the minimum spending levels in any given term, decreasing termination liabilities, representing a percentage of the remaining contractual amounts, may become immediately due and payable. Furthermore, certain of these termination liabilities are potentially subject to reduction should we experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if we had terminated all of these agreements as of June 30, 2008, the maximum liability would have been $218.5 million. To mitigate this exposure, when possible, we align our minimum spending commitments with customer revenue commitments for related services.

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

Off-Balance-Sheet Arrangements

As of June 30, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in our consolidated balance sheets, such as letters of credit, indemnifications, and operating leases, under which the majority of our facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through December 2022, and may be renewed as circumstances warrant. Our financial instruments are valued based on the estimated amount of exposure and the likelihood of performance being required. Based on our past experience, no claims have been made against these financial instruments nor do we expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, we determined such financial instruments did not have significant value and have not recorded any related amounts in our consolidated financial statements. As of June 30, 2008, we had $11.0 million in letters of credit outstanding under the Revolving Facility, pledged as collateral to support certain facility leases and utility agreements. Also, in connection with the sale of our CDN Assets, we agreed to indemnify the purchaser should it incur certain losses due to a breach of our representations and warranties.

CRITICAL ACCOUNTING ESTIMATES

Revenue Recognition

We derive the majority of our revenue from recurring revenue streams, consisting primarily of hosting services, which includes managed hosting and colocation, and network services. We recognize revenue from those services as they are provided. Installation fees, although generally billed upon installation, are deferred and recognized ratably over the life of the customer contract. Revenue is recognized when the related service has been provided, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured.

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

Allowance for Credits and Uncollectibles

As previously described, we have service level commitments with certain of our customers. To the extent that such service levels are not achieved, we estimate the amount of credits to be issued, based on historical credits issued and known disputes, and record a reduction to revenue, with a corresponding increase in the allowance for credits and uncollectibles.

We assess collectibility of accounts receivable based on a number of factors, including customer payment history and creditworthiness. We generally do not request collateral from our customers although in certain cases we may obtain a security deposit. We maintain an allowance for uncollectibles when evaluating the adequacy of allowances, and we specifically analyze accounts receivable, current economic conditions and trends, historical bad debt write-offs, customer concentrations, customer payment history and creditworthiness, and changes in customer payment terms. Delinquent account balances are charged to expense after we have determined that the likelihood of collection is not probable.

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

In May 2008, the FASB issued Staff Position APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This FSP changes the accounting for our Convertible Notes. Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instruments to reflect the issuer’s economic interest cost. This will require the reclassification of approximately $65 million from long-term debt to additional paid-in capital, which will be treated as original issue discount of the Convertible Notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the Convertible Notes to their face amount as interest expense over the term of the Convertible Notes. The FSP is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, and requires retrospective application to all periods presented. While the FSP does not change the economic substance or cash flow requirements of the Convertible Notes, our interest expense will increase by approximately $13 million per year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of June 30, 2008, we had approximately $33.3 million (using an effective exchange rate as of June 26, 2008) outstanding variable rate debt under the UK Loan Agreement with Lombard North Central Plc. The interest rate payable under the UK Loan Agreement during the construction period is one month GBP Libor plus 2.80%, and upon completion, we can elect either one or three month GBP Libor plus 2.80% for 12 month periods, or we may elect to fix the interest rate at the available lender swap rate plus 2.80% for a minimum of three years up to the remaining loan period or such shorter six month increments. We are also required to enter into a hedge agreement to provide interest rate protection if GBP Libor equals or exceeds 8.0%. The remainder of our outstanding debt was fixed rate debt and was comprised of $345.0 million outstanding for the Convertible Notes, which bear interest at 3% per annum and $30.7 million outstanding for the Loan Agreement with Cisco Systems Capital Corporation, which provides for borrowings of up to $33.0 million, at an annual interest rate of 6.50%, to purchase network equipment.

There have been no material changes in our assessment of market risk sensitivity since our presentation of “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of the end of the period covered by this report. Based on management’s evaluation as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the period covered by this report that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

One such action in which we are the defendant is an action brought by SiteLite Holdings, Inc., SiteLite, in the Superior Court of California, County of Orange. SiteLite alleges several business torts and statutory violations related to a contractual relationship with us that we terminated in 2005, including defamation and false advertising, theft of intellectual property and trade secrets, and breach of contract. We have agreed to settle all claims made by SiteLite for an immaterial amount. A hearing to consider the dismissal of the matter is scheduled for August.

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

The description of our risk factors below includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Risks Related to Our Business

Our operating results may fluctuate significantly, which makes our future results difficult to predict and may cause our operating results to fall below expectations.

Although we recognized net income of $250.6 million for the year ended December 31, 2007, we incurred a net loss of $11.6 million for the six months ended June 30, 2008, a net loss of $44.0 million for the year ended December 31, 2006, and a net loss of $69.1 million in the year ended December 31, 2005 and we may incur net losses in the future. We may also have fluctuations in revenues, expenses and losses due to a number of factors, many of which are beyond our control, including the following:

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

As of June 30, 2008, the total principal amount of our debt, including capital and financing method lease obligations was $581.2 million. In addition, we expect from time to time to continue to incur additional indebtedness and other liabilities in the future. If we incur additional indebtedness or if we use more cash than we generate in the future, then the possibility that we may not have cash sufficient to pay, when due, the outstanding amount of our indebtedness will increase. If we do not have sufficient cash available to repay our debt obligations when they mature, we will have to refinance such obligations or we would be in default under the terms of our debt obligations, and there can be no assurance that we will be successful in such refinancing or that the terms of any refinancing will be acceptable to us. This also means that we will need to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, reducing the funds available for operations, working capital, capital expenditures, sales and marketing initiatives, acquisitions, and general corporate or other purposes.

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

Reuters accounted for $87.6 million, or 11%, of our revenue in 2006 and $58.0 million, or 7%, of our revenue in 2007, and $29.7 million, or 7%, of our revenue for the first six months of 2007 compared to $29.4 million, or 7%, of our revenue in the first six months of 2008. The loss of Reuters or any of our other key customers, or a considerable reduction in the amount of our services that these customers purchase, could materially reduce our revenues which, to the extent not offset by cost reductions or revenue from new or other existing customers, could materially reduce our cash flows and financial position. This may limit our ability to raise capital or fund our operations, working capital needs, and capital expenditures in the future.

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

Our data centers are susceptible to regional costs and supply of power and electrical power outages. We attempt to limit exposure to system downtime by using backup generators and power supplies. However, we may not be able to limit our exposure entirely even with these protections in place. In addition, our energy costs have recently increased and may continue to increase for a variety of reasons including increased pressure on legislators to pass green legislation. As energy costs increase, we may not always be able to pass on the increased costs of energy to our customers, which could harm our business. Power and cooling requirements at our data centers are also increasing as a result of the increasing power demands of today’s servers. Since we rely on third parties to provide our data centers with power sufficient to meet our customers’ power needs, and we generally do not control the amount of power drawn by our customers, our data centers could have a limited or inadequate amount of electrical resources. Our customer’s demand for power may also exceed the power capacity in our older data centers, which may limit our ability to fully utilize these data centers. This could adversely affect our relationships with our customers and hinder our ability to run our data centers, which could harm our business.

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

In connection with our sale of the assets related to our content delivery network, we agreed to indemnify the purchaser for certain losses that it may incur due to a breach of our representations and warranties. If we are required to perform such obligations should they arise, this may harm our operations and prevent us from being able to engage in favorable business activities, consummate strategic acquisitions or otherwise fund capital needs.

Difficulties presented by international economic, political, legal, accounting, and business factors could harm our business in international markets.

For the six months ended June 30, 2008, 16% of our total revenue was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

•	unexpected changes in regulatory, tax, and political environments;

•	longer payment cycles and problems collecting accounts receivable;

•	fluctuations in currency exchange rates;

•	our ability to secure and maintain the necessary physical and telecommunications infrastructure;

•	challenges in staffing and managing foreign operations; and

•	more restrictive laws or regulations, or more restrictive interpretations of existing laws or regulations, such as those related to content distributed over the Internet.

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

We are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions, and can change significantly over time. Future regulatory, judicial, and legislative changes or interpretations may have a material adverse effect on our ability to deliver services within various jurisdictions. For example, the European Union enacted a data retention system that, once implemented by individual member states, will involve requirements to retain certain IP data that could have an impact on our operations in Europe. Moreover, national regulatory frameworks that are consistent with the policies and requirements of the World Trade Organization have only recently been, or are still being, put in place in many countries. Accordingly, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market. As a result, in these markets we may encounter more protracted and difficult procedures to obtain licenses.

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

We have approximately 53.0 million shares of common stock outstanding. Additionally, we have Convertible Notes, in-the-money stock options, and other equity awards outstanding that may be exercised or converted at various times to acquire 5.9 million shares, or approximately 11%, of our common stock on a fully diluted basis as of July 28, 2008. Shares issued upon exercise of our outstanding options and Convertible Notes will cause immediate and substantial dilution to our existing stockholders and may be immediately sold in the public markets. As of July 28, 2008, investment partnerships sponsored by Welsh, Carson, Anderson & Stowe (Welsh Carson) own approximately 29% of our outstanding common stock, and since December 2006, Welsh Carson has distributed over 12.1 million shares of our common stock to its limited partners. These shares may and some have been sold in the public market immediately following such distributions. Also, as of July 28, 2008, Welsh Carson and individuals affiliated with Welsh Carson are entitled to certain registration rights with respect to 14.2 million shares of our common stock held by them. Sales of substantial amounts of shares of our common stock in the public market, including sales following Welsh Carson distributions, or the perception that those sales will occur, could cause the market price of our common stock to decline. Those sales also might make it more difficult for us to sell equity and equity-related securities in the future at a time and at a price that we consider appropriate.

Our stock price is subject to significant volatility.

Since July 1, 2007, until the present, the closing price per share of our common stock has ranged from a high of $50.68 per share to a low of $10.89 per share. Our stock price has been, and may continue to be, subject to significant volatility due to sales of our securities by significant stockholders and the other risks and uncertainties described or incorporated by reference herein. The price of our common stock may also fluctuate due to conditions in the technology industry or in the financial markets generally.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our annual meeting of stockholders held on May 20, 2008, the following matters were voted on:

1.	Election of ten directors to the Board of Directors.

	For	Withheld
John D. Clark	48,738,357	1,191,253
Clyde A. Heintzelman	49,675,914	253,696
Philip J. Koen	49,638,982	290,628
Thomas E. McInerney	48,265,637	1,663,973
James E. Ousley	49,722,990	206,620
James P. Pellow	49,514,018	415,592
David C. Peterschmidt	49,722,859	206,751
Jeffrey H. Von Deylen	48,520,898	1,408,712
Mercedes A. Walton	49,722,440	207,170
Patrick J. Welsh	48,741,146	1,188,464

2.	Ratify the appointment of Ernst & Young, LLP as our independent registered public accounting firm for the year ending December 31, 2008.

For	Against	Abstain
49,914,104	13,952	1,554

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit Index Number		Filed with the Form 10-Q

	Exhibit Description		Incorporated by Reference
			Form	Filing Date with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1	November 12, 1999	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	January 31, 2000	3.2

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 14, 2002	3.3

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 13, 2004	3.4

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 5, 2005	3.5

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		8-K	June 7, 2006	3.1

3.7	Amended and Restated Bylaws of the Registrant		10-Q	May 15, 2003	3.4

3.8	Amendment to Article V of the Amended and Restated Bylaws		8-K	May 15, 2007	3.1

4.1	Form of Common Stock Certificate		S-1/A	January 31, 2000	4.1

4.2	Indenture, dated as of May 9, 2007, between Registrant and The Bank of New York, as trustee, including the Form of Global Note attached as Exhibit A thereto		8-K	May 10, 2007	4.1

10.1	Facility Agreement dated June 27, 2008, by and among SAVVIS UK Limited, Registrant, and Lombard North Central Plc		8-K	July 2, 2008	10.1

10.2	Asset Security Agreement dated June 27, 2008, by and among SAVVIS UK Limited, Registrant, a Delaware corporation, and Lombard North Central Plc		8-K	July 2, 2008	10.2

10.3	Consent and Amendment No. 9 to Credit Agreement dated June 27, 2008, by and among SAVVIS Communications Corporation, Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and the administrative agent for the lender parties		8-K	July 2, 2008	10.3

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVVIS, Inc.

Date: August 1, 2008	By:	/s/ Philip J. Koen
Philip J. Koen
Chief Executive Officer
(principal executive officer)

Date: August 1, 2008	By:	/s/ Jeffrey H. Von Deylen
Jeffrey H. Von Deylen
Chief Financial Officer
(principal financial officer and principal accounting officer)