Form 10-Q
period 2008-09-30
SAVVIS, Inc.
filed 2008-11-03
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Common stock, $0.01 Par Value – 53,464,188 shares as of October 24, 2008

The Exhibit Index begins on page 44.

SAVVIS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$116,047	$183,141
Trade accounts receivable, net of allowance of $6,261 and $5,060, respectively	58,473	51,925
Prepaid expenses and other current assets	26,769	19,548

Total Current Assets	201,289	254,614

Property and equipment, net	724,116	616,584
Other non-current assets	18,222	18,775

Total Assets	$943,627	$889,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Payables and other trade accruals	$50,380	$57,673
Current portion of long-term debt and lease obligations	12,856	6,196
Other current accrued liabilities	71,479	101,419

Total Current Liabilities	134,715	165,288

Long-term debt, net of current portion	421,779	351,594
Capital and financing method lease obligations, net of current portion	166,789	162,054
Other accrued liabilities	66,387	59,182

Total Liabilities	789,670	738,118

Stockholders’ Equity:
Common stock; $0.01 par value, 1,500,000 shares authorized; 53,418 and 52,977 shares issued and outstanding, respectively	534	530
Additional paid-in capital	759,541	738,950
Accumulated deficit	(596,069)	(583,901)
Accumulated other comprehensive loss	(10,049)	(3,724)

Total Stockholders’ Equity	153,957	151,855

Total Liabilities and Stockholders’ Equity	$943,627	$889,973

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$218,363	$190,262	$634,587	$596,064
Operating Expenses:
Cost of revenue (including non-cash equity-based compensation of $173, $1,437, $3,274, and $4,303, respectively) (1)	127,050	112,348	368,573	342,778
Sales, general, and administrative expenses (including non-cash equity-based compensation of $2,269, $7,284, $17,738, and $20,362, respectively) (1)	46,022	51,101	154,378	156,593
Depreciation, amortization, and accretion	34,222	22,742	100,120	67,174
(Gain) loss on sales of data center and CDN assets	—	337	—	(305,707)

Total Operating Expenses	207,294	186,528	623,071	260,838

Income from Operations	11,069	3,734	11,516	335,226
Loss on debt extinguishment	—	—	—	45,127
Net interest expense and other	9,972	320	21,095	34,457

Income (Loss) before Income Taxes	1,097	3,414	(9,579)	255,642
Income tax expense (benefit)	1,659	(1,855)	2,589	2,559

Net Income (Loss)	$(562)	$5,269	$(12,168)	$253,083

Net Income (Loss) per Common Share
Basic	$(0.01)	$0.10	$(0.23)	$4.81

Diluted	$(0.01)	$0.10	$(0.23)	$4.55

Weighted-Average Common Shares Outstanding (2)
Basic	53,383	52,899	53,338	52,603

Diluted	53,383	54,033	53,338	56,688

(1)	Excludes depreciation, amortization, and accretion, which is reported separately.
(2)	For the three and nine months ended September 30, 2008, the effects of including the incremental shares associated with options, unvested restricted preferred units, unvested restricted stock units, unvested restricted stock awards, and the Convertible Notes are anti-dilutive and, as such, are not included in the diluted weighted-average common shares outstanding. For the three months ended September 30, 2007, the effects of including the incremental shares associated with the Convertible Notes are anti-dilutive and, as such, are not included in the diluted weighted-average common shares outstanding. For the nine months ended September 30, 2007, diluted weighted-average common shares outstanding included 2.6 million common shares which reflected the dilution impact of the Convertible Notes using the “if-converted” method.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$(12,168)	$253,083
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	100,120	67,174
Non-cash equity-based compensation	21,012	24,665
Accrued interest	5,615	35,547
Gain on sales of data center and CDN assets	—	(305,707)
Loss on debt extinguishment	—	45,127
Other	203	(934)
Net changes in operating assets and liabilities, net of effects from sales of assets:
Trade accounts receivable, net	(6,828)	(1,062)
Prepaid expenses and other current and non-current assets	(8,084)	(5,647)
Payables and other trade accruals	4,832	(898)
Other accrued liabilities	(4,022)	(21,107)

Net cash provided by operating activities	100,680	90,241

Cash Flows from Investing Activities:
Payments for capital expenditures	(209,277)	(248,249)
Proceeds from sales of data center and CDN assets, net	—	318,530
Other investing activities, net	—	694

Net cash provided by (used in) investing activities	(209,277)	70,975

Cash Flows from Financing Activities:
Proceeds from long-term debt	56,447	345,000
Proceeds from stock option exercises	907	15,077
Payments for extinguishment of Series A Subordinated Notes	—	(342,491)
Payments for debt issuance costs	(1,135)	(8,866)
Payments for employee taxes on equity-based instruments	(2,283)	(10,160)
Principal payments under capital lease obligations	(4,152)	(2,031)
Other financing activities, net	(3,481)	(154)

Net cash provided by (used in) financing activities	46,303	(3,625)

Effect of exchange rate changes on cash and cash equivalents	(4,800)	656

Net increase (decrease) in cash and cash equivalents	(67,094)	158,247
Cash and cash equivalents, beginning of period	183,141	98,693

Cash and cash equivalents, end of period	$116,047	$256,940

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$21,104	$10,150

Cash paid for income taxes	$1,439	$3,771

Non-cash Investing and Financing Activities:
Assets acquired and obligations incurred under capital leases	$10,235	$30,513

Assets acquired and obligations incurred under financing agreements	$24,160	$5,489

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2007	52,977	$530	$738,950	$(583,901)	$(3,724)	$151,855
Net loss	—	—	—	(12,168)	—	(12,168)
Foreign currency translation adjustments	—	—	—	—	(6,325)	(6,325)
Issuance of common stock upon exercise of stock options	68	1	906	—	—	907
Issuance of restricted stock	36	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	69	1	1,124	—	—	1,125
Issuance of common stock upon vesting of stock awards	268	2	(3)	—	—	(1)
Payments for employee taxes on equity-based instruments	—	—	(2,283)	—	—	(2,283)
Recognition of deferred compensation costs	—	—	20,847	—	—	20,847

Balance at September 30, 2008	53,418	$534	$759,541	$(596,069)	$(10,049)	$153,957

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents. As of September 30, 2008, substantially all of the Company’s $116.0 million of cash and cash equivalents was held in money market accounts, which are classified as Level 1 under the guidance of Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements.”

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

Depreciation, Amortization, and Accretion

Depreciation and amortization expense consists primarily of depreciation of property and equipment and assets held under capital lease, as well as amortization of intangible assets and leasehold improvements. Property, plant, and equipment are recorded at cost and depreciation and amortization are calculated using the straight-line method over the useful lives of the related assets. Software, equipment, and leasehold improvements have useful lives that range between three and fifteen years and leased assets are depreciated over the shorter of their useful lives or lease terms. Accretion expense results from aging of the discounted present value of various liabilities, including asset retirement obligations.

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

Cost of Revenue

Operational expenses include rental costs, power costs, circuit costs, and maintenance and operations costs for indefeasible rights of use, as well as salaries and related benefits for engineering, service delivery and provisioning, customer service, and operations personnel. Invoices from communications service providers may exceed amounts the Company believes it owes. The Company’s practice is to identify such variances and engage in discussions with the vendors to resolve disputes. Accruals are maintained for the best estimate of the amount that may ultimately be paid.

Equity-Based Compensation

The Company recognizes equity-based compensation in accordance with SFAS 123(R), “Share-Based Payment.” The fair value of total equity-based compensation for stock options and restricted preferred units is calculated using the Black-Scholes option pricing model which utilizes certain assumptions and estimates that have a material impact on the amount of total compensation cost recognized in the Company’s consolidated financial statements. For stock options, an additional assumption is made on the number of awards expected to vest, which decreases the amount of total expense recognized. Total equity-based compensation costs for restricted stock units and restricted stock awards are calculated based on the market value of the Company’s common stock on the date of grant. Total equity-based compensation costs are amortized to non-cash equity-based compensation expense over the vesting or performance period of the award, as applicable, which typically ranges from three to four years.

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

The following tables set forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(562)	$5,269	$(12,168)	$253,083
Add back: Interest expense on convertible notes, net of tax effect	—	—	—	4,652

Net income (loss) for diluted per share calculation	$(562)	$5,269	$(12,168)	$257,735

Weighted-average shares outstanding – basic	53,383	52,899	53,338	52,603
Effect of dilutive securities: (1)
Shares reserved for convertible notes	—	—	—	2,604
Stock options (2)	—	453	—	651
Restricted preferred units, restricted stock units, and restricted stock awards (2)	—	681	—	830

Weighted-average shares outstanding – diluted (3)	53,383	54,033	53,338	56,688

Net income (loss) per common share:
Basic	$(0.01)	$0.10	$(0.23)	$4.81

Diluted	$(0.01)	$0.10	$(0.23)	$4.55

(1)	For the three and nine months ended September 30, 2008, the effects of including the incremental shares associated with the Convertible Notes and the assumed conversion of dilutive equity instruments into common stock was anti-dilutive and, therefore, excluded from the calculation of diluted net loss per common share.
(2)	As of September 30, 2008, the Company had outstanding 5.6 million stock options, 0.5 million restricted preferred units, and 0.3 shares of restricted stock units and restricted stock awards.
(3)	Weighted-average shares outstanding – dilutive for the nine months ended September 30, 2007 includes 2.6 million common shares, which reflects the dilution impact of the Convertible Notes using the “if-converted” method.

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

In May 2008, the FASB issued Staff Position (FSP) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This FSP changes the accounting for the Company’s Convertible Notes. Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instruments to reflect the issuer’s economic interest cost. This will require the reclassification of approximately $65 million from long-term debt to additional paid-in capital, which will be treated as original issue discount of the Convertible Notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the Convertible Notes to their face amount as interest expense over the term of the Convertible Notes. The FSP is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, and requires retrospective application to all periods presented. While the FSP does not change the economic substance or cash flow requirements of the Convertible Notes, the Company’s interest expense will increase by approximately $13 million per year.

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

The CDN Purchase Agreement contains representations, warranties and covenants of the Company, including certain tax and intellectual property representations and warranties. In connection therewith, the Company agreed to indemnify the buyer for a period of up to six years for breaches of certain intellectual property representations, warranties, and covenants up to, but not to exceed, the amount of the purchase price, net of working capital adjustments, or $132.5 million. The Company believes the potential for performance under the indemnification is unlikely and, therefore, has not recorded any related liabilities in its accompanying consolidated balance sheet as of, or at any time prior to, September 30, 2008.

Data Center Assets

In June 2007, the Company sold assets related to two of its data centers located in Santa Clara, California for $190.2 million in cash, before fees, the assumption and forgiveness of certain liabilities, and the assignment of an operating lease associated with the facilities. In connection with the sale, the Company recorded a gain on sale of $180.5 million for the year ended December 31, 2007. The Company recorded revenue of $16.5 million related to these data centers for the nine months ended September 30, 2007, all of which was recorded in the first six months of 2007.

NOTE 4—PROPERTY AND EQUIPMENT

The following table presents property and equipment, by major category, as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Communications and data center equipment	$465,579	$465,047
Facilities and leasehold improvements	604,763	487,365
Software	70,750	52,999
Office equipment	26,944	32,990

	1,168,036	1,038,401
Less accumulated depreciation and amortization	(443,920)	(421,817)

Property and equipment, net	$724,116	$616,584

During the three months ended September 30, 2008, the Company removed from its records $71.7 million of fully depreciated fixed assets. Depreciation and amortization expense for property and equipment was $32.8 million and $21.0 million for the three months ended September 30, 2008 and 2007, respectively, and $95.7 million and $61.8 million for the nine months ended September 30, 2008 and 2007, respectively.

The following table presents property and equipment held under capital and financing method leases, by major category, which represent components of property and equipment included in the table above, as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Communications and data center equipment	$99,409	$88,366
Facilities and leasehold improvements	95,330	95,330

	194,739	183,696
Less accumulated amortization	(102,211)	(91,888)

Property and equipment held under capital and financing method leases, net	$92,528	$91,808

The portion of total depreciation and amortization expense attributable to assets held under capital and financing method leases was $3.4 million and $1.9 million for the three months ended September 30, 2008 and 2007, respectively and $10.0 million and $5.7 million for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 5—LONG-TERM DEBT

The following table presents long-term debt as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Convertible Notes	$345,000	$345,000
Cisco loan facility, net of current portion of $6,600 and $1,768, respectively	22,445	6,594
Lombard loan facility	54,334	—
Revolving credit facility	—	—

Long-term debt	$421,779	$351,594

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

The Company has determined that the Convertible Notes contain an embedded derivative requiring bifurcation and separate accounting treatment. Such derivative had a de minimis fair value as of September 30, 2008 and as a result, the Company has not recorded any related amounts in the condensed consolidated financial statements. The Company will remeasure this embedded derivative each reporting period, as applicable, and changes in fair value will be reported in the consolidated statement of operations. The Company has concluded that the contingently issuable shares are dilutive for diluted net income (loss) per common share calculations using the “if-converted” method.

In connection with the issuance of the Convertible Notes, debt issuance costs totaling $8.9 million were deferred and are being amortized to interest expense through the maturity date of the Convertible Notes, May 15, 2012. Debt issuance costs related to the Convertible Notes, net of accumulated amortization, were $6.5 million as of September 30, 2008.

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

Credit Facilities

Revolving Facility. The Company maintains an $85.0 million revolving credit facility (the Revolving Facility), which includes a $27.5 million letter of credit provision. The Revolving Facility may be used for working capital and other general corporate purposes. The Revolving Facility matures, and all outstanding borrowings and unpaid interest are due, on December 9, 2008. On or before the maturity date, the Company expects to renew the Revolving Facility with current market terms. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined by the Revolving Facility agreement. The Revolving Facility is secured by substantially all of the Company’s domestic properties and assets and the Company may terminate the Revolving Facility prior to maturity. As of September 30, 2008, the Company had no outstanding principal amounts under the Revolving Facility, but had outstanding letters of credit of $24.4 million, and unused availability of $60.6 million. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee.

Cisco Loan Agreement and Lease Facility. The Company maintains a loan and security agreement (the Loan Agreement) and a master lease agreement (the Lease Agreement) with Cisco Systems Capital Corporation. The Loan Agreement provides for borrowings of up to $33.0 million, at an annual interest rate of 6.50%, to purchase network equipment. The Lease Agreement provides a lease facility (the Lease Facility) to purchase equipment with borrowings at the discretion of Cisco Systems Capital Corporation, at an annual interest rate based on two-year U.S. Treasury Notes. The effective interest rate on current outstanding borrowings ranges from 5.52% to 7.25%. The Company may utilize up to $3.0 million of the Lease Facility for third party manufactured equipment. The obligations under the Loan Agreement are secured by a first-priority security interest in the equipment. As of September 30, 2008, the Company had $29.0 million in borrowings outstanding under the Loan Agreement and $17.5 million under the Lease Facility.

Lombard Loan Agreement. In June 2008, a subsidiary of the Company, SAVVIS UK Limited, entered into a loan agreement (the UK Loan Agreement) with Lombard North Central Plc (Lombard). The UK Loan Agreement provides for borrowings of up to £35.0 million to be used in connection with the construction and development of a new data center in the United Kingdom. The UK Loan Agreement allows for advances from the lender to finance certain payments due to the contractor and others during the construction period. The UK Loan Agreement has a five-year term and requires quarterly installments of interest only for the first two years and quarterly installments of principal and interest for the remainder of the term. The interest incurred through the construction period, which ended September 30, 2008, was added to the principal balance of the loan. In September 2008, the Company entered into an interest rate swap agreement (the Swap Agreement) with National Westminster Bank, Plc (NatWest) to hedge the quarterly interest payments incurred and paid to Lombard during the three year period beginning October 1, 2008 and ending September 30, 2011. Under the terms of the Swap Agreement, the Company owes quarterly interest to NatWest at a fixed LIBOR interest rate of 5.31%, and receives from NatWest payments based on the same notional amount at the three month LIBOR interest rate set quarterly at the beginning of each quarter. The Swap Agreement effectively fixes the three month LIBOR interest rate payments owed to Lombard under the terms of the UK Loan Agreement at 8.11% for three years commencing on October 1, 2008. The Company has guaranteed the obligations of SAVVIS UK under the UK Loan Agreement and the Swap Agreement and the obligations are secured by a first priority security interest in substantially all of SAVVIS UK’s current data center assets and certain future assets which will be located in the new data center. The Company currently maintains a letter of credit of £7.3 million and is required to maintain a letter of credit for a minimum of two years from the construction completion date. As of September 30, 2008, outstanding borrowings under the UK Loan Agreement totaled £29.3 million, or approximately $54.3 million, with an effective interest rate of 8.20%.

Debt Covenants

The provisions of the Company’s debt agreements contain a number of covenants including, but not limited to, maintaining certain financial conditions, restricting or limiting the Company’s ability to incur more debt, pay dividends, and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond the Company’s control. The breach of any of these covenants could result in a default under the Company’s debt agreements and could trigger acceleration of repayment. As of and during the nine months ended September 30, 2008 and the year ended December 31, 2007, the Company was in compliance with all applicable covenants under the debt agreements.

Future Principal Payments

As of September 30, 2008, aggregate future principal payments of long-term debt were $1.6 million for the remainder of the year ended December 31, 2008, $6.6 million for the years ended December 31, 2009 and 2010, $20.1 million for the year ended December 31, 2011, $375.9 million for the year ended December 31, 2012, and $26.3 million for the year ended December 31, 2013. Depending on settlement options at the Company’s election, the Convertible Notes may be settled in cash, shares, or a combination thereof. The weighted-average interest rate applicable to outstanding borrowings was 3.9% and 3.1% as of September 30, 2008 and December 31, 2007, respectively.

NOTE 6—CAPITAL AND FINANCING METHOD LEASE OBLIGATIONS

The following table presents future minimum payments due under capital and financing method leases as of September 30, 2008:

Remainder of 2008	$6,994
2009	27,154
2010	27,158
2011	27,720
2012	27,727
Thereafter	196,309

Total capital and financing method lease obligations	313,062
Less amount representing interest	(190,668)
Less current portion	(6,256)

Capital and financing method lease obligations, net	$116,138

On October 1, 2008, the Company renewed the lease agreements related to two of its data centers located in Sterling, Virginia. The new lease terms meet the requirements of a capital lease under SFAS 13, “Accounting for Leases.” As a result, total capital and financing method lease obligations will increase from the amounts shown in the table above by $24.3 million.

Financing method lease obligation payments represent interest payments over the term of the lease and, as such, the table above excludes a $50.6 million deferred gain that will be realized upon termination of the lease in accordance with accounting rules for financing method leases. During March 2008, pursuant to the terms of the existing lease agreement, an automatic extension of the lease term occurred, extending the lease termination date, and recognition of the deferred gain, to February 2022.

NOTE 7—OPERATING LEASES

The following table presents future minimum payments under operating leases as of September 30, 2008:

Remainder of 2008	$16,400
2009	64,208
2010	59,884
2011	53,531
2012	47,921
Thereafter	185,080

Total future minimum lease payments	$427,024

On October 1, 2008, the Company renewed the lease agreements related to two of its data centers located in Sterling, Virginia. These leases were previously accounted for as operating leases but since renewed meet the requirements of a capital lease under SFAS 13, “Accounting for Leases.” As a result, the remaining $55.3 million future minimum lease payments pertaining to these data center leases have been excluded from the above table.

Rental expense under operating leases was $18.5 million and $13.8 million for the three months ended September 30, 2008 and 2007, respectively, and $53.0 million and $48.8 million for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 8—OTHER ACCRUED LIABILITIES

The following table presents the components of other current and non-current accrued liabilities as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Current other accrued liabilities:
Wages, employee benefits, and related taxes	$14,209	$26,995
Deferred revenue	22,703	18,827
Taxes payable	6,567	4,816
Other current liabilities	28,000	50,781

Total current other accrued liabilities	$71,479	$101,419

Non-current other accrued liabilities:
Deferred revenue	$8,929	$5,044
Acquired contractual obligations in excess of fair value and other	15,971	18,382
Asset retirement obligations	26,956	23,386
Other non-current liabilities	14,531	12,370

Total non-current other accrued liabilities	$66,387	$59,182

Acquired contractual obligations in excess of fair value and other as of September 30, 2008 and December 31, 2007, represent amounts remaining from acquisitions related to fair market value adjustments of acquired facility leases and idle capacity on acquired long-term maintenance and power contracts that the Company did not intend to utilize.

NOTE 9—COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s customer contracts generally span multiple periods, which results in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $19.1 million, $52.0 million, $34.7 million, $19.4 million, $13.6 million, and $69.8 million during the years ended December 31, 2008, 2009, 2010, 2011, 2012, and thereafter, respectively. Should the Company not meet the minimum spending levels in any given term, decreasing termination liabilities representing a percentage of the remaining contractual amounts may become immediately due and payable. Furthermore, certain of these termination liabilities are potentially subject to reduction should the Company experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if the Company had terminated all of these agreements as of September 30, 2008, the maximum termination liability would have been $208.6 million. To mitigate this exposure, when possible, the Company aligns its minimum spending commitments with customer revenue commitments for related services.

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in the accompanying consolidated balance sheets, such as letters of credit, indemnifications, and operating leases, under which the majority of the Company’s facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through December 2022, and may be renewed as circumstances warrant. The Company’s financial instruments are valued based on the estimated amount of exposure and the likelihood of performance being required. In management’s past experience, no claims have been made against these financial instruments nor does it expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, the Company determined such financial instruments do not have significant value and has not recorded any related amounts in its consolidated financial statements. As of September 30, 2008, the Company had $24.4 million in letters of credit outstanding under the Revolving Facility, pledged as collateral to primarily support certain facility leases and utility agreements. Also, in connection with its sale of the CDN Assets, the Company agreed to indemnify the purchaser should it incur certain losses due to a breach of the Company’s representations and warranties.

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

One such action in which the Company was the defendant was an action brought by SiteLite Holdings, Inc. (SiteLite) in the Superior Court of California, County of Orange, which alleged among other things several business torts and statutory violations related to a contractual relationship with the Company that the Company terminated in 2005. The Company agreed to settle all claims made by SiteLite for an immaterial amount, which was paid by the Company’s insurance company, and the court dismissed the case with prejudice during the three months ended September 30, 2008.

The Company has employment agreements with key executive officers that contain provisions with regard to base salary, bonus, equity-based compensation, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control of the Company.

NOTE 10—COMPREHENSIVE INCOME (LOSS)

The following table presents comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(562)	$5,269	$(12,168)	$253,083
Foreign currency translation adjustments	(3,004)	(1,205)	(6,325)	840

Comprehensive income (loss)	$(3,566)	$4,064	$(18,493)	$253,923

NOTE 11—EQUITY-BASED COMPENSATION

As of September 30, 2008, the Company has equity-based compensation plans which provide for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, and cash awards. Any of these awards may be granted as incentives to reward and encourage individual contributions to the Company. As of September 30, 2008, the plans had 13.7 million shares authorized for grants of equity-based instruments, of which 6.4 million shares were associated with outstanding instruments. Stock options generally expire 10 years from the grant date and have graded vesting over four years. Restricted stock units (RSUs) granted to certain employees have included performance features and graded vesting expected over periods up to four years. Restricted preferred units (RPUs) granted to certain executives have graded vesting over four years. Restricted stock awards (RSAs) granted to non-employee directors vest over periods ranging from one to three years. The Company generally issues new shares of common stock upon exercise of equity-based compensation awards. As of September 30, 2008, the Company had $61.5 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 2.5 years.

The following table presents information associated with the Company’s equity-based compensation awards for the nine months ended September 30, 2008 (in thousands):

	Restricted Stock Units	Restricted Stock	Options and RPUs
Outstanding at beginning of period	592	22	5,755
Granted	—	36	1,854
Delivered/Exercised	(295)	(11)	(394)
Forfeited	(50)	—	(1,097)

Outstanding at end of period	247	47	6,118

In the first nine months of 2008 and 2007, certain RSUs and RPUs became vested and were delivered to employees. Under the terms of the award agreements, the Company withheld 0.1 million and 0.2 million shares, respectively, of common stock upon vesting to satisfy employee tax withholding requirements that arose in connection with such vesting. As a result, the Company cash funded the statutory minimum tax withholdings which resulted in a reduction of additional paid-in capital of $2.3 million and $10.2 million for the nine months ended September 30, 2008 and 2007, respectively.

In accordance with SFAS 123(R), “Share-Based Payment,” and due to increases in forfeiture activity, the Company revised the forfeiture rate used to calculate non-cash equity-based compensation expense. As a result, the Company recorded a cumulative adjustment of $5.6 million, reducing non-cash equity-based compensation expense for the three and nine months ended September 30, 2008.

NOTE 12—INCOME TAXES

For the nine months ended September 30, 2008, the Company recorded income tax expense of $2.6 million on a loss before income taxes of $9.6 million. Comparatively, for the year ended December 31, 2007, the Company recorded income tax expense of $1.4 million on income before income taxes of $252.0 million. The tax provision is calculated based on the Company’s estimated annual tax rate on jurisdictional and alternative minimum income. Management currently anticipates a pre-tax loss in 2008 but expects that it will have income tax expense primarily due to these jurisdictional alternative minimum taxes. As of December 31, 2007, the Company had available U.S. net operating loss (NOL) carryforwards of $175.9 million. This carryforward excludes $52.9 million of additional NOLs due to limitations prescribed by SFAS 123(R), that are available from an income tax return perspective.

Aside from any projected current year utilization, the Company maintains a full valuation allowance on deferred tax assets arising primarily from NOL carryforwards and other tax attributes because the future realization of such benefits is uncertain. As a result, to the extent that those benefits are realized in future periods, they will favorably affect tax expense and net income.

Unrecognized tax benefits increased $0.8 million during the three months ended September 30, 2008, due to deductions claimed for tax return purposes. The entire $0.8 million would favorably affect our effective tax rate if recognized; however, the Company cannot reasonably estimate whether there will be a significant change to the reserve for unrecognized tax benefits related to this amount in the next twelve months.

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

Selected financial information for the Company’s geographic regions is presented below. For the three months ended September 30, 2008 and 2007, revenue earned in the U.S. represented approximately 84% and 86% of total revenue, respectively, and 84% and 86% for the nine months ended September 30, 2008 and 2007, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Americas	$183,322	$163,886	$533,734	$515,399
EMEA	26,236	23,005	76,023	64,527
Asia	8,805	3,371	24,830	16,138

Total revenue	$218,363	$190,262	$634,587	$596,064

			September 30, 2008	December 31, 2007
Property and equipment, net:
Americas			$616,209	$577,553
EMEA			88,854	26,462
Asia			19,053	12,569

Total property and equipment, net			$724,116	$616,584

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Executive Summary. Discussion of our business and overall analysis of financial and other highlights affecting the company.

•	Significant Events. An overview of those significant events that have occurred recently that have an impact on our financial results.

•

Results of Operations. An analysis of our financial results comparing the three months ended September 30, 2008 to the three months ended September 30, 2007, and the nine months ended September 30, 2008 to the nine months ended September 30, 2007.

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

EXECUTIVE SUMMARY

We provide information technology, or IT, services including managed hosting, utility computing, colocation, managed security, network, and professional services through our global infrastructure to businesses and government agencies around the world. Our services are designed to offer a flexible, comprehensive IT solution that meets the specific IT infrastructure and business needs of our customers. Our suite of products can be purchased individually, in various combinations, or as part of a total or partial outsourcing arrangement. Our point solutions meet the specific needs of customers who require control of their physical assets, while our managed hosting solution provides customers with access to our services and infrastructure without the upfront capital costs associated with equipment acquisition. By partnering with us, our customers are able to drive down the costs of acquiring and managing IT infrastructure, achieve operational efficiency through the use of virtualized technology, and focus their resources on their core business while we ensure the performance of their IT infrastructure. We have approximately 4,000 customers across all industries including the financial services, media and entertainment, software, and government sectors.

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

•

Colocation is designed for customers seeking data center space and power for their server and networking equipment needs. We manage 29 data centers located in the United States, Europe, and Asia with approximately 1.44 million square feet of gross raised floor space, providing our customers around the world with a secure, high-powered, purpose-built location for their IT equipment.

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

Network Services are comprised of our managed network services, including managed IP VPN, High Speed Layer-2 VPN and the services marketed under our WAM!Net brand; hosting area network, or HAN; and bandwidth services. In late 2007, we enhanced the performance of our network services by completing the deployment of our Application Transport Network, which provides an enhanced architecture to our network. This architecture ties together our data centers to facilitate a wide variety of integrated network and hosting solutions, including business continuity and disaster recovery, and ties together our hosting and customer sites into a single IP VPN solution.

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

Business Trends and Outlook

Demand for our colocation services and the network services associated with our colocation services remains strong despite the current economic environment. Since we began our global data center expansion plan in 2007, we have opened ten new high grade data centers; and as of September 30, 2008, approximately 54% of the colocation space in these new data centers has been sold. The prices per square foot that we are able to charge for these new data centers are higher than our older data centers due primarily to higher power capacity at these new facilities. While we believe demand for our older, lower power capacity data centers will remain solid, we believe that many customers will purchase colocation services at the new facilities despite the higher prices due to customers’ use of new IT equipment, which has improved processing capability but also requires higher power capacity. As a result, we expect that the new data centers will contribute significantly to our total future revenue. Factors that could cause demand to be different from our expectations and the resulting revenue include changes in customer order patterns, including order cancellations, and changes in business and economic conditions.

While the demand for our colocation services remains strong, the sales cycle for our managed hosting services has remained slower than it has been in the past. Historically, the sales process for our managed hosting services required a six to nine month sales cycle. However, this sales cycle has lengthened over the last several months, and we believe the slowing is due to the critical nature of our managed hosting services to our customers’ IT infrastructure and the consequential lengthening of our customers’ internal decision-making process, as well as our customers’ possible uncertainty regarding general economic conditions in the U.S.

In addition, we continue to experience slowing demand and pricing pressure in some of our network services. Prices for our network services have decreased over the past several years, and we have seen a decline in the demand for some of our network services due to increased competition and the introduction of new technologies by large telecommunications providers.

Based on current economic conditions and demand for our services, we continue to remain focused on initiatives that we believe will grow our business, including:

•	Increasing the quality of our infrastructure and the reliability of our services and client satisfaction through the expansion of high grade data center space;

•	Improving the efficiencies in our general and administrative areas through process improvement and increasing overall productivity; and

•	Exploring strategic options for those services that have experienced relatively slow growth in the past in order to allow us to focus on our high growth services.

In addition, we remain focused and continue to monitor the current economic environment and the impact the economic downturn may have on our customers, particularly those customers in the financial services industry. Approximately 27% of our revenue for the three months ended September 30, 2008, was generated by customers in the financial sector. Given the current economic environment and uncertainty in the financial services industry, we remain cautious regarding these customers and their future impact on our revenue. Recently, one such financial services customer, which accounted for approximately 3% of our revenue for the nine months ended September 30, 2008, announced the completion of its merger with another company. This merger was unrelated to the current credit crisis; however, we believe the merged entity may cancel its contract with us, which would result in a decrease in revenue in the future.

We regularly review our revenue, cost of revenue, and income (loss) from operations to evaluate our financial results and overall performance of our business and to assess trends that may affect our business. The following table presents an overview of these indicators for the periods indicated (dollars in thousands):

	Three Months Ended
	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
Revenue	$218,363	$212,941	$203,283	$197,769	$190,262
Cost of Revenue (1)	127,050	122,872	118,651	111,555	112,348
Income (loss) from operations (2)	11,069	867	(420)	2,774	3,734

(1)	Excludes depreciation, amortization, and accretion, which is reported as a separate component of Total Operating Expenses on the Consolidated Statements of Operations, and includes non-cash equity-based compensation expense of $0.2 million, $1.6 million, $1.5 million, $1.4 million, and $1.4 million, respectively.
(2)	Includes non-cash equity-based compensation expense of $2.4 million, $9.6 million, $8.9 million, $9.0 million, and $8.7 million, respectively.

Revenue

Our total revenue for the three months ended September 30, 2008, increased 15% from the three months ended September 30, 2007. Hosting revenue increased $31.2 million, or 27%, partially offset by a $3.1 million decline of network services revenue.

The increase in hosting revenue reflected added colocation revenue from new and existing data centers and continued demand for managed hosting services. Managed hosting services represented 30% of total revenue for the three months ended September 30, 2008, compared to 29% for the three months ended September 30, 2007.

Network services revenue consists of revenue from managed IP VPN services, HAN services, and bandwidth services to enterprise and wholesale customers. Network services revenue represented 34% of total revenue for the three months ended September 30, 2008, compared to 40% for the three months ended September 30, 2007. HAN services revenues increased $1.6 million, but this increase was offset by a $1.4 million decline in bandwidth volumes and a $3.3 million decline in managed IP VPN revenue.

Other services revenue was eliminated in the last half of 2007. This category formerly included revenue from Telerate, which migrated its customers to Reuters’ products in 2007, and CDN revenue, which was eliminated in connection with our sale of the CDN Assets to Level 3 in January 2007.

The majority of our total revenue continues to be generated from commercial customers rather than customers in the government sector. Revenue generated from commercial customers was approximately 97% of our total revenue for the three months ended September 30, 2008.

Cost of Revenue

Among other financial measures, we use cost of revenue to evaluate our business. Cost of revenue is primarily comprised of lease and rental costs, utilities, network and telecommunication costs, operations and maintenance, property taxes, and personnel related expenses, including non-cash equity-based compensation. Cost of revenue excludes depreciation, amortization, and accretion, which is reported separately in our unaudited condensed consolidated statements of operations. Cost of revenue was $127.1 million for the three months ended September 30, 2008, an increase of $14.8 million, or 13%, from $112.3 million for the three months ended September 30, 2007. This increase in cost of revenue was primarily the result of an expanded cost base to support sales and revenue growth, including $8.2 million in rent and utilities on new data centers, $3.5 million in personnel costs, and $2.9 million in network costs.

Income (Loss) from Operations

Income from operations was $11.1 million for the three months ended September 30, 2008, an increase of $7.4 million, compared to income from operations of $3.7 million for the three months ended September 30, 2007. The increase in income from operations was primarily driven by a $6.3 million decrease in non-cash equity-based compensation expense, which was the result of a cumulative forfeiture rate adjustment made during the three months ended September 30, 2008.

SIGNIFICANT EVENTS

Lombard Loan Agreement

In June 2008, one of our subsidiaries, SAVVIS UK Limited, entered into a loan agreement, or the UK Loan Agreement, with Lombard North Central Plc, or Lombard. The UK Loan Agreement provides for borrowings of up to £35.0 million to be used in connection with the construction and development of a new data center in the United Kingdom. The UK Loan Agreement allows for advances from the lender to finance certain payments due to the contractor and others during the construction period. The UK Loan Agreement has a five-year term and requires quarterly installments of interest only for the first two years and quarterly installments of principal and interest for the remainder of the term. The interest incurred through the construction period, which ended September 30, 2008, was added to the principal balance of the loan. In September 2008, we entered into an interest rate swap agreement, or the Swap Agreement, with National Westminster Bank, Plc, or NatWest, to hedge the quarterly interest payments incurred and paid to Lombard during the three year period beginning October 1, 2008 and ending September 30, 2011. Under the terms of the Swap Agreement, we owe quarterly interest to NatWest at a fixed LIBOR interest rate of 5.31%, and receive from NatWest payments based on the same notional amount at the three month LIBOR interest rate set quarterly at the beginning of each quarter. The Swap Agreement effectively fixes the three month LIBOR interest rate payments owed to Lombard under the terms of the UK Loan Agreement at 8.11% for the three years commencing on October 1, 2008. We have guaranteed the obligations of SAVVIS UK under the UK Loan Agreement and the Swap Agreement and the obligations are secured by a first priority security interest in substantially all of SAVVIS UK’s current data center assets and certain future assets which will be located in the new data center. We currently maintain a letter of credit of £7.3 million and are required to maintain a letter of credit for a minimum of two years from the construction completion date. As of September 30, 2008, outstanding borrowings under the UK Loan Agreement totaled £29.3 million, or approximately $54.3 million, with an effective interest rate of 8.20%.

Forfeiture Rate Adjustment

In accordance with Statement of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payment,” and due to increases in forfeiture activity, we revised the forfeiture rate used to calculate non-cash equity-based compensation expense. As a result, we recorded a cumulative adjustment of $5.6 million, reducing non-cash equity-based compensation expense for the three and nine months ended September 30, 2008.

Debt Extinguishment

In June 2007, we completed an early extinguishment of our Series A Subordinated Notes, or the Subordinated Notes. We made cash payments totaling $342.5 million to the note holders which included the original principal of $200.0 million, paid-in-kind and make-whole interest of $147.6 million, an early extinguishment premium of $3.5 million, and a negotiated discount to the original contractual extinguishment provisions of $8.6 million. In connection with the extinguishment, we wrote-off the unamortized original issue discount of $23.8 million and the remaining unamortized issuance costs of $0.5 million, and recorded a loss on debt extinguishment of $45.1 million in June 2007.

Sale of Data Center Assets

In June 2007, we sold assets related to two of our data centers located in Santa Clara, California for $190.2 million in cash before fees, the assumption and forgiveness of certain liabilities, including $10.4 million of previously advanced revenue, and the assignment of an operating lease associated with the facilities. In connection with the sale, we recorded a gain on sale of $180.5 million for the year ended December 31, 2007. We recorded revenue of $16.5 million related to these data centers for the nine months ended September 30, 2007, all of which was recorded in the first half of 2007.

Sale of Content Delivery Network Assets

In January 2007, we completed the sale of substantially all of the assets related to our CDN services for $132.5 million, after certain working capital adjustments and the assumption of certain liabilities, pursuant to a purchase agreement dated December 23, 2006. The transaction resulted in net proceeds of $128.3 million, after transaction fees, related costs, and working capital adjustments and we recorded a gain on sale of $125.2 million for the nine months ended September 30, 2007, all of which was recorded in the first six months of 2007.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-Q is not intended to represent the consolidated results of operations, financial position, or cash flows that may be achieved in the future.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Executive Summary of Results of Operations

Revenue increased $28.1 million, or 15%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily resulting from higher revenue from colocation and managed hosting services, partially offset by a $3.0 million decline of network services revenue. Income from operations increased $7.4 million, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This increase was primarily driven by a $6.3 million decrease in non-cash equity-based compensation expense, which was primarily the result of a cumulative forfeiture rate adjustment made during the three months ended September 30, 2008. Income before income taxes for the three months ended September 30, 2008 was $1.1 million, a decrease of $2.3 million, compared to income before income taxes of $3.4 million for the three months ended September 30, 2007. The decrease was the result of $10.0 million net interest expense and other, which offset income from operations for the three months ended September 30, 2008, compared to $0.3 million for the three months ended September 30, 2007.

Revenue. The following table presents revenue by major service category (dollars in thousands):

	Three Months Ended September 30,
	2008	2007	Dollar Change	Percentage Change
Revenue:
Colocation	$78,382	$58,559	$19,823	34%
Managed hosting	66,518	55,155	11,363	21%

Total hosting	144,900	113,714	31,186	27%
Network services	73,463	76,548	(3,085)	(4)%

Total revenue	$218,363	$190,262	$28,101	15%

Revenue was $218.4 million for the three months ended September 30, 2008, an increase of $28.1 million, or 15%, from $190.3 million for the three months ended September 30, 2007. Hosting revenue was $144.9 million for the three months ended September 30, 2008, an increase of $31.2 million, or 27%, from $113.7 million for the three months ended September 30, 2007. The increase was due to revenue growth of $11.4 million in our managed hosting offerings, primarily from utility computing and professional services, and a $19.8 million increase in colocation revenue that resulted from sales into new and expanded data centers. Network services revenue was $73.5 million for the three months ended September 30, 2008, a decrease of $3.0 million, or 4%, from $76.5 million for the three months ended September 30, 2007. The decrease was driven by a $4.7 million decline in managed IP VPN revenue and CDN usage, partially offset by increased HAN revenue of $1.6 million.

Cost of Revenue. Cost of revenue includes costs of leasing local access lines to connect customers to our Points of Presence, or PoPs; leasing backbone circuits to interconnect our PoPs; indefeasible rights of use, operations and maintenance; rental costs, utilities, and circuit costs; and salaries and related benefits for engineering, service delivery and provisioning, customer service, consulting services and operations personnel who maintain our network, monitor network performance, resolve service issues, and install new sites. Cost of revenue excludes depreciation, amortization, and accretion, which is reported as a separate line item of operating costs, and includes non-cash equity-based compensation. Cost of revenue was $127.1 million for the three months ended September 30, 2008, an increase of $14.8 million, or 13%, from $112.3 million for the three months ended September 30, 2007. This increase was primarily driven by an expanded cost base to support revenue growth, including $8.2 million in rent and utilities on new data centers, $3.5 million in personnel costs, and $2.9 million in network costs. The increase was partially offset by $1.3 million of the cumulative forfeiture rate adjustment recorded during the three months ended September 30, 2008 that related to cost of revenue. Cost of revenue, as a percentage of revenue, was 58% for the three months ended September 30, 2008 compared to 59% for the three months ended September 30, 2007.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses include sales and marketing salaries and related benefits; product management, pricing and support salaries and related benefits; sales commissions and referral payments; advertising, direct marketing and trade show costs; occupancy costs; executive, financial, legal, tax and administrative support personnel and related costs; professional services, including legal, accounting, tax and consulting services; and bad debt expense. It excludes depreciation, amortization, and accretion, which is reported as a separate line item of operating costs, and includes non-cash equity-based compensation. Sales, general, and administrative expenses were $46.0 million for the three months ended September 30, 2008, a decrease of $5.1 million, or 10%, from $51.1 million for the three months ended September 30, 2007, due primarily to $4.3 million of the cumulative forfeiture rate adjustment recorded during the three months ended September 30, 2008 that related to sales, general, and administrative expenses. Sales, general, and administrative expenses as a percentage of revenue were 21% for the three months ended September 30, 2008 compared with 27% for the three months ended September 30, 2007.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion expense consists primarily of the depreciation of property and equipment, amortization of intangible assets, and accretion expense related to the aging of the discounted present value of certain liabilities, including asset retirement obligations, and unfavorable long-term fixed price contracts assumed in an acquisition. Depreciation, amortization, and accretion was $34.2 million for the three months ended September 30, 2008, an increase of $11.5 million, or 51%, from $22.7 million for the three months ended September 30, 2007. This increase was due to the addition and expansion of data centers and other capital expenditures.

Net Interest Expense and Other. Net interest expense and other primarily represents interest on our long-term debt, interest on our capital and financing method lease obligations, certain other non-operating charges, and interest income on our invested cash balances. Net interest expense and other was $10.0 million for the three months ended September 30, 2008, an increase of $9.7 million, from $0.3 million for the three months ended September 30, 2007. The $3.3 million increase in interest expense for the three months ended September 30, 2008 was due to $1.2 million increase in interest on the Cisco loan and capital leases and the absence of $2.2 million of capitalized interest, which reduced interest expense in the three months ended September 30, 2007. Interest income decreased $2.8 million due to lower average daily cash balances invested during the three months ended September 30, 2008, and other income expense decreased $3.5 million, primarily due to unfavorable impact from currency revaluation of foreign denominated balances.

The following table presents an overview of the components of net interest expense and other (dollars in thousands):

	Three Months Ended September 30,
	2008	2007	Dollar Change	Percentage Change
Interest expense and other, net
Interest expense	$9,439	$6,097	$3,342	55%
Interest income	(604)	(3,413)	2,809	82%
Other (income) expense	1,137	(2,364)	3,501	148%

Total interest expense and other, net	$9,972	$320	$9,652	302%

Income (Loss) before Income Taxes. Income before income taxes for the three months ended September 30, 2008 was $1.1 million, a decline of $2.3 million, from income before income taxes of $3.4 million for the three months ended September 30, 2007, driven by the factors previously described.

Income Tax Expense. Income tax expense for the three months ended September 30, 2008 was $1.7 million compared to a $1.9 million benefit for the three months ended September 30, 2007. The 2007 results benefited from the utilization of existing net operating losses and the realization of the interest deductions from the extinguishment of the Subordinated Notes. The 2007 federal return-to-provision adjustments increased our 2008 effective tax rate. Additionally, certain jurisdictional alternative minimum taxes will be payable in 2008 despite our pre-tax loss.

Net Income (Loss). Net loss for the three months ended September 30, 2008 was $0.6 million, a decline of $5.9 million, from net income of $5.3 million for the three months ended September 30, 2007, driven by the factors previously described.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Executive Summary of Results of Operations

Revenue increased $38.5 million, or 6%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, as a result of a 23% improvement in managed hosting, which was partially offset by declines in network services and the elimination of other services revenue. Income from operations declined $323.7 million, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, which included the gain on the sales of CDN Assets of $125.2 million and the data center assets of $180.5 million. Excluding the gains, the decline in income from operations of $18.0 million was due primarily to increased costs to support revenue growth, including costs associated with our new and expanded data centers. Loss before income taxes for the nine months ended September 30, 2008, was $9.6 million. Excluding the gains on sales of assets and a $45.1 million loss on debt extinguishment, loss before income taxes was $4.9 million for the nine months ended September 30, 2007, an increase of $4.7 million.

Revenue. The following table presents revenue by major service category (dollars in thousands):

	Nine Months Ended September 30,
	2008	2007	Dollar Change	Percentage Change
Revenue:
Colocation	$221,052	$196,379	$24,673	13%
Managed hosting	192,540	156,464	36,076	23%

Total hosting	413,592	352,843	60,749	17%

Network services	220,995	233,862	(12,867)	(6)%
Other services	—	9,359	(9,359)	(100)%

Total revenue	$634,587	$596,064	$38,523	6%

Revenue was $634.6 million for the nine months ended September 30, 2008, an increase of $38.5 million, or 6%, from $596.1 million for the nine months ended September 30, 2007. Hosting revenue was $413.6 million for the nine months ended September 30, 2008 an increase of $60.8 million, or 17%, from $352.8 million for the nine months ended September 30, 2007. The increase was due to $36.1 million in revenue growth in our managed hosting services, primarily utility computing and professional services, and a $24.7 million increase in colocation revenue that resulted from sales into new and expanded data centers, partially offset by an absence of revenue from data center assets sold in June 2007, which contributed $16.5 million in revenue during the prior year nine month period. Network services revenue was $221.0 million for the nine months ended September 30, 2008, a decrease of $12.9 million from $233.9 million for the nine months ended September 30, 2007. The decrease was driven by declines in enterprise and wholesale bandwidth volumes and in managed IP VPN revenue. Other services revenue contributed $9.4 million for the nine months ended September 30, 2007, and was eliminated in the second half of 2007, due to CDN customers migrating to Level 3 and Telerate completing its transition to Reuters’ products.

Cost of Revenue. Cost of revenue was $368.6 million for the nine months ended September 30, 2008, an increase of $25.8 million, or 7%, from $342.8 million for the nine months ended September 30, 2007. Cost of revenue, as a percentage of revenue, was 58% for the nine months ended September 30, 2008 and September 30, 2007. The increase in cost of revenue was primarily driven by an expanded cost base to support sales and revenue growth, including a $13.6 million increase in rent and utilities on new data centers and an $8.8 million increase in personnel costs.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses were $154.4 million for the nine months ended September 30, 2008, a decrease of $2.2 million, or 1%, from $156.6 million for the nine months ended September 30, 2007, due primarily to the cumulative forfeiture rate adjustment made during the nine months ended September 30, 2008, of which $4.3 million related to sales, general, and administrative expenses, which was partially offset by increased personnel costs. Sales, general, and administrative expenses as a percentage of revenue were 24% for the nine months ended September 30, 2008 compared to 26% for the nine months ended September 30, 2007.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion was $100.1 million for the nine months ended September 30, 2008, an increase of $32.9 million, or 49%, from $67.2 million for the nine months ended September 30, 2007. This increase was due to the addition and expansion of data centers and other capital expenditures.

Gain on Sales of Assets. As previously described, the sale of our data center assets resulted in a gain of $180.5 million, after transaction fees and related costs and a working capital adjustment, and the sale of our CDN Assets resulted in a gain of $125.2 million, after transaction fees and related costs and a working capital adjustment, for the nine months ended September 30, 2007.

Loss on Debt Extinguishment. As previously described, in connection with the extinguishment of our Subordinated Notes in June 2007, we incurred a charge of $45.1 million representing the payment of make-whole interest on the Subordinated Notes, and the write-off of the remaining original issue discount and related deferred financing costs.

Net Interest Expense and Other. Net interest expense and other was $21.1 million for the nine months ended September 30, 2008, a decrease of $13.4 million, or 39%, from $34.5 million for the nine months ended September 30, 2007. This decrease was largely due to the absence of interest on our Subordinated Notes, which were extinguished in June 2007, which was partially offset by increases in interest on our Convertible Notes and capital leases in the nine months ended September 30, 2008. Interest income decreased $8.1 million due to lower average daily cash balances invested during the nine months ended September 30, 2008, and other income decreased $2.5 million, primarily due to unfavorable impact from currency revaluation of foreign denominated balances.

The following table presents an overview of the components of net interest expense and other (dollars in thousands):

	Nine Months Ended September 30,
	2008	2007	Dollar Change	Percentage Change
Interest expense and other, net
Interest expense	$26,722	$45,697	$(18,975)	(41)%
Interest income	(2,918)	(11,033)	8,115	74%
Other (income) expense	(2,709)	(207)	(2,502)	(1208)%

Total interest expense and other, net	$21,095	$34,457	$(13,362)	(39)%

Income (Loss) before Income Taxes. Loss before income taxes for the nine months ended September 30, 2008, was $9.6 million, a decrease of $265.2 million, from income before income taxes of $255.6 million for the nine months ended September 30, 2007, primarily driven by the factors previously described.

Income Tax Expense. Income tax expense was $2.6 million for the nine months ended September 30, 2008 and September 30, 2007. The Federal minimum taxes recorded in the nine months ended September 30, 2007 were higher than those recorded in the nine months ended September 30, 2008, however, we incurred certain return-to-provision adjustments in 2008.

Net Income (Loss). Net loss for the nine months ended September 30, 2008, was $12.2 million, a decrease of $265.3 million from net income of $253.1 million for the nine months ended September 30, 2007, primarily driven by gains on sales of assets, as well as factors previously described.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, our cash and cash equivalents balance was $116.0 million. Of this amount, $15.7 million was invested in the money market fund, Reserve Primary Fund, or RPF, which recently received SEC approval to delay redemptions until financial markets allow orderly investment dispositions. As a result, our investment in RPF is not currently liquid. In addition, RPF reported that its shares fell below one dollar, but they have not confirmed the current share market value. We do not believe that the current liquidity issues related to this fund will be more than temporary or impact our ability to fund our ongoing business operations.

As of September 30, 2008, we had $100.7 million in net cash provided by operating activities during the nine months ended September 30, 2008, an increase of $10.5 million from net cash provided by operating activities of $90.2 million for the nine months ended September 30, 2007. This change was due to overall improvements in our results of operations, driven by higher revenue growth that outpaced the growth in costs. Net cash used in investing activities for the nine months ended September 30, 2008 was $209.3 million, a decrease of $280.3 million from net cash provided by investing activities of $71.0 million for the nine months ended September 30, 2007. This change was primarily related to the absence of proceeds received for our sales of data center and CDN Assets in 2007 for net proceeds of $318.5 million, partially offset by a $38.9 million decrease in capital expenditures. Net cash provided by financing activities for the nine months ended September 30, 2008 was $46.3 million, an increase of $49.9 million from net cash used in financing activities of $3.6 million for the nine months ended September 30, 2007. This increase primarily relates to $56.4 million in proceeds from the Lombard financing, partially offset by increased principal payments on capital lease obligations and the Cisco loan.

We believe we have sufficient cash to fund business operations and capital expenditures for at least twelve months from the date of this filing, from cash on hand, operations, and available debt capacity. We may supplement this near-term liquidity with credit facilities and equity or debt financings if favorable financing terms are made available to us. Due to the dynamic nature of our industry and unforeseen circumstances, if we are unable to fully fund cash requirements through operations or available debt capacity, we will need to obtain additional financing through a combination of equity and debt financings, renegotiation of terms on our existing debt, and sales of assets. If any such activities become necessary, there can be no assurance that we would be successful in completing any of these activities on terms that would be favorable to us. As of September 30, 2008, unused availability under our $85.0 million Revolving Facility was $60.6 million, which reflects $24.4 million of outstanding letters of credit, pledged as collateral to support certain facility leases and utility agreements.

The following table presents a quarterly overview of our cash flows for the periods indicated (dollars in thousands):

	Three Months Ended
	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
Net cash provided by operating activities	$47,265	$21,431	$31,984	$27,106	$33,924
Net cash used in investing activities	(68,877)	(97,107)	(43,293)	(100,399)	(86,386)
Net cash provided by (used in) financing activities	20,079	29,633	(3,409)	(278)	132
Net decrease in cash and cash equivalents	(2,162)	(46,433)	(18,499)	(73,799)	(52,063)

Discussion of Changes in Liquidity and Capital Resources

Long-term Debt and Other Financing

The following table sets forth our long-term debt and other financing as of September 30, 2008 and December 31, 2007 (dollars in thousands):

	September 30, 2008	December 31, 2007
Convertible Notes	$345,000	$345,000
Other financing (1)	29,045	8,362
Lombard loan facility	54,334	—
Revolving credit facility	—	—
Capital and financing method lease obligations (2)	173,045	166,482

Total long-term debt and other financing	$601,424	$519,844

(1)	Other financing includes borrowings under our Cisco loan agreement, for which the weighted-average interest rate was 6.50% as of September 30, 2008 and December 31, 2007. The amount presented in the table above includes the current amounts due of $6.6 million and $1.8 million as of September 30, 2008 and December 31, 2007, respectively. Payments on the loan are made monthly.
(2)	Capital and financing method lease obligations include capital and financing method leases on certain of our facilities and equipment held under capital leases. The weighted-average interest rates for such leases were 12.40% as of September 30, 2008 and 12.70% as of December 31, 2007. The amounts presented in the table above include the current amounts due of $6.3 million as of September 30, 2008 and $4.4 million as of December 31, 2007, respectively.

Future Principal Payments

The following table sets forth our aggregate future principal payments of long-term debt as of September 30, 2008 (dollars in thousands):

	Future Principal Payments of Long-term Debt (1)
	Total	Remainder 2008	2009	2010	2011	2012	2013
Convertible Notes	$345,000	$—	$—	$—	$—	$345,000	$—
Other financing	29,045	1,650	6,600	6,600	6,600	6,122	1,473
Lombard loan facility (2)	63,089	—	—	—	13,519	24,785	24,785
Revolving credit facility	—	—	—	—	—	—	—

Total	$437,134	$1,650	$6,600	$6,600	$20,119	$375,907	$26,258

(1)	Does not include future payments on our capital and financing method lease obligations.
(2)	Future principal payments for the Lombard loan facility include estimated future borrowings per the terms of the Loan Agreement and scheduled payments based on those future borrowings. The Lombard loan facility is denominated in GBP, future principal payments in USD are based on our quarter-end exchange rate.

The weighted-average interest rate applicable to outstanding borrowings was 3.9% and 3.1% as of September 30, 2008 and December 31, 2007, respectively.

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

We have determined that the Convertible Notes contain an embedded derivative requiring bifurcation and separate accounting treatment. Such derivative had a de minimis fair value as of September 30, 2008 and as a result, we have not recorded any related amounts in the condensed consolidated financial statements. We will remeasure this embedded derivative each reporting period, as applicable, and changes in fair value will be reported in the consolidated statement of operations. We have concluded that the contingently issuable shares are dilutive for diluted net income (loss) per common share calculations using the “if-converted” method.

In connection with the issuance of the Convertible Notes, debt issuance costs totaling $8.9 million were deferred and are being amortized to interest expense through the maturity date of the Convertible Notes, May 15, 2012. Debt issuance costs related to the Convertible Notes, net of accumulated amortization, were $6.5 million as of September 30, 2008.

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

Credit Facilities

Revolving Facility. We maintain an $85.0 million revolving credit facility, or the Revolving Facility, which includes a $27.5 million letter of credit provision. The Revolving Facility may be used for working capital and other general corporate purposes. The Revolving Facility matures and all outstanding borrowings and unpaid interest are due on December 9, 2008. On or before the maturity date, we expect to renew the Revolving Facility with current market terms. In addition, all outstanding borrowings are subject to mandatory prepayment upon certain events, including the availability of less than $7.0 million in borrowing capacity and qualified cash balances, as defined by the Revolving Facility agreement. The Revolving Facility is secured by substantially all of our domestic properties and assets and we may terminate the Revolving Facility prior to maturity. As of September 30, 2008, we had no outstanding principal amounts under the Revolving Facility, but had outstanding letters of credit of $24.4 million and unused availability of $60.6 million. Unused commitments on the Revolving Facility are subject to a 0.5% annual commitment fee.

Loan Agreement and Lease Facility. We maintain a loan and security agreement, or the Loan Agreement, and a master lease agreement, or the Lease Agreement, with Cisco Systems Capital Corporation. The Loan Agreement provides for borrowings of up to $33.0 million, at an annual interest rate of 6.50%, to purchase network equipment. The Lease Agreement provides a lease facility (the Lease Facility) to lease equipment with borrowings at the discretion of Cisco Systems Capital Corporation, at an annual interest rate based on two-year U.S. Treasury Notes. The effective interest rate on current outstanding borrowings ranges from 5.52% to 7.25%. We may utilize up to $3.0 million of the Lease Facility for third party manufactured equipment. The obligations under the Loan Agreement are secured by a first-priority security interest in the equipment purchased with the proceeds from the loan. As of September 30, 2008, we had $29.0 million in borrowings outstanding under the Loan Agreement, and $17.5 million under the Lease Facility.

Lombard Loan Agreement. In June 2008, one of our subsidiaries, SAVVIS UK Limited, entered into a loan agreement, or the UK Loan Agreement, with Lombard North Central Plc, or Lombard. The UK Loan Agreement provides for borrowings of up to £35.0 million to be used in connection with the construction and development of a new data center in the United Kingdom. The UK Loan Agreement allows for advances from the lender to finance certain payments due to the contractor and others during the construction period. The UK Loan Agreement has a five-year term and requires quarterly installments of interest only for the first two years and quarterly installments of principal and interest for the remainder of the term. The interest incurred through the construction period, which ended September 30, 2008, was added to the principal balance of the loan. In September 2008, we entered into an interest rate swap agreement, or the Swap Agreement, with National Westminster Bank, Plc, or NatWest, to hedge the quarterly interest payments incurred and paid to Lombard during the three year period beginning October 1, 2008 and ending September 30, 2011. Under the terms of the Swap Agreement, we owe quarterly interest to NatWest at a fixed LIBOR interest rate of 5.31%, and receive from NatWest payments based on the same notional amount at the three month LIBOR interest rate set quarterly at the beginning of each quarter. The Swap Agreement effectively fixes the three month LIBOR interest rate payments owed to Lombard under the terms of the UK Loan Agreement at 8.11% for three years commencing on October 1, 2008. We have guaranteed the obligations of SAVVIS UK under the UK Loan Agreement and the obligations are secured by a first priority security interest in substantially all of SAVVIS UK’s current data center assets and certain future assets which will be located in the new data center. We currently maintain a letter of credit of £7.3 million and are required to maintain a letter of credit for a minimum of two years from the construction completion date. As of September 30, 2008, outstanding borrowings under the UK Loan Agreement totaled £29.3 million, or approximately $54.3 million, with an effective interest rate of 8.20%.

Debt Covenants

The provisions of our debt agreements contain a number of covenants including, but not limited to, maintaining certain financial conditions, restricting or limiting our ability to incur more debt, pay dividends, and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt agreements and could trigger acceleration of repayment. As of and during the three and nine months ended September 30, 2008, we were in compliance with all applicable covenants under the debt agreements.

Commitments and Contingencies

Our customer contracts generally span multiple periods, which results in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $19.1 million, $52.0 million, $34.7 million, $19.4 million, $13.6 million, and $69.8 million during the years ended December 31, 2008, 2009, 2010, 2011, 2012, and thereafter, respectively. Should we not meet the minimum spending levels in any given term, decreasing termination liabilities, representing a percentage of the remaining contractual amounts, may become immediately due and payable. Furthermore, certain of these termination liabilities are potentially subject to reduction should we experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if we had terminated all of these agreements as of September 30, 2008, the maximum liability would have been $208.6 million. To mitigate this exposure, when possible, we align our minimum spending commitments with customer revenue commitments for related services.

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

Off-Balance-Sheet Arrangements

As of September 30, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in our consolidated balance sheets, such as letters of credit, indemnifications, and operating leases, under which the majority of our facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through December 2022, and may be renewed as circumstances warrant. Our financial instruments are valued based on the estimated amount of exposure and the likelihood of performance being required. Based on our past experience, no claims have been made against these financial instruments nor do we expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, we determined such financial instruments did not have significant value and have not recorded any related amounts in our consolidated financial statements. As of September 30, 2008, we had $24.4 million in letters of credit outstanding under the Revolving Facility, pledged as collateral to support certain facility leases and utility agreements. Also, in connection with the sale of our CDN Assets, we agreed to indemnify the purchaser should it incur certain losses due to a breach of our representations and warranties.

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

Equity-Based Compensation

We recognize equity-based compensation in accordance with SFAS 123(R), “Share-Based Payment.” The fair value of total equity-based compensation for stock options and restricted preferred units is calculated using the Black-Scholes option pricing model, which utilizes certain assumptions and estimates that have a material impact on the amount of total compensation cost recognized in our consolidated financial statements. For stock options, an additional assumption is made on the number of awards expected to vest, which decreases the amount of total expense recognized. Total equity-based compensation costs for restricted stock units and restricted stock awards are calculated based on the market value of our common stock on the date of grant. Total equity-based compensation is amortized to non-cash equity-based compensation expense over the vesting or performance period of the award, as applicable, which typically ranges from three to four years.

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

In May 2008, the FASB issued Staff Position, or FSP, APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This FSP changes the accounting for our Convertible Notes. Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instruments to reflect the issuer’s economic interest cost. This will require the reclassification of approximately $65 million from long-term debt to additional paid-in capital, which will be treated as original issue discount of the Convertible Notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the Convertible Notes to their face amount as interest expense over the term of the Convertible Notes. The FSP is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, and requires retrospective application to all periods presented. While the FSP does not change the economic substance or cash flow requirements of the Convertible Notes, our interest expense will increase by approximately $13 million per year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of September 30, 2008, we had approximately $54.3 million (using an effective exchange rate as of September 26, 2008) outstanding variable rate debt under the UK Loan Agreement. The interest rate payable is three month LIBOR plus 2.80%, which for the three months ended December 31, 2008 will equal 9.12%. We have effectively fixed the variable interest rate for the outstanding balance as of September 30, 2008 at 8.11% for three years by entering into an interest rate swap agreement with NatWest. New borrowings under the UK Loan Agreement will remain at the variable one month LIBOR plus 2.80%. The remainder of our outstanding debt was fixed rate debt and was comprised of $345.0 million outstanding for the Convertible Notes, which bear interest at 3% per annum and $29.0 million outstanding for the Loan Agreement with Cisco Systems Capital Corporation, which provides for borrowings of up to $33.0 million, at an annual interest rate of 6.50%, to purchase network equipment.

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

One such action in which we were the defendant was an action brought by SiteLite Holdings, Inc., or SiteLite, in the Superior Court of California, County of Orange, which alleged among other things several business torts and statutory violations related to a contractual relationship with us that we terminated in 2005. We agreed to settle all claims made by SiteLite for an immaterial amount, which was paid by our insurance company, and the court dismissed the case with prejudice during the three months ended September 30, 2008.

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

Although we recognized net income of $250.6 million for the year ended December 31, 2007, we incurred a net loss of $12.2 million for the nine months ended September 30, 2008, a net loss of $44.0 million for the year ended December 31, 2006, and a net loss of $69.1 million in the year ended December 31, 2005 and we may incur net losses in the future. We may also have fluctuations in revenues, expenses and losses due to a number of factors, many of which are beyond our control, including the following:

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

As of September 30, 2008, the total principal amount of our debt, including capital and financing method lease obligations was $601.4 million. In addition, we expect from time to time to continue to incur additional indebtedness and other liabilities in the future. If we incur additional indebtedness or if we use more cash than we generate in the future, then the possibility that we may not have cash sufficient to pay, when due, the outstanding amount of our indebtedness will increase. If we do not have sufficient cash available to repay our debt obligations when they mature, we will have to refinance such obligations or we would be in default under the terms of our debt obligations, and there can be no assurance that we will be successful in such refinancing or that the terms of any refinancing will be acceptable to us. This also means that we will need to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, reducing the funds available for operations, working capital, capital expenditures, sales and marketing initiatives, acquisitions, and general corporate or other purposes.

We may not be able to secure additional financing on favorable terms to meet our future capital needs.

If we do not have sufficient cash flow from our operations, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. We may not be able to secure additional debt or equity financing on favorable terms, or at all, at the time when we need such funding. Our current revolving credit facility matures in December 2008. While we believe that we will be able to renew this facility, there can be no assurance that we will be able to renew the facility on terms acceptable to us. In the event that we are unable to renew this facility or are unable to raise additional funds, our liquidity will be impacted and our business could suffer. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. In addition, any debt financing that we may secure in the future could have restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Furthermore, if we decide to raise funds through debt or convertible debt financings, we may be unable to meet our interest or principal payments.

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

Reuters accounted for $87.6 million, or 11%, of our revenue in 2006 and $58.0 million, or 7%, of our revenue in 2007, and $44.0 million, or 7%, of our revenue for the first nine months of 2007 compared to $45.6 million, or 7%, of our revenue in the first nine months of 2008. In addition, investment companies, banks and other financial services companies, excluding Reuters, accounted for approximately 16% of our revenue for the first nine months of 2007 and 19% of our revenue in the first nine months of 2008. The loss of Reuters or any of our other key customers, including our customers in the financial sector, due to the acquisition of such customers, their bankruptcy, adverse economic or other reasons, or a considerable reduction in the amount of our services that these customers purchase, could materially reduce our revenues which, to the extent not offset by cost reductions or revenue from new or other existing customers, could materially reduce our cash flows and financial position. This may limit our ability to raise capital or fund our operations, working capital needs, and capital expenditures in the future.

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

Our data centers are susceptible to regional costs and supply of power and electrical power outages. We attempt to limit exposure to system downtime by using backup generators and power supplies. However, we may not be able to limit our exposure entirely even with these protections in place. In addition, our energy costs have recently increased and may continue to increase for a variety of reasons including increased pressure on legislators to pass green legislation. As energy costs increase, we may not always be able to pass on the increased costs of energy to our customers, which could harm our business. Power and cooling requirements at our data centers are also increasing as a result of the increasing power demands of today’s servers. Since we rely on third parties to provide our data centers with power sufficient to meet our customers’ power needs, our data centers could have a limited or inadequate amount of electrical resources. Our customer’s demand for power may also exceed the power capacity in our older data centers, which may limit our ability to fully utilize these data centers. This could adversely affect our relationships with our customers and hinder our ability to run our data centers, which could harm our business.

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

Our growth strategy includes increasing revenue from our colocation and managed hosting services. Increasing revenue from our colocation and managed hosting services depends on our ability to raise prices to existing customers to market rates or replace them with higher paying customers. In addition, we have developed new data centers as part of our growth strategy. If we do not have sufficient customer demand in the markets to support the new data centers once they are built, our financial results may be harmed. There is no assurance that we will be able to implement these initiatives in a timely or cost effective manner, and this failure to implement our growth strategy could cause our operations and financial results to be negatively affected.

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

For the nine months ended September 30, 2008, 16% of our total revenue was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

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

All of our data centers are leased and have lease terms that expire between 2011 and 2022. The majority of these leases provide us with the opportunity to renew the lease at our option for periods generally ranging from five to ten years. Many of these options however, if renewed, provide that rent for the renewal period will be equal to the fair market rental rate at the time of renewal. If the fair market rental rates are significantly higher than our current rental rates, we may be unable to offset these costs by charging more for our services, which could have a negative impact on our financial results.

Our investment portfolio is subject to market fluctuations which may affect our liquidity.

Historically, we have invested in AAA rated U.S. government agencies, AAA rated money market funds meeting certain criteria, and A1/P1 rated commercial paper. The market value of these investments may decline due to general credit, liquidity, market, interest rate, and issuer default risks, which may be directly or indirectly affected by the current credit crisis that has affected various sectors of the financial markets causing credit and liquidity issues. Currently, our investment portfolio partially consists of the money market fund, Reserve Primary Fund (“RPF”), which recently received SEC approval to delay redemptions until financial markets allow an orderly investment disposition. As a result, our investment in RPF is not currently liquid. In addition, RPF reported that their shares fell below one dollar, but have not confirmed the current share market value. We do not believe that the current liquidity issues related to this fund will impact our ability to fund our ongoing business operations. However, if the global credit crisis persists or intensifies, declines in the market values of our investments in the future could have an adverse impact on our financial condition and operating results.

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

Our financial results will be negatively affected if the demand for data center space does not continue to increase as new data centers are built.

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

We have approximately 53.0 million shares of common stock outstanding. Additionally, we have Convertible Notes, in-the-money stock options, and other equity awards outstanding that may be exercised or converted at various times to acquire 5.2 million shares, or approximately 10%, of our common stock on a fully diluted basis as of October 24, 2008. Shares issued upon exercise of our outstanding options and Convertible Notes will cause immediate and substantial dilution to our existing stockholders and may be immediately sold in the public markets. As of October 24, 2008, investment partnerships sponsored by Welsh, Carson, Anderson & Stowe (Welsh Carson) own approximately 29% of our outstanding common stock, and since December 2006, Welsh Carson has distributed over 12.1 million shares of our common stock to its limited partners. These shares may and some have been sold in the public market immediately following such distributions. Also, as of October 24, 2008, Welsh Carson and individuals affiliated with Welsh Carson are entitled to certain registration rights with respect to 14.2 million shares of our common stock held by them. Sales of substantial amounts of shares of our common stock in the public market, including sales following Welsh Carson distributions, or the perception that those sales will occur, could cause the market price of our common stock to decline. Those sales also might make it more difficult for us to sell equity and equity-related securities in the future at a time and at a price that we consider appropriate.

Our stock price is subject to significant volatility.

Since October 1, 2007, until the present, the closing price per share of our common stock has ranged from a high of $43.40 per share to a low of $5.90 per share. Our stock price has been, and may continue to be, subject to significant volatility due to sales of our securities by significant stockholders and the other risks and uncertainties described or incorporated by reference herein. The price of our common stock may also fluctuate due to conditions in the technology industry or in the financial markets generally.

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

On October 31, 2008, SAVVIS UK Limited (“SAVVIS UK”), a wholly owned subsidiary of SAVVIS, Inc., a Delaware corporation (“SAVVIS”), entered into a Deed of Guarantee, Priority and Acknowledgement (the “Deed”) with National Westminster Bank Plc (“NatWest”) and Lombard North Central Plc (“Lombard”) setting forth certain obligations of SAVVIS UK in connection with an interest rate swap agreement between SAVVIS UK and NatWest (the “Swap Agreement”) that was entered into pursuant to a loan from Lombard to SAVVIS UK for the development of a new data center in the United Kingdom (the “Data Center”).

The Deed provides among other things that SAVVIS UK’s obligations under the Swap Agreement are guaranteed by SAVVIS and are secured by a first-priority security interest in substantially all of SAVVIS UK’s current data center assets and certain future assets which will be located in the new Data Center. In connection with the Deed, on October 31, 2008, SAVVIS Communications Corporation, a wholly-owned subsidiary of SAVVIS (“SCC”), entered into a Consent and Amendment No. 12 to its Credit Agreement dated June 10, 2005, as amended, by and among SCC, SAVVIS, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and the administrative agent, to allow SAVVIS UK and SAVVIS to enter into the Deed and other related documents.

The foregoing description of the Deed and the other documents related to the Deed do not purport to be complete and are qualified in their entirety by reference to such documents, copies of which are filed as Exhibits 10.3 through 10.5 to this quarterly report on Form 10-Q hereto and are incorporated herein by reference.

(b) As disclosed in our Current Report on Form 8-K filed with the SEC on August 1, 2008, the Board of Directors has adopted Amended and Restated Bylaws (the “Bylaws”). These Bylaws change the procedures by which holders of our common stock may nominate persons for election to our Board of Directors at a meeting of stockholders and adopt a new advance notice procedure for stockholders who wish to submit matters to a meeting of our stockholders.

Under Section 1.11 of the Bylaws, any stockholder proposal, including, stockholder nominations of persons for election to the Board, must be delivered to our corporate secretary not less than 90 days nor more than 120 days prior to the anniversary date of the prior year’s annual meeting of stockholders; provided, however, that in the event the date of the annual meeting is advanced or delayed by more than 30 days (other than as a result of adjournment) from the anniversary of the previous year’s annual meeting, notice by the stockholder to be timely must be delivered not earlier than the 120th day prior to the date of the annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the date on which public announcement of the date of such meeting is first made. The notice must contain the information specified in the Bylaws.

As previously stated in our 2008 proxy statement dated April 4, 2008, if a stockholder wants us to include a proposal in our proxy statement for the 2009 annual meeting of stockholders, it must be submitted by December 6, 2008. Under the Bylaws, if a stockholder (i) wants to submit a proposal for the 2009 annual meeting, but does not ask us to include it in the proxy statement, or (ii) intends to nominate a person as a candidate for election to the Board directly, rather than through our Corporate Governance Committee, the stockholder still must submit the proposal or nomination under the timeframes set forth in our Bylaws. For our 2009 annual meeting of stockholders, we must receive proposals and nominations no earlier than January 21, 2009 and no later than February 20, 2009. If the date of our 2009 annual meeting of stockholders is advanced or delayed by more than 30 days from May 20, 2009, we shall inform our stockholders, in our earliest possible quarterly report on Form 10-Q, of such change and the new dates for submitting stockholder proposals.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit Index Number	Exhibit Description	Filed with the Form 10-Q	Incorporated by Reference
			Form	Filing Date with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1	November 12, 1999	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	January 31, 2000	3.2

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 14, 2002	3.3

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 13, 2004	3.4

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 5, 2005	3.5

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		8-K	June 7, 2006	3.1

3.7	Amended and Restated Bylaws of the Registrant		8-K	August 1, 2008	3.1

4.1	Form of Common Stock Certificate		S-1/A	January 31, 2000	4.1

4.2	Indenture, dated as of May 9, 2007, between Registrant and The Bank of New York, as trustee, including the Form of Global Note attached as Exhibit A thereto		8-K	May 10, 2007	4.1

10.1	Amendment No. 10 to Credit Agreement dated September 25, 2008, by and among SAVVIS Communications Corporation, Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and the administrative agent for the lender parties	X

10.2	Amendment No. 11 to Credit Agreement dated September 30, 2008, by and among SAVVIS Communications Corporation, Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and the administrative agent for the lender parties	X

10.3	Amendment No. 12 to Credit Agreement dated October 31, 2008, by and among SAVVIS Communications Corporation, Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lender parties	X

10.4	Deed of Guarantee, Priority and Acknowledgement dated October 31, 2008, by and among Lombard North Central Plc, SAVVIS UK Limited, Registrant, SAVVIS Communications Corporation and National Westminster Bank Plc	X

10.5	Asset Security Agreement dated October 31, 2008, by and among SAVVIS UK Limited, Registrant and National Westminster Bank Plc	X

10.6	Amended and Restated Employee Stock Purchase Plan, as amended on July 31, 2008*		8-K	August 1, 2008	10.1

10.7	Deed of Confidentiality dated September 8, 2008, between SAVVIS UK Limited and all affiliates and Richard S. Warley*	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVVIS, Inc.

Date: October 31, 2008	By:	/s/ Philip J. Koen
Philip J. Koen
Chief Executive Officer
(principal executive officer)

Date: October 31, 2008	By:	/s/ Jeffrey H. Von Deylen
Jeffrey H. Von Deylen
Chief Financial Officer
(principal financial officer and principal accounting officer)