Form 10-K
period 2008-12-31
SAVVIS, Inc.
filed 2009-02-27
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 30, 2008 was approximately $490,784,946.

The number of shares of the registrant’s common stock outstanding as of February 20, 2009 was 53,577,936.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Portions of the definitive proxy statement for the 2009 Annual Meeting of Stockholders to be held on May 19, 2009, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

SAVVIS, INC.

REPORT ON FORM 10-K

Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company,” and “SAVVIS” refer to SAVVIS, Inc. and its subsidiaries. All statements included in this Annual Report on Form 10-K that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may contain information about financial results, economic conditions, trends, and known uncertainties. These forward-looking statements are based on management’s current expectations and involve risks and uncertainties, including those set forth within Item 1A. Risk Factors of this document, that may cause actual results to differ materially from those described in forward-looking statements.

PART I

ITEM 1.	BUSINESS.

Overview

We provide information technology, or IT, services including managed hosting, utility computing, colocation, managed security, network, and professional services, through our global infrastructure to businesses and government agencies around the world. Our services are designed to offer a flexible and comprehensive IT solution that meets the specific IT infrastructure and business needs of our customers. Our suite of products can be purchased individually, in various combinations, or as part of a total or partial outsourcing arrangement. Our point solutions meet the specific needs of customers who require control of their physical assets, while our managed hosting solution provides customers with access to our services and infrastructure without the upfront capital costs associated with equipment acquisition. By partnering with us, our customers are able to drive down the costs of acquiring and managing IT infrastructure, achieve operational efficiency through the use of virtualized technology, and focus their resources on their core business while we ensure the performance of their IT infrastructure.

We were incorporated in Delaware in 1998 and began providing high speed Internet service to enterprise clients and Internet service providers. In 2004, we acquired substantially all of the assets of Cable and Wireless USA, Inc. and Cable & Wireless Internet Services, Inc. together with the assets of certain of their affiliates, or CWA. With the acquisition of CWA, we acquired hosting assets in 15 data centers, an Internet Protocol network, a global Content Delivery Network, or CDN, and consulting expertise that enabled us to expand the scope of services we offer and the scale of our operations. In January 2007, we completed the sale of the assets related to our non-strategic CDN services, and in June 2007, we sold the assets and assigned the lease for two data centers in Santa Clara, California to Microsoft Corporation. We used the proceeds from these sales to develop or expand data centers in the United States, the United Kingdom and Singapore.

Our principal executive offices are located at 1 SAVVIS Parkway, Town & Country, Missouri 63017 and our telephone number is (314) 628-7000.

Our Services

We present our revenue in two categories of services: (1) hosting services and (2) network services. Our focus has increased on the financial industry, for which we have targeted solutions comprised of both our hosting and network capabilities. Revenue was previously presented in a third category of service, other services. Revenue from other services was eliminated in June 2007 primarily due to customers transitioning to the acquirer of our content delivery network assets, or CDN Assets.

Hosting Services provide the core facilities, computing, data storage and network infrastructure on which to run business applications. Our hosting services are comprised of colocation and managed hosting and allow our customers to choose which parts of their IT infrastructure they own and operate versus those that we own and operate for them. Customers can scale their use of our services as their own requirements grow and as customers learn the benefits of outsourcing IT infrastructure management.

•

Colocation is designed for customers seeking data center space and power for their server and networking equipment needs. We manage 29 data centers located in the United States, Europe, and Asia with approximately 1.44 million square feet of gross raised floor space, providing our customers around the world with a secure, high-powered, purpose-built location for their IT equipment.

•

Managed Hosting Services provide a fully managed solution for a customer’s server, data storage, and network equipment needs. In providing our managed hosting services, we deploy industry standard hardware and software platforms that are installed in our data centers to deliver the physical or virtualized services necessary for operating our customers’ applications. Managed hosting services includes:

•

Dedicated Hosting provides customers with managed hosting services on hardware and software that is isolated to a single customer. Customers requiring dedicated infrastructure usually have either stringent internal requirements for application performance, security, or data integrity; or they are attempting to become compliant with external industry or governing regulations. In a dedicated hosting scenario, customers are provided discrete hardware components.

•

Utility Computing and Storage provides customers with an available, secure applications platform that delivers scalability of an entire range of IT infrastructure at lower total cost than found with traditional service provider models. We achieve this combination of lower cost and better service through the use of virtualization technology. Whereas IT infrastructure services have traditionally been provided by discrete hardware components, advances in virtualization technology and software have enabled us to provide a broad range of functionality without the challenges of implementing and managing discrete components. Not only does this enable us to improve our own asset utilization, it also results in our ability to dynamically configure services to meet customer requirements with a utility model. Through our managed network, we provide connectivity between the customer and the utility computing platform housed in our data centers. With our utility computing and storage solution, our customers pay only for the services they currently need, while maintaining the ability to scale up or down the services to meet their changing business needs.

•

Managed Security Services provide global around-the-clock monitoring and management of security appliances, software, and network-based controls, and incident response, for our managed hosting and network services customers. We focus on delivering security services in a cost-effective manner while attempting to adhere to industry best practices to protect infrastructure and application assets. Utilizing our advanced network tools to detect and filter malicious traffic before it reaches our customers’ infrastructures, we work to mitigate the impact of such attacks. We also provide virtualized security services by using industry-standard virtualization technology in our data centers to reduce the need for our customers to pay for dedicated security equipment.

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

•

Managed IP VPN service is a fully managed, end-to-end solution that includes hardware, management systems, and operations to transport an enterprise’s voice, video and data applications at corresponding quality-of-service levels, whether those applications are housed at our customer’s site or in our data centers. Customers that purchase this service are generally geographically dispersed enterprises seeking to communicate more cost effectively in a secure environment among their multiple locations around the world.

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

•

Hosting Area Network is a dedicated network that provides high speed Internet connectivity for hosting customers located in our data centers, along with value-added services such as load balancing and firewalls.

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

Industry Trends

The IT strategy for many businesses has been increasingly focused on data center IT outsourcing in an effort to reduce costs, improve responsiveness to a changing business environment, and focus internal resources on projects that deliver competitive advantages. While IT capabilities were often viewed as competitive advantages in the past, many businesses now recognize that a large part of their IT infrastructure is important, yet it no longer provides a strategic or financial advantage. As the core functions of IT, such as data storage, processing, and transport, have become commonplace throughout all industries, these functions have become routine and increasingly thought of as simply costs of doing business. Many businesses are also recognizing the high cost and inefficiency of managing IT infrastructure themselves, including the difficulties of upgrading technology, training and retaining skilled personnel with domain expertise, and matching IT costs with actual benefits. Given these trends in IT strategy, budget constraints, and inefficient use of resources, businesses often look to outsource significant parts of their IT functions to trusted partners so they can focus on the areas that still provide competitive advantages, such as customer or industry-specific applications.

Most businesses today will consider outsourcing when reviewing their IT strategies; however, traditional outsourcing approaches do not often provide meaningful strategic, operational, or financial benefits as many outsourcers simply operate a customer’s infrastructure without fundamentally changing or updating the underlying technology or the way the infrastructure is managed. For example, an outsourcer may run the customer’s current IT systems more efficiently, but because they use legacy technology, the customer will likely not achieve the benefits of an operating infrastructure utilizing the latest technology hardware, software, and IT research and development.

Our solution is to provide managed and utility infrastructure services that enable customers to improve the quality and lower the cost of their IT operations and increase the availability and flexibility of their IT systems. In addition, our solution allows our customers to have visibility and control of their application performance while shifting our customers from a corporate model based on large capital investments for buying, maintaining, and depreciating IT assets to a pay-as-you-go service model that allows customers to scale up or down their IT infrastructure as their business requirements change. Our approach enables us to be a flexible and scalable partner to our customers that can provide tailored, end-to-end IT infrastructure solutions on demand.

Our Strategy

We focus exclusively on providing IT services primarily to business enterprises. Because of our global infrastructure, management systems, and business model, we have the unique capability to deliver fully managed and integrated IT solutions to enterprises with offices around the world. Our key growth strategies include the following:

•

Target the right customers. We specifically target customers that we believe will receive the most economic value from using our technology. Many mid-sized businesses have traditionally outsourced single IT service offerings, such as network services or hosting services, and have continued to own and manage portions of their IT infrastructure themselves. These businesses can lower the overall cost of their IT operations while improving the quality of their IT systems by purchasing our managed services and outsourcing the majority of their IT services rather than a single IT service. We believe that pursuing these customers will allow us to increase revenues and profitability as these customers purchase our higher margin services while at the same time reducing their overall IT costs.

•

Offer targeted business solutions to solve specific customers needs. We develop, market, and deliver solutions designed to satisfy the needs of specific customer segments. These end-to-end solutions are comprised primarily of our technical capabilities, our consulting services, and often third party services. Examples of our solutions include proximity hosting for the financial industry, software as a service enablement services for the ISV and software provider industry, and test and development solutions for companies looking to outsource their software testing and development infrastructure. Our customer focused solutions allow us to offer more compelling value propositions to targeted customer segments.

•

Deliver Compelling and Comprehensive Technical Capabilities. Our broad, integrated, comprehensive offering of IT services allows us to act as a full service provider to our customers. Unlike most of our competitors who have limited or single service offerings, we offer a full range of solutions, including computing, storage, applications, network, security services, and hosting. Our full service orientation creates incremental revenue growth as customers seek to minimize the number of outside vendors and demand “one-stop” service providers. Additionally, we can meet customers increasing IT demands through scalable solutions.

•

Leverage our data centers and global network. We currently operate 29 data centers around the world, which we expect will provide us with significant operating leverage as we increase the amount of our revenue that is derived from managed services. By supplementing existing customers that purchase only colocation or network services with customers that purchase a wide array of higher value managed services, we expect to be able to increase the revenues we derive from these data centers. Since we began our global data center expansion plan in 2007, we have opened ten new or expanded high grade data centers, all in high-growth, high-demand markets. In total, these new and expanded data centers added approximately 323,000 square feet of gross raised floor space, and enable us to sell additional colocation and managed hosting services.

Our Infrastructure

We provide our services through our global infrastructure that includes:

•	29 Data Centers in the United States, Europe, and Asia with approximately 1.44 million square feet of gross raised floor space;

•	Tier 1 OC-192 Internet Backbone with over 17,000 miles of fiber; and

•	Operations Support System, or OSS, which provides automated provisioning, end-to-end management, and integration with commercial element management systems.

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

For information regarding our revenue and long-lived assets by geographic region, see Note 17 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Customers

We currently provide services to customers across all industries including the financial services, media and entertainment, software, and government sectors. No single customer accounted for more than 10% of our revenue during 2008 and customers in the government sector did not account for a material percentage of our total revenue during 2008.

Our contracts with our customers are typically for one to three years in length. Many of our customer contracts contain service level agreements that provide for service credits if we fail to maintain defined and specific quality levels of service.

Sales and Marketing

We reach potential new customers and sell new services to our existing customers through our direct sales force and marketing programs.

Direct Sales. We have approximately 123 sales representatives that work directly with potential new and existing customers. Our direct sales force uses a “solution selling” approach to understand a customer’s IT infrastructure requirements. Once an opportunity is identified with a new or existing customer, we engage product and engineering support resources to design the final solution. All direct sales representatives take part in an extensive training program designed to develop in-depth consultative selling skills.

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

Competition

Prospective customers for our infrastructure solutions often weigh the advantages of outsourcing to a service provider against their ability to manage IT infrastructure internally. In those instances, the in-house solution is a source of competition. Our external competitors range from very large telecommunications companies, hardware manufacturers, and system integrators that support the in-house IT operations for a business or offer outsourcing solutions, to smaller point solutions companies that sell individual IT services or solutions to selected industries, as follows:

Telecommunications Companies. This category includes companies such as AT&T Inc., Verizon Communications, Inc., Level 3 Communications, and Global Crossing. These carriers have used their legacy voice and data business to expand into IP VPN and hosting services.

Large Scale Systems Integrators. Leading companies in this category include IBM and EDS, an HP Company. These companies tend to focus on large scale, long-term systems integration projects and outsourcing contracts that include hiring a large portion of the client’s staff.

Infrastructure Service Providers. Companies such as Equinix, Inc., Rackspace, Ltd., and Internap Network Services Corporation are included in this category. These companies tend to focus on one part of Internet infrastructure service such as colocation, managed hosting, or Internet access.

Point Software and Service Solutions Providers. These competitors focus on delivering a niche solution to one of the industry verticals or solution areas that we target. These are smaller companies with expertise in a single area that may be difficult to integrate with a business’s overall IT operations.

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

Employees

As of December 31, 2008, we employed 2,228 full-time persons, of which 889 were engaged in engineering, global operations and customer service; 146 in product development and product engineering; 897 in sales, sales support, product management, and marketing; and 296 in finance and administration. None of our employees is represented by a labor union. We believe our relationship with our employees is good.

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

Jeffrey H. Von Deylen has served as our Chief Financial Officer and a director since March 2003, and as our Senior Vice President, Global Operation and Client Services since October 2008. From August 2002 to January 2003, Mr. Von Deylen served as Vice President for Corporate Development and Financial Analysis at American Electric Power Company. From June 2001 to June 2002, Mr. Von Deylen served as Chief Financial Officer for KPNQwest N.V and prior to joining KPNQwest N.V., he was employed by Global TeleSystems Inc. as Senior Vice President of Finance from October 1999 to May 2001. From May 1994 to September 1999, Mr. Von Deylen served in a number of financial positions with LCI International and then as Vice President and Corporate Controller of Qwest Communications International after it acquired LCI International in June 1998. Mr. Von Deylen received a B.S. degree in Accountancy from Miami University.

Mary Ann Altergott has served as our Senior Vice President – Corporate Services since October 2008 and prior to this served as our Senior Vice President, Human Resources since August 2006. Prior to joining us, Ms. Altergott led The Clermont Group, a human resources consultancy firm, since March 2005. From November 2001 to March 2005, Ms. Altergott held various senior human resources positions at Bank of America, N.A., including Senior Vice President and Personnel Executive. Prior to this, Ms. Altergott was employed by The Pillsbury Company from 1990 to 2001 in various senior human resources and operational roles. Ms. Altergott received a B.S. degree from Vanderbilt University.

Eugene V. DeFelice has served as our Senior Vice President, General Counsel and Corporate Secretary since November 2006. Prior to joining us, Mr. DeFelice was the founder of and a managing director of Novo Strategic Partners LLC, a business consulting firm, from July 2005 to November 2006. From March 2003 to July 2005, Mr. DeFelice served as Vice President, General Counsel for K.V. Pharmaceutical Company. Prior to this, Mr. DeFelice held several positions as General Counsel and in business management both domestically and internationally. Mr. DeFelice received his B.A. from Rutgers College, a M.B.A. with distinction from Webster University in Geneva Switzerland, and a J.D. from Seton Hall University School of Law.

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

William D. Fathers has served as our Senior Vice President, Managing Director – U.S. since August 2008 and prior to this as our Senior Vice President, Engineering and Development since April 2007. Prior to joining us, Mr. Fathers was Global Head of Development for Reuters Limited from April 2005 to April 2007. From September 2003 to April 2005, Mr. Fathers was a Senior Vice President within Reuters Global Business Development team and was responsible for several major acquisition and post acquisition integration programs within the financial services market. From 2001 to 2003, Mr. Fathers held other senior technology positions within Reuters Limited. Prior to joining Reuters Limited, Mr. Fathers was a senior consultant at a telecom and media consultancy company, PA Consulting Group, and he served as an officer in the British Armed Forces. He received a Masters degree in Engineering from Cambridge University.

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

James D. Mori has served as our Senior Vice President, Global Client Services since March 2008 and prior to this as our Senior Vice President, Client Services since November 2007, and prior to this, as our Managing Director – Americas since joining our company in October 1999. Previously, Mr. Mori served as Area Vice President for Sprint Corporation and in various other sales leadership positions with Sprint Corporation prior to that time. Mr. Mori received a B.S. in Business Administration from the University of Missouri.

Thomas T. Riley has served as our Senior Vice President, Managing Director—International since January 2009. Prior to joining us Mr. Riley served as United States Ambassador to Morocco for five years. From 1999 through 2003, Mr. Riley served as president of several small technology companies. He also spent 14 years at Unity Systems, an international home and building controls business. He holds a B.S. in Industrial Engineering from Stanford University and an M.B.A. from Harvard.

Available Information

Our Internet site is at http://www.savvis.net. We are not including the information contained on our website as part of, or incorporating it by reference into, this filing. We make available to the public on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission, or SEC. Our reports filed with, or furnished to, the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These filings are also available on the SEC’s website at http://www.sec.gov.

ITEM 1A.	RISK FACTORS.

You should carefully consider the risks described below in addition to all other information provided to you in this document. Any of the following risks could materially and adversely affect our business, results of operations or financial condition. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our company.

Risks Related to Our Business

Our operating results may fluctuate significantly, which makes our future results difficult to predict and may cause our operating results to fall below expectations.

Although we recognized net income of $250.6 million for the year ended December 31, 2007, we incurred a net loss of $9.2 million for the year ended December 31, 2008, and a net loss of $44.0 million for the year ended December 31, 2006 and we may incur net losses in the future. We may also have fluctuations in revenues, expenses and losses due to a number of factors, many of which are beyond our control, including the following:

•	demand for and market acceptance of our hosting and network products;

•	our ability to retain key employees that maintain relationships with our customers;

•	the duration of the sales cycle for our services;

•	changes in customers’ budgets for information technology purchases and in the timing of their purchasing decisions;

•	the announcement or introduction of new or enhanced services by our competitors;

•	acquisitions and dispositions we may make;

•	our ability to implement internal systems for reporting, order processing, purchasing, billing and general accounting, among other functions;

•	our ability to meet performance standards under our agreements with our customers;

•	changes in the prices we pay for utilities, local access connections, Internet connectivity, and longhaul backbone connections;

•	the timing and magnitude of capital expenditures, including costs relating to the expansion of operations, and of the replacement or upgrade of our network and hosting infrastructure; and

•	fluctuations in foreign currency exchange rates.

Accordingly, our results of operations for any period may not be comparable to the results of operations for any other period and should not be relied upon as indications of future performance.

Demand for our services is vulnerable to economic downturns. If general economic conditions continue to weaken, then our revenues and our financial condition may materially decline.

We are vulnerable to general downturns in the domestic and international economies. Due to the current economic downturn, demand for our services may decrease as our customers face a deterioration of their businesses or decide to delay capital spending out of uncertainty regarding the future. In addition, our customers may find it more difficult to raise capital in the future due to substantial limitations on the availability of credit and may be forced to delay capital expenditures to upgrade their IT infrastructure. Furthermore, our customers may demand better pricing terms and their ability to timely pay our invoices may be affected by an increasingly weakened economy. A continued deterioration of the economy could also result in a number of our customers facing bankruptcy. Approximately 26% of our revenue in 2008 was generated by customers in the financial services industry, which has been severely negatively affected in the current economic downturn. As a result, these customers may reduce the services they purchase from us, merge with competitors or enter into bankruptcy, any of which could adversely affect our revenues. If the economy weakens further, then our revenues and overall financial condition may be adversely affected.

Our failure to successfully implement our new enterprise resource planning system and operational support systems could result in business interruption and the associated unfavorable impact.

To support the continued growth of our business and increase operational efficiency, we are converting several of our existing information systems across major business processes to integrated information technology systems. Certain system implementations occurred in 2008, however, additional functionalities will be added in 2009 that are critical to our business goals. We made extensive plans to support effective implementation of these information technology systems. Such a major undertaking carries the additional risk of unforeseen issues, interruptions and costs. The extent to which we successfully convert our information technology systems and address unforeseen issues will have a direct bearing on our ability to perform certain day-to-day functions.

Our failure to meet performance standards under our customer contracts could result in our customers terminating their relationships with us or our customers being entitled to receive financial compensation, which could lead to reduced revenues.

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

We are dependent on third-party providers to supply products and services. For example, we lease equipment from equipment providers, bandwidth capacity from telecommunications network providers in the quantities and quality we require, data center space from third party landlords, power services from local utilities and other energy suppliers, and we source equipment maintenance through third parties. While we have entered into various agreements for equipment, carrier line capacity, data center space, power services, and maintenance, any failure to obtain equipment, additional capacity or space, power services, or maintenance, if required, would impede the growth of our business and cause our financial results to suffer. The equipment that we purchase could be deficient in some way, thereby affecting our products and services. In addition, our customers that use the equipment and facilities we lease or the services of these telecommunication providers may in the future experience difficulties due to failures unrelated to our systems. If, for any reason, these providers fail to provide the required services to our customers or suffer other failures, we may incur financial losses and our customers may lose confidence in our company, and we may not be able to retain these customers.

Our indebtedness could limit our ability to operate our business successfully.

As of December 31, 2008, the total principal amount of our debt, including capital and financing method lease obligations was $618.1 million. In addition, we expect from time to time to continue to incur additional indebtedness and other liabilities in the future. If we incur additional indebtedness or if we use more cash than we generate in the future, then the possibility that we may not have cash sufficient to pay, when due, the outstanding amount of our indebtedness will increase. If we do not have sufficient cash available to repay our debt obligations when they mature, we will have to refinance such obligations or we would be in default under the terms of our debt obligations, and there can be no assurance that we will be successful in such refinancing or that the terms of any refinancing will be acceptable to us. This also means that we will need to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, reducing the funds available for operations, working capital, capital expenditures, sales and marketing initiatives, acquisitions, and general corporate or other purposes. Our debt agreements also contain covenants that, among other things, restrict our ability to incur more debt, pay dividents and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, make capital expenditures, merge or consolidate, and transfer or sell assets. In addition, our debt agreements contain financial covenants that require us to maintain certain financial ratios and minimum performance levels. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could trigger acceleration of repayment.

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

As a result of these potential problems and risks, businesses that we may acquire or invest in may not produce the revenue, earnings, or business synergies that we anticipated. These potential problems and risks may have an adverse impact on both our ability to provide services to our customers and our relationships with our customers. In addition, we cannot be assured that any potential transaction will be successfully identified and completed or that, if completed, the acquired businesses or investment will generate sufficient revenue to offset the associated costs or other potential harmful effects on our business.

A material reduction in revenue from our largest customer or the loss of other key customers could harm our financial results to the extent not offset by cost reductions or additional revenue from new or other existing customers.

Thomson Reuters accounted for $87.6 million, or 11%, of our revenue in 2006, $58.0 million, or 7%, of our revenue in 2007, and $61.2 million, or 7%, of our revenue in 2008. In addition, investment companies, banks and other financial services companies, excluding Thomson Reuters, accounted for approximately 17% of our revenue in 2007 and 19% of our revenue in 2008. Recently, one such financial services customer, American Stock Exchange, which accounted for approximately 3% of our revenue for the year ended December 31, 2008, announced the completion of its merger with another company. This merger was unrelated to the current credit crisis; however, we believe the merged entity may cancel its contract with us, which would result in a decrease in revenue in the future. The loss of Thomson Reuters or any of our other key customers, including our customers in the financial sector, due to the acquisition of such customers, their bankruptcy, adverse economic or other reasons, or a considerable reduction in the amount of our services that these customers purchase, could materially reduce our revenues which, to the extent not offset by cost reductions or revenue from new or other existing customers, could materially reduce our cash flows and financial position. This may limit our ability to raise capital or fund our operations, working capital needs, and capital expenditures in the future.

Our operations could be adversely affected if we are unable to maintain peering arrangements with Internet Service Providers on favorable terms.

We enter into peering agreements with Internet Service Providers throughout our market which allow us to access the Internet and exchange traffic transparently with these providers. Previously, many providers agreed to exchange traffic without charging each other. However, some providers that previously offered peering transparency have reduced peering relationships or are seeking to impose charges for transit, especially for unbalanced traffic offered and received by us with these peering partners. For example, several network operators with large numbers of individual users claim that they should be able to charge network operators and businesses that send traffic to those users. Increases in costs associated with Internet and exchange traffic could have an adverse effect on our business. If we are not able to maintain our peering relationships on favorable terms, we may not be able to provide our customers with affordable services, which would adversely affect our results from operations.

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

Our ability to implement our business plan successfully depends upon our ability to provide high quality, reliable services. Interruptions in our ability to provide our services to our customers or failures in our products or services, through the occurrence of a natural disaster, human error, component or system failure, extreme temperature, or other unanticipated problem, could adversely affect our customers’ businesses and our business and reputation. For example, problems at one or more of our data center facilities could result in service interruptions or failures or could cause significant equipment damage. In addition, our network could be subject to unauthorized access, computer viruses, and other disruptive problems caused by customers, employees, or others. Unauthorized access, computer viruses, or other disruptive problems could lead to interruptions, delays, or cessation of service to our customers. In addition, we may be unable to implement disaster recovery or security measures in a timely manner or, if and when implemented, these measures may not be sufficient or could be circumvented through the reoccurrence of a natural disaster or other unanticipated problem, or as a result of accidental or intentional actions. Resolving network failures or alleviating security problems may also require interruptions, delays, or cessation of service to our customers. Accordingly, failures in our products and services, including problems at our data centers, network interruptions, or breaches of security on our network may result in significant liability, penalties, a loss of customers, and damage to our reputation.

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

Our data centers are susceptible to regional costs and supply of power and electrical power outages. We attempt to limit exposure to system downtime by using backup generators and power supplies. However, we may not be able to limit our exposure entirely even with these protections in place. In addition, our energy costs can fluctuate significantly or increase for a variety of reasons including increased pressure on legislators to pass green legislation. As energy costs increase, we may not always be able to pass on the increased costs of energy to our customers, which could harm our business. Power and cooling requirements at our data centers are also increasing as a result of the increasing power demands of today’s servers. Since we rely on third parties to provide our data centers with power sufficient to meet our customers’ power needs, our data centers could have a limited or inadequate amount of electrical resources. Our customer’s demand for power may also exceed the power capacity in our older data centers, which may limit our ability to fully utilize these data centers. This could adversely affect our relationships with our customers and hinder our ability to run our data centers, which could harm our business.

Concerns about the environmental impacts of greenhouse gas emissions and the global climate change may result in environmental taxes, charges, assessments or penalties.

The impacts of human activity on the global climate change have attracted considerable public and scientific attention, as well as the attention of the United States government. Efforts are being made to reduce greenhouse emissions, particularly those from coal combustion by power plants. We rely on power from these power plants, and the added cost of any environmental taxes, charges, assessments or penalties levied on these power plants could be passed on to us, increasing the cost to run our data centers. Additionally, environmental taxes, charges, assessments or penalties could be levied directly on us in proportion to our carbon footprint. Any enactment of laws or passage of regulations regarding greenhouse gas emissions by the United States, or any domestic or foreign jurisdiction we perform business in, could adversely effect our operations and financial results.

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

Our growth strategy includes increasing revenue from our colocation, network and managed hosting services. We seek to sell managed hosting, colocation, and network services to our customers, thereby strengthening the customer relationship. While initially customers may only purchase one or two products, we believe that once the customer sees the benefit of our infrastructure offerings to their business they will purchase additional services. We have developed new data center capabilities as part of our growth strategy. If we do not have sufficient customer demand in the markets to support the new data centers we have built, our financial results may be harmed. There is no assurance that we will be able to implement these initiatives in a timely or cost effective manner, and this failure to implement our growth strategy could cause our operations and financial results to be negatively affected.

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

Difficulties presented by international economic, political, legal, accounting, tax and business factors could harm our business in international markets.

For the year ended December 31, 2008, 16% of our total revenue was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

•	regulatory, tax, licensing, political or other business restrictions or requirements;

•	longer payment cycles and problems collecting accounts receivable;

•	uncertain regulations;

•	fluctuations in currency exchange rates;

•	our ability to secure and maintain the necessary physical and telecommunications infrastructure;

•	challenges in staffing and managing foreign operations; and

•	more restrictive laws or regulations, or more restrictive interpretations of existing laws or regulations, such as those related to content distributed over the Internet.

Any one or more of these factors could adversely affect our business.

Our inability to renew our data center leases on favorable terms could have a negative impact on our financial results.

All of our data centers are leased and have lease terms that expire between 2011 and 2022. The majority of these leases provide us with the opportunity to renew the lease at our option for periods generally ranging from five to ten years. Many of these options however, if renewed, provide that rent for the renewal period will be equal to the fair market rental rate at the time of renewal. If the fair market rental rates are significantly higher than our current rental rates, we may be unable to offset these costs by charging more for our services, which could have a negative impact on our financial results. Additionally, the terms of a renewal may cause different accounting treatment for a lease, which could cause changes to our total debt position and have an adverse impact on our reported financial position or debt covenants.

Our right to undisturbed use of our leased data centers may be challenged if our landlords’ lenders exercise their rights due to our landlords’ default on their debt.

We lease the land and buildings which support our data centers. Continued economic degradation may negatively impact and create greater pressure in the commercial real estate market causing higher incidences of landlord default and/or lender foreclosure of properties, including perhaps the properties which support our data centers. While we, in most cases, maintain certain non-disturbance rights, it is not certain that such rights will in all cases be upheld, thereby jeopardizing our continued right of occupancy in such instances.

Our investment portfolio is subject to market fluctuations which may affect our liquidity.

Historically, we have invested in AAA rated U.S. government agencies, AAA rated money market funds meeting certain criteria, and A1/P1 rated commercial paper. The market value of these investments may decline due to general credit, liquidity, market, interest rate, and issuer default risks, which may be directly or indirectly affected by the current credit crisis that has affected various sectors of the financial markets causing credit and liquidity issues. As of December 31, 2008, an immaterial portion of our investment portfolio is not currently liquid. We do not believe that the current liquidity issues related to this investment will impact our ability to fund our ongoing business operations. However, if the global credit crisis persists or intensifies, declines in the market values of our investments in the future could have an adverse impact on our financial condition and operating results.

Risks Related to Our Industry

The markets for our hosting, network and professional services are highly competitive, and we may not be able to compete effectively.

The markets for our hosting, network, and professional services are extremely competitive. We expect that competition will intensify in the future, and we may not have the financial resources, technical expertise, sales, and marketing abilities or support capabilities to compete successfully in these markets. Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and greater market presence, lower costs of capital, and greater engineering and marketing capabilities and financial, technological, and personnel resources than we do. As a result, as compared to us, our competitors may:

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

If the markets for outsourced information technology services decline, there may be insufficient demand for our services and, as a result, our business strategy and objectives may fail.

Our solutions are designed to enable a customer to focus on their core business while we manage and ensure the quality of their information technology, or IT, infrastructure. Businesses may believe the risk of outsourcing is greater than the risk of managing their IT operations themselves. If businesses do not continue to recognize the high cost and inefficiency of managing IT themselves, including the difficulties of upgrading technology, training and retaining skilled personnel with domain expertise, and matching IT cost with actual benefits, they may not continue to outsource their IT infrastructure to companies within our industry. Additionally, outsourcing may be associated with larger companies, such as HP and IBM, and we may not be as successful as these companies. As a result of these risks, our business may suffer and it could adversely affect our business strategy and objectives and our ability to generate revenues.

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

New technologies or industry standards, including those technologies protected by intellectual property rights, have the potential to replace or provide lower cost alternatives to our hosting, networking, and Internet access services. The adoption of such new technologies or industry standards could render our data center technology and services obsolete, unmarketable, cause impairment of our existing assets, or require us to incur significant capital expenditures to expand and upgrade our technology to meet new standards. We cannot guarantee that we will be able to identify new service opportunities successfully or, if identified, be able to develop and bring new products and services to market in a timely and cost-effective manner. In addition, we cannot guarantee that services or technologies developed by others will not render our current and future services non-competitive or obsolete or that our current and future services will achieve or sustain market acceptance or be able to effectively address the compatibility and interoperability issues raised by technological changes or new industry standards. If we fail to anticipate the emergence of, or obtain access to, a new technology or industry standard, we may incur increased costs if we seek to use those technologies and standards, or our competitors that use such technologies and standards may use them more cost-effectively than we do.

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

Within the United States, the U.S. government continues to evaluate the data networking and Internet access industries. The Federal Communications Commission has a number of on-going proceedings that could affect our ability to provide services. Such regulations and policies may complicate, or make more costly, our efforts to provide services in the future, including increasing the costs of certain services that we purchase from regulated providers. Our operations are dependent on licenses and authorizations from governmental authorities in most of the foreign jurisdictions in which we operate or plan to operate, and with respect to a limited number of our services, in the United States. These licenses and authorizations generally will contain clauses pursuant to which we may be fined or our license may be revoked on short notice. Consequently, we may not be able to obtain or retain the licenses necessary for our operations or be able to retain these licenses at costs which allow us to compete effectively.

Risks Related to Our Common Stock

Sales of a significant amount of our common stock in the public market could reduce our stock price or impair our ability to raise funds in new stock offerings.

We have approximately 54.0 million shares of common stock outstanding, the majority of which is held by a small number of investment firms, including Welsh, Carson, Anderson & Stowe, or Welsh Carson. As of February 20, 2009, investment partnerships sponsored by Welsh Carson own approximately 29% of our outstanding common stock, and since December 2006, Welsh Carson has distributed over 12.1 million shares of our common stock to its limited partners. These shares may and some have been sold in the public market immediately following such distributions. Also, as of February 20, 2009, Welsh Carson and individuals affiliated with Welsh Carson are entitled to certain registration rights with respect to 14.2 million shares of our common stock held by them. Sales of substantial amounts of shares of our common stock in the public market, including sales following Welsh Carson distributions, or the perception that those sales will occur, could cause the market price of our common stock to decline. Those sales also might make it more difficult for us to sell equity and equity-related securities in the future at a time and at a price that we consider appropriate.

Our stock price is subject to significant volatility.

Since February 1, 2008, until the present, the closing price per share of our common stock has ranged from a high of $22.62 per share to a low of $5.53 per share. Our stock price has been, and may continue to be, subject to significant volatility due to sales of our securities by significant stockholders and the other risks and uncertainties described or incorporated by reference herein. The price of our common stock may also fluctuate due to conditions in the technology industry or in the financial markets generally.

Our certificate of incorporation and Delaware law contain provisions that could discourage a takeover.

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

As of December 31, 2008, we leased 64 facilities occupying approximately 3.3 million square feet of gross floor space worldwide for our corporate offices, sales and administrative offices, warehouses, network equipment, and data centers. This includes the 29 data centers that we currently operate worldwide with approximately 1.44 million square feet of gross raised floor space. The locations and approximate square footage of these facilities by major geographic areas of the world are as follows (in thousands):

Geographic Area	Gross Square Feet of Office Space and Warehouse Space	Gross Square Feet of Network Equipment and Data Centers
United States	436	2,403
Europe, Middle East, Africa	51	337
Asia	19	44

Worldwide Total	506	2,784

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

Quarter Ended	High	Low
March 31, 2008	$26.96	$15.13
June 30, 2008	20.03	12.87
September 30, 2008	17.85	10.89
December 31, 2008	12.77	5.62

March 31, 2007	$48.53	$34.69
June 30, 2007	52.56	45.65
September 30, 2007	50.68	34.14
December 31, 2007	43.40	24.13

Holders of the Corporation’s Capital Stock

As of February 20, 2009, there were approximately 563 holders of record of our common stock.

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

Issuer Purchase of Equity Securities

There were no issuer purchases of equity securities in the fourth quarter 2008.

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

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and a market weighted index of publicly traded peers. The returns are calculated by assuming an investment of $100 in our common stock and in each index on December 31, 2003. The publicly traded companies included in the peer group are: Equinix, Inc., Internap Network Services Corp., Switch & Data Facilities Company, and Terremark Worldwide, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among SAVVIS, Inc., The NASDAQ Composite Index
And A Peer Group

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/03
12/04
12/05
12/06
12/07
12/08
SAVVIS, Inc.
NASDAQ Composite
Peer Group

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

The points on the graph represent the following numbers:

	December 31,
	2003	2004	2005	2006	2007	2008
SAVVIS, Inc.	$100.00	$77.59	$50.17	$159.24	$124.46	$30.72
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
Peer Group	100.00	73.90	59.02	123.62	136.19	68.95

ITEM 6.	SELECTED FINANCIAL DATA.

The following consolidated statement of operations data for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 and the consolidated balance sheet data as of December 31, 2008, 2007, 2006, 2005, and 2004 have been derived from our audited consolidated financial statements and the related notes to the financial statements. Our historical results are not necessarily indicative of the results to be expected for future periods. The following selected consolidated financial data for the years ended December 31, 2008, 2007, and 2006 and as of December 31, 2008 and 2007 should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(dollars in thousands, except share data)	2008	2007(1)	2006	2005	2004
Statement of Operations Data
Total revenue	$857,041	$793,833	$763,971	$667,012	$616,823

Income (loss) from operations	26,533	338,000	25,450	(3,676)	(96,449)

Net income (loss)	(9,157)	250,591	(43,958)	(69,069)	(148,798)

Basic income (loss) per common share(2)	(0.17)	4.76	(9.54)	(9.19)	(24.54)

Diluted income (loss) per common share(2)	(0.17)	4.51	(9.54)	(9.19)	(24.54)

Other Financial Data
Net cash provided by (used in) operating activities	$145,558	$117,347	$118,701	$62,857	$(26,757)

Net cash (used in) investing activities	(246,166)	(29,424)	(87,092)	(56,499)	(146,137)

Net cash provided by (used in) financing activities	48,062	(3,903)	8,433	572	199,467

Cash dividends per share	—	—	—	—	—

	December 31,
(dollars in thousands)	2008	2007(1)	2006	2005	2004
Balance Sheet Data
Property and equipment, net(3)	$736,646	$616,584	$284,437	$261,225	$264,542

Total assets	951,009	889,973	467,019	409,646	406,250

Long-term debt(4)	420,247	353,362	269,436	275,259	171,051

Capital and financing method lease obligations(5)	197,868	166,482	114,991	60,486	114,034

Other long-term obligations	71,588	59,182	82,941	80,815	68,606

Stockholders’ equity (deficit)	148,093	151,855	(138,335)	(132,009)	(63,941)

(1)	The significant changes in 2007 reflect the impact of gains on sale of certain data center assets of $180.5 million in June 2007 and CDN assets of $125.2 million in January 2007 and the impact of the loss on debt extinguishment of $45.1 million in June 2007 related to our Subordinated Notes.
(2)	For the years ended December 31, 2008, 2006, 2005, and 2004, the effects of including the incremental shares associated with options, warrants, unvested restricted stock, and Series A Convertible Preferred Stock are anti-dilutive and are not included in the diluted weighted-average common shares outstanding. In addition, all common share information reflects the one-for-fifteen reverse stock split that occurred on June 6, 2006.
(3)	The significant increase in 2007 is a result of $225.8 million spent for the development or expansion of ten data centers, which were opened during 2007 and 2008.
(4)	The significant increase in 2005 is a result of outstanding principal under our Revolving Facility and accrued unpaid interest and principal under our Subordinated Notes.
(5)	The significant decrease in 2005 is a result of our repayment of $53.9 million in outstanding principal and accrued interest under a master lease agreement. The significant increase in 2006 is a result of the financing method obligation of $50.6 million incurred in connection with one of our data centers.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The following discussion contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, including those set forth in Item 1A. Risk Factors of this Annual Report on Form 10-K. Our actual results may differ materially from the results discussed in the forward-looking statements. You should read the following discussion together with our consolidated financial statements and the related notes to those financial statements that are included in Part IV, Item 15 of this Annual Report on Form 10-K, beginning on page 45.

EXECUTIVE SUMMARY

Overview

We are a global information technology, or IT, services company that delivers secure, reliable, and scalable hosting, network, and application services to businesses and government agencies around the world. Our strategic approach combines the use of virtualization technology, a utility services model, and automated software management and provisioning systems. Our solutions enable customers to focus on their core business while we ensure the quality of their IT infrastructure.

For further information on our business and services, please refer to Part I, Item I of this Annual Report on Form 10-K.

Business Trends and Outlook

The increasingly difficult global economic environment remains our highest concern as we continue to monitor the impact that the economic downturn may have on our customers, particularly those customers in the financial services industry. Approximately 26% of our revenue for the year ended December 31, 2008 was generated by customers in the financial sector. Given the current economic environment and uncertainty in the financial services industry, we remain cautious regarding these customers and their future impact on our revenue and profitability. Recently, one such financial services customer, American Stock Exchange, which accounted for approximately 3% of our revenue for the year ended December 31, 2008, announced the completion of its merger with another company. This merger was unrelated to the current credit crisis; however, we believe the merged entity may cancel its contract with us, which would result in a decrease in revenue in the future.

The economic situation has also reduced our visibility into the timing of new business closure. Sales cycles for new managed hosting business have lengthened as a result of customer cost pressures, and the visibility into the enterprise decision making cycle and timing has deteriorated due to tightening IT budgets. While these are big challenges, we believe we have considerable opportunity. We believe that companies will increasingly consider moves to outsourced IT solutions, as the internal pressure to control their infrastructure spending collides with increasing demands from their user community. This situation is difficult for our customers and poses risk for us; however, we believe we are well-positioned for this new environment. Our services model enables our enterprise customers to choose from a number of different strategies to reduce their IT costs. Our focus is to provide mission-critical, non-discretionary IT infrastructure outsourcing and we are specialists in managing servers, storage, virtualization, security and network infrastructure. This means we can take away the context so businesses can focus on their core business. With the completion of our global data center expansion, we believe we have the right footprint and functionality in place to provide our customers with what they need, where they need it. More and more customers are looking for options like our new and innovative service offerings, such as software as a service, or SaaS, and our proximity hosting solutions.

The center point of our strategy is to provide a scalable managed hosting solution. Colocation and network services play an important and foundational role, however we remain intently focused on growing our managed hosting business. The colocation market has grown and the prices have remained stable, and we are pleased with the progress we have made in that business. Colocation has now become an accepted first step in embracing IT outsourcing solutions. Our network business will continue to be under pressure in 2009, but we are seeing more demand for an integrated managed hosting and managed network solution, particularly in hosted applications requiring higher network performance. This can be provided by our application transport network. Colocation and network services both require significant capital to sustain growth and, unlike managed hosting, these markets lack the barriers to entry and the high switching costs needed to maintain pricing power. We believe the intersection of colocation, network and managed hosting allows us to produce a much higher return on invested capital than colocation alone, particularly leveraging technologies for shared platform resources. We will continue to wrap colocation and network into our IT infrastructure solutions as we build our managed hosting business going forward.

Our focus in 2009 is on our customers, and aiming to offer them the solutions they need to better manage the current and future costs associated with their IT infrastructure. We are looking forward to developing and leading the market for hosting SaaS offerings from independent software vendors and expanding our existing virtualization and utility computing solutions. We plan to leverage our compelling opportunities in proximity hosting to penetrate and lead the market for hosting applications in financial markets. We believe our ability to offer our trading community a portfolio of managed hosting services, such as compute, storage, virtualization and managed network incorporating market data differentiates us from our competitors.

Based on current economic conditions and demand for our services, we also will continue to remain focused on initiatives that we believe will continue to improve the health of our growing business, including:

•	Increasing the quality of our infrastructure and the reliability of our services and client satisfaction through additional investments in systems and in customer satisfaction surveys;

•	Improving the efficiencies in our services and support and general and administrative areas through process improvement and increasing overall productivity; and

•	Exploring strategic options for those services that have experienced relatively slow growth in the past in order to allow us to focus on our high growth services.

SIGNIFICANT EVENTS

Sale of Content Delivery Network Assets

In January 2007, we completed the sale of substantially all of the assets related to our CDN services for $132.5 million, after certain working capital adjustments and the assumption of certain liabilities, pursuant to a purchase agreement dated December 23, 2006. The transaction resulted in net proceeds of $128.3 million, after transaction fees, related costs, and working capital adjustments and we recorded a gain on sale of $125.2 million for the year ended December 31, 2007, all of which was recorded in the first half of 2007. We recorded revenue of $19.0 million related to these assets for the year ended December 31, 2006.

Issuance of Convertible Debt

In May 2007, we issued $345.0 million in aggregate principal amount of 3.0% Convertible Senior Notes, or the Convertible Notes, that are due May 15, 2012. Interest is payable semi-annually on May 15 and November 15 of each year. The initial conversion rate was 14.2086 shares of common stock per $1,000 principal amount of Convertible Notes, subject to adjustment. This represents an initial conversion price of approximately $70.38 per share of common stock. As of December 31, 2008, if the conditions for conversion had been satisfied, the Convertible Notes would have been convertible into 4.9 million shares of our common stock. For further information on the Convertible Notes, please refer to Note 6 of the Notes to the Financial Statements included in this Annual Report on Form 10-K.

Debt Extinguishment

In June 2007, we completed the early extinguishment of our Series A Subordinated Notes, or the Subordinated Notes, by making cash payments totaling $342.5 million to the note holders. Such payments included the original principal of $200.0 million, paid-in-kind and make-whole interest of $147.6 million, and an early extinguishment premium of $3.5 million, offset by a negotiated discount to the original contractual extinguishment provisions of $8.6 million. In connection with the extinguishment, we wrote-off the remaining unamortized original issue discount of $23.8 million and the remaining unamortized issuance costs of $0.5 million, and recorded a loss on debt extinguishment of $45.1 million in June 2007.

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

Lombard Loan Agreement and Interest Rate Swap

In June 2008, one of our subsidiaries, SAVVIS UK Limited, entered into a loan agreement, or the UK Loan Agreement, with Lombard North Central Plc, or Lombard. The UK Loan Agreement has a five year term and provides for borrowings of up to £35.0 million to be used in connection with the construction and development of a new data center in the United Kingdom. We have guaranteed the obligations of SAVVIS UK under the UK Loan Agreement and the obligations are secured by a first priority security interest in substantially all of SAVVIS UK’s current data center assets and certain future assets which will be located in the new data center. As of December 31, 2008, we maintain a letter of credit of £7.3 million and outstanding borrowings under the UK Loan Agreement totaled £32.4 million, or approximately $47.9 million, with an effective interest rate of 4.98%. This interest rate was subject to the terms of an interest rate swap agreement, or the Swap Agreement, with National Westminster Bank, Plc., entered into during September 2008. The Swap Agreement effectively fixes the quarterly interest payments incurred and paid under the UK Loan Agreement at 8.11% during the three year period beginning October 1, 2008 and ending September 30, 2011.

Credit Agreement

On December 8, 2008, we extended our existing revolver facility by entering into an Amended and Restated Credit Agreement, or the Credit Agreement, with Wells Fargo Foothill, Inc., as arranger and administrative agent. The Credit Agreement provides for a $50.0 million senior secured revolving credit facility, of which up to $40.0 million may be used for the issuance of letters of credit. The Credit Agreement allows for an increase of up to $50.0 million, or a maximum facility of $100.0 million, within one year of the date of the agreement, subject to satisfaction of certain conditions. The Credit Agreement will mature in December 2011. Loans under the Credit Agreement may be used to fund working capital, for capital expenditures, and for other general corporate purposes. The indebtedness under the Credit Agreement is guaranteed by us and our domestic subsidiaries. Our obligations under the Credit Agreement and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of our assets, interest in assets and proceeds thereof, excluding those assets pledged to Lombard under our UK Loan Agreement. Under the terms of the Credit Agreement, we may elect to pay interest on a base rate or LIBOR rate, plus an applicable margin. As of December 31, 2008, the interest rate, including margin, would have been 7.50%, however, there were no outstanding loans under the Credit Agreement. There were $24.8 million outstanding letters of credit as of December 31, 2008.

Forfeiture Rate Adjustment

In accordance with Statement of Financial Accounting Standards, or SFAS, 123(R), “Share-Based Payment,” and due to increases in forfeiture activity in 2008, we revised the forfeiture rate used to calculate non-cash equity-based compensation expense. As a result, we recorded a cumulative adjustment of $12.2 million, of which $6.8 million related to 2006 and 2007, reducing non-cash equity-based compensation expense during the year ended December 31, 2008.

Data Center Development

During the years ended December 31, 2008 and 2007, we spent $143.9 million and $225.8 million, respectively, for the development of ten new data centers that were opened as part of our global data center expansion plan. We also entered into capital leases in 2007 totaling $43.5 million related to the development and expansion of these data centers. In addition, we commenced six operating leases for data centers that were opened in 2007 and 2008.

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-K is not intended to represent the consolidated financial position, results of operations, or cash flows that may be achieved in the future.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Executive Summary of Results of Operations

Revenue increased $63.2 million, or 8%, for the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily as a result of a 19% increase in total hosting revenue, which was partially offset by declines in network services and other services. Income from operations decreased $311.5 million for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to the gains on the sale of certain data center assets of $180.5 million in June 2007 and CDN assets of $125.2 million in January 2007. Excluding these gains, income from operations decreased $5.8 million, and was due primarily to increased costs to support revenue growth, including operating expenses for our six new or expanded data centers opened in 2008. Loss before taxes of $6.2 million for the year ended December 31, 2008 decreased $258.2 million from income before taxes of $252.0 for the year ended December 31, 2007. This decrease was primarily due to the gains on the sales of data center and CDN assets mentioned above, partially offset by a $45.1 million loss on the extinguishment of our Subordinated Notes. Net income (loss) decreased $259.8 million due to the factors previously described.

The following table presents revenue by major service category, cost of revenue, and selling, general, and administrative expenses (dollars in thousands):

	Years Ended December 31,
	2008	2007	Dollar Change	Percent Change
Revenue:
Colocation	$304,297	$258,672	$45,625	18%
Managed hosting	260,212	215,946	44,266	20%

Total hosting	564,509	474,618	89,891	19%

Network services(1)	292,532	309,856	(17,324)	(6)%
Other services(1)	—	9,359	(9,359)	(100)%

Total revenue	857,041	793,833	63,208	8%

Cost of revenue(2)	495,277	454,333	40,944	9%
Selling, general and administrative expenses(2)	200,108	212,402	(12,294)	(6)%

(1)	For the year ended December 31, 2007, $2.8 million of revenue previously reported as other services revenue has been reclassified as network services revenue to reflect retention of network services revenue we had previously anticipated would be eliminated in 2007.
(2)	Excludes depreciation, amortization, and accretion, which is reported separately.

Revenue. Revenue was $857.0 million for the year ended December 31, 2008, an increase of $63.2 million, or 8%, from $793.8 million for the year ended December 31, 2007. Hosting revenue was $564.5 million for the year ended December 31, 2008, an increase of $89.9 million, or 19%, from $474.6 million for the year ended December 31, 2007. This increase was due to revenue growth of $44.3 million in our managed hosting offerings, primarily from utility computing and professional services, and a $45.6 increase in colocation revenue that resulted from sales into new and expanded data centers. Network services revenue was $292.5 million for the year ended December 31, 2008, a decrease of $17.3 million, or 6%, from $309.8 million for the year ended December 31, 2007. The decrease was driven by a $31.0 million decline in managed IP VPN revenue and bandwidth volumes, partially offset by increased HAN revenue of $6.3 million. Other services, comprised of our CDN services and our Telerate contract, contributed $9.4 million for the year ended December 31, 2007. Other services revenue was eliminated in the second half of 2007, due to CDN customers completing the move to Level 3 and Telerate completing the move to Thomson Reuters products.

Cost of Revenue. Cost of revenue includes costs of leasing local access lines to connect customers to our Points of Presence, or PoPs; leasing backbone circuits to interconnect our PoPs; indefeasible rights of use, or IRUs, operations and maintenance; rental costs, utilities, and other operating costs for hosting space; and salaries and related benefits for engineering, service delivery and provisioning, customer service, consulting services and operations personnel who maintain our network, monitor network performance, resolve service issues, and install new sites. Cost of revenue excludes depreciation, amortization, and accretion, which is reported as a separate line item of operating costs, and includes non-cash equity-based compensation. Cost of revenue was $495.3 million for the year ended December 31, 2008, an increase of $41.0 million, or 9%, from $454.3 million for the year ended December 31, 2007. This increase was primarily driven by an expanded cost base to support revenue growth, including $20.6 million in rent and utilities on new data centers, $8.4 million in personnel costs, and $8.0 million in network costs. This increase was partially offset by $2.9 million of the forfeiture rate adjustment recorded during the year ended December 31, 2008 that related to cost of revenue. Cost of revenue as a percentage of revenue increased to 58% for the year ended December 31, 2008 compared to 57% for the year ended December 31, 2007.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses include sales and marketing salaries and related benefits; product management, pricing and support salaries and related benefits; sales commissions and referral payments; advertising, direct marketing and trade show costs; occupancy costs; executive, financial, legal, tax and administrative support personnel and related costs; professional services, including legal, accounting, tax and consulting services; and bad debt expense. It excludes depreciation, amortization, and accretion, which is reported as a separate line item of operating costs, and includes non-cash equity-based compensation. Sales, general, and administrative expenses were $200.1 million for the year ended December 31, 2008, a decrease of $12.3 million, or 6% from $212.4 million for the year ended December 31, 2007. This decrease was driven by $9.2 million of the forfeiture rate adjustment recorded during the year ended December 31, 2008 that related to sales, general and administrative expenses, in addition to decreases in rent, legal fees, and commissions. Sales, general, and administrative expenses as a percentage of revenue were 23% for the year ended December 31, 2008 compared to 27% for the year ended December 31, 2007.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion expense consists primarily of the depreciation of property and equipment, amortization of intangible assets, and accretion related to the aging of the discounted present value of certain liabilities and unfavorable long-term fixed price contracts assumed in acquisitions. Depreciation, amortization, and accretion expense was $135.1 million for the year ended December 31, 2008, an increase of $40.3 million, or 42%, from $94.8 million for the year ended December 31, 2007. This increase was due to the addition and expansion of data centers and other capital expenditures.

Gain on Sales of Assets. As previously described in Significant Events, after transaction fees, related costs and working capital adjustments, the sale of certain data center assets resulted in a gain of $180.5 million in 2007, and sale of our CDN Assets resulted in a gain of $125.2 million in 2007.

Loss on Debt Extinguishment. As previously described in Significant Events, in connection with the extinguishment of our Subordinated Notes in June 2007, we recorded a loss on debt extinguishment of $45.1 million.

Net Interest Expense and Other. Net interest expense and other primarily represents interest on our long-term debt, interest on our capital and financing lease obligations, certain other non-operating charges, and interest income on our invested cash balances. Net interest expense and other was $32.7 million for the year ended December 31, 2008, a decrease of $8.2 million, or 20%, from $40.9 million for the year ended December 31, 2007. The $16.5 million decrease in interest expense for the year ended December 31, 2008 was primarily due to the absence of $28.6 million interest on our Subordinated Notes that were extinguished in June 2007, partially offset by increases in Convertible Notes interest of $4.4 million, interest on capital leases of $2.4 million, interest on Cisco loan and lease of $2.1 million, and capitalized interest of $2.2 million in the year ended December 31, 2008. Interest income decreased $10.2 million due to lower average interest rates and lower average daily cash balances invested during the year ended December 31, 2008, and other income expense increased $1.9 million, primarily due to favorable impact from currency revaluation of foreign denominated balances.

The following table presents an overview of the components of net interest expense and other (dollars in thousands):

	Years Ended December 31,
	2008	2007	Dollar Change	Percentage Change
Interest expense and other, net
Interest expense	$37,641	$54,169	$(16,528)	(31)%
Interest income	(3,364)	(13,588)	10,224	75%
Other (income) expense	(1,583)	315	(1,898)	(602)%

Total interest expense and other, net	$32,694	$40,896	$(8,202)	(20)%

Income (Loss) before Income Taxes. Loss before income taxes for the year ended December 31, 2008 was $6.2 million, a decline of $258.2 million from income before taxes of $252.0 million for the year ended December 31, 2007, primarily driven by the gain on sales of assets of $305.7 million, partially offset by loss on debt extinguishment of $45.1 million.

Income Tax Expense. Income tax expense for the year ended December 31, 2008 was $3.0 million compared to $1.4 million for the year ended December 31, 2007. This increase in income tax expense was due primarily to our 2007 tax return to provision adjustment made in 2008 as a result of higher than expected actual income tax obligation in 2007.

Net Income (Loss). Net loss for the year ended December 31, 2008 was $9.2 million, a decline of $259.8 million from net income of $250.6 million for the year ended December 31, 2007, driven by the factors previously described.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Executive Summary of Results of Operations

Revenue increased $29.8 million, or 4%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily as a result of a 22% increase in total hosting revenues, partially offset by declines in network services and other services. Income from operations improved $312.5 million for the year ended December 31, 2007 compared to the year ended December 31, 2006 and includes the gains on the sale of certain data center assets of $180.5 million in June 2007 and CDN assets of $125.2 million in January 2007. Excluding these gains, the improvement in income from operations of $6.8 million was due primarily to the increase in revenue of $29.8 million and a decrease in cost of revenue of $10.6 million, which was partially offset by an increase in costs to support revenue growth, including initial operating expenses for our four new data centers which opened in 2007. Also offsetting the increase in revenue were increases in sales, general, and administrative expenses of $16.3 million and depreciation, amortization, and accretion of $17.3 million. Net income (loss) improved $294.6 million due to the factors previously described.

The following table presents revenue by major service category, cost of revenue, and selling, general, and administrative expenses (dollars in thousands):

	Years Ended December 31,
	2007	2006	Dollar Change	Percent Change
Revenue:
Colocation	$258,672	$219,156	$39,516	18%
Managed hosting	215,946	170,114	45,832	27%

Total hosting	474,618	389,270	85,348	22%

Network services(1)	309,856	328,902	(19,046)	(6)%
Other services(1)	9,359	45,799	(36,440)	(80)%

Total revenue	793,833	763,971	29,862	4%

Cost of revenue	454,333	464,924	(10,591)	(2)%
Selling, general and administrative expenses	212,402	196,059	16,343	8%

(1)	For the years ended December 31, 2007 and 2006, respectively, $2.8 million and $5.4 million of revenue previously reported as other services revenue has been reclassified as network services revenue to reflect retention of network services revenue we had previously anticipated would be eliminated in 2007.

Revenue. Revenue was $793.8 million for the year ended December 31, 2007, an increase of $29.8 million, or 4%, from $764.0 million for the year ended December 31, 2006. Hosting revenue was $474.6 million for the year ended December 31, 2007, an increase of $85.3 million, or 22%, from $389.3 million for the year ended December 31, 2006. This increase was due primarily to growth in new and existing services, particularly in our managed hosting service offerings and the favorable impact from negotiated price increases for certain colocation contracts to market rates. Network services revenue was $309.8 million for the year ended December 31, 2007, a decrease of $19.1 million, or 6%, from $328.9 million for the year ended December 31, 2006. The decrease was mainly attributed to lower revenue resulting from the sale of certain data center assets in June 2007 and declines in wholesale bandwidth volumes and managed IP VPN revenue, partially offset by hosting customers that continue to increase their use of our networks for data transport. Other services, comprised of our CDN services and our Telerate contract, contributed $9.4 million for the year ended December 31, 2007, a decrease of $36.4 million, or 80%, from $45.8 million for the year ended December 31, 2006. This decrease was due to the sale of our CDN assets and the migration of Telerate to Thomson Reuters’ products and services. Other services revenue was eliminated in the second half of 2007, due to CDN customers completing the move to Level 3 and Telerate completing the move to Thomson Reuters products.

Cost of Revenue. Cost of revenue was $454.3 million for the year ended December 31, 2007, a decrease of $10.6 million, or 2%, from $464.9 million for the year ended December 31, 2006. This decrease was primarily driven by lower costs resulting from sale of certain data center assets in June 2007, the Telerate exit, and our revenue and margin growth strategies to migrate customers toward managed hosting services that better leverage the fixed cost structure of our data centers, partially offset by a $2.7 million increase in non-cash equity-based compensation. Cost of revenue decreased to 57% for the year ended December 31, 2007 compared to 61% for the year ended December 31, 2006.

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

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion expense was $94.8 million for the year ended December 31, 2007, an increase of $17.3 million, or 22%, from $77.5 million for the year ended December 31, 2006. This increase was driven by $348.6 million of capital expenditures incurred during 2007, including $225.8 million we spent to develop four new data centers opened in 2007 and to commence the development or expansion of six data centers which were completed in 2008.

Gain on Sales of Assets. As previously described, after transaction fees and related costs and working capital adjustments, the sale of certain data center assets resulted in a gain of $180.5 million, and the sale of our CDN Assets resulted in a gain of $125.2 million.

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

Income (Loss) before Income Taxes. Income before income taxes for the year ended December 31, 2007 was $252.0 million, an improvement of $294.1 million from a net loss before taxes of $42.1 million for the year ended December 31, 2006, primarily driven by the gain on sales of assets of $305.7 million and other factors previously described.

Income Tax Expense. Income tax expense for the year ended December 31, 2007 was $1.4 million compared to $1.9 million for the year ended December 31, 2006. This reduction in income tax expense was due primarily to our 2006 tax return to provision adjustment made in 2007 as a result of a lower than expected actual income tax obligation in 2006.

Net Income (Loss). Net income for the year ended December 31, 2007 was $250.6 million, an improvement of $294.6 million from a net loss of $44.0 million for the year ended December 31, 2006, primarily driven by the gain on sales of assets of $305.7 million and other factors previously described.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, our cash and cash equivalents balances totaled $121.3 million. Of this amount, $3.3 million was invested in the money market fund, Reserve Primary Fund, or RPF, which received SEC approval during September 2008 to delay redemptions until financial markets allow orderly investment dispositions. As a result, our investment in RPF is not currently liquid. In addition, RPF reported that its shares fell below one dollar, but have not confirmed the current share market value. Distributions from the RPF have been made, and $12.4 million of our initial investment has been redeemed as of December 31, 2008. While we do not believe that the current liquidity issues related to this fund will be more than temporary or impact our ability to fund our ongoing business operations, we have recorded a loss of $0.2 million, or 1.5% of our initial investment, to account for an estimated loss on the market value of this investment.

We generated $145.6 million in net cash provided by operating activities during the year ended December 31, 2008, an increase of $28.3 million, or 24%, from $117.3 million for the year ended December 31, 2007. This increase was due to overall improvements in our results of operations, driven by revenue growth that outpaced the growth in cash costs. Net cash used in investing activities during the year ended December 31, 2008 was $246.2 million, a decrease of $216.8 million from $29.4 million for the year ended December 31, 2007. This change was primarily related to cash received in 2007 from our sale of CDN assets for net proceeds of $128.3 million and sale of data center assets for net proceeds of $190.2 million, which were offset by a decrease in capital expenditures of $102.5 million. Net cash provided by financing activities was $48.1 million for the year ended December 31, 2008, an increase of $52.0 million from $3.9 million used in financing activities for the year ended December 31, 2007. This increase is primarily due to $62.3 million in proceeds from the Lombard financing, partially offset by increased principal payments on capital lease obligations and the Cisco loan.

We believe we have sufficient cash to fund business operations and capital expenditures for at least twelve months from the date of this filing, from cash on hand, operations, and available debt capacity. We may supplement this near-term liquidity with credit facilities and equity or debt financings if favorable financing terms are made available to us. Due to the dynamic nature of our industry and unforeseen circumstances, if we are unable to fully fund cash requirements through operations or available debt capacity, we will need to obtain additional financing through a combination of equity and debt financings, renegotiation of terms on our existing debt, and sales of assets. If any such activities become necessary, there can be no assurance that we would be successful in completing any of these activities on terms that would be favorable to us. As of December 31, 2008, unused availability under our $50.0 million Credit Agreement was $25.2 million, which reflects $24.8 million of outstanding letters of credit, pledged as collateral to support certain facility leases and utility agreements.

The following table presents an overview of key components of our cash flows (dollars in thousands):

	Years Ended December 31,
	2008	2007	2006
Net cash provided by operating activities	$145,558	$117,347	$118,701

Net cash used in investing activities	(246,166)	(29,424)	(87,092)
Payments for capital expenditures (1)	(246,166)	(348,648)	(73,420)
Proceeds from sales of data center and CDN assets	—	318,530	—

Net cash provided by (used in) financing activities	48,062	(3,903)	8,433
Proceeds from long-term debt	62,292	345,000	—
Payments for extinguishment of Series A Subordinated Notes	—	(342,491)	—

Net increase (decrease) in cash and cash equivalents	(61,857)	84,448	37,527

(1)	Increased payments for capital expenditures during the years ended December 31, 2008 and 2007 are due to our global data center expansion plan, which was substantially complete as of December 31, 2008.

Long-term Debt and Other Financing

The following table sets forth our long-term debt and other financing as of December 31, 2008 and 2007:

	December 31
	2008	2007
3% Convertible Notes	$345,000	$345,000
Lombard loan facility	47,852	—
Other financing (1)	27,395	8,362
Credit agreement	—	—
Capital and financing method lease obligations (2)	197,868	166,482
Fair value of interest rate swap	3,525	—

Total long-term debt and other financing	$621,640	$519,844

(1)	Other financing includes borrowings under our Cisco loan agreement, for which the weighted-average interest rate was 6.50% as of both December 31, 2008 and 2007. The amount presented in the table above includes the current amount due of $6.6 million and $1.8 million as of December 31, 2008 and 2007, respectively. Payments on the loan are made monthly.
(2)	Capital and financing method lease obligations include capital and financing method leases on certain of our facilities and equipment held under capital leases. The weighted-average interest rates for such leases were 12.63% as of December 31, 2008 and 12.70% as of December 31, 2007. The amounts presented in the table above include the current amounts due of $6.4 million as of December 31, 2008 and $4.4 million as of December 31, 2007. Payments on the leases are made monthly.

Future Principal Payments of Long-term Debt and Other Financing

The following table sets forth our aggregate future principal payments of long-term debt and other financing as of December 31, 2008 (dollars in thousands):

	Future Principal Payments of Long-term Debt and Other Financing
	Total	2009	2010	2011	2012	2013	Thereafter
Convertible Notes	$345,000	$–	$–	$–	$345,000	$–	$–
Capital lease obligations (1)	145,639	6,449	7,940	9,436	10,082	8,393	103,339
Lombard loan agreement (2)	51,658	—	—	8,302	17,988	25,368	—
Other financing	27,395	6,600	6,600	6,600	6,122	1,473	—
Credit agreement	—	—	—	—	—	—	—

Total	$569,692	$13,049	$14,540	$24,338	$379,192	$35,234	$103,339

(1)	Does not include future payments on our financing method lease obligations as they represent interest payments over the term of the lease.
(2)	Future principal payments for the Lombard loan agreement include estimated future borrowings per the terms of the loan agreement and scheduled payments based on those future borrowings. The Lombard loan agreement is denominated in GBP; future principal payments in USD are based on our year-end exchange rate.

The weighted-average interest rate applicable to outstanding borrowings was 3.5% and 3.1% as of December 31, 2008 and 2007, respectively.

The Company may or may not from time to time purchase or retire amounts of its outstanding Convertible Notes through cash purchases or exchanges for other securities of the Company in open market transactions, privately negotiated transactions or a tender offer. The Company will evaluate such transactions, if any, in light of the then-existing market conditions.

Changes in Liquidity and Capital Resources

On December 8, 2008, the Company extended its existing revolving facility by entering into an Amended and Restated Credit Agreement, or the Credit Agreement, with Wells Fargo Foothill, Inc., as arranger and administrative agent. The Credit Agreement provides for a $50.0 million senior secured revolving credit facility, of which up to $40.0 million may be used for the issuance of letters of credit. The Credit Agreement will mature in December 2011. Under the terms of the Credit Agreement, the Company may elect to pay interest on a base rate or LIBOR rate, plus an applicable margin. As of December 31, 2008, the interest rate, including margin would have been 7.50%, however, there were no outstanding borrowings under the Credit Agreement. There were approximately $24.8 million outstanding letters of credit as of December 31, 2008.

In June 2008, one of our subsidiaries, SAVVIS UK Limited, entered into a loan agreement, or the UK Loan Agreement, with Lombard North Central Plc, or Lombard, which provides for borrowings of up to £35.0 million to be used in connection with the construction and development of a new data center in the United Kingdom. The UK Loan Agreement has a five-year term and requires installments of interest only for the first two years and installments of principal and interest for the remainder of the term. The interest incurred through the construction period, which ended September 30, 2008, was added to the principal balance of the loan. We currently maintain a letter of credit of £7.3 million, to be renewed annually, and up to a maximum of £14 million until at least December 31, 2013. As of December 31, 2008, outstanding borrowings under the UK Loan Agreement totaled £32.4 million, or approximately $47.9 million, with an effective interest rate of 4.98%. This interest rate was subject to the terms of an interest rate swap agreement which fixed the effective interest rate at 8.11%, as described in the following paragraph.

In September 2008, we entered into an interest rate swap agreement, or the Swap Agreement, with National Westminster Bank, Plc, or NatWest, to hedge the quarterly interest payments incurred and paid under the UK Loan Agreement during the three year period beginning October 1, 2008 and ending September 30, 2011. Under the terms of the Swap Agreement, we owe quarterly payments to NatWest at a fixed LIBOR interest rate of 5.31%, and receive from NatWest payments based on the same notional amount at the three month LIBOR interest rate set quarterly at the beginning of each quarter. The Swap Agreement effectively fixes the three month LIBOR interest rate payments owed to Lombard under the terms of the UK Loan Agreement at 8.11% for the three year period ending September 30, 2011. During the year ended December 31, 2008, we recognized no hedge ineffectiveness in the consolidated statement of operations. As of December 31, 2008, we had recorded a non-current liability of $3.5 million in relation to the fair value of the Swap Agreement.

For further information on the Credit Agreement, the UK Loan Agreement, or any other long-term debt, please refer to Note 6 of Notes to Consolidated Financial Statements located in this Annual Report on Form 10-K. For further information regarding the Swap Agreement, please refer to Note 7 of Notes to Consolidated Financial Statements.

Debt Covenants

The provisions of our debt agreements contain a number of covenants including, but not limited to, maintaining certain financial conditions, restricting or limiting our ability to incur more debt, pay dividends, and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt agreements and could trigger acceleration of repayment. As of and during the year ended December 31, 2008, we were in compliance with all applicable covenants under the debt agreements.

Commitments and Contingencies

Our customer contracts generally span multiple periods, which result in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $65.3 million, $32.6 million, $18.8 million, $13.6 million, $9.6 million, and $60.2 million during the years ended December 31, 2009, 2010, 2011, 2012, 2013, and thereafter, respectively. Should we not meet the minimum spending levels in any given term, decreasing termination liabilities, representing a percentage of the remaining contractual amounts, may become immediately due and payable. Furthermore, certain of these termination liabilities are potentially subject to reduction should we experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if we had terminated all of these agreements as of December 31, 2008, the maximum liability would have been $200.1 million. To mitigate this exposure, when possible, we align our minimum spending commitments with customer revenue commitments for related services.

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

The following table presents our undiscounted contractual cash obligations as of December 31, 2008 (dollars in thousands):

	Payments Due by Period
	Total	1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt (1)	$480,004	$22,417	$54,548	$403,039	$—
Asset retirement obligations	39,001	442	5,028	7,880	25,651
Operating leases	431,285	64,366	119,642	94,297	152,980
Capital lease obligations (2)	289,432	26,007	54,220	51,037	158,168
Financing method lease obligation (3)	69,352	5,207	10,564	10,716	42,865
Unconditional purchase obligations	268,093	104,716	79,996	23,216	60,165

Total contractual cash obligations	$1,577,167	$223,155	$323,998	$590,185	$439,829

(1)	Includes interest payments of $56.3 million over the remaining term of the debt. Also includes estimated future borrowings per the terms of the Lombard loan agreement and scheduled payments based on those future borrowings.
(2)	Includes interest payments of $143.8 million over the remaining term of the obligations.
(3)	Represents interest payments over the remaining term of the financing method lease obligation.

Off-Balance-Sheet Arrangements

As of December 31, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in our consolidated balance sheets, such as letters of credit, indemnifications, and operating leases under which the majority of our facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through December 2022, and may be renewed as circumstances warrant. Our financial instruments are valued based on the estimated amount of exposure and the likelihood of performance being required. Based on our past experience, no claims have been made against these financial instruments nor do we expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, we determined such financial instruments did not have significant value and have not recorded any related amounts in our consolidated financial statements. As of December 31, 2008, we had $24.8 million in letters of credit outstanding under the Credit Agreement, pledged as collateral to support certain facility leases and utility agreements. Also, in connection with the sale of our CDN Assets, we agreed to indemnify the purchaser should it incur certain losses due to a breach of our representations and warranties.

CRITICAL ACCOUNTING ESTIMATES

We have identified the accounting policies below as critical to our business operations and to the understanding of our consolidated financial position and results of operations. For a detailed description on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements. Note that our preparation of this Annual Report requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

We derive the majority of our revenue from recurring revenue streams, consisting primarily of hosting services, which includes managed hosting and colocation, and network services, which is recognized as services are provided. Installation fees, although generally billed upon installation, are deferred and recognized ratably over the life of the customer contract. Revenue is recognized when the related service has been provided, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured.

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

Allowance for Credits and Uncollectibles

As described in our policy on revenue recognition, we have service level commitments pursuant to individual customer contracts with the majority of our customers. To the extent that such service levels are not achieved, we estimate the amount of credits to be issued, based on historical credits issued and known disputes, and record a reduction to revenue, with a corresponding increase in the allowance for credits and uncollectibles.

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

Equity-Based Compensation

We recognize equity-based compensation in accordance with SFAS 123(R), “Share-Based Payment.” The fair value of total equity-based compensation for stock options and restricted preferred units is calculated using the Black-Scholes option pricing model, which utilizes certain assumptions and estimates that have a material impact on the amount of total compensation cost recognized in our consolidated financial statements. For stock options, an additional assumption is made on the number of awards expected to forfeit prior to vesting, which decreases the amount of total expense recognized. This assumption is evaluated and the estimate is revised on a quarterly or as needed basis. Total equity-based compensation costs for restricted stock units and restricted stock awards are calculated based on the market value of our common stock on the date of grant. Total equity-based compensation is amortized to non-cash equity-based compensation expense over the vesting or performance period of the award, as applicable, which typically ranges from three to four years.

Other Critical Accounting Estimates

While all of the significant accounting policies described in the Notes to the Consolidated Financial Statements are important, some of these policies may be viewed as being critical. Such policies are those that are most important to the portrayal of our financial condition and require our most difficult, subjective or complex estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and assumptions. For further information regarding the application of these and other accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2008, the FASB issued Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This FSP changes the accounting for our Convertible Notes. Under the new rule, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instruments to reflect the issuer’s economic interest cost. This will require the reclassification of approximately $65 million from long-term debt to additional paid-in capital, which will be treated as original issue discount of the Convertible Notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the Convertible Notes to their face amount as interest expense over the term of the Convertible Notes. The FSP is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, and requires retrospective application to all periods presented. While the FSP does not change the economic substance or cash flow requirements of the Convertible Notes, our interest expense will increase by approximately $13 million per year.

For further information on Recently Issued Accounting Standards, please refer to Note 2 of Notes to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of December 31, 2008, we had approximately $47.9 million outstanding variable rate debt under the UK Loan Agreement. The interest rate payable for the three months ended December 31, 2008 was the one month LIBOR, set at the beginning of each month, plus 2.80%, and averaged 7.80%. The interest rate payable for the three months ended March 31, 2009 is three months LIBOR plus 2.80%, or 5.57%. In October 2008, we entered into an interest rate swap agreement with NatWest to fix the variable interest rate for the outstanding balance as of September 30, 2008 at 8.11%. New borrowings under the UK Loan Agreement will remain at the variable one month LIBOR plus 2.80%. The remainder of our outstanding debt was fixed rate debt and was comprised of $345.0 million outstanding for the Convertible Notes, which bear interest at 3% per annum and $27.4 million outstanding for the Loan Agreement with Cisco Systems Capital Corporation, which provided for borrowings of up to $33.0 million, at an annual interest rate of 6.50%, to purchase network equipment.

Foreign Currency Exchange Rate Risk

We are subject to market risks arising from foreign currency exchange rates. We generally engage in foreign currency forwards hedging transactions to mitigate our foreign exchange risk. Our percentage of revenue generated and costs incurred that are denominated in currencies other than the U.S. Dollar is presented in the following table:

	Years Ended December 31,
	2008	2007	2006
Service revenue denominated in currencies other than the U.S. Dollar	10%	8%	6%
Direct and operating costs incurred in currencies other than the U.S. Dollar (1)	17%	15%	14%

(1)	Excludes depreciation, amortization, and accretion, net restructuring charges, integration costs, and non-cash equity-based compensation.

We have performed a sensitivity analysis as of December 31, 2008, that measures the change in the financial position arising from a hypothetical 10% adverse movement in the exchange rates of the Euro, the British Pound, the Japanese Yen, and the Singapore dollar, our most widely used foreign currencies, relative to the U.S. Dollar with all variables held constant. The aggregate potential change in fair value resulting from a hypothetical 10% change in the above currencies was $3.3 million as of December 31, 2008 and $3.6 million as of December 31, 2007. A gain or loss in fair value associated with these currencies is generally recorded as an unrealized gain or loss on foreign currency translation within accumulated other comprehensive income (loss) in stockholders’ equity (deficit) of the accompanying consolidated balance sheets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements for the years ended December 31, 2008, 2007, and 2006 and as of December 31, 2008 and 2007 and related notes thereto required by this item begin on page 45 as listed in Item 15 of Part IV of this document.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the period covered by this report that materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page 34.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SAVVIS, Inc.

We have audited SAVVIS, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SAVVIS, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SAVVIS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SAVVIS, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

February 23, 2009

ITEM 9B.	OTHER INFORMATION.

No reportable information.

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) of Form 10-K, unless disclosed in this Part III, will be included in our Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the fiscal year ended December 31, 2008, and such information is incorporated herein by reference.

We have a Code of Conduct (the Code) applicable to all of our employees, officers and directors, including, without limitation, the Chief Executive Officer, the Chief Financial Officer and other senior financial officers. The Code may be found in the “Investors” section of our website at www.savvis.net.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report:

1.	Financial Statements

2.	Financial Statement Schedules

The financial statement schedule is included below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the financial statements or notes thereto.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

The following table presents valuation and qualifying accounts for the years ended December 31, 2008, 2007, and 2006 (in thousands):

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses (1)	Deductions	Balance at End of Period
Allowance for Credits and Uncollectibles:
Year ended December 31, 2008	$5,060	$22,361	$(19,474)	$7,947
Year ended December 31, 2007	10,690	8,163	(13,793)	5,060
Year ended December 31, 2006	9,995	18,702	(18,007)	10,690

Original Issue Discount:
Year ended December 31, 2008	$—	$—	$—	$—
Year ended December 31, 2007	30,627	—	(30,627)	—
Year ended December 31, 2006	43,608	—	(12,981)	30,627

(1)	Includes bad debt provisions, an increase to sales, general, and administrative expense, and allowance for sales credits, a reduction of revenue. Pursuant to certain of our individual customer contracts, we have service level commitments with certain of our customers. To the extent that such service levels are not achieved, or are otherwise disputed due to third party power or service issues, unfavorable weather, or other service interruptions or conditions, we estimate the amount of credits to be issued and record a reduction to revenue, with a corresponding increase in the allowance for credits and uncollectibles.

3.	Exhibits

The following exhibits are either provided with this Form 10-K or are incorporated herein by reference.

Exhibit Index Number	Exhibit Description	Filed with the Form 10-K	Incorporated by Reference
			Form	Filing Date with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1	November 12, 1999	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	January 31, 2000	3.2

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 14, 2002	3.3

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 13, 2004	3.4

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 5, 2005	3.5

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		8-K	June 7, 2006	3.1

3.7	Amended and Restated Bylaws of the Registrant		10-Q	August, 1, 2008	3.3

4.1	Form of Common Stock Certificate		S-1/A	January 31, 2000	4.1

4.2	Indenture, dated as of May 9, 2007, between Registrant and The Bank of New York, as trustee, including the Form of Global Note attached as Exhibit A thereto		8-K	May 10, 2007	4.1

10.1*	1999 Stock Option Plan, as amended		10-K	April 17, 2001	10.1

10.2*	Amendment No. 1 to 1999 Stock Option Plan		10-Q	August 14, 2002	10.1

10.3*	Amendment No. 2 to 1999 Stock Option Plan		10-Q	August 14, 2002	10.2

10.4*	Amendment No. 3 to 1999 Stock Option Plan		10-Q	August 14, 2002	10.3

10.5*	Amended and Restated 2003 Incentive Compensation Plan		10-Q	May 5, 2006	10.4

10.6*	Amendment No. 1 to Amended and Restated 2003 Incentive Compensation Plan		10-K	February 26, 2007	10.6

10.7*	Amendment No. 2 to Amended and Restated 2003 Incentive Compensation Plan		8-K	May 15, 2007	10.1

10.8*	Amendment No. 3 to Amended and Restated 2003 Incentive Compensation Plan		10-Q	July 31, 2007	10.3

10.9*	Amended and Restated Employee Stock Purchase Plan		8-K	August 1, 2008	10.1

10.10*	The SAVVIS, Inc. Savings-Related Share Option Sub-Plan		10-Q	May 7, 2008	10.1

10.11*	Form of Incentive Stock Option Agreement under the 1999 Stock Option Plan		S-1/A	December 30, 1999	10.2

10.12*	Form of Non-Qualified Stock Option Agreement under the 1999 Stock Option Plan		10-K	February 28, 2003	10.7

10.13*	Form of Non-Qualified Stock Option Agreement under the 2003 Incentive Compensation Plan		10-Q	October 30, 2003	10.1

10.14*	Form of Stock Unit Agreement under the 2003 Incentive Compensation Plan		8-K	August 23, 2005	10.1

10.15*	Form of Restricted Stock Agreement under the 2003 Incentive Compensation Plan		10-K	February 28, 2006	10.12

10.16*	Employment Agreement dated March 13, 2006, between the Registrant and Philip J. Koen.		10-Q	May 5, 2006	10.2

10.17*	First Amendment to Employment Agreement dated as of August 31, 2006, between the Registrant and Philip J. Koen.		10-Q	November 1, 2006	10.1

10.18*	Second Amendment to Employment Agreement dated as of December 19, 2008, between the Registrant and Philip J. Koen	X

10.19*	Employment Agreement dated March 29, 2006, between the Registrant and Jonathan C. Crane		10-Q	May 5, 2006	10.3

10.20*	First Amendment to Employment Agreement dated as of May 31, 2006, between the Registrant and Jonathan C. Crane		10-Q	July 31, 2006	10.3

10.21*	Second Amendment to Employment Agreement dated as of August 31, 2006, between the Registrant and Jonathan C. Crane		10-Q	November 1, 2006	10.2

10.22*	Employment Agreement dated October 1, 2006, between the Registrant and Jeffrey H. Von Deylen		8-K	September 29, 2006	10.1

10.23*	First Amendment to Employment Agreement dated December 4, 2008 between the Registrant and Jeffrey H. Von Deylen	X

10.24*	Letter Agreement dated February 10, 2009 between the Registrant and Jeffrey H. Von Deylen	X

10.25*	Employment Agreement, dated August 7, 2000, as amended, between Registrant and Richard Warley		10-K	February 28, 2006	10.16

10.26*	Deed of Confidentiality dated September 8, 2008, by and among SAVVIS UK Limited and all affiliates and Richard S. Warley		10-Q	November 3, 2008	10.7

10.27*	Amended and Restated Employment Agreement dated March 5, 2004, between SAVVIS Communications Corporation, a Missouri corporation (“SAVVIS”) and Timothy Caulfield		10-K	February 26, 2007	10.22

10.28*	First Amendment to Employment, Confidentiality, Severance and Non-Competition Agreement dated December 8, 2008 between the Registrant and Timothy Caulfield	X

10.29*	Separation and General Release Agreement dated December 17, 2008 between the Registrant and Timothy Caulfield	X

10.30*	Employment, Confidentiality, Severance and Non-Competition Agreement dated September 5, 2006 between the Registrant and Bryan Doerr	X

10.31*	First Amendment to Employment, Confidentiality, Severance and Non-Competition Agreement dated December 19, 2008 between the Registrant and Bryan Doerr	X

10.32*	Employment, Confidentiality, Severance and Non-Competition Agreement dated March 13, 2007 between the Registrant and William Fathers	X

10.33*	First Amendment to Employment, Confidentiality, Severance and Non-Competition Agreement dated December 19, 2008 between the Registrant and William Fathers	X

10.34*	Employment, Confidentiality, Severance and Non-Competition Agreement dated October 8, 2007 between the Registrant and Paul Goetz	X

10.35*	First Amendment to Employment, Confidentiality, Severance and Non-Competition Agreement dated December 19, 2008 between the Registrant and Paul Goetz	X

10.36*	Form of Employment, Confidentiality, Severance and Non-Competition Agreement.		10-Q	November 1, 2006	10.3

10.37+	Credit Agreement dated June 10, 2005 by and among SAVVIS, Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent		8-K	June 16, 2005	10.1

10.38	Amendment No. 1 to Credit Agreement dated December 2, 2005 among SAVVIS, Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent		10-K	February 28, 2006	10.19

10.39	Consent and Amendment No. 2 to Credit Agreement dated June 30, 2006, among SAVVIS, the Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent		10-Q	July 31, 2006	10.4

10.40	Amendment No. 3 to Credit Agreement dated December 18, 2006, among SAVVIS, the Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent		8-K	December 20, 2006	10.3

10.41	Consent and Amendment No. 4 to Credit Agreement dated December 21, 2006, among SAVVIS, the Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent		10-K	February 26, 2007	10.28

10.42	Consent and Amendment No. 5 to Credit Agreement dated as of May 3, 2007, by and among SAVVIS, the Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent		8-K	May 9, 2007	10.1

10.43	Consent and Amendment No. 6 to Credit Agreement dated as of October 25, 2007, by and among SAVVIS, the Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent		10-K	February 26, 2008	10.30

10.44	Consent and Amendment No. 7 to Credit Agreement dated as of December 5, 2007, by and among SAVVIS, the Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent		10-K	February 26, 2008	10.31

10.45	Consent and Amendment No. 8 to Credit Agreement dated as of March 31, 2008, by and among SAVVIS Communications Corporation, a Missouri Corporation, the Registrant, the lenders that are signatoires thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent		10-Q	May 7, 2008	10.2

10.46	Consent and Amendment No. 9 to Credit Agreement dated June 27, 2008, by and among SAVVIS Communications Corporation, Registrant, the lenders that are signatoires thereto and Wells Fargo Foothill, Inc., as the arranger and the administrative agent for the lender parties		8-K	July 2, 2008	10.3

10.47	Amendment No. 10 to Credit Agreement dated September 25, 2008, by and among SAVVIS Communications Corporation, Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and the administrative agent for the lender parties		10-Q	November 3, 2008	10.1

10.48	Amendment No. 11 to Credit Agreement dated September 30, 2008, by and among SAVVIS Communications Corporation, Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and the administrative agent for the lender parties		10-Q	November 3, 2008	10.2

10.49	Amendment No. 12 to Credit Agreement dated October 31, 2008, by and among SAVVIS Communications Corporation, Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and the administrative agent for the lender parties		10-Q	November 3, 2008	10.3

10.50	Security Agreement dated June 10, 2005, by and among SAVVIS, the grantor parties thereto, and Wells Fargo Foothill, Inc., as the administrative agent for the lender parties		8-K	June 16, 2005	10.2

10.51	Guaranty Agreement dated June 10, 2005, by and among SAVVIS, the grantor parties thereto, and Wells Fargo Foothill, Inc., as the administrative agent for the lender parties.		8-K	June 16, 2005	10.3

10.52	Trademark Security Agreement dated June 10, 2005, by and among SAVVIS, the grantor parties thereto, and Wells Fargo Foothill, Inc., as the administrative agent for the lender parties		8-K	June 16, 2005	10.4

10.53	Patent Security Agreement dated June 10, 2005, by and among SAVVIS, the grantor parties thereto, and Wells Fargo Foothill, Inc., as the administrative agent for the lender parties		8-K	June 16, 2005	10.5

10.54+	Amended and Restated Credit Agreement, dated December 8, 2008, by and among SAVVIS Communications Corporation, a Missouri corporation, Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, LLC, as the arranger and the administrative agent for the Lenders		8-K	December 8, 2008	10.1

10.55	Amendment No. 1 to the Amended and Restated Credit Agreement, dated December 12, 2008, by and among SAVVIS Communications Corporation, a Missouri corporation, Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, LLC, as the arranger and the administrative agent for the Lenders	X

10.56	Charge of Shares in SAVVIS UK Limited, dated December 8, 2008, by and between the Registrant and Wells Fargo		8-K	December 8, 2008	10.2

10.57	Trademark Security Agreement, dated as of December 8, 2008, among certain grantors listed on the signature pages thereto and Wells Fargo		8-K	December 8, 2008	10.3

10.58	First Amendent to Trademark Security Agreement, dated as of December 8, 2008, by and between the Borrower and Wells Fargo		8-K	December 8, 2008	10.4

10.59	First Amendment to Patent Security Agreement, dated as of December 8, 2008, by and between the Borrower and Wells Fargo		8-K	December 8, 2008	10.5

10.60	Patent Security Agreement, dated as of December 8, 2008, among certain grantors listed on the signature pages thereto and Wells Fargo	8-K	December 8, 2008	10.6

10.61	Loan and Security Agreement dated December 18, 2006, by and between SAVVIS and Cisco Systems Capital Corporation	8-K	December 20, 2006	10.1

10.62	First Amendment to Loan and Security Agreement dated July 31, 2007, by and between SAVVIS and Cisco Systems Capital Corporation	10-Q	October 31, 2007	10.2

10.63	Second Amendment to Loan and Security Agreement dated December 21, 2007, by and between SAVVIS and Cisco Systems Capital Corporation	10-K	February 26, 2008	10.38

10.64	Guaranty Agreement dated December 18, 2006, by and between the Registrant and Cisco Systems Capital Corporation	8-K	December 20, 2006	10.2

10.65	Facility Agreement dated June 27, 2008, by and among SAVVIS UK Limited, Registrant, and Lombard North Central Plc	8-K	July 2, 2008	10.1

10.66	Asset Security Agreement dated June 27, 2008, by and among SAVVIS UK Limited, Registrant, a Delaware corporation, and Lombard North Central Plc	8-K	July 2, 2008	10.2

10.67	Deed of Guarantee, Priority and Acknowledgement dated October 31, 2008, by and among Lombard North Central Plc, SAVVIS UK Limited, Registrant, SAVVIS Communications Corporation and National Westminster Bank Plc	10-Q	November 3, 2008	10.4

10.68	Asset Security Agreement dated October 31, 2008, by and among SAVVIS UK Limited, Registrant and National Westminster Bank Plc	10-Q	November 3, 2008	10.5

10.69	Investor Rights Agreement, dated as of March 6, 2002, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on the signature pages thereto, Reuters Holdings Switzerland SA and the other Investors (as defined therein)	8-K	March 27, 2002	10.2

10.70	Amendment No. 1, dated June 28, 2002, to the Investor Rights Agreement, dated as of March 6, 2002, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on the signature pages thereto, Reuters Holdings Switzerland SA and the Other Investors (as defined therein)	8-K	July 8, 2002	10.2

10.71	Amendment No. 2, dated as of May 10, 2006, to the Investors Rights Agreement, among the Registrant, Welsh, Carson, Andersen & Stowe VIII, L.P., and the other investors named therein	8-K	July 5, 2006	10.1

10.72	Lease Agreement, dated as of May 24, 2002, by and between Duke Realty Limited Partnership and SAVVIS	10-Q	August 14, 2002	10.6

10.73	Office Lease between WGP Associates, LLC and SAVVIS	10-K	March 30, 2000	10.27

10.74+	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC Office LLC	10-Q	November 15, 2004	10.2

10.75+	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat LA1 LLC	10-Q	November 15, 2004	10.3

10.76+	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC4 LLC	10-Q	November 15, 2004	10.4

10.77+	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC5 LLC.	10-Q	November 15, 2004	10.5

10.78+	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC8 LLC	10-Q	November 15, 2004	10.6

10.79+	Amended and Restated Lease Agreement dated June 30, 2006, between SAVVIS and Digital Centreport, L.P.	10-Q	July 31, 2006	10.5

10.80	Data Center Lease dated December 21, 2006, by and between SAVVIS and Digital Piscataway, LLC	8-K	December 28, 2006	10.1

10.81+	Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.	10-Q	November 15, 2004	10.7

10.82+	First Amendment, dated as of August 11, 2000, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.8

10.83+	Second Amendment, dated as of August 11, 2000, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.9

10.84+	Third Amendment, dated as of November 22, 2000, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.10

10.85+	Fourth Amendment, dated as of January, 2001, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.11

10.86+	Fifth Amendment, dated as of February 15, 2001, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.12

10.87+	Sixth Amendment, dated as of August 7, 2001, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.13

10.88+	Seventh Amendment, dated as of March 6, 2002, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.14

10.89+	Eighth Amendment, dated as of March 23, 2002, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.15

10.90+	Ninth Amendment, dated as of March 23, 2002, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.16

10.91+	Tenth Amendment, dated as of August 27, 2003, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.17

10.92+	Eleventh Amendment, dated as of March, 2004, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.18

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Ernst & Young LLP	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.
*	Compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2009.

SAVVIS, Inc.

By:	/s/ Philip J. Koen
Philip J. Koen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ PHILIP J. KOEN	Chief Executive Officer and Director	February 27, 2009
Philip J. Koen	(principal executive officer)

/s/ JEFFREY H. VON DEYLEN	Chief Financial Officer and Director	February 27, 2009
Jeffrey H. Von Deylen	(principal financial officer and principal accounting officer)

/s/ JAMES E. OUSLEY	Chairman of the Board of Directors	February 27, 2009
James E. Ousley

/s/ JOHN D. CLARK	Director	February 27, 2009
John D. Clark

/s/ CLYDE A. HEINTZELMAN	Director	February 27 2009
Clyde A. Heintzelman

/s/ THOMAS E. MCINERNEY	Director	February 27, 2009
Thomas E. McInerney

/s/ JAMES P. PELLOW	Director	February 27, 2009
James P. Pellow

/s/ DAVID C. PETERSCHMIDT	Director	February 27, 2009
David C. Peterschmidt

/s/ MERCEDES A. WALTON	Director	February 27, 2009
Mercedes A. Walton

/s/ PATRICK J. WELSH	Director	February 27, 2009
Patrick J. Welsh

SAVVIS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SAVVIS, Inc.

We have audited the accompanying consolidated balance sheets of SAVVIS, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15a. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SAVVIS, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 15 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SAVVIS, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

February 23, 2009

SAVVIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$121,284	$183,141
Trade accounts receivable, less allowance for credits and uncollectibles of $7,947 and $5,060 as of December 31, 2008 and 2007, respectively	51,745	51,925
Prepaid expenses and other current assets	23,641	19,548

Total Current Assets	196,670	254,614

Property and equipment, net	736,646	616,584
Other non-current assets	17,693	18,775

Total Assets	$951,009	$889,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Payables and other trade accruals	$41,538	$57,673
Current portion of long-term debt and lease obligations	13,049	6,196
Other accrued liabilities	71,675	101,419

Total Current Liabilities	126,262	165,288

Long-term debt, net of current portion	413,647	351,594
Capital and financing method lease obligations, net of current portion	191,419	162,054
Other accrued liabilities	71,588	59,182

Total Liabilities	802,916	738,118

Commitments and Contingencies (see Note 12)
Stockholders’ Equity:
Common stock; $0.01 par value, 1,500,000 shares authorized; 53,464 and 52,977 shares issued and outstanding as of December 31, 2008 and 2007, respectively	535	530
Additional paid-in capital	762,273	738,950
Accumulated deficit	(593,058)	(583,901)
Accumulated other comprehensive loss	(21,657)	(3,724)

Total Stockholders’ Equity	148,093	151,855

Total Liabilities and Stockholders’ Equity	$951,009	$889,973

The accompanying notes are an integral part of these consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Revenue	$857,041	$793,833	$763,971
Operating Expenses:
Cost of revenue (including non-cash equity-based compensation expense of $3,339, $5,738, and $2,983) (1)	495,277	454,333	464,924
Sales, general, and administrative expenses (including non-cash equity- based compensation expense of $19,630, $27,944, and $16,723) (1)	200,108	212,402	196,059
Depreciation, amortization, and accretion	135,123	94,805	77,538
Gain on sales of data center and CDN assets	—	(305,707)	—

Total Operating Expenses	830,508	455,833	738,521

Income From Operations	26,533	338,000	25,450
Loss on debt extinguishment	—	45,127	—
Net interest expense and other	32,694	40,896	67,503

Net Income (Loss) before Income Taxes	(6,161)	251,977	(42,053)
Income tax expense	2,996	1,386	1,905

Net Income (Loss)	(9,157)	250,591	(43,958)
Accreted and deemed dividends on Series A Convertible Preferred stock (2)	—	—	262,810

Net Income (Loss) Attributable to Common Stockholders	$(9,157)	$250,591	$(306,768)

Net Income (Loss) per Common Share
Basic	$(0.17)	$4.76	$(9.54)

Diluted	$(0.17)	$4.51	$(9.54)

Weighted-Average Common Shares Outstanding (3)
Basic	53,317	52,689	32,159

Diluted	53,317	57,215	32,159

(1)	Excludes depreciation, amortization, and accretion, which is reported separately.
(2)	Includes $240.1 million of deemed dividends for the year ended December 31, 2006, incurred in connection with the exchange of Series A Convertible Preferred stock for common stock on June 30, 2006.
(3)	Diluted weighted-average common shares outstanding includes 3.2 million common shares for the year ended December 31, 2007, which reflects the dilution impact of the 3% Convertible Notes using the “if-converted” method. For the years ended December 31, 2008 and 2006, the effects of including the incremental shares associated with the Convertible Notes, options, warrants, unvested restricted preferred units, unvested restricted stock units, and unvested restricted stock awards are anti-dilutive and, as such, are not included in diluted weighted-average common shares outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$(9,157)	$250,591	$(43,958)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	135,123	94,805	77,538
Non-cash equity-based compensation	22,969	33,682	19,706
Accrued interest	5,261	33,860	53,973
Gain on sales of data center and CDN assets	—	(305,707)	—
Loss on debt extinguishment	—	45,127	—
Other, net	852	(862)	292
Net changes in operating assets and liabilities, net of effects from sales of assets:
Trade accounts receivable, net	(1,241)	(4,807)	5,663
Prepaid expenses and other current and non-current assets	(5,207)	(2,838)	(4,226)
Payables and other trade accruals	(1,360)	(3,546)	(5,375)
Other accrued liabilities	(1,682)	(22,958)	15,088

Net cash provided by operating activities	145,558	117,347	118,701

Cash Flows from Investing Activities:
Payments for capital expenditures	(246,166)	(348,648)	(73,420)
Proceeds from sales of data center and CDN assets, net	—	318,530	—
Payments for purchases of data center assets	—	—	(13,817)
Other investing activities, net	—	694	145

Net cash used in investing activities	(246,166)	(29,424)	(87,092)

Cash Flows from Financing Activities:
Proceeds from long-term debt	62,292	345,000	—
Proceeds from financing method lease obligation	—	—	50,600
Proceeds from stock option exercises	907	16,203	20,467
Payments for extinguishment of Series A Subordinated Notes	—	(342,491)	—
Payments for debt issuance costs	(1,885)	(8,866)	—
Payments for employee taxes on equity-based instruments	(2,298)	(10,160)	—
Principal payments under capital lease obligations	(5,825)	(2,720)	(3,185)
Principal payments under revolving credit facility	—	—	(58,000)
Other financing activities, net	(5,129)	(869)	(1,449)

Net cash provided by (used in) financing activities	48,062	(3,903)	8,433

Effect of exchange rate changes on cash and cash equivalents	(9,311)	428	(2,515)

Net increase (decrease) in cash and cash equivalents	(61,857)	84,448	37,527
Cash and cash equivalents, beginning of year	183,141	98,693	61,166

Cash and cash equivalents, end of year	$121,284	$183,141	$98,693

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$32,380	$20,309	$15,835
Cash paid for income taxes	1,714	3,667	496
Non-cash Investing and Financing Activities:
Accreted and deemed dividends on Series A Convertible Preferred stock	$—	$—	$262,810
Assets acquired and obligations incurred under capital leases	36,160	53,309	6,637
Assets acquired and obligations incurred under financing agreements	24,160	8,840	—

The accompanying notes are an integral part of these consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Number of Shares Outstanding
	Series A Convertible Preferred Stock	Common Stock	Series A Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2005	202	12,090	$305,173	$1,813	$353,836	$(790,534)	$(2,297)	$(132,009)
Net loss	—	—	—	—	—	(43,958)	—	(43,958)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,511)	(1,511)
Accreted and deemed dividends on Series A Convertible Preferred stock	—	—	22,698	—	(22,698)	—	—	—
Beneficial conversion feature of deemed dividends on Series A Convertible Preferred stock	—	—	(4,723)	—	4,723	—	—	—
Conversion of Series A Convertible Preferred stock to common stock	(202)	37,417	(323,148)	(1,481)	323,592	—	—	(1,037)
Issuance of common stock upon exercise of stock options	—	1,557	—	153	20,314	—	—	20,467
Issuance of restricted stock		10	—	1	(1)	—	—	—
Issuance of common stock upon exercise of warrants	—	417	—	29	(29)	—	—	—
Recognition of compensation costs	—	—	—	—	19,017	—	—	19,017
Recognition of stock option modification costs	—	—	—	—	696	—	—	696

Balance at December 31, 2006	—	51,491	—	515	699,450	(834,492)	(3,808)	(138,335)

Net income	—	—	—	—	—	250,591	—	250,591
Foreign currency translation adjustments	—	—	—	—	—	—	84	84
Issuance of common stock upon exercise of stock options	—	1,143	—	10	16,193	—	—	16,203
Issuance of restricted stock	—	11	—	1	(1)	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	332	—	4	(4)	—	—	—
Payments for employee taxes on equity-based instruments	—	—	—	—	(10,160)	—	—	(10,160)
Recognition of compensation costs	—	—	—	—	33,472	—	—	33,472

Balance at December 31, 2007	—	52,977	—	530	738,950	(583,901)	(3,724)	151,855

Net loss	—	—	—	—	—	(9,157)	—	(9,157)
Foreign currency translation adjustments	—	—	—	—	—	—	(14,408)	(14,408)
Deferred hedge loss	—	—	—	—	—	—	(3,525)	(3,525)
Issuance of common stock	—	451	—	4	2,836	—	—	2,840
Issuance of restricted stock	—	36	—	1	—	—	—	1
Payments for employee taxes on equity-based instruments	—	—	—	—	(2,298)	—	—	(2,298)
Recognition of compensation costs	—	—	—	—	22,785	—	—	22,785

Balance at December 31, 2008	—	53,464	$—	$535	$762,273	$(593,058)	$(21,657)	$148,093

(1)	All common share information reflects the one-for-fifteen reverse stock split that occurred on June 6, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data and where indicated)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

SAVVIS, Inc. (the Company) provides managed information technology (IT) services including managed hosting, utility computing, colocation, security, network, and professional services through its global infrastructure to businesses and government agencies around the world.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles, under the rules and regulations of the U.S. Securities and Exchange Commission (SEC). All intercompany balances and transactions have been eliminated in consolidation. In addition, certain amounts from prior years have been reclassified to conform to the current year presentation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents. As of December 31, 2008, substantially all of the Company’s $121.3 million of cash and cash equivalents was held in money market accounts, which are valued using Level 1 inputs under the guidance of Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements.” Of the $121.3 million, $3.3 million was invested in the money market fund, Reserve Primary Fund (RPF) which received SEC approval during September 2008 to delay redemptions until financial markets allowed for orderly investment dispositions. As a result, the Company’s investment in RPF is not currently liquid. In addition, RPF reported that its market value fell below one dollar per share. Distributions from the RPF have been made, and $12.4 million of the Company’s initial investment of $15.7 million has been redeemed as of December 31, 2008. While the Company does not believe that the current liquidity issues related to this fund will be more than temporary or impact its ability to fund ongoing business operations, it has recorded a loss of $0.2 million, or 1.5% of their initial investment, to account for an estimated loss on the market value of this investment.

Concentrations of Credit Risk

The Company invests excess cash with high credit, quality financial institutions, which bear minimal risk and, by policy, limits the amount of credit exposure to any one financial institution. The Company’s concentrations of credit risk are principally in accounts receivable. The Company periodically reviews the credit quality of its customers and generally does not require collateral. For the year ended December 31, 2008, approximately 26% of the Company’s revenue was generated by customers in the financial sector. Given the current economic environment and uncertainty, the Company remains cautious regarding these customers and their potential impact on the Company’s revenue and accounts receivable collectibility.

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

The Company assesses collectibility of accounts receivable based on a number of factors, including customer payment history and creditworthiness. The Company generally does not request collateral from its customers although in certain cases it may obtain a security deposit. The Company maintains an allowance for uncollectibles and, when evaluating the adequacy of allowances, specifically analyzes accounts receivable, current economic conditions and trends, historical bad debt write-offs, customer concentrations, customer payment history and creditworthiness, and changes in customer payment terms. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable.

Property and Equipment

The Company’s property and equipment primarily include communications and data center equipment, facilities and leasehold improvements, software, and office equipment, which are recorded at costs and depreciated using the straight-line method over their estimated useful lives. Software, equipment, and leasehold improvements have useful lives that range between three and fifteen years and leased assets are depreciated over the shorter of their useful lives or lease terms. Maintenance and repair costs are expensed as incurred.

Valuation of Long-Lived Assets

The Company evaluates its long-lived assets for impairment annually or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If the Company determines that the carrying value of a long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a discounted cash flow method using a discount rate determined by management. The estimates of cash flows and discount rates are subject to change due to the economic environment, including such factors as interest rates, expected market returns and volatility of markets served. Management believes its estimates of future cash flows, discount rates, and fair values are reasonable; however, changes in estimates could result in impairment charges. The Company had no asset impairment charges during the years ended December 31, 2008 or 2007.

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

Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments as of December 31, 2008 and 2007, as per the guidance of SFAS 157, using available market information or other appropriate valuation methods. SFAS 157 requires assets and liabilities to be categorized as Level 1, Level 2, or Level 3, dependant on the reliability of the inputs used in the valuation. Level 1 is considered more reliable than Level 3, as Level 3 depends on management’s assumptions. The definitions of the levels are as follows:

•	Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, directly or indirectly, such as a quoted price for similar assets or liabilities in active markets.

•

Level 3: Inputs are unobservable and are only used to measure fair value when observable inputs are not available. The inputs reflect the entity’s own assumptions and are based on the best information available. This allows for the fair value of an asset or liability to be measured when no active market for that asset or liability exists.

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the short-term nature of such instruments. The Company is exposed to interest rate volatility with respect to the variable interest rates of its Credit Agreement and Lombard Loan Agreement (see Note 6). The Credit Agreement bears interest at current market rates, plus applicable margin, although there were no balances outstanding on this facility as of December 31, 2008 and 2007. The estimated fair value of the Lombard Loan Agreement was $56.0 million at December 31, 2008. The estimated fair value of the Company’s interest rate swap liability related to the Lombard Loan Agreement was $3.5 million at December 31, 2008. The estimated fair value of the Convertible Notes was $147.8 million and $282.9 million as of December 31, 2008 and 2007, respectively. The interest rate swap was valued using Level 2 inputs.

Derivatives

The Company accounts for derivatives in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of the Company’s cash flow hedges are recorded as an asset or liability, as applicable, on the balance sheet, with the offset in accumulated other comprehensive income. At settlement, gains or losses are recognized immediately in the consolidated statements of operations. To the extent that the periodic changes in the fair value of the derivatives are not effective, or if the hedge ceases to qualify for hedge accounting, the ineffective portion of the non-cash changes are recognized immediately in the consolidated statement of operations in the period of the change.

As of December 31, 2008, the Company maintains various hedging agreements, which are cash flow hedges. The Company engages in foreign currency forwards hedging transactions with Wells Fargo Bank, N.A. to mitigate its foreign currency exchange risk. The Company has also entered into an interest rate swap agreement with National Westminster Bank Plc. to fix the variable interest rate payments made under its Lombard Loan Agreement. Further information regarding the interest rate swap, please refer to Note 7 of Notes to Consolidated Financial Statements.

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

Cost of Revenue

Operational expenses include rental costs, power costs, circuit costs, customer installation costs, and maintenance and operations costs for indefeasible rights of use, as well as salaries and related benefits for engineering, service delivery and provisioning, customer service, and operations personnel. Invoices from communications service providers may exceed amounts the Company believes it owes. The Company’s practice is to identify such variances and engage in discussions with the vendors to resolve disputes. Accruals are maintained for the best estimate of the amount that may ultimately be paid.

Equity-Based Compensation

Effective January 1, 2006, the Company recognizes equity-based compensation in accordance with SFAS 123(R), “Share-Based Payment.” The fair value of total equity-based compensation for stock options and restricted preferred units is calculated using the Black-Scholes option pricing model which utilizes certain assumptions and estimates that have a material impact on the amount of total compensation cost recognized in the Company’s consolidated financial statements. For stock options, an additional assumption is made on the number of awards expected to forfeit prior to vesting, which decreases the amount of total expense recognized. This assumption is evaluated and the estimate is revised on a quarterly or as needed basis. Total equity-based compensation costs for restricted stock units and restricted stock awards are calculated based on the market value of the Company’s common stock on the date of grant. Total equity-based compensation costs are amortized to non-cash equity-based compensation expense over the vesting or performance period of the award, as applicable, which typically ranges from three to four years.

Foreign Currency

Results of operations of the Company’s foreign subsidiaries are translated from the applicable functional currency to the U.S. dollar using average exchange rates during the reporting period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are included in accumulated other comprehensive loss, a separate component of stockholders’ equity. Foreign currency transaction gains and losses are recorded in the consolidated statements of operations. For the year ended December 31, 2008, the Company recorded a foreign currency transaction gain of $3.3 million.

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

Accreted and Deemed Dividends

In June 2006, the Company’s Series A Convertible Preferred stock (the Series A Preferred) was exchanged for shares of the Company’s common stock (the Exchange). In connection with the Exchange, the Company recognized a deemed dividend on the Series A Preferred of $240.1 million, representing the difference between the fair market value of the shares issued in the Exchange and those convertible pursuant to the original conversion terms. The deemed dividend is included in the computation of net loss attributable to common stockholders in the accompanying consolidated statement of operations for the year ended December 31, 2006. There were no outstanding Series A Preferred dividends as of December 31, 2008 and 2007. For the year ended December 31, 2006, the total accreted and deemed dividends attributable to common shareholders for inclusion in earnings (loss) per common share calculations were $262.8 million.

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

The following tables set forth the computation of basic and diluted net income (loss) per common share:

	Years Ended December 31,
	2008	2007	2006
Net income (loss)	$(9,157)	$250,591	$(43,958)
Accreted and deemed dividends of Series A Preferred stock	—	—	262,810

Net income (loss) attributable to common stockholders for basic per share calculation	(9,157)	250,591	(306,768)
Add back: Interest expense on Convertible Notes, net of tax effect	—	7,692	—

Net income (loss) attributable to common stockholders for diluted per share calculation	$(9,157)	$258,283	$(306,768)

Weighted-average shares outstanding – basic	53,317	52,689	32,159
Effect of dilutive securities(1):
Convertible Notes	—	3,183	—
Stock options	—	562	—
Restricted preferred units, restricted stock units, and restricted stock awards	—	781	—

Weighted-average shares outstanding – diluted (2)	53,317	57,215	32,159

Net income (loss) per common share:
Basic	$(0.17)	$4.76	$(9.54)

Diluted	$(0.17)	$4.51	$(9.54)

(1)	For the year ended December 31, 2006, the assumed conversion of dilutive equity instruments into common stock was anti-dilutive and, therefore, excluded from the calculation of diluted net income (loss) per common share. For the year ended December 31, 2008, the effects of including the 4.9 million incremental shares associated with the Convertible Notes and the assumed conversion of 5.9 million dilutive equity instruments into common stock was anti-dilutive and, therefore, excluded from the calculation of diluted net loss per commone share.
(2)	Weighted-average shares outstanding – diluted for the year ended December 31, 2007 excludes 3.5 million anti-dilutive shares related to stock options.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” SFAS 141(R) amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in an acquiree. It also provides disclosure requirements to enable users of financial statements to evaluate the nature and financial effects of a business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively to any future acquisitions. The Company does not believe the adoption of SFAS 141(R) will have a material effect on its consolidated financial position, results of operations, or cash flows.

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

In May 2008, the FASB issued Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This FSP changes the accounting for the Company’s Convertible Notes. Under the new rule, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instruments to reflect the issuer’s economic interest cost. This will require the reclassification of approximately $65 million from long-term debt to additional paid-in capital, which will be treated as original issue discount of the Convertible Notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the Convertible Notes to their face amount as interest expense over the term of the Convertible Notes. The FSP is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, and requires retrospective application to all periods presented. While the FSP does not change the economic substance or cash flow requirements of the Convertible Notes, the Company’s interest expense will increase by approximately $13 million per year.

NOTE 3—SALES OF ASSETS

Content Delivery Network Assets

In January 2007, the Company completed the sale of substantially all of the assets related to its content delivery network services (the CDN Assets) for $132.5 million, after certain working capital adjustments and the assumption of certain liabilities, pursuant to a purchase agreement dated December 23, 2006 (the CDN Purchase Agreement). The transaction resulted in net proceeds of $128.3 million, after transaction fees, related costs, and working capital adjustments and the Company recorded a gain on sale of $125.2 million for the year ended December 31, 2007. The Company recorded revenue of $19.0 million related to these assets for the year ended December 31, 2006.

The CDN Purchase Agreement contains representations, warranties and covenants of the Company, including certain tax and intellectual property representations and warranties. In connection therewith, the Company agreed to indemnify the buyer for a period of up to six years for breaches of certain intellectual property representations, warranties, and covenants up to, but not to exceed, the amount of the purchase price, net of working capital adjustments, or $132.5 million. The Company believes the potential for performance under the indemnification is unlikely and, therefore, has not recorded any related liabilities in its accompanying consolidated balance sheet as of December 31, 2008.

Data Center Assets

In June 2007, the Company sold assets related to two of its data centers located in Santa Clara, California for $190.2 million in cash before fees, the assumption and forgiveness of certain liabilities, and the assignment of an operating lease associated with the facilities. In connection with the sale, the Company recorded a gain on sale of $180.5 million for the year ended December 31, 2007. The Company recorded revenue of $16.5 million related to these data centers in 2007, prior to the completion of the sale, and $32.9 million for the year ended December 31, 2006.

NOTE 4—PROPERTY AND EQUIPMENT

The following table presents property and equipment, by major category, as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Facilities and leasehold improvements	$631,685	$487,365
Communications and data center equipment	470,922	465,047
Software	76,967	52,999
Office equipment	26,802	32,990

	1,206,376	1,038,401
Less accumulated depreciation and amortization	(469,730)	(421,817)

Property and equipment, net	$736,646	$616,584

During the year ended December 31, 2008, the Company removed from its records $71.7 million of fully depreciated fixed assets. Depreciation and amortization expense for property and equipment was $129.8 million, $87.9 million, and $68.1 million for the years ended December 31, 2008, 2007, and 2006, respectively.

The Company spent $143.9 million and $225.8 million during the years ended December 31, 2008 and 2007, respectively, for the development of ten data centers, which were opened during 2007 and 2008.

The following table presents property and equipment held under capital and financing method leases, by major category, which represent components of property and equipment included in the preceeding table, as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Facilities and leasehold improvements	$119,654	$95,330
Communications and data center equipment	100,902	88,366

	220,556	183,696
Less accumulated amortization	(105,950)	(91,888)

Property and equipment held under capital and financing method leases, net	$114,606	$91,808

During 2007, the Company entered into capital leases, totaling $43.5 million related to the development and expansion of data centers. None of the capital leases entered into during 2008 were related to the development and expansion of data centers. In addition, as described further in Note 6, the Company maintains a master lease agreement with Cisco Systems Capital Corporation, under which the Company acquired $10.2 million and $9.9 million of equipment during the years ended December 31, 2008 and 2007, respectively.

Amortization expense for assets held under capital and financing method leases was $14.2 million, $8.1 million, and $5.2 million for the years ended December 31, 2008, 2007, and 2006, respectively.

NOTE 5—PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table presents prepaid expenses and other current assets as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Prepaid expenses	$9,899	$9,204
Deferred installation costs	11,023	7,832
Other	2,719	2,512

Total prepaid expenses and other current assets	$23,641	$19,548

NOTE 6—LONG-TERM DEBT

The following table presents long-term debt as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Convertible Notes	$345,000	$345,000
Lombard loan agreement	47,852	—
Cisco loan facility, net of current portion of $6,600 and $1,768	20,795	6,594
Credit agreement	—	—

Long-term debt	$413,647	$351,594

Convertible Notes

In May 2007, the Company issued $345.0 million aggregate principal amount of 3.0% Convertible Senior Notes (the Convertible Notes) due May 15, 2012. Interest is payable semi-annually on May 15 and November 15 of each year, and commenced on November 15, 2007.

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

Upon conversion, holders will receive, at the Company’s election, cash, shares of the Company’s common stock, or a combination thereof. However, the Company may at any time irrevocably elect for the remaining term of the Convertible Notes to satisfy its conversion obligation in cash up to 100% of the principal amount, with any remaining amount to be satisfied, at the Company’s election, in cash, shares of its common stock, or a combination thereof.

The initial conversion rate was 14.2086 shares of common stock per $1,000 principal amount of Convertible Notes, subject to adjustment. This represents an initial conversion price of approximately $70.38 per share of common stock. Holders of the Notes may convert their Convertible Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, due to the conversion formulas associated with the Convertible Notes, if the Company’s stock is trading at levels exceeding the conversion price per share of common stock, and if the Company elects to settle the obligation in cash, additional consideration beyond the $345.0 million of gross proceeds received would be required.

In connection with the issuance of the Convertible Notes, debt issuance costs totaling $8.9 million were deferred and are being amortized to interest expense through the maturity date of the Convertible Notes, May 15, 2012. Debt issuance costs related to the Convertible Notes, net of accumulated amortization, were $6.1 million and $7.9 million as of December 31, 2008 and 2007, respectively

Subordinated Notes

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

Credit Facilities

Credit Agreement. On December 8, 2008, the Company extended its existing revolving credit facility by entering into an Amended and Restated Credit Agreement (the Credit Agreement) with Wells Fargo Foothill, Inc., as arranger and administrative agent. The Credit Agreement provides for a $50.0 million senior secured revolving credit facility, of which up to $40.0 million may be used for the issuance of letters of credit. The Credit Agreement allows for an increase of up to $50.0 million, or a maximum facility of $100.0 million, within one year of the date of the agreement, subject to the satisfaction of certain conditions. The Credit Agreement will mature in December 2011. The Company may terminate prior to maturity, subject to a fee of 2% if terminated in year one and 1% if terminated in year two. Loans under the Credit Agreement may be used to fund working capital and for capital expenditures and other general corporate purposes. The Credit Agreement contains affirmative covenants, negative covenants, and financial covenants that are less favorable than those of the original revolving credit facility. The negative covenants place restrictions on, among other things, levels of investments, indebtedness, and dividend payments that the Company may make or incur. The financial covenants, which are measured on a quarterly basis, include limitations on capital expenditures and require maintenance of certain financial measures at defined levels. The indebtedness under the Credit Agreement is guaranteed by the Company and its domestic subsidiaries. The Company’s obligations under the Credit Agreement and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of the Company’s assets, interest in assets and proceeds thereof, excluding those assets pledged under our loan with Lombard North Central Plc. Under the terms of the Credit Agreement, the Company may elect to pay interest on a base rate or LIBOR rate, plus an applicable margin. Unused commitments on the Credit Agreement are subject to an annual commitment fee of 0.50% to 0.75% and a fee is applied to outstanding letters of credit of 3.825% to 4.825%. As of December 31, 2008, the interest rate, including margin, would have been 7.50%, however, there were no outstanding loans under the Credit Agreement. There were approximately $24.8 million outstanding letters of credit as of December 31, 2008.

Loan Agreement and Lease Facility. The Company maintains a loan and security agreement (the Loan Agreement) and a master lease agreement (the Lease Agreement) with Cisco Systems Capital Corporation. The Loan Agreement provides for borrowings of up to $33.0 million, at an annual interest rate of 6.50%, to purchase network equipment. The Lease Agreement provides a lease facility (the Lease Facility) to purchase equipment with borrowings at the discretion of Cisco Systems Capital Corporation, at an annual interest rate based on two-year U.S. Treasury Notes. The effective interest rate on current outstanding borrowings ranges from 5.52% to 7.25%. The Company may utilize up to $3.0 million of the Lease Facility for third party manufactured equipment. The obligations under the Loan Agreement are secured by a first-priority security interest in the equipment. As of December 31, 2008, the Company had $27.4 million in outstanding borrowings under the Loan Agreement and $16.6 million under the Lease Facility.

Lombard Loan Agreement. In June 2008, a subsidiary of the Company, SAVVIS UK Limited, entered into a loan agreement (the UK Loan Agreement) with Lombard North Central Plc (Lombard). The UK Loan Agreement provides for borrowings of up to £35.0 million to be used in connection with the construction and development of a new data center in the United Kingdom. The UK Loan Agreement allows for advances from the lender to finance certain payments due to the contractor and others during the construction period. The UK Loan Agreement has a five-year term and requires interest installments for the first two years and installments of principal and interest for the remainder of the term. The interest incurred through the construction period, which ended September 30, 2008, was added to the principal balance of the loan. The Company has guaranteed the obligations of SAVVIS UK under the UK Loan Agreement and the obligations are secured by a first priority security interest in substantially all of SAVVIS UK’s current data center assets and certain future assets which will be located in the new data center. The Company currently maintains a letter of credit of £7.3 million, to be renewed annually, and up to a maximum of £14 million until at least December 31, 2013. As of December 31, 2008, outstanding borrowings under the UK Loan Agreement totaled £32.4 million, or approximately $47.9 million, with an effective interest rate of 4.98%. This interest rate was subject to the terms of an interest rate swap agreement which fixed the effective interest rate at 8.11%, as described in Note 7.

Debt Covenants

The provisions of the Company’s debt agreements contain a number of covenants including, but not limited to, maintaining certain financial conditions, restricting or limiting the Company’s ability to incur more debt, pay dividends, and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond the Company’s control. The breach of any of these covenants could result in a default under the Company’s debt agreements and could trigger acceleration of repayment. For the years ended December 31, 2008 and 2007, the Company was in compliance with all applicable covenants under the debt agreements.

Future Principal Payments

As of December 31, 2008, aggregate future principal payments of long-term debt were $6.6 million for the years ended December 31, 2009 and 2010, $14.9 million for the year ended December 31, 2011, $369.1 million for the year ended December 31, 2012, and $26.8 million for the year ended December 31, 2013. Future principal payments of long-term debt include scheduled payments based on estimated future borrowings per the terms of the UK Loan Agreement. Depending on settlement options at the Company’s election, the Convertible Notes may be settled in cash, shares, or a combination thereof. The weighted-average interest rate applicable to outstanding borrowings was 3.5% and 3.1% as of December 31, 2008 and 2007, respectively.

NOTE 7—INTEREST RATE SWAP

In September 2008, the Company entered into an interest rate swap agreement (the Swap Agreement) with National Westminster Bank, Plc (NatWest) to hedge the quarterly interest payments incurred and paid under the UK Loan Agreement during the three year period beginning October 1, 2008 and ending September 30, 2011. Under the terms of the Swap Agreement, the Company owes quarterly interest to NatWest at a fixed LIBOR interest rate of 5.31%, and receives from NatWest payments based on the same variable notional amount at the three month LIBOR interest rate set quarterly at the beginning of each quarter. The Swap Agreement effectively fixes the three month LIBOR interest rate payments owed to Lombard under the terms of the UK Loan Agreement at 8.11% for three years commencing on October 1, 2008. As of December 31, 2008, the notional amount of the Swap Agreement was £28.9 million. The Company accounts for the Swap Agreement as a cash flow hedge, per the guidance of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” During the year ended December 31, 2008, the Company recognized no hedge ineffectiveness in the consolidated statement of operations. As of December 31, 2008, the Company had recorded a non-current liability of £2.4 million, or approximately $3.5 million, in relation to the fair value of the Swap Agreement.

NOTE 8—CAPITAL AND FINANCING METHOD LEASE OBLIGATIONS

The following table presents future minimum lease payments under capital and financing method leases as of December 31, 2008:

Years Ended December 31,
2009	$31,214
2010	32,072
2011	32,712
2012	32,297
2013	29,454
Thereafter	201,034

Total capital and financing method lease obligations	358,783
Less amount representing interest	(211,567)
Less current portion	(6,449)

Capital and financing method lease obligations, net	$140,767

Financing method lease obligation payments represent interest payments over the term of the lease; as such, the table above excludes a $50.6 million deferred gain that will be realized upon termination of the lease in accordance with accounting rules for financing method leases. During March 2008, pursuant to the terms of the existing lease agreement, an automatic extension of the lease term occurred, extending the lease termination date, and recognition of the deferred gain, to February 2022.

In October 2008, the Company renewed the lease agreements related to two of its data centers located in Sterling, Virginia. The new lease terms met the requirements of a capital lease under SFAS 13, “Accounting for Leases.” As a result, total capital and financing method lease obligations increased by $24.3 million.

As described in Note 6, the Company maintains a master lease agreement with Cisco Systems Capital Corporation for equipment and had $16.6 million outstanding under the lease as of December 31, 2008.

NOTE 9—OPERATING LEASES

The following table presents future minimum lease payments under non-cancelable operating leases as of December 31, 2008:

Years Ended December 31,
2009	$64,366
2010	62,584
2011	57,058
2012	51,064
2013	43,233
Thereafter	152,980

Total future minimum lease payments	$431,285

Rental expense under non-cancelable operating leases was $71.5 million, $63.9 million, and $64.3 million for the years ended December 31, 2008, 2007, and 2006, respectively.

NOTE 10—OTHER ACCRUED LIABILITIES

The following table presents the components of other accrued liabilities as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Current other accrued liabilities:
Wages, employee benefits, and related taxes	$15,022	$26,995
Deferred revenue	23,352	18,827
Taxes payable	6,127	4,816
Other current liabilities	27,174	50,781

Current other accrued liabilities	$71,675	$101,419

Non-current other accrued liabilities:
Deferred revenue	$9,099	$5,044
Acquired contractual obligations in excess of fair value and other	15,474	18,382
Asset retirement obligations	27,750	23,386
Other non-current liabilities	19,265	12,370

Non-current other accrued liabilities	$71,588	$59,182

Acquired contractual obligations in excess of fair value and other as of December 31, 2008 and 2007, represent amounts remaining from acquisitions related to fair market value adjustments of acquired facility leases and idle capacity on acquired long-term maintenance and power contracts that the Company did not intend to utilize.

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

The following table presents a reconciliation of ARO as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Balance at beginning of year	$23,386	$22,716

Liabilities incurred or acquired	525	701
Liabilities settled	—	(3,455)
Revisions in expected cash flows	566	10
Accretion expense	3,273	3,414

Balance at end of year	$27,750	$23,386

NOTE 12—COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s customer contracts generally span multiple periods, which results in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $65.3 million, $32.6 million, $18.8 million, $13.6 million, $9.6 million, and $60.2 million during the years ending December 31, 2009, 2010, 2011, 2012, 2013, and thereafter, respectively. Should the Company not meet the minimum spending levels in any given term, decreasing termination liabilities representing a percentage of the remaining contractual amounts may become immediately due and payable. Furthermore, certain of these termination liabilities are potentially subject to reduction should the Company experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if the Company had terminated all of these agreements as of December 31, 2008, the maximum termination liability would have been $200.1 million. To mitigate this exposure, when possible, the Company aligns its minimum spending commitments with customer revenue commitments for related services.

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in the accompanying consolidated balance sheets, such as letters of credit, indemnifications, and operating leases, under which the majority of the Company’s facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through December 2022, and may be renewed as circumstances warrant. The Company’s financial instruments are valued based on the estimated amount of exposure and the likelihood of performance being required. In management’s past experience, no claims have been made against these financial instruments nor does it expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, the Company determined such financial instruments do not have significant value and has not recorded any related amounts in its consolidated financial statements. As of December 31, 2008, the Company had $24.8 million in letters of credit outstanding under the Credit Agreement, pledged as collateral to primarily support certain facility leases and utility agreements. Also, in connection with its sale of the CDN Assets, the Company agreed to indemnify the purchaser should it incur certain losses due to a breach of the Company’s representations and warranties.

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

NOTE 13—COMPREHENSIVE INCOME (LOSS)

The following table presents comprehensive income (loss) for the years ended December 31, 2008, 2007, and 2006:

	Years Ended December 31,
	2008	2007	2006
Net income (loss)	$(9,157)	$250,591	$(43,958)
Net change in cash flow hedges (1)	(3,552)	114	(12)
Foreign currency translation	(14,381)	(30)	(1,499)

Comprehensive income (loss)	$(27,090)	$250,675	$(45,469)

(1) – Includes foreign currency cash flow hedges and interest rate swaps.

NOTE 14—EQUITY-BASED COMPENSATION

As of December 31, 2008, the Company had two equity-based compensation plans – the Amended and Restated 2003 Incentive Compensation Plan and the 1999 Stock Option Plan, as amended, collectively referred to as the Plans. The Plans provide for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights and cash awards. Any of these awards may be granted as incentives to reward and encourage individual contributions to the Company. As of December 31, 2008, the Plans had 13.7 million shares authorized for grants of equity-based instruments, of which 6.2 million shares were associated with outstanding instruments. Stock options generally expire 10 years from the date of grant and have graded vesting over four years. Restricted stock awards granted to non-employee directors have graded vesting over three years. Restricted stock units granted to certain employees have performance features and graded vesting over periods up to four years. Restricted preferred units granted to certain executives have graded vesting over four years. The Company generally issues new shares of common stock upon exercise of equity-based compensation awards.

Compensation expense is recognized on a straight-line basis over the vesting period for equity-based awards. The Company recognized total non-cash equity-based compensation expense of $23.0 million, $33.7 million, and $19.7 million for the years ended December 31, 2008, 2007, and 2006, respectively. The majority of these amounts were reflected in selling, general, and administrative expenses in the accompanying consolidated statements of operations, with the remainder included in cost of revenue. As of December 31, 2008, the Company had $35.5 million, net of estimated forfeitures, of unrecognized compensation cost related to unvested equity-based compensation that is expected to be ultimately recognized, which includes 0.3 million restricted stock units, less than 0.1 million shares of restricted common stock, 5.3 million stock options with a weighted-average exercise price of $26.20 per common share, and 0.5 million restricted preferred units with a weighted-average exercise price of $8.37 per common share. As the restricted preferred units have an exercise price, the Company accounts for them as stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.3 years.

The following table presents information associated with the Company’s non-cash equity-based compensation awards for the year ended December 31, 2008 (in thousands, except weighted-average figures):

	Year Ended December 31, 2008
	Restricted Stock Units	Restricted Stock	Options and Restricted Preferred Units	Weighted- Average Exercise Price	Weighted- Average Remaining Life	Total Intrinsic Value of Options and Restricted Preferred Units
Outstanding at beginning of year	592	22	5,755	$26.85
Granted	75	36	1,902	17.87
Exercised	(295)	(11)	(396)	17.18
Cancelled / forfeited	(72)	—	(1,447)	28.49

Outstanding at end of year	300	47	5,814	24.71	7.19 years	$42

Exercisable at end of year			2,210	28.14	6.55 years	41

Total intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable. Total intrinsic value of options and restricted preferred units (RPUs) at the time of exercise was $3.1 million, $42.5 million, and $21.1 million for the years ended December 31, 2008, 2007, and 2006, respectively.

During the year ended December 31, 2008, certain restricted stock units (RSUs) and RPUs became vested and were exchanged or exercised by employees for shares of common stock. Under the terms of the award agreements, the Company withheld 0.1 million shares of common stock upon vesting to satisfy employee tax withholding requirements that arose in connection with such vesting. As a result, the Company cash funded the statutory minimum tax withholdings which resulted in a reduction of additional paid-in capital of $2.3 million for the year ended December 31, 2008.

During 2008, the Company granted 1.9 million stock options under the 2003 Plan, with total compensation expense of $11.9 million, net of estimated forfeitures, to be recognized over the vesting period, using the Black-Scholes option pricing model. Compensation expense associated with stock options was $11.6 million, $20.9 million, and $9.4 million in the years ended December 31, 2008, 2007, and 2006, respectively.

The following table presents the Company’s assumptions utilized in the Black-Scholes option pricing model in the determination of the grant date fair value of stock options and RPUs:

Years Ended December 31,
	2008	2007	2006
Expected volatility	68.0% - 77.5%	72.4% -79.7%	96.1% - 99.9%
Risk-free interest rate	1.7% - 2.9%	3.2% - 4.9%	4.6% - 5.2%
Expected option life (in years)	3.1 – 4.0	2.9 - 3.1	3.0 - 3.5
Dividend yield	—	—	—

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

In accordance with SFAS 123(R), “Share-Based Payment,” and due to increases in forfeiture activity in 2008, the Company revised the forfeiture rate used to calculate non-cash equity-based compensation expense. As a result, the Company recorded a cumulative adjustment of $12.2 million, of which $6.8 million related to 2006 and 2007, reducing non-cash equity-based compensation expense during the year ended December 31, 2008.

In addition to granting stock options, restricted stock awards, RSUs, and RPUs, the Company established an employee stock purchase plan (ESPP) in 2007 that provides for the purchase of up to 0.4 million shares of the Company’s stock. Eligible employees are allowed to contribute up to 10% of their base compensation in the ESPP, subject to a limit of $25,000 per person per year. Participants are able to purchase Company common stock at a 15% discount to the fair market value on the last trading day of the withholding period. Offering periods begin on January 1, April 1, July 1, and October 1 of each year. The Company recognized expense of $0.4 million and $0.2 million for the years ended December 31, 2008, and 2007, respectively. Shares purchased under the ESPP were 0.1 million for the year ended December 31, 2008. No purchases were made during the year ended December 31, 2007.

NOTE 15—INCOME TAXES

The following table presents the components of net income (loss) before income taxes for the years ended December 31, 2008, 2007, and 2006:

	Years Ended December 31,
	2008	2007	2006
Domestic operations	$(5,056)	$253,034	$(38,864)
Foreign operations	(1,105)	(1,057)	(3,189)

Net income (loss) before income taxes	$(6,161)	$251,977	$(42,053)

The Company incurred operating losses for financial reporting purposes from inception through December 31, 2006. Prior to 2006, the Company did not record a provision for income taxes because of its cumulative operating loss position. For the year ended December 31, 2007, the Company reported taxable income before net operating loss (NOL) utilization and accordingly recorded a tax provision for related alternative minimum taxes of $1.4 million, which was comprised of $1.0 million for federal taxes and $0.4 million for state taxes. For the year ended December 31, 2008, the Company expects to have taxable income without ability to utilize NOL carryforwards and, accordingly, has recorded income tax expense of $3.0 million, of which $2.0 million relates alternative minimum taxes. This amount is comprised of $1.2 million for federal taxes and $0.8 million for state taxes.

All deferred tax assets, including NOL and minimum tax credit carryforwards, have been fully offset by a valuation allowance. Overall, the Company had a valuation allowance of $135.7 million and $143.8 million as of December 31, 2008 and 2007, respectively, against its net deferred tax assets due to the uncertainty of their ultimate realization.

The following table presents the components of deferred income tax assets and liabilities as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Deferred income tax assets:
Net operating loss carryforwards	$76,915	$97,071
Deferred revenue	5,531	4,928
Accrued payroll	3,563	1,131
Allowance for doubtful accounts	3,447	2,146
Non-cash equity-based compensation	14,152	6,755
Fixed assets including leases	20,064	19,792
Alternative minimum tax credit carryforward	3,525	2,750
Other	8,543	9,189

Total deferred tax assets	135,740	143,762
Valuation allowance	(135,740)	(143,762)

Net deferred tax assets	$—	$—

Section 382 of the Internal Revenue Code (IRC) limits the Company’s ability to utilize its U.S. NOLs and other attribute carryforwards against future U.S. taxable income in the event of an ownership change. Management believes that ownership changes, as defined by Section 382 of the IRC, occurred in 2002 and 2007 and that Section 382 would restrict the utilization of pre-2003 NOLs to $4.6 million per year. Using this annual limitation along with the carryforward period, the Company performed an assessment of the realization of its pre-2003 NOLs and adjusted them down to their expected realizable amount. Conversely, management has concluded that the 2007 tax ownership change should not affect the Company’s ability to utilize its post-2002 NOLs.

As of December 31, 2008, the Company had approximately $174.3 million in U.S. NOLs scheduled to expire between 2020 and 2025, of which $63.4 million is estimated to be subject to the Section 382 annual limitation relating to the ownership change that occurred in 2002 and $110.9 million is estimated to be subject to the Section 382 annual limitation relating to the ownership change that occurred in 2007. This carryforward excludes $53.5 million of additional NOLs due to recognition limitations prescribed by SFAS 123(R), which are available from an income tax return perspective.

As of December 31, 2008, the Company’s foreign subsidiaries have approximately $21.9 million in NOLs, primarily in the countries of Switzerland, the Netherlands, Singapore, Japan, and Hong Kong, each having unlimited carryforward periods.

For the years ended December 31, 2008, 2007, and 2006, income tax expense differed from the statutory federal income tax expense as follows:

	Years Ended December 31,
	2008	2007	2006
Federal tax (benefit) expense, at statutory rate	$(2,156)	$88,192	$(14,719)
State tax (benefit) expense, net of federal tax	(220)	9,437	(1,515)
Change in valuation allowance, primarily due to NOLs	831	(98,217)	15,611
Change in valuation allowance, alternative minimum taxes	2,108	1,386	1,905
FIN 48 adjustments	888	—	—
Permanent items	1,545	588	623

Income tax expense	$2,996	$1,386	$1,905

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes,” and, as a result, recognized a liability of $0.8 million for unrecognized tax benefits. There was no cumulative effect adjustment to retained earnings as the unrecognized tax benefit relates to a taxable temporary difference. As such, no portion of this amount would affect the effective tax rate if recognized.

For the year ended December 31, 2008, unrecognized tax benefits increased $0.9 million. The entire $0.9 million would favorably affect our effective tax rate if recognized; however, the Company cannot reasonably estimate whether there will be a significant change to the reserve for unrecognized tax benefits related to this amount in the next twelve months.

The following table provides a reconciliation of unrecognized tax benefits for the year ended December 31, 2008:

Unrecognized tax benefits at beginning of year	$751
Adjustments to unrecognized tax benefits:
Tax positions taken in prior periods	—
Tax positions taken in the current period	888

Unrecognized tax benefits at end of year	$1,639

The Company has not expensed, and does not maintain any accrual balances for interest and penalties related to unrecognized tax benefits. For future periods in which the Company may incur unrecognized tax benefits or uncertainties, the Company would classify any associated interest and penalties as a component of its income tax provision.

The Company’s income tax returns for all tax years remain open to examination by federal and state taxing authorities due to the Company’s NOLs. In addition, the Company is also subject to examination by local tax authorities in certain foreign jurisdictions in which the Company has major operations.

NOTE 16—RETIREMENT SAVINGS PLAN

The Company has a 401(k) retirement savings plan for the benefit of qualified employees. All active employees at least 21 years of age are eligible to participate and may contribute a portion of their compensation to the plan. The Company matched 50% of employee contributions up to a maximum of 8% of total compensation in 2008, 2007, and 2006. Company contributions under the plan vest over three years. The Company recorded $4.9 million, $5.0 million, and $4.4 million in employer matching contribution expense during the years ended December 31, 2008, 2007, and 2006, respectively.

NOTE 17—INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

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

The Company’s operations are managed on the basis of three geographic regions, Americas, EMEA (Europe, Middle East, and Africa) and Asia. Management evaluates the performance of such regions and allocates resources to them based primarily on revenue. The Company has evaluated the criteria for aggregation of its geographic regions under SFAS 131 and believes it meets each of the respective criteria set forth therein. The Company’s geographic regions maintain similar sales forces, each of which offer all of the Company’s services due to their similar nature. In addition, the geographic regions utilize similar means for delivering the Company’s services; have similarity in the types of customers receiving the products and services; and distribute the Company’s services over a unified network and using comparable data center facilities and technology. Based on these factors, management has determined that the Company has one reportable segment.

The table below presents selected financial information for the Company’s geographic regions as of and for the years ended December 31, 2008, 2007, and 2006:

	Years Ended December 31,
	2008	2007	2006
Revenue:
Americas	$721,742	$680,967	$641,221
EMEA	101,303	86,821	82,364
Asia	33,996	26,045	40,386

Total revenue	$857,041	$793,833	$763,971

	December 31,
	2008	2007
Property and equipment, net:
Americas	$640,037	$577,553
EMEA	74,162	26,462
Asia	22,447	12,569

Property and equipment, net	$736,646	$616,584

For the years ended December 31, 2008, 2007, and 2006, revenue earned in the U.S. represented approximately 84%, 86%, and 84% of total revenue, respectively. Substantially all of the Company’s other non-current assets reside in the Americas geographic region.

NOTE 18—QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2008 (by quarter)
	First	Second	Third	Fourth
Revenue	$203,283	$212,941	$218,363	$222,454
Cost of revenue (1)	118,651	122,872	127,050	126,704
Income (loss) from operations (2)	(420)	867	11,069	15,017
Net income (loss)	(4,222)	(7,384)	(562)	3,011
Basic income (loss) per common share (4)	(0.08)	(0.14)	(0.01)	0.06
Diluted income (loss) per common share (4)	(0.08)	(0.14)	(0.01)	0.06

	Year Ended December 31, 2007 (by quarter)
	First	Second	Third	Fourth
Revenue	$205,248	$200,554	$190,262	$197,769
Cost of revenue (1)	116,675	113,755	112,348	111,555
Income from operations (2) (3)	138,955	192,537	3,734	2,774
Net income (loss)	114,541	133,273	5,269	(2,492)
Basic income (loss) per common share (4)	2.20	2.53	0.10	(0.05)
Diluted income (loss) per common share (4)	2.13	2.36	0.10	(0.05)

(1)	Excludes depreciation, amortization, and accretion, which are reported separately, and includes non-cash equity-based compensation expense of $1.5 million, $1.6 million, $0.2 million, $0.1 million, $1.4 million, $1.5 million, $1.4 million, and $1.4 million for the first, second, third, and fourth quarters of 2008 and 2007, respectively
(2)	Includes non-cash equity-based compensation expense of $8.9 million, $9.6 million, $2.4 million, $2.0 million, $7.8 million, $8.2 million, $8.7 million, and $9.0 million for the first, second, third, and fourth quarters of 2008 and 2007, respectively.
(3)	Includes the gain on sale of the CDN Assets of $125.2 million for the first quarter of 2007 and gain on sale of certain data center assets of $180.8 million for the second quarter of 2007.
(4)	Quarterly and annual computations are prepared independently. Therefore, the sum of per share amounts for the quarters may not agree exactly with per share amounts for the year.