Form 10-Q
period 2009-03-31
SAVVIS, Inc.
filed 2009-05-07
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 Par Value – 54,260,712 shares as of May 1, 2009

The Exhibit Index begins on page 38.

SAVVIS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I.	FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$145,862	$121,284
Trade accounts receivable, net of allowance of $7,754 and $7,947	49,531	51,745
Prepaid expenses and other current assets	24,533	23,641

Total Current Assets	219,926	196,670

Property and equipment, net	714,222	736,646
Other non-current assets	15,048	16,379

Total Assets	$949,196	$949,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Payables and other trade accruals	$37,752	$41,538
Current portion of long-term debt and lease obligations	13,946	13,049
Other current accrued liabilities	64,420	71,675

Total Current Liabilities	116,118	126,262

Long-term debt, net of current portion	364,837	360,249
Capital and financing method lease obligations, net of current portion	190,223	191,419
Other non-current accrued liabilities	72,366	71,588

Total Liabilities	743,544	749,518

Stockholders’ Equity:
Common stock; $0.01 par value, 1,500,000 shares authorized; 54,205 and 53,464 shares issued and outstanding	542	535
Additional paid-in capital	841,542	834,882
Accumulated deficit	(612,966)	(613,583)
Accumulated other comprehensive loss	(23,466)	(21,657)

Total Stockholders’ Equity	205,652	200,177

Total Liabilities and Stockholders’ Equity	$949,196	$949,695

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenue	$221,523	$203,283
Operating Expenses:
Cost of revenue (including non-cash equity-based compensation of $1,483 and $1,455) (1)	120,521	115,533
Sales, general, and administrative expenses (including non-cash equity-based compensation of $5,408 and $7,486) (1)	49,069	56,426
Depreciation, amortization, and accretion	36,335	31,744

Total Operating Expenses	205,925	203,703

Income (Loss) from Operations	15,598	(420)
Other (income) and expense	14,426	6,086

Income (Loss) before Income Taxes	1,172	(6,506)
Income tax expense	555	817

Net Income (Loss)	$617	$(7,323)

Net Income (Loss) per Common Share
Basic	$0.01	$(0.14)

Diluted	$0.01	$(0.14)

Weighted-Average Common Shares Outstanding (2)
Basic	53,609	53,099

Diluted	53,774	53,099

(1)	Excludes depreciation, amortization, and accretion, which is reported separately.
(2)	For the three months ended March 31, 2008, the effects of including the incremental shares associated with the Convertible Notes, options, unvested restricted preferred units, unvested restricted stock units, and unvested restricted stock awards are anti-dilutive and, as such, are not included in the diluted weighted-average common shares outstanding. For the three months ended March 31, 2009, the effects of including the incremental shares associated with the Convertible Notes and unvested restricted stock awards are anti-dilutive and, as such, are not included in the diluted weighted-average common shares outstanding.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$617	$(7,323)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	36,335	31,744
Non-cash equity-based compensation	6,891	8,941
Accrued interest	7,028	6,618
Other, net	53	25
Net changes in operating assets and liabilities:
Trade accounts receivable, net	2,203	375
Prepaid expenses and other current and non-current assets	991	(3,205)
Payables and other trade accruals	27	3,911
Other accrued liabilities	(8,495)	(9,102)

Net cash provided by operating activities	45,650	31,984

Cash Flows from Investing Activities:
Payments for capital expenditures	(18,252)	(43,293)

Net cash used in investing activities	(18,252)	(43,293)

Cash Flows from Financing Activities:
Proceeds from long-term debt	2,066	—
Proceeds from stock option exercises	4	737
Payments for employee taxes on equity-based instruments	(444)	(2,250)
Principal payments on long-term debt	(1,650)	(673)
Principal payments under capital lease obligations	(1,950)	(1,223)

Net cash used in financing activities	(1,974)	(3,409)

Effect of exchange rate changes on cash and cash equivalents	(846)	(3,781)

Net increase (decrease) in cash and cash equivalents	24,578	(18,499)
Cash and cash equivalents, beginning of period	121,284	183,141

Cash and cash equivalents, end of period	$145,862	$164,642

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,488	$4,995

Cash paid for income taxes	$1,165	$322

Non-cash Investing and Financing Activities:
Assets acquired and obligations incurred under capital leases	$1,318	$8,026

Assets acquired and obligations incurred under financing agreements	$—	$13,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity

Balance at December 31, 2008	53,464	$535	$834,882	$(613,583)	$(21,657)	$200,177
Net income	—	—	—	617	—	617
Foreign currency translation adjustments	—	—	—	—	(1,527)	(1,527)
Deferred hedge loss	—	—	—	—	(282)	(282)
Issuance of common stock	224	2	1	—	—	3
Issuance of restricted stock	517	5	(5)	—	—	—
Payments for employee taxes on equity-based instruments	—	—	(444)	—	—	(444)
Recognition of compensation costs	—	—	7,108	—	—	7,108

Balance at March 31, 2009	54,205	$542	$841,542	$(612,966)	$(23,466)	$205,652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data and where indicated)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

SAVVIS, Inc. (the Company) provides managed information technology services including managed hosting, utility computing, colocation, security, network, and professional services through its global infrastructure to businesses and government agencies around the world.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, under the rules and regulations of the U.S. Securities and Exchange Commission (the SEC), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2008. Such audited consolidated financial statements are included in the Company’s Annual Report on Form 10-K (the Annual Report) filed with the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its Annual Report.

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.

Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

During the first quarter of 2009, the Company underwent an evaluation of job functions, which resulted in a realignment of costs from cost of revenue to sales, general and administrative expenses, which the Company believes more accurately presents the components of operating costs. To reflect the impact this change would have made if implemented in the prior period, the cost of revenue and sales, general and administrative expenses for the three months ended March 31, 2008 have been adjusted to reflect a $3.1 million reclassification. Total operating expenses and net income were not impacted by the change.

NOTE 2—RECENTLY ADOPTED ACCOUNTING STANDARDS

In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This includes qualitative disclosures about objectives for using derivatives by primary risk exposure and by purpose or strategy; information about the volume of the derivative activity; tabular disclosure of the financial statement location and amounts of the gains and losses related to the derivatives; and disclosures about credit-risk related contingent features in derivative agreements. It was effective for fiscal years beginning on or after November 15, 2008. The adoption of SFAS 161 has not had a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

On January 1, 2009, the Company adopted FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” The FSP changed the accounting for the Company’s Convertible Notes (the Notes). Under the new rule, an entity should separately account for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion. As a result of the FSP, the Company has reclassified approximately $72.6 million, which was comprised of a $74.5 million reclassification from long-term debt and an offsetting $1.9 million reclassification from debt issuance costs, to additional paid-in capital as of the issuance date. The long-term debt reclassification will be treated as an original issue discount of the Notes. Higher interest expense has resulted from recognition of the accretion of the discounted carrying value of the Notes to their face amount as interest expense. The Company was required to retrospectively revise its financial statements as though the provisions of the FSP had been in effect since the inception of Notes in May 2007.

The following table summarizes the effect of the changes on prior period information for the three months ended March 31, 2008:

	As Reported	Adjustment	Revised
Other (income) and expense	$2,985	$3,101	$6,086
Income (loss) before income taxes	(3,405)	(3,101)	(6,506)
Net income (loss)	(4,222)	(3,101)	(7,323)
Net income (loss) per common share	(0.08)	(0.06)	(0.14)

The following table summarizes the effect of the changes on prior period information as of December 31, 2008:

	As Reported	Adjustment	Revised
Other non-current assets	$17,693	$(1,314)	$16,379
Long-term debt, net of current portion	413,647	(53,398)	360,249
Additional paid-in capital	762,273	72,609	834,882
Accumulated deficit	(593,058)	(20,525)	(613,583)

For further information on the FSP and accounting treatment, please refer to Notes 2 and 6 of the Notes to the Financial Statements.

NOTE 3—FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has estimated the fair value of its financial instruments as of March 31, 2009 and December 31, 2008, as per the guidance of SFAS 157, “Fair Value Measurements,” using available market information or other appropriate valuation methods. SFAS 157 requires assets and liabilities to be categorized as Level 1, Level 2, or Level 3, dependant on the reliability of the inputs used in the valuation. Level 1 is considered more reliable than Level 3, as Level 3 depends on management’s assumptions. The definitions of the levels are as follows:

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

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the short-term nature of such instruments. As of March 31, 2009, substantially all of the Company’s $145.9 million of cash and cash equivalents was held in money market accounts, which are valued using Level 1 inputs. The Company is exposed to interest rate volatility with respect to the variable interest rates of its Credit Agreement and Lombard Loan Agreement (see Note 6). The Credit Agreement bears interest at current market rates, plus applicable margin. There were no balances outstanding on the Credit Agreement as of March 31, 2009 or December 31, 2008.

NOTE 4—NET INCOME (LOSS) PER COMMON SHARE

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

The following tables set forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$617	$(7,323)

Weighted-average shares outstanding – basic	53,609	53,099
Effect of dilutive securities (1):
Stock options (2)	4	—
Restricted preferred units (2)	—	—
Restricted stock units and restricted stock awards (2)	161	—

Weighted-average shares outstanding – diluted	53,774	53,099

Net income (loss) per common share:
Basic	$0.01	$(0.14)

Diluted	$0.01	$(0.14)

(1)	For the three months ended March 31, 2009, the effects of including 4.9 million incremental shares associated with the Convertible Notes and 0.4 million shares associated with unvested restricted stock awards were anti-dilutive and, therefore, excluded from the calculation of diluted net income per common share. For the three months ended March 31, 2008, the effects of including the incremental shares associated with the Convertible Notes and the assumed conversion equity instruments into common stock were anti-dilutive and, therefore, excluded from the calculation of diluted net income (loss) per common share.
(2)	As of March 31, 2009, the Company had outstanding 5.6 million stock options, 0.2 million restricted preferred units, and 0.6 million shares of restricted stock units and restricted stock awards.

NOTE 5—PROPERTY AND EQUIPMENT

The following table presents property and equipment, by major category, as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Facilities and leasehold improvements	$631,828	$631,685
Communications and data center equipment	474,395	470,922
Software	84,537	76,967
Office equipment	27,145	26,802

	1,217,905	1,206,376
Less accumulated depreciation and amortization	(503,683)	(469,730)

Property and equipment, net	$714,222	$736,646

Depreciation and amortization expense for property and equipment was $35.4 million and $30.2 million for the three months ended March 31, 2009 and 2008, respectively.

The following table presents property and equipment held under capital and financing method leases, by major category, which represent components of property and equipment included in the table above, as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Facilities and leasehold improvements	$119,654	$119,654
Communications and data center equipment	101,380	100,902

	221,034	220,556
Less accumulated amortization	(110,346)	(105,950)

Property and equipment held under capital and financing method leases, net	$110,688	$114,606

The portion of total depreciation and amortization expense attributable to assets held under capital and financing method leases was $4.0 million and $3.2 million for the three months ended March 31, 2009 and 2008, respectively.

NOTE 6—LONG-TERM DEBT

The following table presents long-term debt as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Convertible notes	$295,072	$291,602
Lombard loan agreement	50,620	47,852
Cisco loan facility, net of current portion of $6,600 and $6,600, respectively	19,145	20,795
Credit agreement	—	—

Long-term debt	$364,837	$360,249

Convertible Notes

In May 2007, the Company issued $345.0 million aggregate principal amount of 3.0% Convertible Senior Notes due May 15, 2012 (the Notes). Interest is payable semi-annually on May 15 and November 15 of each year and commenced November 15, 2007.

The Notes are governed by an Indenture dated May 9, 2007, between the Company, as issuer, and The Bank of New York, as trustee (the Indenture). The Indenture does not contain any financial covenants or restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company. The Notes are unsecured and are effectively subordinated to the Company’s existing or future secured debts to the extent of the assets securing such debt.

Upon conversion, holders will receive, at the Company’s election, cash, shares of the Company’s common stock, or a combination thereof. However, the Company may at any time irrevocably elect for the remaining term of the Notes to satisfy its conversion obligation in cash up to 100% of the principal amount of the Notes converted, with any remaining amount to be satisfied, at the Company’s election, in cash, shares of its common stock, or a combination thereof.

The initial conversion rate is 14.2086 shares of common stock per $1,000 principal amount of Notes, subject to adjustment. This represents an initial conversion price of approximately $70.38 per share of common stock. Holders of the Notes may convert their Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, due to the conversion formulas associated with the Notes, if the Company’s stock is trading at levels exceeding the conversion price per share of common stock, and if the Company elects to settle the obligation in cash, additional consideration beyond the $345.0 million of gross proceeds received would be required.

On January 1, 2009, the Company adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” As a result, the Company has separated the liability and equity components of the Notes, using an interest rate of 8.36% to calculate the fair value of the liability portion. The $74.5 million reclassification is being treated as original issue discount of the Notes and will be accreted through the maturity date of the Notes, May 15, 2012. The offset to this discount is recorded as an increase to additional paid-in capital. In connection with the issuance of the Notes, debt issuance costs totaling $8.9 million were deferred and are being amortized to interest expense through the maturity date of the Notes. With the adoption of FSP APB 14-1, $1.9 million of the debt issuance costs were reclassified as equity issuance costs and recorded as a decrease in additional paid-in capital, for a net adjustment of $72.6 million to additional paid-in capital. The remaining debt issuance costs related to the Notes, net of accumulated amortization, were $4.5 million as of March 31, 2009.

The following table summarizes the carrying amounts of the equity and liability components of the Convertible Notes, along with the unamortized discount and net carrying amount of the liability component.

	March 31, 2009	December 31, 2008
Equity component	$72,609	$72,609
Liability component:
Principal amount	$345,000	$345,000
Unamortized discount	(49,928)	(53,398)

Net carrying amount	$295,072	$291,602

The following table summarizes the amount of interest cost recognized for the periods relating to both the contractual interest and the accretion of the discount of the liability component of the Notes:

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash interest	$2,588	$2,588
Discount amortization	3,470	3,197

Total interest expense	$6,058	$5,785

Credit Facilities

Credit Agreement. The Company maintains a $50.0 million revolving credit facility, which includes a $40.0 million letter of credit provision. The Credit Agreement allows for an increase of up to $50.0 million, or a maximum facility of $100.0 million, within one year of the date of the agreement, December 8, 2008, subject to the satisfaction of certain conditions. The Credit Agreement will mature in December 2011. Borrowings under the Credit Agreement may be used to fund working capital, for capital expenditures and other general corporate purposes. The Credit Agreement contains affirmative, negative, and financial covenants which are measured on a quarterly basis and include limitations on capital expenditures and require maintenance of certain financial measures at defined levels. The Company’s obligations under the Credit Agreement and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of the Company’s assets, interest in assets and proceeds thereof, excluding those assets pledged under our loan with Lombard North Central Plc. Under the terms of the Credit Agreement, the Company may elect to pay interest on a base rate or LIBOR rate, plus an applicable margin. Unused commitments on the Credit Agreement are subject to an annual commitment fee of 0.50% to 0.75% and a fee is applied to outstanding letters of credit of 3.825% to 4.825%. As of March 31, 2009, the interest rate, including margin, would have been 7.50%, however, there were no outstanding loans under the Credit Agreement. There were approximately $24.8 million outstanding letters of credit as of March 31, 2009.

Loan Agreement and Lease Facility. The Company maintains a loan and security agreement (the Loan Agreement) and a master lease agreement (the Lease Agreement) with Cisco Systems Capital Corporation. The Loan Agreement provides for borrowings of up to $33.0 million, at an annual interest rate of 6.50%, to purchase network equipment. The Lease Agreement provides a lease facility (the Lease Facility) to purchase equipment with borrowings at the discretion of Cisco Systems Capital Corporation, at an annual interest rate based on two-year U.S. Treasury Notes. The effective interest rate on current outstanding borrowings ranges from 5.52% to 7.65%. The Company may utilize up to $3.0 million of the Lease Facility for third party manufactured equipment. The obligations under the Loan Agreement are secured by a first-priority security interest in the equipment. As of March 31, 2009, the Company had $25.7 million in outstanding borrowings under the Loan Agreement and $16.4 million under the Lease Facility.

Lombard Loan Agreement. A subsidiary of the Company, SAVVIS UK Limited (SAVVIS UK), maintains a loan agreement (the Lombard Loan Agreement) with Lombard North Central Plc. The Lombard Loan Agreement provides for borrowings of up to £35.0 million to be used in connection with the construction and development of a new data center in the United Kingdom. The Lombard Loan Agreement allows for advances from the lender to finance certain payments due to the contractor and others during the construction period. The Lombard Loan Agreement has a five-year term and requires interest installments for the first two years and installments of principal and interest for the remainder of the term. The Company has guaranteed the obligations of SAVVIS UK under the Lombard Loan Agreement and the obligations are secured by a first priority security interest in substantially all of SAVVIS UK’s current data center assets and certain future assets which will be located in the new data center. The Company currently maintains a letter of credit of £7.3 million, to be renewed annually, and up to a maximum of £14 million until at least December 31, 2013. As of March 31, 2009, outstanding borrowings under the Lombard Loan Agreement totaled £34.5 million, or approximately $50.6 million, with an effective interest rate of 4.19%. This interest rate was subject to the terms of an interest rate swap agreement which fixed the effective interest rate at 7.86%, as described in Note 7.

Debt Covenants

The provisions of the Company’s debt agreements contain a number of covenants including, but not limited to, restricting or limiting the Company’s ability to incur more debt, pay dividends, and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond the Company’s control. The breach of any of these covenants could result in a default under the Company’s debt agreements and could trigger acceleration of repayment. As of and during the three months ended March 31, 2009 and the year ended December 31, 2008, the Company was in compliance with all applicable covenants under the debt agreements.

Future Principal Payments

As of March 31, 2009, aggregate future principal payments of long-term debt were $5.0 million for the remainder of the year ended December 31, 2009, $6.6 million for the year ended December 31, 2010, $15.4 million for the year ended December 31, 2011, $370.1 million for the year ended December 31, 2012, and $28.3 million for the year ended December 31, 2013. Depending on settlement options at the Company’s election, the Convertible Notes may be settled in cash, shares, or a combination thereof. The weighted-average cash interest rate applicable to outstanding borrowings was 3.4% and 3.5% as of March 31, 2009 and December 31, 2008, respectively.

NOTE 7—DERIVATIVES

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign currency exchange rate risk and interest rate risk. The Company accounts for these derivatives in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of the Company’s cash flow hedges are recorded as an asset or liability, as applicable, on the balance sheet, with the offset in accumulated other comprehensive income (loss). To the extent that the periodic changes in the fair value of the derivatives are not effective, or if the hedge ceases to qualify for hedge accounting, the ineffective portion of the non-cash changes are recognized immediately in the consolidated statement of operations in the period of the change. At settlement, gains or losses are recognized immediately in the consolidated statements of operations.

Foreign Currency Hedges

The Company engages in foreign currency hedging transactions to mitigate its foreign currency exchange risk. As of March 31, 2009 and December 31, 2008, the Company had recorded deferred gains of $0.04 million and $0.14 million, respectively.

Interest Rate Swap

In January 2009, the Company entered in an amended swap agreement (the Swap Agreement) with National Westminster Bank, Plc (NatWest), to hedge the monthly interest payments incurred and paid under the Lombard Loan Agreement during the three year period beginning January 1, 2009 and ending December 31, 2011. Under the terms of the Swap Agreement, the Company owes monthly interest to NatWest at a fixed LIBOR rate of 5.06%, and receives from NatWest payments based on the same variable notional amount at the one month LIBOR interest rate set at the beginning of each month. The Swap Agreement effectively fixes the interest payments at 7.86%. As of March 31, 2009, the notional amount of the Swap Agreement was £32.5 million. During the three months ended March 31, 2009, the Company recognized no hedge ineffectiveness in the consolidated statement of operations. As of March 31, 2009, the Company had recorded a non-current liability of £3.0 million, or approximately $4.3 million, in relation to the fair value of the Amended Swap Agreement. The following table presents the settlement terms of Swap Agreement:

	March 31, 2009	December 31, 2009	December 31, 2010	December 31, 2011
Swap Agreement
Notional amount	£32,462	£35,000	£35,000	£29,375
Fixed rate	7.86%	7.86%	7.86%	7.86%

Balance Sheet Presentation

The Company’s foreign currency hedges are presented on a net basis in ‘Prepaid expenses and other current assets.’ The interest rate swap is presented on a net basis in ‘Other non-current accrued liabilities.’ The following table summarizes the fair value of the derivatives on a gross basis:

March 31, 2009
Assets:
Foreign currency hedges	$43

Liabilities:
Interest rate swap	$4,339

By using derivative instruments to hedge exposure to changes in foreign currency and interest rates, the Company exposes itself to credit risk, or the failure of one party to perform under the terms of the derivative contract. As of March 31, 2009, the Company had recorded an offset to its interest rate swap liability of $0.5 million to account for its credit risk, for a net interest rate swap liability of $3.8 million.

Income Statement Presentation

Realized gains and losses represent amounts related to the settlement of derivative instruments, which are reported on the consolidated statement of operations in ‘Other (income) and expense.’ All of the Company’s derivative instruments are cash flow hedges, as such, unrealized gains and losses, which represent the change in fair value of the derivative instruments, are recorded as a component of other comprehensive income (loss). The following table presents the Company’s realized gains and losses on derivative instruments:

Three Months Ended March 31, 2009
Realized gains (losses)
Foreign currency hedges	$—
Interest rate swap	(454)

$(454)

NOTE 8—CAPITAL AND FINANCING METHOD LEASE OBLIGATIONS

The following table presents future minimum payments due under capital and financing method leases as of March 31, 2009:

Remainder of 2009	$23,630
2010	31,728
2011	32,438
2012	32,105
2013	29,358
Thereafter	204,705

Total capital and financing method lease obligations	353,964
Less amount representing interest	(207,042)
Less current portion	(7,346)

Capital and financing method lease obligations, net	$139,576

Financing method lease obligation payments represent interest payments over the term of the lease; as such, the table above excludes a $50.6 million deferred gain that will be realized upon termination of the lease in accordance with accounting rules for financing method leases.

NOTE 9—OPERATING LEASES

The following table presents future minimum payments under operating leases as of March 31, 2009:

Remainder of 2009	$46,432
2010	59,841
2011	54,997
2012	48,153
2013	44,191
Thereafter	219,531

Total future minimum lease payments	$473,145

Rental expense under operating leases was $18.0 million and $19.2 million for the three months ended March 31, 2009 and 2008, respectively.

NOTE 10—OTHER ACCRUED LIABILITIES

The following table presents the components of other current and non-current accrued liabilities as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Current other accrued liabilities:
Wages, employee benefits, and related taxes	$12,825	$15,022
Deferred revenue	21,855	23,352
Taxes payable	4,204	6,127
Other current liabilities	25,536	27,174

Total current other accrued liabilities	$64,420	$71,675

Non-current other accrued liabilities:
Deferred revenue	$8,590	$9,099
Acquired contractual obligations in excess of fair value and other	15,068	15,474
Asset retirement obligations	28,141	27,750
Other non-current liabilities	20,567	19,265

Total non-current other accrued liabilities	$72,366	$71,588

Acquired contractual obligations in excess of fair value and other as of March 31, 2009 and December 31, 2008 represent amounts remaining from acquisitions related to fair market value adjustments of acquired facility leases and idle capacity on acquired long-term maintenance and power contracts that the Company did not intend to utilize.

NOTE 11—COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s customer contracts generally span multiple periods, which results in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $51.0 million, $38.6 million, $19.4 million, $13.6 million, $9.6 million, and $60.2 million during the years ended December 31, 2009, 2010, 2011, 2012, 2013, and thereafter, respectively. Should the Company not meet the minimum spending levels in any given term, decreasing termination liabilities representing a percentage of the remaining contractual amounts may become immediately due and payable. Furthermore, certain of these termination liabilities are potentially subject to reduction should the Company experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if the Company had terminated all of these agreements as of March 31, 2009, the maximum termination liability would have been $192.4 million. To mitigate this exposure, when possible, the Company aligns its minimum spending commitments with customer revenue commitments for related services.

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in the accompanying consolidated balance sheets, such as letters of credit, indemnifications, and operating leases, under which the majority of the Company’s facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through December 2022, and may be renewed as circumstances warrant. The Company’s financial instruments are valued based on the estimated amount of exposure and the likelihood of performance being required. In management’s past experience, no claims have been made against these financial instruments nor does it expect exposure to material losses resulting therefrom. As a result, the Company determined such financial instruments do not have significant value and has not recorded any related amounts in its consolidated financial statements. As of March 31, 2009, the Company had $24.8 million in letters of credit outstanding under the Credit Agreement, which is pledged as collateral to primarily support certain facility leases and utility agreements. Also, in connection with its 2007 sale of the assets related to its content delivery network services, the Company agreed to indemnify the purchaser should it incur certain losses due to a breach of the Company’s representations and warranties.

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

NOTE 12—COMPREHENSIVE LOSS

The following table presents comprehensive loss for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$617	$(7,323)
Net change in cash flow hedges (1)	(380)	(236)
Foreign currency translation	(1,429)	(2,811)

Comprehensive loss	$(1,192)	$(10,370)

(1)	Includes foreign currency cash flow hedges and interest rate swaps.

NOTE 13—EQUITY-BASED COMPENSATION

As of March 31, 2009, the Company has equity-based compensation plans which provide for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, and cash awards. Any of these awards may be granted as incentives to reward and encourage individual contributions to the Company. In addition, the Company established an employee stock purchase plan (ESPP) that allows eligible employees to purchase Company common stock at a 15% discount to the fair market value on the last trading day of the withholding period. As of March 31, 2009, the plans had 13.7 million shares authorized for grants of equity-based instruments, of which 6.5 million shares were associated with outstanding instruments. Stock options generally expire 10 years from the grant date and have graded vesting over four years. Restricted stock units (RSUs) and restricted stock awards (RSAs) granted to certain employees have included performance features and graded vesting expected over periods up to four years. Restricted preferred units (RPUs) granted to certain executives have graded vesting over four years. RSAs granted to non-employee directors have graded vesting over three years. The Company generally issues new shares of common stock upon exercise of equity-based compensation awards. As the restricted preferred units have an exercise price, the Company accounts for them as stock appreciation rights. As of March 31, 2009, the Company had $36.2 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 2.2 years.

The following table presents information associated with the Company’s equity-based compensation awards for the three months ended March 31, 2009 (in thousands):

	Restricted Stock Units	Restricted Stock	Options and RPUs
Outstanding at beginning of period	300	47	5,814
Granted	28	517	493
Delivered/Exercised	(223)	(6)	(1)
Forfeited	—	(18)	(30)
Cancelled	—	(34)	(397)

Outstanding at end of period	105	506	5,879

In March 2009 certain RSUs and in March 2008 certain RSUs and RPUs became vested and were delivered to employees. Under the terms of the award agreements, the Company withheld 0.1 million of common stock for each period upon vesting to satisfy employee tax withholding requirements that arose in connection with such vesting. As a result, the Company cash funded the statutory minimum tax withholdings which resulted in a reduction of additional paid-in capital of $0.4 million and $2.3 million for the three months ended March 31, 2009 and 2008, respectively.

NOTE 14—INCOME TAXES

For the three months ended March 31, 2009, the Company recorded income tax expense of $0.6 million on income before income taxes of $1.2 million. Comparatively, for the year ended December 31, 2008, the Company recorded income tax expense of $3.0 million on a loss before income taxes of $6.2 million. Management currently anticipates a pretax loss in 2009, however income tax expense is expected primarily due to certain jurisdictional alternative minimum taxes on income.

As of December 31, 2008, the Company had approximately $174.3 million in U.S. net operating loss (NOL) carryforwards. These carryforwards exclude $53.5 of additional NOLs due to limitations prescribed by SFAS 123(R), which are available from an income tax return perspective.

Aside from any projected current year utilization, the Company maintains a full valuation allowance on net deferred tax assets arising primarily from NOL carryforwards and other tax attributes because the future realization of such benefits is uncertain. As a result, to the extent that those benefits are realized in future periods, they will favorably affect tax expense and net income.

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

Selected financial information for the Company’s geographic regions is presented below. For the three months ended March 31, 2009 and 2008, revenue earned in the U.S. represented approximately 84% for both periods.

	Three Months Ended March 31,
	2009	2008
Revenue:
Americas	$185,475	$171,466
EMEA	26,743	24,108
Asia	9,305	7,709

Total revenue	$221,523	$203,283

	March 31, 2009	December 31, 2008
Property and equipment, net:
Americas	$621,516	$640,037
EMEA	71,957	74,162
Asia	20,749	22,447

Total property and equipment, net	$714,222	$736,646

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying unaudited consolidated condensed financial statements and notes thereto to assist readers in understanding our results of operations, financial condition, and cash flows. You should read the following discussion in conjunction with our audited consolidated financial statements and notes thereto and MD&A as of and for the year ended December 31, 2008, included in our Annual Report on Form 10-K for such period as filed with the U.S. Securities and Exchange Commission. The following discussion contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, including those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. Our actual results may differ materially from the results discussed in the forward-looking statements.

EXECUTIVE SUMMARY

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

•

Managed Hosting Services, which includes dedicated hosting, utility computing and storage, cloud services, managed security services, and professional services, provide a fully managed solution for a customer’s server, data storage, and network equipment needs. In providing our managed hosting services, we deploy industry standard hardware and software platforms that are installed in our data centers to deliver the physical or virtualized services necessary for operating our customers’ applications.

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

Business Trends and Outlook

The increasingly difficult global economic environment remains our highest concern as we continue to monitor the impact that the economic downturn may have on our customers, particularly those customers in the financial services industry. Approximately 26% of our revenue for the three months ended March 31, 2009 was generated by customers in the financial sector. Given the current economic environment and uncertainty in the financial services industry, we remain cautious regarding these customers and their future impact on our revenue and profitability. Last year, one such financial services customer, American Stock Exchange, which accounted for approximately 3% of our revenue for the year ended December 31, 2008, announced the completion of its merger with another company. This merger was unrelated to the current credit crisis; however, during the first quarter of 2009, the merged entity cancelled its contract with us which will result in a decrease in revenue in the future.

The economic situation has also reduced our visibility into the timing of new business closure. Sales cycles for new business have lengthened as a result of customer cost pressures, and the visibility into the enterprise decision making cycle and timing has deteriorated due to tightening IT budgets. Despite these challenges, we believe we have considerable opportunity and believe that companies will increasingly consider moves to outsourced IT solutions, as the internal pressure to control their infrastructure spending collides with increasing demands from their user community. Our services model enables our enterprise customers to choose from a number of different strategies to reduce their IT costs. Our focus is to provide mission-critical, non-discretionary IT infrastructure outsourcing and we are considered specialists in managing servers, storage, virtualization, security and network infrastructure. With the recent completion of a significant phase of our global data center expansion, we believe we have the right footprint and functionality in place to provide our customers with the products and services they need, where they need it. We continue to see opportunity for our new and innovative service offerings, such as software as a service, or SaaS, and our proximity hosting solutions.

The center point of our strategy is to provide a scalable managed hosting solution. Colocation and network services play an important and foundational role, however we remain intently focused on growing our managed hosting business. The colocation market has grown and the prices have remained stable, and we are pleased with the progress we have made in that business. Colocation has now become an accepted first step in embracing IT outsourcing solutions. Our network business will continue to be under pressure throughout 2009, but we are seeing more demand for an integrated managed hosting and managed network solution, particularly in hosted applications requiring higher network performance. This can be provided by our application transport network. Colocation and network services both require significant capital to sustain growth and, unlike managed hosting, these markets lack the barriers to entry and the high switching costs needed to maintain pricing power. We believe the intersection of colocation, network and managed hosting allows us to produce a much higher return on invested capital than colocation or network alone, particularly by leveraging technologies for shared platform resources. We will continue to incorporate colocation and network into our IT infrastructure solutions as we build our managed hosting business going forward.

Our focus in 2009 is on our customers, and aiming to offer the solutions they need to better manage the current and future costs associated with their IT infrastructure. We are looking forward to developing and leading the market for hosting SaaS offerings from independent software vendors and expanding our existing virtualization and utility computing solutions. We plan to leverage our compelling opportunities in proximity hosting to penetrate and lead the market for hosting applications in financial markets. We believe our ability to offer our trading community a portfolio of managed hosting services, such as compute, storage, virtualization and managed network incorporating market data differentiates us from our competitors.

Related to the expansion of our service portfolio, of particular note is our investment in cloud services. Our cloud service offering will be focused on our core markets, specifically infrastructure solutions for enterprise applications. To that end, we will continue to invest and develop on-demand, customer provisioned infrastructure services on multi-tenant platforms that utilize usage-based billing, and as a market differentiator will offer multiple service grades within the shared platforms.

Based on current economic conditions and demand for our services, we also will continue to remain focused on initiatives that we believe will continue to improve the health of our growing business, including:

•	Increasing the quality of our infrastructure and the reliability of our services through additional investments in systems;

•	Improving efficiencies in our services and support and our general and administrative areas through process and productivity improvements;

•	Investment in cloud products and services;

•	Increased client satisfaction through our response to customer satisfaction surveys; and

•	Exploring strategic options for a portion or all of those services that have experienced relatively slow growth in the past in order to allow us to focus on our high growth services.

SIGNIFICANT EVENTS

Interest Rate Swap

In January 2009, we entered into a cash flow hedge agreement with National Westminster Bank, Plc., or NatWest, to amend our existing interest rate swap agreement, the Swap Agreement. The Swap Agreement hedges the monthly interest payments incurred and paid under our loan agreement with Lombard North Central, Plc., or Lombard, during the three year period beginning January 1, 2009 and ending December 31, 2011. Under the terms of the Swap Agreement, we owe monthly interest to NatWest at a fixed LIBOR interest rate of 5.06% and receive from NatWest payments based on the same variable notional amount at the one month LIBOR interest rate set at the beginning of each month. The Swap Agreement effectively fixes the monthly LIBOR interest rate payments owed to Lombard at 7.86%. As of March 31, 2009, the fair value of the Swap Agreement was £3.0 million, or approximately $4.3 million. Additionally, we recorded an offset to this liability of $0.5 million to account for our credit default risk, as required by Statement of Financial Accounting Standards, or SFAS, 157, “Fair Value Measurements.”

RESULTS OF OPERATIONS

The historical financial information included in this Form 10-Q is not intended to represent the consolidated results of operations, financial position, or cash flows that may be achieved in the future.

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Executive Summary of Results of Operations

Revenue increased $18.2 million, or 9%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily as a result of a 18% increase in total hosting services, which included $3.0 million of non-recurring termination fees, partially offset by declines in network services revenue. Income from operations increased to $15.6 million for the three months ended March 31, 2009 compared to a loss from operations of $0.4 million for the three months ended March 31, 2008. The increase in income from operations of $16.0 million was due to increased revenue partially offset by an increase in operating costs to support growth in the business. Income before income taxes for the three months ended March 31, 2009 was $1.2 million. Loss before income taxes was $6.5 million for the three months ended March 31, 2008. The improvement of $7.7 million in 2009 was primarily the result of increased revenues.

The following table presents revenue by major service category (dollars in thousands):

	Three Months Ended March 31,
	2009	2008	Dollar Change	Percentage Change
Revenue:
Colocation	$84,232	$67,908	$16,324	24%
Managed hosting	68,086	61,308	6,778	11%

Total hosting	152,318	129,216	23,102	18%
Network services	69,205	74,067	(4,862)	(7)%

Total revenue	$221,523	$203,283	$18,240	9%

Revenue. Revenue was $221.5 million for the three months ended March 31, 2009, an increase of $18.2 million, or 9%, from $203.3 million for the three months ended March 31, 2008. Hosting revenue was $152.3 million for the three months ended March 31, 2009, an increase of $23.1 million, or 18%, from $129.2 million for the three months ended March 31, 2008, and included $3.0 million of non-recurring termination fees. The increase was due primarily to a $16.3 million increase in colocation revenue that resulted from sales into new and expanded data centers. Network services revenue was $69.2 million for the three months ended March 31, 2009, a decrease of $4.9 million, or 7%, from $74.1 million for the three months ended March 31, 2008. The decrease was driven by declines in managed IP VPN revenue.

Cost of Revenue. Cost of revenue includes costs of leasing local access lines to connect customers to our Points of Presence, or PoPs; leasing backbone circuits to interconnect our PoPs; indefeasible rights of use, operations and maintenance; rental costs, utilities, circuit costs; and other operating costs for hosting space; and salaries and related benefits for engineering, service delivery and provisioning, customer service, consulting services and operations personnel who maintain our network, monitor network performance, resolve service issues, and install new sites. Cost of revenue excludes depreciation, amortization, and accretion, which is reported as a separate line item of operating costs, and includes non-cash equity-based compensation. Cost of revenue was $120.5 million for the three months ended March 31, 2009, an increase of $5.0 million, or 4%, from $115.5 million for the three months ended March 31, 2008. This increase was primarily driven by an expanded cost base to support revenue growth, including $5.6 million in rent and utilities on new data centers and $1.0 million in real estate taxes, partially offset by decreases in customer related costs. Cost of revenue, as a percentage of revenue, was 54% for the three months ended March 31, 2009 compared to 57% for the three months ended March 31, 2008.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses include sales and marketing salaries and related benefits; product management, pricing and support salaries and related benefits; sales commissions and referral payments; advertising, direct marketing and trade show costs; occupancy costs; executive, financial, legal, tax and administrative support personnel and related costs; professional services, including legal, accounting, tax and consulting services; and bad debt expense. It excludes depreciation, amortization, and accretion, which is reported as a separate line item of operating costs, and includes non-cash equity-based compensation. Sales, general, and administrative expenses were $49.1 million for the three months ended March 31, 2009, a decrease of $7.3 million, or 13%, from $56.4 million for the three months ended March 31, 2008. This decrease was driven by a decrease in salaries, wages and benefits of $3.2 million and a $2.1 million decrease in non-cash equity-based compensation. Sales, general, and administrative expenses as a percentage of revenue were 22% for the three months ended March 31, 2009, and 28% for the three months ended March 31, 2008.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion expense consists primarily of the depreciation of property and equipment, amortization of intangible assets, and accretion expense related to the aging of the discounted present value of certain liabilities and unfavorable long-term fixed price contracts assumed in acquisitions. Depreciation, amortization, and accretion was $36.3 million for the three months ended March 31, 2009, an increase of $4.6 million, or 15%, from $31.7 million for the three months ended March 31, 2008. This increase was due to the addition of new data centers and other capital expenditures.

Other Income and Expense. Other income and expense represents interest on our long-term debt, interest on our capital and financing method lease obligations, certain other non-operating charges, and interest income on our invested cash balances. Other income and expense was $14.4 million for the three months ended March 31, 2009, an increase of $8.3 million, or 137%, from $6.1 million for the three months ended March 31, 2008. The $2.9 million increase in interest expense for the three months ended March 31, 2009 was driven by a $1.3 million increase in interest on capital leases and the Cisco loan, $0.9 million of interest on the Lombard loan, and a $0.3 million decrease in capital interest. Interest income decreased $1.5 million due to lower average interest rates and lower average daily cash balances invested during the three months ended March 31, 2009. Other income expense decreased $4.0 million due to less favorable impact from currency revaluation of foreign denominated balances during the three months ended March 31, 2009. The following table presents a quarterly overview of the components of other income and expense (dollars in thousands):

	Three Months Ended March 31,
	2009	2008	Dollar Change	Percentage Change
Other income and expense
Interest expense	$14,516	$11,614	$2,902	25%
Interest income	(114)	(1,585)	1,471	93%
Other (income) expense	24	(3,943)	3,967	101%

Total other income and expense	$14,426	$6,086	$8,340	137%

Income (Loss) before Income Taxes. Income before income taxes for the three months ended March 31, 2009 was $1.2 million, an improvement of $7.7 million from a loss before income taxes of $6.5 million for the three months ended March 31, 2008.

Income Tax Expense. Income tax expense for the three months ended March 31, 2009 was $0.6 million compared to $0.8 million for the three months ended March 31, 2008. The $0.2 million decrease was due to the expectation of a lower alternative minimum tax liability in 2009.

Net Income (Loss). Net income for the three months ended March 31, 2009 was $0.6 million, an increase of $7.9 million, from a net loss of $7.3 million for the three months ended March 31, 2008, primarily driven by the factors previously described.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, our cash and cash equivalents balance was $145.9 million. We generated $45.7 million in net cash provided by operating activities during the three months ended March 31, 2009, an increase of $13.7 million from net cash provided by operating activities of $32.0 million for the three months ended March 31, 2008. This change was primarily due to overall improvements in our operating results, largely resulting from continued operational efficiencies and cost-savings initiatives. Net cash used in investing activities for the three months ended March 31, 2009 was $18.2 million, a decrease of $25.1 million from net cash used in investing activities of $43.3 million for the three months ended March 31, 2008. This decrease was driven by a decrease in expansion related capital expenditures during the three months ended March 31, 2009. Net cash used in financing activities for the three months ended March 31, 2009 was $2.0 million, a decrease of $1.4 million from net cash used in financing activities of $3.4 million for the three months ended March 31, 2008. This decrease primarily relates to proceeds of $2.1 million from the Lombard financing and a $1.8 million decrease in payment for employee taxes on equity-based instruments, partially offset by increased principal payments on capital lease obligations and the Cisco loan.

We believe we have sufficient cash to fund business operations and capital expenditures for at least twelve months from the date of this filing, from cash on hand, operations, and available debt capacity.

The following table presents a quarterly overview of our cash flows for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net cash provided by operating activities	$45,650	$44,878	$47,265	$21,431	$31,984

Net cash used in investing activities	(18,252)	(36,889)	(68,877)	(97,107)	(43,293)

Net cash provided by (used in) financing activities	(1,974)	1,759	20,079	29,633	(3,409)

Net increase (decrease) in cash and cash equivalents	24,578	5,237	(2,162)	(46,433)	(18,499)

Long-term Debt and Other Financing

The following table sets forth our long-term debt and other financing as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31, 2009	December 31, 2008
Convertible notes	$295,072	$291,602
Lombard loan facility	50,620	47,852
Other financing (1)	25,745	27,395
Credit agreement	—	—
Capital and financing method lease obligations (2)	197,569	197,868

Total long-term debt and other financing	$569,006	$564,717

(1)	Other financing includes borrowings under our Cisco loan agreement, for which the weighted-average interest rate was 6.50% as of March 31, 2009 and December 31, 2008. The amount presented in the table above includes the current amounts due of $6.6 million for both March 31, 2009 and December 31, 2008. Payments on the loan are made monthly.
(2)	Capital and financing method lease obligations include capital and financing method leases on certain of our facilities and equipment held under capital leases. The weighted-average interest rates for such leases were 12.64% as of March 31, 2009 and 12.63% as of December 31, 2008. The amounts presented in the table above include the current amounts due of $7.3 million as of March 31, 2009 and $6.4 million as of December 31, 2008, respectively.

Future Principal Payments of Long-term Debt and Other Financing

The following table sets forth our aggregate future principal payments of long-term debt and other financing as of March 31, 2009 (dollars in thousands):

	Future Principal Payments of Long-term Debt and Other Financing
	Total	Remainder 2009	2010	2011	2012	2013	Thereafter
Convertible notes (1)	$345,000	$—	$—	$—	$345,000	$—	$—
Capital lease obligations (2)	145,195	5,471	8,059	9,562	10,215	8,536	103,352
Lombard loan agreement (3)	54,640	—	—	8,781	19,026	26,833	—
Other financing	25,745	4,950	6,600	6,600	6,122	1,473	—
Credit agreement	—	—	—	—	—	—	—

Total	$570,580	$10,421	$14,659	$24,943	$380,363	$36,842	$103,352

(1)	Represents principal amount of the convertible notes.
(2)	Does not include future payments on our financing method lease obligation as they represent interest payments over the term of the lease.
(3)	Future principal payments for the Lombard loan agreement include estimated future borrowings per the terms of the agreement and scheduled payments based on those future borrowings. The Lombard loan agreement is denominated in GBP, future principal payments in USD are based on our quarter-end exchange rate.

The weighted-average cash interest rate applicable to outstanding borrowings was 3.4% and 3.5% as of March 31, 2009 and December 31, 2008, respectively.

We may elect from time to time purchase or retire amounts of the outstanding Convertible Notes through cash purchases or exchanges for other securities of ours in open market transactions, privately negotiated transactions or a tender offer. The Company will evaluate such transactions, if any, in light of the then-existing market conditions.

Changes in Liquidity and Capital Resource

In January 2009, we entered into a cash flow hedge agreement with National Westminster Bank, Plc., or NatWest, to amend our existing interest rate swap agreement, or the Swap Agreement. The Swap Agreement hedges the monthly interest payments incurred and paid under our loan agreement with Lombard North Central, Plc., or Lombard, during the three year period beginning January 1, 2009 and ending December 31, 2011. Under the terms of the Swap Agreement, we owe monthly interest to NatWest at a fixed LIBOR interest rate of 5.06% and receive from NatWest payments based on the same variable notional amount at the one month LIBOR interest rate set at the beginning of each month. The Swap Agreement effectively fixes the monthly LIBOR interest rate payments owed to Lombard at 7.86%. During the three months ended March 31, 2009, we recognized no hedge ineffectiveness in the consolidated statement of operations. As of March 31, 2009, we had recorded a non-current liability of $4.3 million in relation to the fair value of the Swap Agreement.

For information on our long-term debt, please refer to Note 6 of Notes to Consolidated Financial Statements located in this Quarterly Report on Form 10-Q. For further information regarding the Swap Agreement, please refer to Note 7 of Notes to Consolidated Financial Statements.

Debt Covenants

The provisions of our debt agreements contain a number of covenants including, but not limited to, maintaining certain financial conditions, restricting or limiting our ability to incur more debt, pay dividends, and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt agreements and could trigger acceleration of repayment. As of and during the three months ended March 31, 2009, we were in compliance with all applicable covenants under the debt agreements.

Commitments and Contingencies

Our customer contracts generally span multiple periods, which result in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $51.0 million, $38.6 million, $19.4 million, $13.6 million, $9.6 million, and $60.2 million during the years ended December 31, 2009, 2010, 2011, 2012, 2013, and thereafter, respectively. Should we not meet the minimum spending levels in any given term, decreasing termination liabilities, representing a percentage of the remaining contractual amounts, may become immediately due and payable. Furthermore, certain of these termination liabilities are potentially subject to reduction should we experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if we had terminated all of these agreements as of March 31, 2009, the maximum liability would have been $192.4 million. To mitigate this exposure, when possible, we align our minimum spending commitments with customer revenue commitments for related services.

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

Off-Balance-Sheet Arrangements

As March 31, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in our consolidated balance sheets, such as letters of credit, indemnifications, and operating leases under which the majority of our facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through December 2022, and may be renewed as circumstances warrant. Our financial instruments are valued based on the estimated amount of exposure and the likelihood of performance being required. Based on our past experience, no claims have been made against these financial instruments nor do we expect exposure to material losses resulting therefrom. As a result, we determined such financial instruments did not have significant value and have not recorded any related amounts in our consolidated financial statements. As of March 31, 2009, we had $24.8 million in letters of credit outstanding under the Credit Agreement, pledged as collateral to support certain facility leases and utility agreements. Also, in connection with the 2007 sale of our assets related to content delivery network services, we agreed to indemnify the purchaser should it incur certain losses due to a breach of our representations and warranties.

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

We assess collectibility of account receivables based on a number of factors, including customer payment history and creditworthiness. We generally do not request collateral from our customers although in certain cases we may obtain a security deposit. We maintain an allowance for uncollectibles when evaluating the adequacy of allowances, and we specifically analyze accounts receivable, current economic conditions and trends, historical bad debt write-offs, customer concentrations, customer payment history and creditworthiness, and changes in customer payment terms. Delinquent account balances are charged to expense after we have determined that the likelihood of collection is not probable.

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

Other Critical Accounting Policies

While all of the significant accounting policies are described in Part II, Item 7 of our 2008 Annual Report on Form 10-K filed with the SEC, some of these policies may be viewed as being critical. Such policies are those that are most important to the portrayal of our financial condition and require our most difficult, subjective or complex estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and assumptions. For further information regarding the application of these and other accounting policies, see Part II, Item 7 of our 2008 Annual Report on Form 10-K.

For information on recently adopted accounting standards, please refer to Note 2 of Notes to Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of March 31, 2009, we had approximately $50.6 million outstanding variable rate debt under the Lombard Loan Agreement. The interest rate payable for the three months ended March 31, 2009 was the one month LIBOR, set at the beginning of each month, plus 2.80%, and averaged 4.50%. In January 2009, we entered into an amended interest rate swap agreement with NatWest to fix the variable interest rate for the outstanding balance as of December 31, 2008 at 7.86%. New borrowings under the Lombard Loan Agreement will remain at the variable one month LIBOR plus 2.80%. The remainder of our outstanding debt was fixed rate debt and was comprised of our Convertible Notes and our Loan Agreement with Cisco Systems Capital Corporation. The Convertible Notes bear cash interest on the $345.0 million principal at 3% per annum. Due to the adoption of FSP APB 14-1, as discussed in Note 6 of Notes to the Financial Statements, an additional 5.36% of interest expense is recognized as accretion of the discounted portion of the Convertible Notes. As of March 31, 2009, the carrying amount of the Convertible Notes was $295.1 million. There was $25.7 million outstanding for the Loan Agreement with Cisco Systems Capital Corporation as of March 31, 2009, which provided for borrowings of up to $33.0 million, at an annual interest rate of 6.50%, to purchase network equipment.

There have been no material changes in our assessment of market risk sensitivity since our presentation of “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Control over Financial Reporting

In January 2009, we implemented a new enterprise resource planning system by SAP AG for our global operations. As a result, we have updated our internal controls as necessary to accommodate the modifications to our business processes and accounting procedures. There have not been any other significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2009, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

We recognized a net income of $0.6 million for the three months ended March 31, 2009. For the years ended December 31, 2008, 2007, and 2006, respectively, we recognized a net loss of $22.0 million, net income of $242.9 million, and a net loss of $44.0 million and we may incur net losses in the future. We may also have fluctuations in revenues, expenses and losses due to a number of factors, many of which are beyond our control, including the following:

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

We are vulnerable to general downturns in the domestic and international economies. Due to the current economic downturn, demand for our services may decrease as our customers face a deterioration of their businesses or decide to delay capital spending out of uncertainty regarding the future. In addition, our customers may find it more difficult to raise capital in the future due to substantial limitations on the availability of credit and may be forced to delay capital expenditures to upgrade their IT infrastructure. Furthermore, our customers may demand better pricing terms and their ability to timely pay our invoices may be affected by an increasingly weakened economy. A continued deterioration of the economy could also result in a number of our customers facing bankruptcy. Approximately 26% of our revenue in the three months ended March 31, 2009 was generated by customers in the financial services industry, which has been severely and negatively affected in the current economic downturn. As a result, these customers may reduce the services they purchase from us, merge with competitors or enter into bankruptcy, any of which could adversely affect our revenues. If the economy weakens further, then our revenues and overall financial condition may be adversely affected.

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

We depend on a number of third-party providers, and the loss of, or problems with, one or more of these providers may cause financial losses, impede our growth or cause us to lose customers.

We are dependent on third-party providers to supply products and services. For example, we lease equipment from equipment providers, bandwidth capacity from telecommunications network providers in the quantities and quality we require, data center space from third party landlords, power services from local utilities and other energy suppliers, and we source equipment maintenance through third parties. While we have entered into various agreements for equipment, carrier line capacity, data center space, power services, and maintenance, any failure to obtain equipment, additional capacity or space, power services, or maintenance, if required, would impede the growth of our business and cause our financial results to suffer. The equipment that we purchase could be deficient in some way, thereby affecting our products and services. In addition, our customers that use the equipment and facilities we lease or the services of these telecommunication providers may in the future experience difficulties due to failures unrelated to our systems. If, for any reason, these providers fail to provide the required services to us or our customers or suffer other failures, we may incur financial losses and our customers may lose confidence in our company, and we may not be able to retain these customers.

Our indebtedness could limit our ability to operate our business successfully.

As of March 31, 2009, the total principal amount of our debt, including capital and financing method lease obligations was $569.0 million. In addition, we expect from time to time to continue to incur additional indebtedness and other liabilities in the future. If we incur additional indebtedness or if we use more cash than we generate in the future, then the possibility that we may not have cash sufficient to pay, when due, the outstanding amount of our indebtedness will increase. If we do not have sufficient cash available to repay our debt obligations when they mature, we will have to refinance such obligations or we would be in default under the terms of our debt obligations, and there can be no assurance that we will be successful in such refinancing or that the terms of any refinancing will be acceptable to us. This also means that we will need to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, reducing the funds available for operations, working capital, capital expenditures, sales and marketing initiatives, acquisitions, and general corporate or other purposes. Our debt agreements also contain covenants that, among other things, restrict our ability to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, make capital expenditures, merge or consolidate, and transfer or sell assets. In addition, our debt agreements contain financial covenants that require us to maintain certain financial ratios and minimum performance levels. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could trigger acceleration of repayment.

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

If appropriate opportunities present themselves, we may make acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

•	the difficulty of assimilating the operations and personnel of the combined companies;

•	the risk that we may not be able to integrate the acquired services, products, or technologies with our current services, products, and technologies;

•	the potential disruption of our ongoing business;

•	the diversion of management attention from our existing business;

•	the inability to retain key technical and managerial personnel;

•	the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;

•	difficulty in maintaining controls, procedures, and policies;

•	the impairment of relationships with employees, suppliers, and customers as a result of any integration;

•	the loss of an acquired base of customers and accompanying revenue;

•	the assumption of leased facilities or other long-term commitments, or the assumptions of unknown liabilities, that could have a material adverse impact on our profitability and cash flow; and

•	dilution to our stockholders.

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

Thomson Reuters accounted for approximately 7% of our revenue in the first three months of 2009 and 2008. Investment companies, banks and other financial services companies, excluding Thomson Reuters, accounted for approximately 19% of our revenue in the first three months of 2009 and 18% of our revenue for the first three months in 2008. Recently, one such financial services customer, American Stock Exchange, which accounted for approximately 3% of our revenue for both of the three months ended March 31, 2009 and the year ended December 31, 2008, announced the completion of its merger with another company. This merger was unrelated to the current credit crisis; however, the merged entity has cancelled its contract with us, which will result in a decrease in revenue in the future. The loss of Thomson Reuters or any of our other key customers, including our customers in the financial sector, due to the acquisition of such customers, their bankruptcy, adverse economic or other reasons, or a considerable reduction in the amount of our services that these customers purchase, could materially reduce our revenues which, to the extent not offset by cost reductions or revenue from new or other existing customers, could materially reduce our cash flows and adversely affect our financial position. This may limit our ability to raise capital or fund our operations, working capital needs, and capital expenditures in the future.

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

In connection with our sale of the assets related to our content delivery network, we agreed to indemnify the purchaser for certain losses that it may incur due to a breach of our representations and warranties. If we are required to perform such obligations should they arise, any actions we are required to take or payments we are required to make could harm our operations and prevent us from being able to engage in favorable business activities, consummate strategic acquisitions or otherwise fund capital needs.

Difficulties presented by international economic, political, legal, accounting, tax and business factors could harm our business in international markets.

For the three months ended March 31, 2009, 16% of our total revenue was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

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

Historically, we have invested in AAA rated U.S. government agencies, AAA rated money market funds meeting certain criteria, and A1/P1 rated commercial paper. The market value of these investments may decline due to general credit, liquidity, market, interest rate, and issuer default risks, which may be directly or indirectly affected by the current credit crisis that has affected various sectors of the financial markets causing credit and liquidity issues. As of March 31, 2009, an immaterial portion of our investment portfolio is not currently liquid. We do not believe that the current liquidity issues related to this investment will impact our ability to fund our ongoing business operations. However, if the global credit crisis persists or intensifies, declines in the market values of our investments in the future could have an adverse impact on our financial condition and operating results.

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

We have approximately 54.3 million shares of common stock outstanding, the majority of which is held by a small number of investment firms, including Welsh, Carson, Anderson & Stowe, or Welsh Carson. As of May 1, 2009, investment partnerships sponsored by Welsh Carson own approximately 28% of our outstanding common stock, and since December 2006, Welsh Carson has distributed over 12.1 million shares of our common stock to its limited partners. These shares may and some have been sold in the public market immediately following such distributions. Also, as of May 1, 2009, Welsh Carson and individuals affiliated with Welsh Carson are entitled to certain registration rights with respect to 14.2 million shares of our common stock held by them. Sales of substantial amounts of shares of our common stock in the public market, including sales following Welsh Carson distributions, or the perception that those sales will occur, could cause the market price of our common stock to decline. Those sales also might make it more difficult for us to sell equity and equity-related securities in the future at a time and at a price that we consider appropriate.

Our stock price is subject to significant volatility.

Since April 1, 2008, until the present, the closing price per share of our common stock has ranged from a high of $20.03 per share to a low of $5.09 per share. Our stock price has been, and may continue to be, subject to significant volatility due to conditions in the technology industry or in the financial markets generally, sales of our securities by significant stockholders and the other risks and uncertainties described or incorporated by reference herein.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit Index Number	Exhibit Description	Filed with the Form 10-Q	Incorporated by Reference
			Form	Filing Date with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1	November 12, 1999	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	January 31, 2000	3.2

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 14, 2002	3.3

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 13, 2004	3.4

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 5, 2005	3.5

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		8-K	June 7, 2006	3.1

3.7	Amended and Restated Bylaws of the Registrant		10-Q	August 1, 2008	3.3

4.1	Form of Common Stock Certificate		S-1/A	January 31, 2000	4.1

4.2	Indenture, dated as of May 9, 2007, between Registrant and The Bank of New York, as trustee, including the Form of Global Note attached as Exhibit A thereto		8-K	May 10, 2007	4.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVVIS, Inc.

Date:	May 7, 2009	By:	/s/ Philip J. Koen
Philip J. Koen
Chief Executive Officer
(principal executive officer)

Date:	May 7, 2009	By:	/s/ Gregory W. Freiberg
Gregory W. Freiberg
Chief Financial Officer
(principal financial officer and principal accounting officer)