Form 10-Q
period 2009-06-30
SAVVIS, Inc.
filed 2009-08-06
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Common stock, $0.01 Par Value – 54,300,199 shares as of July 31, 2009

The Exhibit Index begins on page 43.

SAVVIS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I.	FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$154,948	$121,284
Trade accounts receivable, net of allowance of $7,085 and $7,947	46,797	51,745
Prepaid expenses and other current assets	29,122	23,641

Total Current Assets	230,867	196,670

Property and equipment, net	721,890	736,646
Other non-current assets	15,071	16,379

Total Assets	$967,828	$949,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Payables and other trade accruals	$37,702	$41,538
Current portion of long-term debt and lease obligations	13,927	13,049
Other current accrued liabilities	65,521	71,675

Total Current Liabilities	117,150	126,262

Long-term debt, net of current portion	373,870	360,249
Capital and financing method lease obligations, net of current portion	188,601	191,419
Other non-current accrued liabilities	76,527	71,588

Total Liabilities	756,148	749,518

Stockholders’ Equity:
Common stock; $0.01 par value, 1,500,000 shares authorized; 54,266 and 53,464 shares issued and outstanding	543	535
Additional paid-in capital	849,640	834,882
Accumulated deficit	(619,140)	(613,583)
Accumulated other comprehensive loss	(19,363)	(21,657)

Total Stockholders’ Equity	211,680	200,177

Total Liabilities and Stockholders’ Equity	$967,828	$949,695

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$219,861	$212,941	$441,384	$416,224
Operating Expenses:
Cost of revenue (including non-cash equity-based compensation of $1,474, $1,646, $2,957, and $3,101, respectively) (1)	121,441	119,807	241,962	235,340
Sales, general and administrative expenses (including non-cash equity-based compensation of $6,311, $7,983, $11,719, and $15,469, respectively) (1)	51,084	58,113	100,153	114,539
Depreciation, amortization and accretion	37,799	34,154	74,134	65,898

Total Operating Expenses	210,324	212,074	416,249	415,777

Income from Operations	9,537	867	25,135	447
Other (income) and expense	14,955	11,306	29,381	17,392

Income (Loss) before Income Taxes	(5,418)	(10,439)	(4,246)	(16,945)
Income tax expense	756	113	1,311	930

Net Income (Loss)	$(6,174)	$(10,552)	$(5,557)	$(17,875)

Net Income (Loss) per Common Share
Basic	$(0.12)	$(0.20)	$(0.10)	$(0.34)

Diluted	$(0.12)	$(0.20)	$(0.10)	$(0.34)

Weighted-Average Common Shares Outstanding (2)
Basic	53,664	53,305	53,650	53,199

Diluted	53,664	53,305	53,650	53,199

(1)	Excludes depreciation, amortization, and accretion, which is reported separately.
(2)	For the three and six months ended June 30, 2009 and 2008, the effects of including the incremental shares associated with the Convertible Notes, options, unvested restricted preferred units, unvested restricted stock units, and unvested restricted stock awards are anti-dilutive and, as such, are not included in the diluted weighted-average common shares outstanding.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$(5,557)	$(17,875)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	74,134	65,898
Non-cash equity-based compensation	14,676	18,570
Accrued interest	9,277	8,274
Other, net	(542)	135
Net changes in operating assets and liabilities:
Trade accounts receivable, net	5,464	(6,153)
Prepaid expenses and other current and non-current assets	(2,277)	(10,148)
Payables and other trade accruals	(2,991)	3,394
Other accrued liabilities	(8,138)	(8,680)

Net cash provided by operating activities	84,046	53,415

Cash Flows from Investing Activities:
Payments for capital expenditures	(45,476)	(140,400)

Net cash used in investing activities	(45,476)	(140,400)

Cash Flows from Financing Activities:
Proceeds from long-term debt	2,865	33,283
Proceeds from stock option exercises	42	821
Payments for employee taxes on equity-based instruments	(444)	(2,245)
Payments for debt issuance costs	—	(1,135)
Principal payments on long-term debt	(3,300)	(1,829)
Principal payments under capital lease obligations	(4,158)	(2,671)

Net cash provided by (used in) financing activities	(4,995)	26,224

Effect of exchange rate changes on cash and cash equivalents	89	(4,171)

Net increase (decrease) in cash and cash equivalents	33,664	(64,932)
Cash and cash equivalents, beginning of period	121,284	183,141

Cash and cash equivalents, end of period	$154,948	$118,209

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$20,101	$15,469

Cash paid for income taxes	$1,224	$1,054

Non-cash Investing and Financing Activities:
Assets acquired and obligations incurred under capital leases	$1,547	$—

Assets acquired and obligations incurred under financing agreements	$—	$32,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
Balance at December 31, 2008	53,464	$535	$834,882	$(613,583)	$(21,657)	$200,177
Net income (loss)	—	—	—	(5,557)	—	(5,557)
Foreign currency translation adjustments	—	—	—	—	2,824	2,824
Unrealized loss on derivatives	—	—	—	—	(530)	(530)
Issuance of common stock	285	3	380	—	—	383
Issuance of restricted stock	517	5	(5)	—	—	—
Payments for employee taxes on equity-based instruments	—	—	(444)	—	—	(444)
Recognition of compensation costs	—	—	14,827	—	—	14,827

Balance at June 30, 2009	54,266	$543	$849,640	$(619,140)	$(19,363)	$211,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data and where indicated)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

SAVVIS, Inc. (the Company) provides managed information technology services including managed hosting, utility computing, cloud services, colocation, security, network services, and professional services through its global infrastructure to businesses and government agencies around the world.

These unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles, under the rules and regulations of the U.S. Securities and Exchange Commission (the SEC), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2008. Such audited consolidated financial statements are included in the Company’s Current Report on Form 8-K (the Current Report) filed with the SEC on May 28, 2009, which revised the audited consolidated financial statements of the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Current Report.

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Material subsequent events have been evaluated and disclosed through the report issuance date, August 6, 2009.

Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

During the first quarter of 2009, the Company underwent an evaluation of job functions, which resulted in a realignment of costs from cost of revenue to sales, general and administrative expenses, which the Company believes more accurately presents the components of operating costs. To reflect the impact this change would have made if implemented in the prior period, the cost of revenue and sales, general and administrative expenses for the three and six months ended June 30, 2008 have been adjusted to reflect the $3.1 million and $6.2 million reclassifications, respectively. Total operating expenses and net income (loss) were not impacted by the change.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This includes qualitative disclosures about objectives for using derivatives by primary risk exposure and by purpose or strategy; information about the volume of the derivative activity; tabular disclosure of the financial statement location and amounts of the gains and losses related to the derivatives; and disclosures about credit-risk related contingent features in derivative agreements. It was effective for fiscal years beginning on or after November 15, 2008. The adoption of SFAS 161 has not had a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for a disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 sets forth the guidelines that management of a reporting entity should use to evaluate events or transactions for potential recognition or disclosure in the financial statements, including the time period, the circumstances requiring recognition, and the disclosures an entity should make. It was effective for interim and annual financial periods ending after June 15, 2009. The adoption of SFAS 165 has not had a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued FASB Staff Position (FSP) SFAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” and APB 28, “Interim Financial Reporting,” to require an entity to provide disclosures of fair value of financial instruments in interim financial information. Under the FSP, a publicly traded company should include disclosures about the fair value of all financial instruments for which it is practicable to estimate the value, whether recognized or not on the entity’s balance sheet, whenever it issues summarized financial information for interim reporting periods. The FSP was effective for interim reporting periods ending after June 15, 2009. The adoption of FSP SFAS 107-1 and APB 28-1 has not had a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

On January 1, 2009, the Company adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” The FSP changed the accounting for the Company’s Convertible Notes (the Notes). Under the new rule, an entity must separately account for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion. As a result of the FSP, the Company has reclassified approximately $72.6 million, which was comprised of a $74.5 million reclassification from long-term debt and an offsetting $1.9 million reclassification from debt issuance costs, to additional paid-in capital as of the issuance date. The long-term debt reclassification is accounted for as an original issue discount of the Notes. Higher interest expense has resulted from recognition of the accretion of the discounted carrying value of the Notes to their face amount as interest expense. The Company was required to retrospectively revise its financial statements as though the provisions of the FSP had been in effect since the inception of the Notes in May 2007.

The following table summarizes the effect of the changes on prior period information for the three months ended June 30, 2008:

	As Reported	Adjustment	Revised

Other (income) and expense	$8,138	$3,168	$11,306
Loss before income taxes	(7,271)	(3,168)	(10,439)
Net income (loss)	(7,384)	(3,168)	(10,552)
Net income (loss) per common and diluted share	(0.14)	(0.06)	(0.20)

The following table summarizes the effect of the changes on prior period information for the six months ended June 30, 2008:

	As Reported	Adjustment	Revised

Other (income) and expense	$11,123	$6,269	$17,392
Loss before income taxes	(10,676)	(6,269)	(16,945)
Net income (loss)	(11,606)	(6,269)	(17,875)
Net income (loss) per common and diluted share	(0.22)	(0.12)	(0.34)

The following table summarizes the effect of the changes on prior period information as of December 31, 2008:

	As Reported	Adjustment	Revised

Other non-current assets	$17,693	$(1,314)	$16,379
Long-term debt, net of current portion	413,647	(53,398)	360,249
Additional paid-in capital	762,273	72,609	834,882
Accumulated deficit	(593,058)	(20,525)	(613,583)

For further information on the FSP and accounting treatment, please refer to Note 6.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” SFAS 168 identifies that the FASB Accounting Standards Codification TM (the Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under the authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The statement is effective for interim and annual reporting periods ending after September 30, 2009. The Company does not believe the adoption of SFAS 168 will have a material effect on its consolidated financial position, results of operations, or cash flows.

NOTE 3—FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has estimated the fair value of its financial instruments as of June 30, 2009 and December 31, 2008, as per the guidance of SFAS 157, “Fair Value Measurements,” using available market information or other appropriate valuation methods. SFAS 157 requires assets and liabilities to be categorized as Level 1, Level 2, or Level 3, dependant on the reliability of the inputs used in the valuation. Level 1 is considered more reliable than Level 3, as Level 3 depends on management’s assumptions. The definitions of the levels are as follows:

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

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the short-term nature of such instruments. As of June 30, 2009, substantially all of the Company’s $154.9 million of cash and cash equivalents were held in money market accounts, which are valued using Level 1 inputs. The Company is exposed to interest rate volatility with respect to the variable interest rates of its Credit Agreement and Lombard Loan Agreement (see Note 6). The Credit Agreement bears interest at current market rates, plus applicable margin, although there were no balances outstanding on this facility as of June 30, 2009 or December 31, 2008. The estimated fair value of the Lombard Loan Agreement was $43.5 million and $56.0 million at June 30, 2009 and December 31, 2008, respectively. The estimated fair value of the Convertible Notes was $261.3 million and $147.8 million at June 30, 2009 and December 31, 2008, respectively.

NOTE 4—NET INCOME (LOSS) PER COMMON SHARE

The Company presents net income (loss) per common share information in accordance with SFAS 128, “Earnings per Share.” Under the provisions of SFAS 128, basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period, excluding unvested restricted stock awards subject to cancellation. Diluted net income (loss) per common share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares represent the incremental common shares issuable for stock option and restricted preferred unit exercises, unvested restricted stock units and restricted stock awards that are subject to repurchase or cancellation, and conversion of debt securities. The Company calculates the dilutive effect of outstanding stock options, restricted preferred units, restricted stock units, and restricted stock awards on net income (loss) per share by application of the treasury stock method. The dilutive effect from convertible securities is calculated by application of the if-converted method. The Company had no dilutive securities for the three and six months ended June 30, 2009 and 2008.

The following tables set forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(6,174)	$(10,552)	$(5,557)	$(17,875)

Weighted-average shares outstanding - basic	53,664	53,305	53,650	53,199
Effect of dilutive securities: (1)
Stock options (2)	—	—	—	—
Restricted preferred units (2)	—	—	—	—
Restricted stock units and restricted stock awards (2)	—	—	—	—

Weighted-average shares outstanding – diluted	53,664	53,305	53,650	53,199

Net income (loss) per common share:
Basic	$(0.12)	$(0.20)	$(0.10)	$(0.34)

Diluted	$(0.12)	$(0.20)	$(0.10)	$(0.34)

(1)	For the three and six months ended June 30, 2009 and 2008, the effects of including the incremental shares associated with the Convertible Notes and the assumed conversion of equity instruments into common stock were anti-dilutive and, as such, are excluded from the calculation of diluted net income (loss) per common share.
(2)	As of June 30, 2009, the Company had 5.2 million stock options, 0.2 million restricted preferred units, and 0.6 shares of restricted stock units and restricted stock awards outstanding.

NOTE 5—PROPERTY AND EQUIPMENT

The following table presents property and equipment, by major category, as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Facilities and leasehold improvements	$647,819	$631,685
Communications and data center equipment	498,191	470,922
Software	91,037	76,967
Office equipment	27,838	26,802

	1,264,885	1,206,376
Less accumulated depreciation and amortization	(542,995)	(469,730)

Property and equipment, net	$721,890	$736,646

Depreciation and amortization expense for property and equipment was $36.8 million and $32.7 million for the three months ended June 30, 2009 and 2008, respectively, and $72.2 million and $62.9 million for the six months ended June 30, 2009 and 2008, respectively.

The following table presents property and equipment held under capital and financing method leases, by major category, which represent components of property and equipment included in the table above, as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Facilities and leasehold improvements	$119,654	$119,654
Communications and data center equipment	101,654	100,902

	221,308	220,556
Less accumulated amortization	(114,027)	(105,950)

Property and equipment held under capital and financing method leases, net	$107,281	$114,606

The portion of total depreciation and amortization expense attributable to assets held under capital and financing method leases was $3.7 million and $3.4 million for the three months ended June 30, 2009 and 2008, respectively, and $7.7 million and $6.6 million for the six months ended June 30, 2009 and 2008, respectively.

NOTE 6—LONG-TERM DEBT

The following table presents long-term debt as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Convertible notes	$298,615	$291,602
Lombard loan agreement	57,760	47,852
Cisco loan facility, net of current portion of $6,600 and $6,600, respectively	17,495	20,795
Credit agreement	—	—

Long-term debt	$373,870	$360,249

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

On January 1, 2009, the Company adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” As a result, the Company has separated the liability and equity components of the Notes, using an interest rate of 8.36% to calculate the fair value of the liability portion. The $74.5 million reclassification is being treated as original issue discount of the Notes and will be accreted through the maturity date of the Notes, or May 15, 2012. The offset to this discount is recorded as an increase to additional paid-in capital. In connection with the issuance of the Notes, debt issuance costs totaling $8.9 million were deferred and are being amortized to interest expense through the maturity date of the Notes. With the adoption of FSP APB 14-1, $1.9 million of the debt issuance costs were reclassified as equity issuance costs and recorded as a decrease in additional paid-in capital, for a net adjustment of $72.6 million to additional paid-in capital. The debt issuance costs related to the Notes, net of accumulated amortization, were $4.1 million as of June 30, 2009.

The following table summarizes the carrying amounts of the equity and liability components of the Notes, along with the unamortized discount and net carrying amount of the liability component.

	June 30, 2009	December 31, 2008
Equity component	$72,609	$72,609
Liability component:
Principal amount	$345,000	$345,000
Unamortized discount	(46,385)	(53,398)

Net carrying amount	$298,615	$291,602

The following table summarizes the amount of interest cost recognized for the periods relating to both the contractual interest and the accretion of the discount of the liability component of the Notes:

	Three Months Ended June 30,
	2009	2008
Interest at 3% stated coupon rate	$2,588	$2,588
Discount amortization	3,543	3,264

Total interest expense	$6,131	$5,852

	Six Months Ended June 30,
	2009	2008
Interest at 3% stated coupon rate	$5,175	$5,175
Discount amortization	7,013	6,462

Total interest expense	$12,188	$11,637

Credit Facilities

Credit Agreement. The Company maintains a $50.0 million revolving credit facility, which includes a $40.0 million letter of credit provision. The Credit Agreement allows for an increase of up to $50.0 million, or a maximum facility of $100.0 million, within one year of the date of the agreement, December 8, 2008, subject to the satisfaction of certain conditions. The Credit Agreement will mature in December 2011. Borrowings under the Credit Agreement may be used to fund working capital, for capital expenditures and other general corporate purposes. The Credit Agreement contains affirmative, negative, and financial covenants which are measured on a quarterly basis and include limitations on capital expenditures and require maintenance of certain financial measures at defined levels. The Company’s obligations under the Credit Agreement and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of the Company’s assets, interest in assets and proceeds thereof, excluding those assets pledged under our loan with Lombard North Central Plc. Under the terms of the Credit Agreement, the Company may elect to pay interest on a base rate or LIBOR rate, plus an applicable margin. Unused commitments on the Credit Agreement are subject to an annual commitment fee of 0.50% to 0.75% and a fee is applied to outstanding letters of credit of 3.825% to 4.825%. As of June 30, 2009, the interest rate, including margin, would have been 7.50%, however, there were no outstanding borrowings under the Credit Agreement. There were approximately $22.9 million outstanding letters of credit as of June 30, 2009.

Loan Agreement and Lease Facility. The Company maintains a loan and security agreement (the Loan Agreement) and a master lease agreement (the Lease Agreement) with Cisco Systems Capital Corporation. The Loan Agreement provides for borrowings of up to $33.0 million, at an annual interest rate of 6.50%, to purchase network equipment. The Lease Agreement provides a lease facility (the Lease Facility) to purchase equipment with borrowings at the discretion of Cisco Systems Capital Corporation. The effective interest rate on current outstanding borrowings ranges from 5.52% to 7.75%. The Company may utilize up to $3.0 million of the Lease Facility for third party manufactured equipment. The obligations under the Loan Agreement are secured by a first-priority security interest in the equipment. As of June 30, 2009, the Company had $24.1 million in outstanding borrowings under the Loan Agreement and $15.6 million under the Lease Facility.

Lombard Loan Agreement. The Company, through its subsidiary SAVVIS UK Limited (SAVVIS UK), maintains a loan agreement (the Lombard Loan Agreement) with Lombard North Central Plc. The Lombard Loan Agreement provides for borrowings of up to £35.0 million to be used in connection with the construction and development of a new data center in the United Kingdom. The Lombard Loan Agreement allows for advances from the lender to finance certain payments due to the contractor and others during the construction period. The Lombard Loan Agreement has a five-year term and requires interest installments for the first two years and installments of principal and interest for the remainder of the term. The Company has guaranteed the obligations of SAVVIS UK under the Lombard Loan Agreement and the obligations are secured by a first priority security interest in substantially all of SAVVIS UK’s current data center assets and certain future assets which will be located in the new data center. The Company currently maintains a letter of credit of £7.3 million, to be renewed annually, and up to a maximum of £14 million until at least December 31, 2013. As of June 30, 2009, outstanding borrowings under the Lombard Loan Agreement totaled £35.0 million, or approximately $57.8 million, with an effective interest rate of 3.46%. This interest rate was subject to the terms of an interest rate swap agreement which fixed the effective interest rate at 7.86%, as described in Note 7.

Debt Covenants

The provisions of the Company’s debt agreements contain a number of covenants including, but not limited to, maintaining certain financial covenants, restricting or limiting the Company’s ability to incur more debt, pay dividends, and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond the Company’s control. The breach of any of these covenants could result in a default under the Company’s debt agreements and could trigger acceleration of repayment. As of and during the six months ended June 30, 2009 and the year ended December 31, 2008, the Company was in compliance with all applicable covenants under the debt agreements.

Future Principal Payments

As of June 30, 2009, aggregate future principal payments of long-term debt were $3.3 million for the remainder of the year ended December 31, 2009, $6.6 million for the year ended December 31, 2010, $15.9 million for the year ended December 31, 2011, $371.2 million for the year ended December 31, 2012, and $29.8 million for the year ended December 31, 2013. Depending on settlement options at the Company’s election, the Notes may be settled in cash, shares, or a combination thereof. The weighted-average cash interest rate applicable to outstanding borrowings was 3.3% and 3.5% as of June 30, 2009 and December 31, 2008, respectively.

NOTE 7—DERIVATIVES

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign currency exchange rate risk and interest rate risk. The Company accounts for these derivatives in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” The fair value of the Company’s cash flow hedges is recorded as an asset or liability, as applicable, on the balance sheet with the offset in accumulated other comprehensive income (loss). To the extent that the periodic changes in the fair value of the derivatives are not effective, or if the hedge ceases to qualify for hedge accounting, the ineffective portion of the non-cash changes are recognized immediately in the consolidated statement of operations in the period of the change. At settlement, gains or losses are recognized immediately in the consolidated statements of operations.

Foreign Currency Hedges

The Company engages in foreign currency hedging transactions to mitigate its foreign currency exchange risk. As of June 30, 2009 and December 31, 2008, the Company had recorded deferred gains of $0.06 million and $0.14 million, respectively.

Interest Rate Swap

In January 2009, the Company entered into an amended swap agreement (the Swap Agreement) with National Westminster Bank, Plc (NatWest), to hedge the monthly interest payments incurred and paid under the Lombard Loan Agreement during the three year period beginning January 1, 2009 and ending December 31, 2011. Under the terms of the Swap Agreement, the Company owes monthly interest to NatWest at a fixed LIBOR rate of 5.06%, and receives from NatWest payments based on the same variable notional amount at the one month LIBOR interest rate set at the beginning of each month. The Swap Agreement effectively fixes the interest payments paid under the Lombard Loan Agreement at 7.86%. As of June 30, 2009, the notional amount of the Swap Agreement was £35.0 million. During the three and six months ended June 30, 2009, the Company recognized a $0.5 million gain on hedge ineffectiveness in the consolidated statement of operations. As of June 30, 2009, the Company had recorded a non-current liability of £2.4 million, or approximately $3.9 million, in relation to the fair value of the Swap Agreement. The following table presents the settlement terms of Swap Agreement:

	June 30, 2009	December 31, 2009	December 31, 2010	December 31, 2011
Swap Agreement
Notional amount	£35,000	£35,000	£35,000	£29,375
Fixed rate	5.06%	5.06%	5.06%	5.06%

Balance Sheet Presentation

The Company’s foreign currency hedges are presented on a net basis in ‘Prepaid expenses and other current assets.’ The interest rate swap is presented on a net basis in ‘Other non-current accrued liabilities.’ The following table summarizes the fair value of the derivatives on a net basis:

June 30, 2009
Assets:
Foreign currency hedges	$61

Liabilities:
Interest rate swap, net	$3,449

By using derivative instruments to hedge exposure to changes in foreign currency and interest rates, the Company exposes itself to credit risk, or the failure of one party to perform under the terms of the derivative contract. As of June 30, 2009, the Company had recorded an offset to its interest rate swap liability of $0.5 million to account for its credit risk, for a net interest rate swap liability of $3.4 million.

Income Statement Presentation

Realized gains and losses represent amounts related to the settlement of derivative instruments, which are reported on the consolidated statement of operations in ‘Other (income) and expense.’ All of the Company’s derivative instruments are cash flow hedges; as such, unrealized gains and losses, which represent the change in fair value of the derivative instruments, are recorded as a component of other comprehensive income (loss). The following table presents the Company’s realized gains and losses on derivative instruments:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Realized gains (losses)
Foreign currency hedges	$—	$—
Interest rate swap	321	(133)

	$321	$(133)

NOTE 8—CAPITAL AND FINANCING METHOD LEASE OBLIGATIONS

The following table presents future minimum payments due under capital and financing method leases as of June 30, 2009:

Remainder of 2009	$15,656
2010	31,783
2011	32,493
2012	32,160
2013	29,413
Thereafter	204,728

Total capital and financing method lease obligations	346,233
Less amount representing interest	(200,861)
Less current portion	(7,327)

Capital and financing method lease obligations, net	$138,045

Financing method lease obligation payments represent interest payments over the term of the lease; as such, the table above excludes a $50.6 million deferred gain that will be realized upon termination of the lease in accordance with accounting rules for financing method leases.

NOTE 9—OPERATING LEASES

The following table presents future minimum payments under operating leases as of June 30, 2009:

Remainder of 2009	$31,642
2010	61,390
2011	56,237
2012	49,305
2013	45,343
Thereafter	224,710

Total future minimum lease payments	$468,627

Rental expense under operating leases was $18.8 million for both of the three months ended June 30, 2009 and 2008, and $36.8 million and $34.5 million for the six months ended June 30, 2009 and 2008, respectively.

In July 2009, the Company entered into a 20 year operating lease agreement for data center space located in Weehawken, New Jersey. Over the term of this lease, the total future minimum lease payments, which are excluded from the table above, are $118.6 million.

NOTE 10—OTHER ACCRUED LIABILITIES

The following table presents the components of other current and non-current accrued liabilities as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Other current accrued liabilities:
Wages, employee benefits, and related taxes	$15,035	$15,022
Deferred revenue	22,240	23,352
Taxes payable	5,419	6,127
Other current liabilities	22,827	27,174

Total other current accrued liabilities	$65,521	$71,675

Other non-current accrued liabilities:
Deferred revenue	$9,059	$9,099
Acquired contractual obligations in excess of fair value and other	14,575	15,474
Asset retirement obligations	28,637	27,750
Other non-current liabilities	24,256	19,265

Total other non-current accrued liabilities	$76,527	$71,588

Acquired contractual obligations in excess of fair value and other as of June 30, 2009 and December 31, 2008 represent amounts remaining from acquisitions related to fair market value adjustments of acquired facility leases and idle capacity on acquired long-term maintenance and power contracts that the Company did not intend to utilize.

NOTE 11—COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s customer contracts generally span multiple periods, which results in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $30.0 million, $36.2 million, $17.6 million, $13.6 million, $9.6 million, and $60.2 million during the years ended December 31, 2009, 2010, 2011, 2012, 2013, and thereafter, respectively. Should the Company not meet the minimum spending levels in any given term, decreasing termination liabilities representing a percentage of the remaining contractual amounts may become immediately due and payable. Furthermore, certain of these termination liabilities are potentially subject to reduction should the Company experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if the Company had terminated all of these agreements as of June 30, 2009, the maximum termination liability would have been $167.2 million. To mitigate this exposure, at times, the Company aligns its minimum spending commitments with customer revenue commitments for related services.

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in the accompanying consolidated balance sheets, such as letters of credit, indemnifications, and operating leases under which certain facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through December 2022, and may be renewed as circumstances warrant. As of June 30, 2009, the Company had $22.9 million in letters of credit outstanding under the Credit Agreement, which are pledged as collateral to primarily support certain facility leases and utility agreements. Also, in connection with its 2007 sale of the assets related to its content delivery network services, the Company agreed to indemnify the purchaser should it incur certain losses due to a breach of the Company’s representations and warranties.

The Company’s guarantees and financial instruments are valued based on the estimated amount of exposure and the likelihood of performance being required. To management’s knowledge, no claims have been made against these guarantees and financial instruments nor does it expect exposure to material losses resulting therefrom. As a result, the Company determined such guarantees and financial instruments do not have significant value and has not recorded any related amounts in its consolidated financial statements.

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

NOTE 12—COMPREHENSIVE LOSS

The following table presents comprehensive loss for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income (loss)	$(6,174)	$(10,552)	$(5,557)	$(17,875)
Net change in cash flow hedges (1)	(150)	110	(530)	(126)
Foreign currency translation	4,253	(384)	2,824	(3,195)

Comprehensive income (loss)	$(2,071)	$(10,826)	$(3,263)	$(21,196)

(1)	Includes foreign currency cash flow hedges and interest rate swaps.

NOTE 13—EQUITY-BASED COMPENSATION

As of June 30, 2009, the Company has equity-based compensation plans which provide for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, and cash awards. Any of these awards may be granted as incentives to reward and encourage individual contributions to the Company. In addition, the Company established an employee stock purchase plan that allows eligible employees to purchase Company common stock at a 15% discount to the fair market value on the last trading day of the withholding period. As of June 30, 2009, the plans had 15.9 million shares authorized for grants of equity-based instruments, of which 6.1 million shares were associated with outstanding instruments. Stock options generally expire 10 years from the grant date and have graded vesting over four years. Restricted stock units and restricted stock awards (RSAs) granted to certain employees have included performance features and graded vesting over periods up to four years. Restricted preferred units (RPUs) granted to certain executives have graded vesting over four years. RSAs granted to non-employee directors have graded vesting over three years. The Company generally issues new shares of common stock upon exercise of equity-based compensation awards. As the restricted preferred units have an exercise price, the Company accounts for them as stock appreciation rights. As of June 30, 2009, the Company had $38.1 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 3.5 years.

The following table presents information associated with the Company’s equity-based compensation awards for the six months ended June 30, 2009 (in thousands):

	Restricted Stock Units	Restricted Stock	Options and RPUs
Outstanding at beginning of period	300	47	5,814
Granted (1)	28	563	4,087
Delivered/Exercised	(223)	(21)	(7)
Forfeited	—	(18)	(53)
Cancelled (1)	—	(34)	(4,433)

Outstanding at end of period	105	537	5,408

(1)	On June 29, 2009, approximately 4.0 million of stock options held by employees were cancelled and exchanged for approximately 3.0 million new stock options as part of the Company’s option exchange program.

In May 2009, the Company offered its employees the opportunity to exchange some or all of their outstanding stock options with an exercise price per share greater than $17.85 and granted prior to May 29, 2008, whether vested or unvested, for a lesser number of stock options with an exercise price equal to the closing price of our common stock on the date of grant of the new options. Eligible employees tendered, and the Company accepted for cancellation, an aggregate of approximately 4.0 million shares of common stock, representing approximately 93.3% of the eligible options. On June 29, 2009, the Company granted approximately 3.0 million new options and cancelled the tendered eligible options. The incremental non-cash equity-based compensation expense incurred by the Company as a result of this exchange was immaterial. For more information regarding the option exchange, please refer to the Company’s Schedule TO-I filed with the SEC on May 29, 2009.

NOTE 14—INCOME TAXES

For the six months ended June 30, 2009, the Company recorded income tax expense of $1.3 million on a loss before income taxes of $4.2 million. Comparatively, for the year ended December 31, 2008, the Company recorded income tax expense of $3.0 million on a loss before income taxes of $19.0 million. Management currently anticipates a pretax loss in 2009, however income tax expense is expected primarily due to certain jurisdictional alternative minimum taxes on income.

As of December 31, 2008, the Company had approximately $174.3 million in U.S. net operating loss (NOL) carryforwards. These carryforwards exclude $53.5 million of additional NOLs due to limitations prescribed by SFAS 123(R), which are available from an income tax return perspective.

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

The Company’s operations are managed on the basis of three geographic regions, Americas, EMEA (Europe, Middle East, and Africa), and Asia. Management evaluates the performance of such regions and allocates resources to them based primarily on revenue. The Company has evaluated the criteria for aggregation of its geographic regions under SFAS 131 and believes it meets each of the respective criteria set forth therein. The Company’s geographic regions maintain similar sales forces, each of which generally offer all of the Company’s services due to the similar nature of such services. In addition, the geographic regions utilize similar means for delivering the Company’s services; have similarity in the types of customer receiving the products and services; and distribute the Company’s services over a unified network and using comparable data center technology. In light of these factors, management has determined that the Company has one reportable segment.

Selected financial information for the Company’s geographic regions is presented below. For both the three and six months ended June 30, 2009 and 2008, revenue earned in the U.S. represented approximately 84%.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Americas	$184,487	$178,947	$369,962	$350,413
EMEA	25,611	25,679	52,354	49,787
Asia	9,763	8,315	19,068	16,024

Total revenue	$219,861	$212,941	$441,384	$416,224

			June 30, 2009	December 31, 2008
Property and equipment, net:
Americas			$616,292	$640,037
EMEA			83,941	74,162
Asia			21,657	22,447

Total property and equipment, net			$721,890	$736,646

NOTE 16—SUBSEQUENT EVENTS

As discussed in Note 9, in July 2009 the Company entered into a lease agreement for data center space located in Weehawken, New Jersey. The future minimum lease payments related to this lease total $118.6 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying unaudited condensed consolidated financial statements and notes thereto to assist readers in understanding our results of operations, financial condition, and cash flows. You should read the following discussion in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2008, included in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission, or SEC, on May 28, 2009, and our MD&A as of and for the year ended December 31, 2008, included in our Annual Report on Form 10-K for such period as filed with the SEC. The following discussion contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, including those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. Our actual results may differ materially from the results discussed in the forward-looking statements.

EXECUTIVE SUMMARY

Overview

We provide information technology, or IT, services including managed hosting, utility computing, cloud services, colocation, managed security, network services, and professional services, through our global infrastructure to businesses and government agencies around the world. Our services are designed to offer a flexible and comprehensive IT solution that meets the specific IT infrastructure and business needs of our customers. Our suite of products can be purchased individually, in various combinations, or as part of a total or partial outsourcing arrangement. Our point solutions meet the specific needs of customers who require control of their physical assets, while our managed hosting solution provides customers with access to our services and infrastructure without the upfront capital costs associated with equipment acquisition. By partnering with us, our customers may drive down the costs of acquiring and managing IT infrastructure, achieve operational efficiency through the use of virtualized technology, and focus their resources on their core business while we focus on the delivery and performance of their IT infrastructure services.

Our Services

We present our revenue in two categories of services: (1) hosting services and (2) network services. Our focus has increased on the financial industry, for which we have targeted solutions comprised of both our hosting and network capabilities.

Hosting Services provide the core facilities, computing, including cloud services, data storage and network infrastructure on which to run business applications. Our hosting services are comprised of colocation and managed hosting and allow our customers to choose which parts of their IT infrastructure they own and operate versus those that we own and operate for them. Customers can scale their use of our services as their own requirements grow and as customers learn the benefits of outsourcing IT infrastructure management.

•

Colocation is designed for customers seeking data center space and power for their server and networking equipment needs. We manage 28 data centers located in the United States, Europe, and Asia with approximately 1.43 million square feet of gross raised floor space, providing our customers around the world with a secure, high-powered, purpose-built location for their IT equipment.

•

Managed Hosting Services, which includes dedicated hosting, utility computing and storage, cloud services, managed security services, and professional services, provide a fully managed solution for a customer’s IT infrastructure and network needs. In providing our managed hosting services, we deploy industry leading hardware and software platforms that are installed in our data centers to deliver the physical or virtualized services necessary for operating our customers’ applications.

Network Services are comprised of our managed network services, including managed IP VPN, High Speed Layer-2 VPN and the services marketed under our WAM!NET brand; hosting area network; application transport and bandwidth services.

Business Trends and Outlook

The global economic environment remains one of our highest concerns as we continue to monitor the impact that the economic downturn may have on our customers, particularly those customers in the financial services industry. Approximately 27% of our revenue for the six months ended June 30, 2009 was generated by customers in the financial sector. Given the current economic environment and uncertainty in the financial services industry, we remain cautious regarding these customers and their future impact on our revenue and profitability. Last year, one such financial services customer, American Stock Exchange, or AMEX, which accounted for approximately 3% of our revenue for the year ended December 31, 2008, announced the completion of its merger with another company. This merger was unrelated to the current credit crisis; however, during the first quarter of 2009, the merged entity cancelled AMEX’s contract with us which will result in a decrease in revenue in the future.

While the economy is showing some signs of firming, predictability in timing of sales cycles for new business continue to be challenged by lengthy decision making cycles cause by reduced IT budgets. Despite these challenges, we believe we have considerable opportunity and believe that companies will increasingly consider moves to outsourced IT solutions, as companies are forced to reconcile the tension between the internal pressure to control their infrastructure spending and the increasing demands from their user community. Our services model enables our enterprise customers to choose from a number of different strategies to reduce their IT costs. Our focus is to provide mission-critical, non-discretionary IT infrastructure outsourcing and we believe that the market considers us specialists in this area through our proficiency in managing servers, storage, virtualization, security and network infrastructure. With the recent completion of a significant phase of our global data center expansion, we believe we have the right footprint and functionality in place to provide our customers with the products and services they need, where they need it. We continue to see opportunity for our new and innovative service offerings, such as cloud computing, software-as-a-service, or SaaS, and our proximity hosting solutions.

The center point of our strategy is to provide a scalable managed hosting solution. Colocation and network services play an important and foundational role, however we remain intensely focused on growing our managed hosting business. The colocation market has grown but the prices have recently faced some mild downward pressure, and we remain committed to delivering growth in that business. Colocation has now become an accepted first step in embracing IT outsourcing solutions. Our network business will continue to be under pressure throughout 2009. We continue to shift our focus to those customers within our service profile that require an integrated managed hosting and managed network solution, particularly in hosted applications requiring higher network performance characteristics. Colocation and network services both require significant capital to sustain growth and, unlike managed hosting, these markets lack the barriers to entry and the high switching costs needed to maintain pricing power. We believe the intersection of colocation, network and managed hosting allows us to produce a much higher return on invested capital than colocation or network alone, particularly by leveraging technologies for shared platform resources. We will continue to incorporate colocation and network into our IT infrastructure solutions as we build our managed hosting business going forward.

Our focus is on our customers, and aiming to offer the solutions they need to better manage the current and future costs associated with their IT infrastructure. We are looking forward to developing and leading the market for hosting SaaS offerings from independent software vendors and expanding our existing virtualization and utility computing solutions. Additionally, we are considered a market leader in proximity hosting services, which combines our colocation or managed hosting services with value added network service to provide a full end-to-end solution for financial institutions. We are leveraging our leadership position to further capitalize on the opportunities for hosting applications in the financial markets. We believe our ability to offer our trading community a portfolio of managed hosting services, such as compute, storage, virtualization and managed network incorporating market data differentiates us from our competitors.

Related to the expansion of our service portfolio, of particular note is our investment in cloud services. Our cloud service offering will be focused on our core markets, specifically infrastructure solutions for enterprise applications. To that end, we will continue to invest in and develop on-demand, customer provisioned infrastructure services on multi-tenant platforms that utilize usage-based billing, and as a market differentiator will offer multiple service grades within the shared platforms.

Based on current economic conditions and demand for our services, we also will continue to remain focused on initiatives that we believe will continue to improve the health of our growing business, including:

•	Increasing the quality of our infrastructure and the reliability of our services through additional investments in systems;

•	Improving efficiencies in our services and support and our general and administrative areas through process and productivity improvements;

•	Expanding data center space to support growth in our hosting products and services;

•	Investment in cloud products and services;

•	Increased client satisfaction through our delivery of differentiated services as reflected in responses to our customer satisfaction surveys; and

•	Exploring strategic options for a portion or all of those services that have experienced relatively slow growth in the past in order to allow us to focus on our high growth services.

SIGNIFICANT EVENTS

Interest Rate Swap

In January 2009, we entered into an interest rate swap agreement with National Westminster Bank, Plc., or NatWest, to amend our existing interest rate swap agreement, or the Swap Agreement. The Swap Agreement hedges the monthly interest payments incurred and paid under our loan agreement with Lombard North Central, Plc., or Lombard, during the three year period beginning January 1, 2009 and ending December 31, 2011. Under the terms of the Swap Agreement, we owe monthly interest to NatWest at a fixed LIBOR interest rate of 5.06% and receive from NatWest payments based on the same variable notional amount at the one month LIBOR interest rate set at the beginning of each month. The Swap Agreement effectively fixes the monthly LIBOR interest rate payments owed to Lombard at 7.86%. As of June 30, 2009, the fair value of the Swap Agreement was £2.4 million, or approximately $3.9 million. Additionally, we recorded an offset to this liability of $0.5 million to account for our credit default risk, for a net interest rate swap liability of $3.4 million.

Option Exchange

In May 2009, we offered our employees the opportunity to exchange some or all of their outstanding stock options with an exercise price per share greater than $17.85 and granted prior to May 29, 2008, whether vested or unvested, for a lesser number of stock options with an exercise price equal to the closing price of our common stock on the date of grant of the new options. Eligible employees tendered, and we accepted for cancellation, an aggregate of approximately 4.0 million shares of common stock, representing approximately 93.3% of the eligible options. On June 29, 2009, we granted approximately 3.0 million new options and cancelled the tendered eligible options. For more information regarding the option exchange, please refer to our Schedule TO-I filed with the SEC on May 29, 2009.

RESULTS OF OPERATIONS

The historical financial information included in this Quarterly Report on Form 10-Q is not intended to represent the consolidated results of operations, financial position, or cash flows that may be achieved in the future.

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Executive Summary of Results of Operations

Revenue increased $6.9 million, or 3%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily as a result of a 9% increase in total hosting services, partially offset by declines in network services revenue. Income from operations increased $8.6 million to $9.5 million for the three months ended June 30, 2009 compared to income from operations of $0.9 million for the three months ended June 30, 2008 primarily on increased revenue and decreased sales, general and administrative expenses. Loss before income taxes for the three months ended June 30, 2009 was $5.4 million compared to a loss before income taxes of $10.4 million for the three months ended June 30, 2008. The improvement of $5.0 million in 2009 was primarily the result of the improvement in income from operations, partially offset by an increase in other expense.

The following table presents revenue by major service category (dollars in thousands):

	Three Months Ended June 30,
	2009	2008	Dollar Change	Percentage Change
Revenue:
Colocation	$84,856	$74,762	$10,094	14%
Managed hosting	67,303	64,714	2,589	4%

Total hosting	152,159	139,476	12,683	9%
Network services	67,702	73,465	(5,763)	(8)%

Total revenue	$219,861	$212,941	$6,920	3%

Revenue. Revenue was $219.9 million for the three months ended June 30, 2009, an increase of $6.9 million, or 3%, from $212.9 million for the three months ended June 30, 2008. Hosting revenue was $152.2 million for the three months ended June 30, 2009, an increase of $12.7 million, or 9%, from $139.5 million for the three months ended June 30, 2008, and included $5.1 million of non-recurring termination fees from our AMEX contract in managed hosting revenue and $0.2 million of non-recurring termination fees from our AMEX contract in colocation revenue. The increase in hosting revenue was due primarily to a $10.1 million increase in colocation revenue that resulted from sales into new and expanded data centers. Network services revenue was $67.7 million for the three months ended June 30, 2009, a decrease of $5.8 million, or 8%, from $73.5 million for the three months ended June 30, 2008, and included $1.2 million of non-recurring termination fees from our AMEX contract. The decrease was driven by declines in managed IP VPN revenue.

Cost of Revenue. Cost of revenue includes costs of leasing local access lines to connect customers to our Points of Presence, or PoPs; leasing backbone circuits to interconnect our PoPs; indefeasible rights of use, operations and maintenance; rental costs, utilities, circuit costs; and other operating costs for hosting space; and salaries and related benefits for engineering, service delivery and provisioning, customer service, consulting services and operations personnel who maintain our network, monitor network performance, resolve service issues, and install new sites. Cost of revenue excludes depreciation, amortization, and accretion, which is reported as a separate line item of operating costs, and includes non-cash equity-based compensation. Cost of revenue was $121.4 million for the three months ended June 30, 2009, an increase of $1.6 million, or 1%, from $119.8 million for the three months ended June 30, 2008. This increase was driven by an expanded cost base to support revenue growth, primarily due to a $4.0 million increase in rent and utilities, which included $0.7 million of costs to exit a network facility, partially offset by a $2.3 million of decrease in customer related costs. Cost of revenue, as a percentage of revenue, was 55% for the three months ended June 30, 2009 compared to 56% for the three months ended June 30, 2008.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses include sales and marketing salaries and related benefits; product management, pricing and support salaries and related benefits; sales commissions and referral payments; advertising, direct marketing and trade show costs; occupancy costs; executive, financial, legal, tax and administrative support personnel and related costs; professional services, including legal, accounting, tax and consulting services; and bad debt expense. It excludes depreciation, amortization, and accretion, which is reported as a separate line item of operating costs, and includes non-cash equity-based compensation. Sales, general, and administrative expenses were $51.1 million for the three months ended June 30, 2009, a decrease of $7.0 million, or 12%, from $58.1 million for the three months ended June 30, 2008. This decrease was driven by $2.9 million decreases in bad debt expense and outside services, a $1.7 million decrease in non-cash equity-based compensation, and a decrease in salaries, wages and benefits of $1.4 million. Sales, general, and administrative expenses as a percentage of revenue were 23% for the three months ended June 30, 2009, and 27% for the three months ended June 30, 2008.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion expense consists primarily of the depreciation of property and equipment, amortization of intangible assets, and accretion expense related to the aging of the discounted present value of certain liabilities and unfavorable long-term fixed price contracts assumed in acquisitions. Depreciation, amortization, and accretion was $37.8 million for the three months ended June 30, 2009, an increase of $3.6 million, or 11%, from $34.2 million for the three months ended June 30, 2008. This increase was due to the addition of new data centers and other capital expenditures.

Other Income and Expense. Other income and expense represents interest on our long-term debt, interest on our capital and financing method lease obligations, certain other non-operating charges, and interest income on our invested cash balances. Other income and expense was $14.9 million for the three months ended June 30, 2009, an increase of $3.6 million, or 32%, from $11.3 million for the three months ended June 30, 2008. The $2.7 million increase in interest expense for the three months ended June 30, 2009 was driven by a $0.9 million increase in interest on capital leases and the Cisco loan, $1.1 million of interest on the Lombard loan, and a $0.5 million decrease in capitalized interest. Interest income decreased $0.7 million due to lower average interest rates and lower average daily cash balances invested during the three months ended June 30, 2009. Other income and expense decreased $0.2 million due to less favorable impact from currency revaluation of foreign denominated balances, combined with recognition of ineffectiveness on our interest rate swap during the three months ended June 30, 2009. The following table presents a quarterly overview of the components of other income and expense (dollars in thousands):

	Three Months Ended June 30,
	2009	2008	Dollar Change	Percentage Change
Other (income) and expense
Interest expense	$14,661	$11,938	$2,723	23%
Interest income	(44)	(729)	685	94%
Other (income) expense	338	97	241	248%

Total other (income) and expense	$14,955	$11,306	$3,649	32%

Income (Loss) before Income Taxes. Loss before income taxes for the three months ended June 30, 2009 was $5.4 million, an improvement of $5.0 million from a loss before income taxes of $10.4 million for the three months ended June 30, 2008.

Income Tax Expense. Income tax expense for the three months ended June 30, 2009 was $0.8 million compared to $0.1 million for the three months ended June 30, 2008. The $0.7 million increase was due to the expectation of a higher alternative minimum tax liability in 2009.

Net Income (Loss). Net loss for the three months ended June 30, 2009 was $6.2 million, an improvement of $4.4 million, from a net loss of $10.6 million for the three months ended June 30, 2008, driven by the factors previously described.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Executive Summary of Results of Operations

Revenue increased $25.2 million, or 6%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily as a result of a 13% increase in total hosting services, partially offset by declines in network services revenue. Income from operations increased to $25.1 million for the six months ended June 30, 2009 compared to income from operations of $0.4 million for the six months ended June 30, 2008. The increase in income from operations of $24.7 million was due to increases in both revenues and operating efficiencies. Loss before income taxes for the six months ended June 30, 2009 was $4.2 million. Loss before income taxes improved $12.7 million from $16.9 million for the six months ended June 30, 2008.

The following table presents revenue by major service category (dollars in thousands):

	Six Months Ended June 30,
	2009	2008	Dollar Change	Percentage Change
Revenue:
Colocation	$169,088	$142,670	$26,418	19%
Managed hosting	135,389	126,022	9,367	7%

Total hosting	304,477	268,692	35,785	13%
Network services	136,907	147,532	(10,625)	(7)%

Total revenue	$441,384	$416,224	$25,160	6%

Revenue. Revenue was $441.4 million for the six months ended June 30, 2009, an increase of $25.2 million, or 6%, from $416.2 million for the six months ended June 30, 2008. Hosting revenue was $304.5 million for the six months ended June 30, 2009, an increase of $35.8 million, or 13%, from $268.7 million for the six months ended June 30, 2008, and included $8.1 million of non-recurring termination fees, $5.1 million of which was from our AMEX contract, in managed hosting revenue and $0.2 million from our AMEX contract in colocation revenue. The increase was due primarily to a $26.4 million increase in colocation revenue that resulted from sales into new and expanded data centers. Network services revenue was $136.9 million for the six months ended June 30, 2009, a decrease of $10.6 million, or 7%, from $147.5 million for the six months ended June 30, 2008, and included $1.2 million of non-recurring termination fees from our AMEX contract. The decrease was driven by declines in managed IP VPN revenue.

Cost of Revenue. Cost of revenue was $242.0 million for the six months ended June 30, 2009, an increase of $6.7 million, or 3%, from $235.3 million for the six months ended June 30, 2008. This increase was primarily driven by an expanded cost base to support revenue growth, including $9.7 million in rent and utilities on new data centers, which included $0.7 million of costs to exit a network facility, and $1.0 million in real estate taxes, partially offset by a $4.0 million decrease in customer related costs. Cost of revenue, as a percentage of revenue, was 55% for the six months ended June 30, 2009 compared to 57% for the six months ended June 30, 2008.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses were $100.1 million for the six months ended June 30, 2009, a decrease of $14.4 million, or 13%, from $114.5 million for the six months ended June 30, 2008. This decrease was driven by decreases in bad debt expense and outside services of $5.7 million, in salaries, wages and benefits of $4.6 million, in non-cash equity-based compensation of $3.8 million. Sales, general, and administrative expenses as a percentage of revenue were 23% for the six months ended June 30, 2009, and 28% for the six months ended June 30, 2008.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion was $74.1 million for the six months ended June 30, 2009, an increase of $8.2 million, or 12%, from $65.9 million for the six months ended June 30, 2008. This increase was due to the addition of new data centers and other capital expenditures.

Other Income and Expense. Other income and expense was $29.4 million for the six months ended June 30, 2009, an increase of $12.0 million, or 69%, from $17.4 million for the six months ended June 30, 2008. The $5.6 million increase in interest expense for the three months ended June 30, 2009 was driven by a $2.2 million increase in interest on capital leases and the Cisco loan, $2.0 million of interest on the Lombard loan, and a $0.8 million decrease in capitalized interest. Interest income decreased $2.2 million due to lower average interest rates and lower average daily cash balances invested during the six months ended June 30, 2009. Other income and expense decreased $4.2 million due to less favorable impact from currency revaluation of foreign denominated balances, combined with the recognition of ineffectiveness on our interest rate swap during the six months ended June 30, 2009. The following table presents a year-to-date overview of the components of other income and expense (dollars in thousands):

	Six Months Ended June 30,
	2009	2008	Dollar Change	Percentage Change
Other (income) and expense
Interest expense	$29,177	$23,552	$5,625	24%
Interest income	(158)	(2,314)	2,156	93%
Other (income) expense	362	(3,846)	4,208	109%

Total other (income) and expense	$29,381	$17,392	$11,989	69%

Income (Loss) before Income Taxes. Loss before income taxes for the six months ended June 30, 2009, was $4.2 million, a decrease of $12.7 million, from a loss before income taxes of $16.9 million for the six months ended June 30, 2008.

Income Tax Expense. Income tax expense for the six months ended June 30, 2009 was $1.3 million compared to $0.9 million for the three months ended June 30, 2008. The $0.4 million increase was due to the expectation of a higher alternative minimum tax liability in 2009.

Net Income (Loss). Net loss for the six months ended June 30, 2009, was $5.6 million, an improvement of $12.3 million from a net loss of $17.9 million for the six months ended June 30, 2008, primarily driven by the factors previously described.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, our cash and cash equivalents balance was $154.9 million. We generated $84.0 million in net cash provided by operating activities during the six months ended June 30, 2009, an increase of $30.6 million from net cash provided by operating activities of $53.4 million for the six months ended June 30, 2008. This change was primarily due to overall improvements in our operating results, largely resulting from continued operational efficiencies and cost-savings initiatives. Net cash used in investing activities for the six months ended June 30, 2009 was $45.5 million, a decrease of $94.9 million from net cash used in investing activities of $140.4 million for the six months ended June 30, 2008. This decrease was driven by a decrease in expansion related capital expenditures during the six months ended June 30, 2009. Net cash used in financing activities for the six months ended June 30, 2009 was $5.0 million, a decrease of $31.2 million from net cash provided by financing activities of $26.2 million for the six months ended June 30, 2008. This decrease primarily relates to $33.3 million in proceeds from the Lombard financing agreement in the six months ended June 30, 2008, compared to $2.9 million in the six months ended June 30, 2009.

We believe we have sufficient cash to fund business operations and capital expenditures for at least twelve months from the date of this filing, from cash on hand, operations, and available debt capacity.

The following table presents a quarterly overview of our cash flows for the periods indicated (dollars in thousands):

	Three Months Ended
	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
Net cash provided by operating activities (1)	$38,396	$45,650	$44,878	$47,265	$21,431

Net cash used in investing activities (2)	(27,224)	(18,252)	(36,889)	(68,877)	(97,107)

Net cash provided by (used in) financing activities	(3,021)	(1,974)	1,759	20,079	29,633

Net increase (decrease) in cash and cash equivalents	9,086	24,578	5,237	(2,162)	(46,433)

(1)	The three months ended June 30, 2009, December 31, 2008, and June 30, 2008 include the $5.2 million cash interest payments on the Convertible Notes.
(2)	The decrease in cash used in investing activities reflects the decrease in expansion related capital expenditures between the three months ended June 30, 2008 and the three months ended June 30, 2009.

Long-term Debt and Other Financing

The following table sets forth our long-term debt and other financing as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30, 2009	December 31, 2008
Convertible notes	$298,615	$291,602
Lombard loan facility	57,760	47,852
Other financing (1)	24,095	27,395
Credit agreement	—	—
Capital and financing method lease obligations (2)	195,928	197,868

Total long-term debt and other financing	$576,398	$564,717

(1)	Other financing includes borrowings under our Cisco loan agreement, for which the weighted-average interest rate was 6.50% as of June 30, 2009 and December 31, 2008. The amount presented in the table above includes the current amounts due of $6.6 million for both June 30, 2009 and December 31, 2008. Payments on the loan are made monthly.
(2)	Capital and financing method lease obligations include capital and financing method leases on certain of our facilities and equipment held under capital leases. The weighted-average interest rates for such leases were 12.68% as of June 30, 2009 and 12.63% as of December 31, 2008. The amounts presented in the table above include the current amounts due of $7.3 million as of June 30, 2009 and $6.4 million as of December 31, 2008.

Future Principal Payments of Long-term Debt and Other Financing

The following table sets forth our aggregate future principal payments of long-term debt and other financing as of June 30, 2009 (dollars in thousands):

	Future Principal Payments of Long-term Debt and Other Financing
	Total	Remainder 2009	2010	2011	2012	2013	Thereafter
Convertible notes (1)	$345,000	$—	$—	$—	$345,000	$—	$—
Capital lease obligations (2)	143,492	3,563	8,099	9,606	10,262	8,588	103,374
Lombard loan agreement (3)	57,760	—	—	9,283	20,113	28,364	—
Other financing	24,095	3,300	6,600	6,600	6,122	1,473	—
Credit agreement	—	—	—	—	—	—	—

Total	$570,347	$6,863	$14,699	$25,489	$381,497	$38,425	$103,374

(1)	Represents principal amount of the convertible notes.
(2)	Does not include future payments on our financing method lease obligation as they represent interest payments over the term of the lease.
(3)	The Lombard loan agreement is denominated in GBP, future principal payments in USD are based on our quarter-end exchange rate.

The weighted-average cash interest rate applicable to outstanding borrowings was 3.3% and 3.5% as of June 30, 2009 and December 31, 2008, respectively.

We may elect from time to time to purchase or retire amounts of the outstanding Convertible Notes through cash purchases or exchanges for other securities of ours in open market transactions, privately negotiated transactions or a tender offer. The Company will evaluate such transactions, if any, in light of the then-existing market conditions.

Changes in Liquidity and Capital Resource

In January 2009, we entered into an interest rate swap agreement with National Westminster Bank, Plc., or NatWest, to amend our existing interest rate swap agreement, or the Swap Agreement. The Swap Agreement hedges the monthly interest payments incurred and paid under our loan agreement with Lombard North Central, Plc., or Lombard, during the three year period beginning January 1, 2009 and ending December 31, 2011. Under the terms of the Swap Agreement, we owe monthly interest to NatWest at a fixed LIBOR interest rate of 5.06% and receive from NatWest payments based on the same variable notional amount at the one month LIBOR interest rate set at the beginning of each month. The Swap Agreement effectively fixes the monthly LIBOR interest rate payments owed to Lombard at 7.86%. As of June 30, 2009, we had recorded a non-current liability of $3.9 million in relation to the fair value of the Swap Agreement. Additionally, we recorded an offset to this liability of $0.5 million to account for our credit default risk for a net interest rate swap liability of $3.4 million.

For information on our long-term debt, please refer to Note 6 of Notes to the Financial Statements located in this Quarterly Report on Form 10-Q. For further information regarding the Swap Agreement, please refer to Note 7 of Notes to the Financial Statements.

Debt Covenants

The provisions of our debt agreements contain a number of covenants including, but not limited to, maintaining certain financial conditions, restricting or limiting our ability to incur more debt, pay dividends, and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt agreements and could trigger acceleration of repayment. As of and during the six months ended June 30, 2009, we were in compliance with all applicable covenants under the debt agreements.

Commitments and Contingencies

Our customer contracts generally span multiple periods, which result in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $30.0 million, $36.2 million, $17.6 million, $13.6 million, $9.6 million, and $60.2 million during the years ended December 31, 2009, 2010, 2011, 2012, 2013, and thereafter, respectively. Should we not meet the minimum spending levels in any given term, decreasing termination liabilities, representing a percentage of the remaining contractual amounts, may become immediately due and payable. Furthermore, certain of these termination liabilities are potentially subject to reduction should we experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if we had terminated all of these agreements as of June 30, 2009, the maximum liability would have been $167.2 million. To mitigate this exposure, at times, we align our minimum spending commitments with customer revenue commitments for related services.

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

Off-Balance-Sheet Arrangements

As of June 30, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in our consolidated balance sheets, such as letters of credit, indemnifications, and operating leases under which certain facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through December 2022, and may be renewed as circumstances warrant. As of June 30, 2009, we had $22.9 million in letters of credit outstanding under the Credit Agreement, pledged as collateral to support certain facility leases and utility agreements. Also, in connection with the 2007 sale of our assets related to content delivery network services, we agreed to indemnify the purchaser should it incur certain losses due to a breach of our representations and warranties.

Our guarantees and financial instruments are valued based on the estimated amount of exposure and the likelihood of performance being required. Based on our past experience, no claims have been made against these guarantees and financial instruments nor do we expect exposure to material losses resulting therefrom. As a result, we determined such guarantees and financial instruments did not have significant value and have not recorded any related amounts in our consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

Revenue Recognition

We derive the majority of our revenue from recurring revenue streams, consisting primarily of hosting services, which includes managed hosting and colocation, and network services. We recognize revenue from those services as services are provided. Installation fees, although generally billed upon installation, are deferred and recognized ratably over the life of the customer contract. Termination fees are recognized when received. Revenue is recognized when the related service has been provided, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured.

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

For information on recently adopted and recently issued accounting pronouncements, please refer to Note 2 of Notes to the Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of June 30, 2009, we had approximately $57.8 million outstanding variable rate debt under the Lombard Loan Agreement. The interest rate payable for the three months ended June 30, 2009 was based on one-month LIBOR, set at the beginning of each month, plus 2.80%, and averaged 3.64%. In January 2009, we entered into an amended interest rate swap agreement with NatWest to fix the variable interest rate for the outstanding balance as of December 31, 2008 at 7.86%. The remainder of our outstanding debt was fixed rate debt and was comprised of our Convertible Notes and our Loan Agreement with Cisco Systems Capital Corporation. The Convertible Notes bear cash interest on the $345.0 million principal at 3% per annum. Due to the adoption of FSP APB 14-1, as discussed in Note 6 of Notes to the Financial Statements, an additional 5.36% of interest expense is recognized as accretion of the discounted portion of the Convertible Notes. As of June 30, 2009, the carrying amount of the Convertible Notes was $298.6 million. There was $24.1 million outstanding for the Loan Agreement with Cisco Systems Capital Corporation as of June 30, 2009, which provided for borrowings of up to $33.0 million, at an annual interest rate of 6.50%, to purchase network equipment.

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

Changes in Internal Control over Financial Reporting

In January 2009, we implemented a new enterprise resource planning system by SAP AG for our global operations. As a result, we have updated our internal controls as necessary to accommodate the modifications to our business processes and accounting procedures. There have not been any other significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We recognized a net loss of $5.6 million for the six months ended June 30, 2009. For the years ended December 31, 2008, 2007, and 2006, respectively, we recognized a net loss of $22.0 million, net income of $242.9 million, and a net loss of $44.0 million and we may incur net losses in the future. We may also have fluctuations in revenues, expenses and losses due to a number of factors, many of which are beyond our control, including the following:

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

We are vulnerable to general downturns in the domestic and international economies. Due to the current economic downturn, demand for our services may decrease as our customers face a deterioration of their businesses or decide to delay capital spending out of uncertainty regarding the future. In addition, our customers may find it more difficult to raise capital in the future due to substantial limitations on the availability of credit and may be forced to delay capital expenditures to upgrade their IT infrastructure. Furthermore, our customers may demand better pricing terms and their ability to timely pay our invoices may be affected by an increasingly weakened economy. A continued deterioration of the economy could also result in a number of our customers facing bankruptcy. Approximately 27% of our revenue in the six months ended June 30, 2009 was generated by customers in the financial services industry, which has been severely and negatively affected in the current economic downturn. As a result, these customers may reduce the services they purchase from us, merge with competitors or enter into bankruptcy, any of which could adversely affect our revenues. If the economy weakens further, then our revenues and overall financial condition may be adversely affected.

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

We are dependent on third-party providers to supply products and services. For example, we lease or otherwise procure equipment from equipment providers, bandwidth capacity from telecommunications network providers in the quantities and quality we require, data center space from third party landlords, power services from local utilities and other energy suppliers, and we source equipment maintenance through third parties. While we have entered into various agreements for equipment, carrier line capacity, data center space, power services, and maintenance, any failure to obtain equipment, additional capacity or space, power services, or maintenance, if required, would impede the growth of our business and cause our financial results to suffer. The equipment that we purchase could be deficient in some way, thereby affecting our products and services. Our customers that use the equipment and facilities we lease or the services of these telecommunication providers may in the future experience difficulties due to failures unrelated to our systems. Additionally, any one of these third-party providers could suffer financial failure and, as a result, become incapable of supplying products and services to us. If, for any reason, these providers fail to provide the required services to us or our customers or suffer other failures, we may incur financial losses and our customers may lose confidence in our company, and we may not be able to retain these customers.

Our indebtedness could limit our ability to operate our business successfully.

As of June 30, 2009, the total principal amount of our debt, including capital and financing method lease obligations was $576.4 million. In addition, we expect from time to time to continue to incur additional indebtedness and other liabilities in the future. If we incur additional indebtedness or if we use more cash than we generate in the future, then the possibility that we may not have cash sufficient to pay, when due, the outstanding amount of our indebtedness will increase. If we do not have sufficient cash available to repay our debt obligations when they mature, we will have to refinance such obligations or we would be in default under the terms of our debt obligations, and there can be no assurance that we will be successful in such refinancing or that the terms of any refinancing will be acceptable to us. This also means that we will need to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, reducing the funds available for operations, working capital, capital expenditures, sales and marketing initiatives, acquisitions, and general corporate or other purposes. Our debt agreements also contain covenants that, among other things, restrict our ability to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, make capital expenditures, merge or consolidate, and transfer or sell assets. In addition, our debt agreements contain financial covenants that require us to maintain certain financial ratios and minimum performance levels. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could trigger acceleration of repayment.

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

If appropriate opportunities present themselves, we may make acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

•	the difficulty of assimilating the operations and personnel of the combined companies;

•	the risk that we may not be able to integrate the acquired services, products, or technologies with our current services, products, and technologies;

•	the potential disruption of our ongoing business;

•	the diversion of management attention from our existing business;

•	the inability to retain key technical and managerial personnel;

•	the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;

•	difficulty in maintaining controls, procedures, and policies;

•	the impairment of relationships with employees, suppliers, and customers as a result of any integration;

•	the loss of an acquired or existing base of customers and accompanying revenue;

•	the assumption of leased facilities or other long-term commitments, or the assumptions of unknown liabilities, that could have a material adverse impact on our profitability and cash flow; and

•	dilution to our stockholders.

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

Thomson Reuters accounted for approximately 7% of our revenue in the first six months of both 2009 and 2008, respectively. Investment companies, banks and other financial services companies, excluding Thomson Reuters, accounted for approximately 20% of our revenue in the first six months of 2009 and 18% of our revenue for the first six months in 2008. Recently, one such financial services customer, American Stock Exchange, which accounted for approximately 3% of our revenue for both of the six months ended June 30, 2009 and the year ended December 31, 2008, announced the completion of its merger with another company. This merger was unrelated to the current credit crisis; however, the merged entity has cancelled its contract with us, which will result in a decrease in revenue in the future. The loss of Thomson Reuters or any of our other key customers, including our customers in the financial sector, due to the acquisition of such customers, their bankruptcy, adverse economic or other reasons, or a considerable reduction in the amount of our services that these customers purchase, could materially reduce our revenues which, to the extent not offset by cost reductions or revenue from new or other existing customers, could materially reduce our cash flows and adversely affect our financial position. This may limit our ability to raise capital or fund our operations, working capital needs, and capital expenditures in the future.

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

Failures in our products or services, including our network, hosting and colocation services, could disrupt our ability to provide services, increase our capital costs, result in a loss of customers, or otherwise negatively affect our business.

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

If unauthorized third parties breach the security measures on our network, we could be subject to liability and could face reduced customer confidence in our services. Unauthorized access could also potentially jeopardize the security of confidential information of our customers or our customers’ end-users, which might expose us to liability from customers and the government agencies that regulate us, as well as deter potential customers from purchasing our services. Any internal or external breach in our network could severely harm our business and result in costly litigation and potential liability for us. Although we attempt to limit these risks contractually, there can be no assurance that we will limit the risk or avoid incurring financial penalties. To the extent our customers demand that we accept unlimited liability and to the extent there is a competitive trend to accept it, such a trend could affect our ability to retain these limitations in our contracts at the risk of losing the business.

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

The impacts of human activity on the global climate change have attracted considerable public and scientific attention, as well as the attention of the United States and other governments. Efforts are being made to reduce greenhouse emissions and energy consumption, including those from coal combustion by power plants. We rely on power from these power plants, and the added cost of any environmental taxes, charges, assessments or penalties levied on these power plants could be passed on to us, increasing the cost to run our data centers. There are a number of state and federal legislative and environmental regulatory initiatives, as well as those internationally, that could impact our operations or increase our energy costs. Additionally, environmental taxes, charges, assessments or penalties could be levied directly on us. Any enactment of laws or passage of regulations regarding greenhouse gas emissions by the United States, or any domestic or foreign jurisdiction we perform business in, could adversely effect our operations and financial results.

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

We rely upon a combination of internal and external nondisclosure safeguards including confidentiality agreements, as well as trade secret and other intellectual property laws and vehicles to protect our proprietary rights. We cannot, however, assure that the steps taken by us in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. We also are subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums in litigation, pay damages, develop non-infringing intellectual property, or acquire licenses to the intellectual property that is the subject of the alleged infringement.

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

For the six months ended June 30, 2009, 16% of our total revenue was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

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

Our inability to renew our data center leases, or renew on favorable terms, could have a negative impact on our financial results.

All of our data centers are leased and have lease terms that expire between 2011 and 2031. The majority of these leases provide us with the opportunity to renew the lease at our option for periods generally ranging from five to ten years. Many of these options however, if renewed, provide that rent for the renewal period will be equal to the fair market rental rate at the time of renewal. If the fair market rental rates are significantly higher than our current rental rates, we may be unable to offset these costs by charging more for our services, which could have a negative impact on our financial results. Additionally, the terms of a renewal may cause different accounting treatment for a lease, which could cause changes to our total debt position and have an adverse impact on our reported financial position or debt covenants. Also, it is possible that a landlord may insist on other financially unfavorable renewal terms or, where no further option to renew exists, elect not to renew all together.

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

Historically, we have invested in AAA-rated U.S. government agencies, AAA-rated money market funds meeting certain criteria, and A1/P1 rated commercial paper. The market value of these investments may decline due to general credit, liquidity, market, interest rate, and issuer default risks, which may be directly or indirectly affected by the current credit crisis that has affected various sectors of the financial markets causing credit and liquidity issues. As of June 30, 2009, an immaterial portion of our investment portfolio is not currently liquid. We do not believe that the current liquidity issues related to this investment will impact our ability to fund our ongoing business operations. However, if the global credit crisis persists or intensifies, declines in the market values of our investments in the future could have an adverse impact on our financial condition and operating results.

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

New technologies or industry standards, including those technologies protected by intellectual property rights, have the potential to replace or provide lower cost alternatives to our hosting, networking, and Internet access services. The adoption of such new technologies or industry standards could render our data center technology and services obsolete, unmarketable, cause impairment of our existing assets, or require us to incur significant capital expenditures to expand and upgrade our technology to meet new standards. In addition, government regulation may adversely affect the demand for hosting services. We cannot guarantee that we will be able to identify new service opportunities successfully or, if identified, be able to develop and bring new products and services to market in a timely and cost-effective manner. In addition, we cannot guarantee that services or technologies developed by others will not render our current and future services non-competitive or obsolete or that our current and future services will achieve or sustain market acceptance or be able to effectively address the compatibility and interoperability issues raised by technological changes or new industry standards. If we fail to anticipate the emergence of, or obtain access to, a new technology or industry standard, we may incur increased costs if we seek to use those technologies and standards, or our competitors that use such technologies and standards may use them more cost-effectively than we do.

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

We have approximately 54.3 million shares of common stock outstanding, the majority of which is held by a small number of investment firms, including Welsh, Carson, Anderson & Stowe, or Welsh Carson. As of August 1, 2009, investment partnerships sponsored by Welsh Carson own approximately 28% of our outstanding common stock, and since December 2006, Welsh Carson has distributed over 12.1 million shares of our common stock to its limited partners. These shares may and some have been sold in the public market immediately following such distributions. Also, as of August 1, 2009, Welsh Carson and individuals affiliated with Welsh Carson are entitled to certain registration rights with respect to 14.2 million shares of our common stock held by them. Sales of substantial amounts of shares of our common stock in the public market, including sales following Welsh Carson distributions, or the perception that those sales will occur, could cause the market price of our common stock to decline. Those sales also might make it more difficult for us to sell equity and equity-related securities in the future at a time and at a price that we consider appropriate.

Our stock price is subject to significant volatility.

Since July 1, 2008, until the present, the closing price per share of our common stock has ranged from a high of $17.85 per share to a low of $5.09 per share. Our stock price has been, and may continue to be, subject to significant volatility due to conditions in the technology industry or in the financial markets generally, sales of our securities by significant stockholders and the other risks and uncertainties described or incorporated by reference herein.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our annual meeting of stockholders held on May 19, 2009, the following matters were voted on:

1.	Election of nine directors to the Board of Directors.

	For	Withheld
John D. Clark	48,976,352	3,252,147
Clyde A. Heintzelman	51,431,813	796,686
Philip J. Koen	51,287,202	941,297
Thomas E. McInerney	35,133,739	17,094,760
James E. Ousley	37,929,523	14,298,976
James P. Pellow	51,435,441	793,058
David C. Peterschmidt	40,260,150	11,968,349
Mercedes A. Walton	51,434,660	793,839
Patrick J. Welsh	37,794,625	14,433,874

2.	Approval of an amendment to our Amended and Restated 2003 Incentive Compensation Plan to increase the number of shares available under the plan.

For	Against	Abstain	Number of Broker Non-Votes
37,310,350	5,328,920	4,854,847	4,734,382

3.	Approval of an amendment to our Amended and Restated 2003 Incentive Compensation Plan to authorize a stock option exchange program for eligible employees.

For	Against	Abstain	Number of Broker Non-Votes
28,113,157	19,377,858	3,102	4,734,382

4.	Ratify the appointment of Ernst & Young, LLP as our independent registered public accounting firm for the year ending December 31, 2009.

For	Against	Abstain
52,054,388	165,727	8,384

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit Index Number	Exhibit Description	Filed with the Form 10-Q	Incorporated by Reference
			Form	Filing Date with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1	November 12, 1999	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	January 31, 2000	3.2

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 14, 2002	3.3

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 13, 2004	3.4

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 5, 2005	3.5

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		8-K	June 7, 2006	3.1

3.7	Amended and Restated Bylaws of the Registrant		10-Q	August 1, 2008	3.3

4.1	Form of Common Stock Certificate		S-1/A	January 31, 2000	4.1

4.2	Indenture, dated as of May 9, 2007, between Registrant and The Bank of New York, as trustee, including the Form of Global Note attached as Exhibit A thereto		8-K	May 10, 2007	4.1

10.1	Amendment No. 2 to the Amended and Restated Credit Agreement, dated February 26, 2009, by and among SAVVIS Communications Corporation, a Missouri corporation, Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, LLC, as the arranger and the administrative agent for the Lenders	X

10.2	Amendment No. 3 to the Amended and Restated Credit Agreement, dated April 30, 2009, by and among SAVVIS Communications Corporation, a Missouri corporation, Registrant, the lenders that are signatories thereto and Wells Fargo Foothill, LLC, as the arranger and the administrative agent for the Lenders	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVVIS, Inc.

Date:	August 6, 2009	By:	/s/ Philip J. Koen
Philip J. Koen
Chief Executive Officer
(principal executive officer)

Date:	August 6, 2009	By:	/s/ Gregory W. Freiberg
Gregory W. Freiberg
Chief Financial Officer
(principal financial officer and principal accounting officer)