Form 10-Q
period 2009-09-30
SAVVIS, Inc.
filed 2009-11-05
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Common stock, $0.01 Par Value – 54,379,303 shares as of October 30, 2009

The Exhibit Index begins on page 33.

SAVVIS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION.

ITEM  1. FINANCIAL STATEMENTS.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$163,498	$121,284
Trade accounts receivable, net of allowance of $7,157 and $7,947	46,737	51,745
Prepaid expenses and other current assets	27,534	23,641

Total Current Assets	237,769	196,670

Property and equipment, net	713,499	736,646
Other non-current assets	14,093	16,379

Total Assets	$965,361	$949,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Payables and other trade accruals	$34,779	$41,538
Current portion of long-term debt and lease obligations	14,231	13,049
Other current accrued liabilities	68,820	71,675

Total Current Liabilities	117,830	126,262

Long-term debt, net of current portion	374,938	360,249
Capital and financing method lease obligations, net of current portion	186,622	191,419
Other non-current accrued liabilities	76,447	71,588

Total Liabilities	755,837	749,518

Stockholders’ Equity:
Common stock; $0.01 par value, 1,500,000 shares authorized; 54,330 and 53,464 shares issued and outstanding	544	535
Additional paid-in capital	856,986	834,882
Accumulated deficit	(629,070)	(613,583)
Accumulated other comprehensive loss	(18,936)	(21,657)

Total Stockholders’ Equity	209,524	200,177

Total Liabilities and Stockholders’ Equity	$965,361	$949,695

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$213,211	$218,363	$654,595	$634,587
Operating Expenses:
Cost of revenue (including non-cash equity-based compensation of $1,473, $173, $4,430, and $3,274, respectively) (1)	117,945	124,042	359,907	359,382
Sales, general and administrative expenses (including non-cash equity-based compensation of $7,003, $2,269, $18,722, and $17,738, respectively) (1)	52,551	49,030	152,704	163,569
Depreciation, amortization and accretion	38,201	34,222	112,335	100,120

Total Operating Expenses	208,697	207,294	624,946	623,071

Income from Operations	4,514	11,069	29,649	11,516
Other (income) and expense	13,887	13,207	43,268	30,599

Income (Loss) before Income Taxes	(9,373)	(2,138)	(13,619)	(19,083)
Income tax expense	557	1,659	1,868	2,589

Net Income (Loss)	$(9,930)	$(3,797)	$(15,487)	$(21,672)

Net Income (Loss) per Common Share
Basic	$(0.18)	$(0.07)	$(0.29)	$(0.41)

Diluted	$(0.18)	$(0.07)	$(0.29)	$(0.41)

Weighted-Average Common Shares Outstanding (2)
Basic	53,960	53,383	53,724	53,338

Diluted	53,960	53,383	53,724	53,338

(1)	Excludes depreciation, amortization, and accretion, which is reported separately.
(2)	For the three and nine months ended September 30, 2009 and 2008, the effects of including the incremental shares associated with the Convertible Notes, options, unvested restricted preferred units, unvested restricted stock units, and unvested restricted stock awards are anti-dilutive and, as such, are not included in the diluted weighted-average common shares outstanding.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$(15,487)	$(21,672)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	112,335	100,120
Non-cash equity-based compensation	23,152	21,012
Accrued interest	16,908	15,407
Other, net	927	203
Net changes in operating assets and liabilities:
Trade accounts receivable, net	5,472	(6,828)
Prepaid expenses and other current and non-current assets	(565)	(8,372)
Payables and other trade accruals	(5,275)	4,832
Other accrued liabilities	(8,456)	(4,022)

Net cash provided by operating activities	129,011	100,680

Cash Flows from Investing Activities:
Payments for capital expenditures	(75,804)	(209,277)

Net cash used in investing activities	(75,804)	(209,277)

Cash Flows from Financing Activities:
Proceeds from long-term debt	2,865	56,447
Payments for employee taxes on equity-based instruments	(1,619)	(2,283)
Payments for debt issuance costs	—	(1,135)
Principal payments on long-term debt	(4,950)	(3,481)
Principal payments under capital lease obligations	(6,090)	(4,152)
Other, net	(1,132)	907

Net cash provided by (used in) financing activities	(10,926)	46,303

Effect of exchange rate changes on cash and cash equivalents	(67)	(4,800)

Net increase (decrease) in cash and cash equivalents	42,214	(67,094)
Cash and cash equivalents, beginning of period	121,284	183,141

Cash and cash equivalents, end of period	$163,498	$116,047

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$25,642	$21,104

Cash paid for income taxes	$1,251	$1,439

Non-cash Investing and Financing Activities:
Assets acquired and obligations incurred under capital leases	$1,547	$10,235

Assets acquired and obligations incurred under financing agreements	$—	$24,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
Balance at December 31, 2008	53,464	$535	$834,882	$(613,583)	$(21,657)	$200,177

Net income (loss)	—	—	—	(15,487)	—	(15,487)

Foreign currency translation adjustments	—	—	—	—	2,816	2,816

Unrealized loss on derivatives	—	—	—	—	(95)	(95)

Issuance of common stock	349	4	913	—	—	917

Issuance of restricted stock	517	5	(5)	—	—	—

Payments for employee taxes on equity-based instruments	—	—	(1,619)	—	—	(1,619)

Recognition of equity-based compensation costs	—	—	22,815	—	—	22,815

Balance at September 30, 2009	54,330	$544	$856,986	$(629,070)	$(18,936)	$209,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data and where indicated)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

SAVVIS, Inc. (the Company) provides information technology services including managed hosting, utility computing, cloud services, colocation, managed security, network services, and professional services through its global infrastructure to businesses and government agencies around the world.

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

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Material subsequent events have been evaluated and disclosed through the report issuance date, November 5, 2009.

Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

During the first quarter of 2009, the Company underwent an evaluation of job functions, which resulted in a realignment of costs from cost of revenue to sales, general and administrative expenses, which the Company believes more accurately presents the components of operating costs. To reflect the impact this change would have made if implemented in the prior period, the cost of revenue and sales, general and administrative expenses for the three and nine months ended September 30, 2008 have been adjusted to reflect the $3.0 million and $9.2 million reclassifications, respectively. Total operating expenses and net income (loss) were not impacted by the change.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

On January 1, 2009 the Company adopted new accounting guidance on the disclosure of derivative instruments and hedging activities, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This includes qualitative disclosures about objectives for using derivatives by primary risk exposure and by purpose or strategy; information about the volume of the derivative activity; tabular disclosure of the financial statement location and amounts of the gains and losses related to the derivatives; and disclosures about credit-risk related contingent features in derivative agreements. As the adoption of this guidance affects only disclosures related to derivative instruments and hedging activities, there was no impact on the Company’s consolidated financial position, results of operations, or cash flows.

On June 30, 2009, the Company adopted new accounting guidance on subsequent events, which establishes general standards for disclosure of events that occur after the balance sheet date but before financial statements are issued. The guidance sets forth the guidelines that management of a reporting entity should use to evaluate events or transactions for potential recognition or disclosure in the financial statements, including the time period, the circumstances requiring recognition, and the disclosures an entity should make. Adoption has not had a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

On June 30, 2009, the Company adopted new accounting guidance that requires an entity to provide disclosures of fair value of financial instruments in interim financial information. The Company has included disclosures about the fair value of all financial instruments for which it is practicable to estimate the value, whether recognized or not on its balance sheet, when summarized financial information for interim reporting periods is issued. This guidance does not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

On January 1, 2009, the Company adopted new accounting guidance on accounting for convertible debt instruments that may be settled in cash upon conversion, which changed the accounting for its Convertible Notes (the Notes). Under the new rule, the Company must separately account for the liability and equity components of the Notes and has, as a result, reclassified approximately $72.6 million, which was comprised of a $74.5 million reclassification from long-term debt and an offsetting $1.9 million reclassification from debt issuance costs, to additional paid-in capital as of the issuance date. The long-term debt reclassification is accounted for as an original issue discount of the Notes. Higher interest expense has resulted from recognition of the accretion of the discounted carrying value of the Notes to their face amount as interest expense. The Company was required to retrospectively revise its financial statements as though the new provisions had been in effect since the inception of the Notes in May 2007.

The following table summarizes the effect of the changes on prior period information for the three months ended September 30, 2008:

	As Reported	Adjustment	Revised

Other (income) and expense	$9,972	$3,235	$13,207
Loss before income taxes	1,097	(3,235)	(2,138)
Net income (loss)	(562)	(3,235)	(3,797)
Net income (loss) per common and diluted share	(0.01)	(0.06)	(0.07)

The following table summarizes the effect of the changes on prior period information for the nine months ended September 30, 2008:

	As Reported	Adjustment	Revised

Other (income) and expense	$21,095	$9,504	$30,599
Loss before income taxes	(9,579)	(9,504)	(19,083)
Net income (loss)	(12,168)	(9,504)	(21,672)
Net income (loss) per common and diluted share	(0.23)	(0.18)	(0.41)

The following table summarizes the effect of the changes on prior period information as of December 31, 2008:

	As Reported	Adjustment	Revised

Other non-current assets	$17,693	$(1,314)	$16,379
Long-term debt, net of current portion	413,647	(53,398)	360,249
Additional paid-in capital	762,273	72,609	834,882
Accumulated deficit	(593,058)	(20,525)	(613,583)

For further information, please refer to Note 6.

NOTE 3—FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has estimated the fair value of its financial instruments as of September 30, 2009 and December 31, 2008, using available market information or other appropriate valuation methods. Assets and liabilities are categorized as Level 1, Level 2, or Level 3, dependant on the reliability of the inputs used in the valuation. Level 1 is considered more reliable than Level 3, as Level 3 depends on management’s assumptions.

The carrying amounts of cash and cash equivalents, trade accounts receivable, other current assets, payables and other trade accruals, and other current liabilities approximate fair value because of the short-term nature of such instruments. As of September 30, 2009, substantially all of the Company’s $163.5 million of cash and cash equivalents were held in money market accounts, which are valued using Level 1 inputs. The Company is exposed to interest rate volatility with respect to the variable interest rates of its Credit Agreement and Lombard Loan Agreement (see Note 6). The Credit Agreement bears interest at current market rates, plus applicable margin, although there were no balances outstanding on this facility as of September 30, 2009 or December 31, 2008. The fair values of the Credit Agreement and Lombard Loan Agreement, which are not traded on the market, are estimated by considering the Company’s credit rating, current rates available to the Company for debt of the same remaining maturities and the terms of the debt. The fair value of the Notes is estimated using the current trading value of the Notes, as provided by a third party.

The following table presents the estimated fair values of the Company’s long-term debt as of the dates indicated (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value

Convertible notes	$302,230	$297,694	$291,602	$147,774
Lombard loan agreement	56,863	63,070	47,852	56,047
Credit agreement	—	—	—	—

NOTE 4—NET INCOME (LOSS) PER COMMON SHARE

The Company computes basic net income (loss) per common share by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, excluding unvested restricted stock awards subject to cancellation. Diluted net income (loss) per common share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares represent the incremental common shares issuable for stock option and restricted preferred unit exercises, unvested restricted stock units and restricted stock awards that are subject to repurchase or cancellation, and conversion of debt securities. The Company calculates the dilutive effect of outstanding stock options, restricted preferred units, restricted stock units, and restricted stock awards on net income (loss) per share by application of the treasury stock method. The dilutive effect from convertible securities is calculated by application of the if-converted method. The Company had no dilutive securities for the three and nine months ended September 30, 2009 and 2008.

The following tables set forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(9,930)	$(3,797)	$(15,487)	$(21,672)

Weighted-average shares outstanding – basic	53,960	53,383	53,724	53,338
Effect of dilutive securities: (1)
Stock options (2)	—	—	—	—
Restricted preferred units (2)	—	—	—	—
Restricted stock units and restricted stock awards (2)	—	—	—	—

Weighted-average shares outstanding – diluted	53,960	53,383	53,724	53,338

Net income (loss) per common share:
Basic	$(0.18)	$(0.07)	$(0.29)	$(0.41)

Diluted	$(0.18)	$(0.07)	$(0.29)	$(0.41)

(1)	For the three and nine months ended September 30, 2009 and 2008, the effects of including the incremental shares associated with the Convertible Notes and the assumed conversion of equity instruments into common stock were anti-dilutive and, as such, are excluded from the calculation of diluted net income (loss) per common share.
(2)	As of September 30, 2009, the Company had 5.5 million stock options, 0.2 million restricted preferred units, and 0.6 shares of restricted stock units and restricted stock awards outstanding.

NOTE 5—PROPERTY AND EQUIPMENT

The following table presents property and equipment, by major category, as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Facilities and leasehold improvements	$654,023	$631,685
Communications and data center equipment	515,552	470,922
Software	95,746	76,967
Office equipment	27,812	26,802

	1,293,133	1,206,376
Less accumulated depreciation and amortization	(579,634)	(469,730)

Property and equipment, net	$713,499	$736,646

Depreciation and amortization expense for property and equipment was $37.2 million and $32.8 million for the three months ended September 30, 2009 and 2008, respectively, and $109.4 million and $95.7 million for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 6—LONG-TERM DEBT

The following table presents long-term debt as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Convertible notes	$302,230	$291,602
Lombard loan agreement	56,863	47,852
Cisco loan facility, net of current portion of $6,600 and $6,600, respectively	15,845	20,795
Credit agreement	—	—

Long-term debt	$374,938	$360,249

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

On January 1, 2009, the Company adopted new accounting guidance on accounting for convertible debt instruments that may be settled in cash upon conversion and, as a result, has separated the liability and equity components of the Notes using an interest rate of 8.36% to calculate the fair value of the liability portion. The $74.5 million reclassification is being treated as original issue discount of the Notes and will be accreted through the maturity date of the Notes, May 15, 2012. The offset to this discount is recorded as an increase to additional paid-in capital. In connection with the issuance of the Notes, debt issuance costs totaling $8.9 million were deferred and are being amortized to interest expense through the maturity date of the Notes. With the adoption of the new guidance, $1.9 million of the debt issuance costs were reclassified as equity issuance costs and recorded as a decrease in additional paid-in capital, for a net adjustment of $72.6 million to additional paid-in capital. The debt issuance costs related to the Notes, net of accumulated amortization, were $3.7 million as of September 30, 2009.

The following table summarizes the carrying amounts of the equity and liability components of the Notes, along with the unamortized discount and net carrying amount of the liability component.

	September 30, 2009	December 31, 2008
Equity component	$72,609	$72,609
Liability component:
Principal amount	$345,000	$345,000
Unamortized discount	(42,770)	(53,398)

Net carrying amount	$302,230	$291,602

The following table summarizes the amount of interest cost recognized for the periods relating to both the contractual interest and the accretion of the discount of the liability component of the Notes:

	Three Months Ended September 30,
	2009	2008
Interest at 3% stated coupon rate	$2,588	$2,588
Discount amortization	3,615	3,331

Total interest expense	$6,203	$5,919

	Nine Months Ended September 30,
	2009	2008
Interest at 3% stated coupon rate	$7,763	$7,763
Discount amortization	10,629	9,793

Total interest expense	$18,392	$17,556

Credit Facilities

Credit Agreement. The Company maintains a $50.0 million revolving credit facility, which includes a $40.0 million letter of credit provision. The Credit Agreement allows for an increase of up to $50.0 million, or a maximum facility of $100.0 million, within one year of the date of the agreement, December 8, 2008, subject to the satisfaction of certain conditions. The Credit Agreement will mature in December 2011. Borrowings under the Credit Agreement may be used to fund working capital, for capital expenditures and other general corporate purposes. The Credit Agreement contains affirmative, negative, and financial covenants which are measured on a quarterly basis and include limitations on capital expenditures and require maintenance of certain financial measures at defined levels. The Company’s obligations under the Credit Agreement and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of the Company’s assets, interest in assets and proceeds thereof, excluding those assets pledged under our loan with Lombard North Central, Plc. Under the terms of the Credit Agreement, the Company may elect to pay interest on a base rate or LIBOR rate, plus an applicable margin. Unused commitments on the Credit Agreement are subject to an annual commitment fee of 0.50% to 0.75% and a fee is applied to outstanding letters of credit of 3.825% to 4.825%. As of September 30, 2009, the interest rate, including margin, would have been 7.00%, however, there were no outstanding borrowings under the Credit Agreement. There were approximately $24.7 million outstanding letters of credit as of September 30, 2009.

Loan Agreement and Lease Facility. The Company maintains a loan and security agreement (the Loan Agreement) and a master lease agreement (the Lease Agreement) with Cisco Systems Capital Corporation. The Loan Agreement provides for borrowings of up to $33.0 million, at an annual interest rate of 6.50%, to purchase network equipment, and are secured by a first-priority security interest in the equipment. The Lease Agreement provides a lease facility (the Lease Facility) to purchase equipment with borrowings at the discretion of Cisco Systems Capital Corporation. The effective interest rate on current outstanding borrowings ranges from 5.52% to 7.75%. The Company may utilize up to $3.0 million of the Lease Facility for third party manufactured equipment. As of September 30, 2009, the Company had $22.4 million in outstanding borrowings under the Loan Agreement and $14.6 million under the Lease Facility.

Lombard Loan Agreement. The Company, through its subsidiary SAVVIS UK Limited (SAVVIS UK), maintains a loan agreement (the Lombard Loan Agreement) with Lombard North Central, Plc. The Lombard Loan Agreement has a five-year term and requires monthly interest installments for the full term and quarterly principal installments beginning in 2011. The Company has guaranteed the obligations of SAVVIS UK under the Lombard Loan Agreement and the obligations are secured by a first priority security interest in substantially all of SAVVIS UK’s current data center assets and certain future assets located in the new data center. The Company currently maintains a letter of credit, issued in 2008, of $13.4 million. The letter of credit may be increased or decreased by specified amounts at specified times, and may be terminated if certain financial measures are met. As of September 30, 2009, outstanding borrowings under the fully drawn Lombard Loan Agreement totaled £35.0 million, or approximately $56.9 million. The variable interest rate as of September 30, 2009 was 3.32%. This variable interest expense has been effectively fixed at 7.86%, subject to the terms of an interest rate swap agreement, as described in Note 7.

Future Principal Payments

As of September 30, 2009, aggregate future principal payments of long-term debt were $1.7 million for the remainder of the year ended December 31, 2009, and $6.6 million, $15.7 million, $370.9 million, and $29.4 million for the years ended December 31, 2010, 2011, 2012, and 2013, respectively. Depending on settlement options at the Company’s election, the Notes may be settled in cash, shares, or a combination thereof. The weighted-average cash interest rate applicable to outstanding borrowings was 3.2% and 3.5% as of September 30, 2009 and December 31, 2008, respectively.

NOTE 7—DERIVATIVES

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign currency exchange rate risk and variable interest rate risk. The fair value of the Company’s cash flow hedges are recorded as assets or liabilities, as applicable, on the balance sheet with the offset in accumulated other comprehensive loss. To the extent that the periodic changes in the fair value of the derivatives are not effective, or if the hedge ceases to qualify for hedge accounting, the ineffective portion of the non-cash changes are recognized immediately in the consolidated statement of operations in the period of the change. As the hedged items impact earnings, the related hedging gains or losses are reclassified from accumulated other comprehensive loss and recognized in the consolidated statements of operations.

Foreign Currency Hedges

The Company engages in foreign currency hedging transactions to mitigate its foreign currency exchange risk. The Company had recorded a foreign currency hedge liability of $0.1 million as of September 30, 2009 and a foreign currency hedge asset of $0.1 million as of December 31, 2008.

Interest Rate Swap

In January 2009, the Company dedesignated its existing interest rate swap and redesignated a new interest rate swap by entering into an amended swap agreement (the Swap Agreement) with National Westminster Bank, Plc (NatWest). At the time of dedesignation, the fair value of the existing interest rate swap was £2.5 million, which represents the financing element of the Swap Agreement, and will be amortized to earnings as the originally hedged cash flows affect earnings. The Swap Agreement hedges the monthly interest payments incurred and paid under the Lombard Loan Agreement during the three year period beginning January 1, 2009 and ending December 31, 2011. Under the terms of the Swap Agreement, the Company owes monthly interest to NatWest at a fixed LIBOR rate of 5.06%, and receives from NatWest payments based on the same variable notional amount at the one month LIBOR interest rate set at the beginning of each month. The Swap Agreement effectively fixes the interest payments paid under the Lombard Loan Agreement at 7.86%. As of September 30, 2009, the notional amount of the Swap Agreement was £35.0 million. During the three and nine months ended September 30, 2009, the Company recognized a $0.4 million and $0.9 million gain, respectively, on hedge ineffectiveness in the consolidated statement of operations, which was partially offset by $1.1 million in amortization of the financing element of the Swap Agreement. As of September 30, 2009, the market value of the interest rate swap was a non-current liability of £2.5 million, or approximately $4.0 million. By using derivative instruments to hedge exposure to changes in interest rates, the Company exposes itself to credit risk, or the failure of one party to perform under the terms of the derivative contract. As of September 30, 2009, the Company had recorded a counterparty credit default risk adjustment of $0.5 million, decreasing the fair value of the interest rate swap liability to $3.5 million.

The following table presents the settlement terms of Swap Agreement:

	September 30, 2009	December 31, 2009	December 31, 2010	December 31, 2011
Swap Agreement
Notional amount	£35,000	£35,000	£35,000	£29,375
Fixed rate	5.06%	5.06%	5.06%	5.06%

Balance Sheet Presentation

The Company’s foreign currency hedges are presented on a net basis in ‘Prepaid expenses and other current assets’ or ‘Other current accrued liabilities,’ as applicable. The interest rate swap is presented on a net basis in ‘Other non-current accrued liabilities.’ The fair value of the interest rate swap is valued using Level 2 inputs.

The following table summarizes the fair value of the derivatives on a net basis:

September 30, 2009
Liabilities:
Foreign currency hedges	$111
Interest rate swap, net	3,554

$3,665

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

The following table presents the Company’s realized gains and losses on derivative instruments:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Realized gains (losses)
Foreign currency hedges	$204	$204
Interest rate swap	(196)	(329)

	$8	$(125)

NOTE 8—CAPITAL AND FINANCING METHOD LEASE OBLIGATIONS

The following table presents future minimum payments due under capital and financing method leases as of September 30, 2009:

Remainder of 2009	$7,811
2010	31,783
2011	32,493
2012	32,160
2013	29,413
Thereafter	204,729

Total capital and financing method lease obligations	338,389
Less amount representing interest	(194,665)
Less current portion	(7,631)

Capital and financing method lease obligations, net	$136,093

Financing method lease obligation payments represent interest payments over the term of the lease; as such, the table above excludes a $50.6 million deferred gain that will be realized upon termination of the lease in accordance with accounting rules for financing method leases.

NOTE 9—OPERATING LEASES

The following table presents future minimum payments under operating leases as of September 30, 2009:

Remainder of 2009	$18,850
2010	75,421
2011	71,452
2012	63,508
2013	56,525
Thereafter	305,783

Total future minimum lease payments	$591,539

Rental expense under operating leases was $18.0 million and $18.5 million for the three months ended September 30, 2009 and 2008, respectively, and $54.8 million and $53.0 million for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 10—OTHER ACCRUED LIABILITIES

The following table presents the components of other current and non-current accrued liabilities as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Other current accrued liabilities:
Wages, employee benefits, and related taxes	$16,135	$15,022
Deferred revenue	20,927	23,352
Taxes payable	6,061	6,127
Other current liabilities	25,697	27,174

Total other current accrued liabilities	$68,820	$71,675

Other non-current accrued liabilities:
Deferred revenue	$8,919	$9,099
Acquired contractual obligations in excess of fair value and other	14,201	15,474
Asset retirement obligations	29,168	27,750
Other non-current liabilities	24,159	19,265

Total other non-current accrued liabilities	$76,447	$71,588

Acquired contractual obligations in excess of fair value and other as of September 30, 2009 and December 31, 2008 represent amounts remaining from acquisitions related to fair market value adjustments of acquired facility leases and idle capacity on acquired long-term maintenance contracts that the Company did not intend to utilize.

NOTE 11—COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s customer contracts generally span multiple periods, which results in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $16.0 million, $40.4 million, $17.2 million, $13.7 million, $9.6 million, and $60.1 million during the years ended December 31, 2009, 2010, 2011, 2012, 2013, and thereafter, respectively. Should the Company not meet the minimum spending levels in any given term, decreasing termination liabilities representing a percentage of the remaining contractual amounts may become immediately due and payable. Furthermore, certain of these termination liabilities are potentially subject to reduction should the Company experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if the Company had terminated all of these agreements as of September 30, 2009, the maximum termination liability would have been $157.0 million. To mitigate this exposure, at times, the Company aligns its minimum spending commitments with customer revenue commitments for related services.

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in the accompanying consolidated balance sheets, such as letters of credit, indemnifications, and operating leases under which certain facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through December 2022, and may be renewed as circumstances warrant. As of September 30, 2009, the Company had $24.7 million in letters of credit outstanding under the Credit Agreement, which are pledged as collateral to primarily support certain facility leases and utility agreements. Also, in connection with its 2007 sale of the assets related to its content delivery network services, the Company agreed to indemnify the purchaser should it incur certain losses due to a breach of the Company’s representations and warranties. The Company has not incurred a liability relating to these indemnification provisions in the past, and management believes that the likelihood of any future payout relating to these provisions is remote. As such, the Company has not recorded a liability during any period related to these indemnification provisions.

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

NOTE 12—COMPREHENSIVE LOSS

The following table presents comprehensive loss for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(9,930)	$(3,797)	$(15,487)	$(21,672)
Net change in cash flow hedges (1)	435	109	(95)	(17)
Foreign currency translation	(8)	(3,113)	2,816	(6,308)

Comprehensive loss	$(9,503)	$(6,801)	$(12,766)	$(27,997)

(1)	Includes foreign currency cash flow hedges and interest rate swap.

NOTE 13—EQUITY-BASED COMPENSATION

In May 2009, pursuant to a plan approved by the stockholders at the 2009 annual meeting of stockholders, the Company offered its employees the opportunity to exchange some or all of their outstanding stock options with an exercise price per share greater than $17.85 and granted prior to May 29, 2008, whether vested or unvested, for a lesser number of stock options with an exercise price equal to the closing price of our common stock on the date of grant of the new options. Eligible employees tendered, and the Company accepted for cancellation, an aggregate of approximately 4.0 million shares of common stock, representing approximately 93.3% of the eligible options. On June 29, 2009, the Company granted approximately 3.0 million new options and cancelled the tendered eligible options. The incremental non-cash equity-based compensation expense incurred by the Company as a result of this exchange was immaterial.

The following table presents information associated with the Company’s equity-based compensation awards for the nine months ended September 30, 2009 (in thousands):

	Restricted Stock Units	Restricted Stock	Options and Restricted Preferred Units
Outstanding at beginning of period	300	47	5,814
Granted (1)	246	582	4,753
Delivered/Exercised	(245)	(233)	(33)
Forfeited	—	(23)	(196)
Cancelled (1)	—	(52)	(4,565)

Outstanding at end of period	301	321	5,773

(1)	On June 29, 2009, approximately 4.0 million of stock options held by employees were cancelled and exchanged for approximately 3.0 million new stock options as part of the Company’s option exchange program.

As of September 30, 2009, the Company had $37.6 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 3.4 years.

NOTE 14—INCOME TAXES

For the nine months ended September 30, 2009, the Company recorded income tax expense of $1.9 million on a loss before income taxes of $13.6 million. Comparatively, for the year ended December 31, 2008, the Company recorded income tax expense of $3.0 million on a loss before income taxes of $19.0 million. Management currently anticipates a pretax loss in 2009, however income tax expense is expected primarily due to certain jurisdictional alternative minimum taxes on income.

As of December 31, 2008, the Company had approximately $174.3 million in U.S. net operating loss (NOL) carryforwards. These carryforwards exclude $53.5 million of additional NOLs due to limitations related to equity-based compensation, which are available from an income tax return perspective.

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

The Company’s operations are managed on the basis of three geographic regions, Americas, EMEA (Europe, Middle East, and Africa), and Asia. Management evaluates the performance of such regions and allocates resources to them based primarily on revenue. The Company has evaluated the criteria for aggregation of its geographic regions and believes it meets each of the respective criteria. The Company’s geographic regions maintain similar sales forces, each of which generally offer all of the Company’s services due to the similar nature of such services. In addition, the geographic regions utilize similar means for delivering the Company’s services; have similarity in the types of customer receiving the products and services; and distribute the Company’s services over a unified network and using comparable data center technology. In light of these factors, management has determined that the Company has one reportable segment.

Selected financial information for the Company’s geographic regions is presented below. For the three and nine months ended September 30, 2009, revenue earned in the U.S. represented approximately 82% and 83%, respectively. For both the three and nine months ended September 30, 2008, revenue earned in the U.S. represented approximately 84%.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Americas	$175,517	$183,322	$545,479	$533,734
EMEA	27,879	26,236	80,233	76,023
Asia	9,815	8,805	28,883	24,830

Total revenue	$213,211	$218,363	$654,595	$634,587

			September 30, 2009	December 31, 2008
Property and equipment, net:
Americas			$610,203	$640,037
EMEA			81,014	74,162
Asia			22,282	22,447

Total property and equipment, net			$713,499	$736,646

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying unaudited condensed consolidated financial statements and notes thereto to assist readers in understanding our results of operations, financial condition, and cash flows. You should read the following discussion in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2008, included in our Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission, or SEC, on May 28, 2009, and our MD&A as of and for the year ended December 31, 2008, included in our Annual Report on Form 10-K for such period as filed with the SEC. The following discussion contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, including those set forth in Part I, Item 1A of our Annual Report on Form 10-K and in subsequent SEC filings. Our actual results may differ materially from the results discussed in the forward-looking statements.

EXECUTIVE SUMMARY

Overview

We provide information technology, or IT, services including managed hosting, utility computing, cloud services, colocation, managed security, network services, and professional services, through our global infrastructure to businesses and government agencies around the world. Our services are designed to offer a flexible and comprehensive IT solution that meets the specific IT infrastructure and business needs of our customers. Our suite of products can be purchased individually, in various combinations, or as part of a total or partial outsourcing arrangement. Our colocation solutions meet the specific needs of customers who require control of their physical assets, while our managed hosting solution offerings provide customers with access to our services and infrastructure without the upfront capital costs associated with equipment acquisition. By partnering with us, our customers may drive down the costs of acquiring and managing IT infrastructure, achieve operational efficiency through the use of virtualized technology, and focus their resources on their core business while we focus on the delivery and performance of their IT infrastructure services.

Our Services

We present our revenue in two categories of services: (1) hosting services and (2) network services. Our focus has increased on the financial industry, for which we have targeted solutions comprised of both our hosting and network capabilities.

Hosting Services provide the core facilities, computing, including cloud services, data storage and network infrastructure on which to run business applications. We manage 28 data centers located in the United States, Europe, and Asia with approximately 1.43 million square feet of gross raised floor space. Our hosting services are comprised of colocation and managed hosting and allow our customers to choose which parts of their IT infrastructure they own and operate versus those that we own and operate for them. Customers can scale their use of our services as their own requirements grow and as customers learn the benefits of outsourcing IT infrastructure management.

•

Colocation is designed for customers seeking data center space and power for their server and networking equipment needs. Our data centers provide our customers around the world with a secure, high-powered, purpose-built location for their IT equipment.

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

Business Trends and Outlook

The global economic environment remains a concern as we continue to monitor the impact that the economic downturn may have on our customers, particularly those customers in the financial services industry. Approximately 26% of our revenue for the nine months ended September 30, 2009 was generated by customers in the financial sector. Given the current economic environment and recent consolidation in the financial services industry, we remain cautious regarding these customers and their future impact on our revenue and profitability. Last year, one such financial services customer, American Stock Exchange, or AMEX, which accounted for approximately 3% of our revenue for the year ended December 31, 2008, announced the completion of its merger with another company. This merger was unrelated to the credit crisis; however, during the first quarter of 2009, the merged entity cancelled AMEX’s contract with us which has resulted in decreased revenue in the three and nine months ended September 30, 2009.

While the economy is showing some signs of firming, predictability in timing of sales cycles for new business continue to be challenged by lengthy decision making cycles caused, in part, by strained IT budgets. Despite these challenges, we believe we have considerable opportunity and believe that companies will increasingly consider adopting outsourced IT solutions as they attempt to reduce their infrastructure spending and meet the increasing demands from their user communities. Our services model enables our enterprise customers to choose from a number of different strategies designed to reduce their IT costs. Our focus is to provide mission-critical, non-discretionary IT infrastructure outsourcing and we believe that our target customer base considers us specialists in the areas of server management, storage, virtualization, security and network infrastructure. With the recent completion of a significant phase of our global data center expansion, we believe we have the right footprint and functionality in place to provide our customers with the products and services they need at the locations where they need it. We continue to develop and market our new and innovative service offerings, such as cloud computing, software-as-a-service, or SaaS, and our proximity hosting solutions, for which we anticipate growth opportunity.

The center point of our strategy is to provide a scalable managed hosting solution. Colocation and network services play an important and foundational role; however we remain intensely focused on growing our managed hosting business. Our experience shows that colocation has now become an accepted first step in embracing IT outsourcing solutions. The colocation market has grown, pricing has begun to stabilize and we remain committed to delivering growth in that business. However, we anticipate decreases from non-core, below-market margin customers, including certain of those in the internet content business, along with declines due to customer downsizing driven by their continued consolidation and their economic challenges. We continue to focus our network product sales on those customers within our service profile that require an integrated managed hosting and managed network solution, particularly in hosted applications requiring higher network performance characteristics. As such, we expect certain of our network products to continue to be under pressure into 2010. We believe the intersection of colocation, network and managed hosting allows us to produce a much higher return on invested capital than colocation or network alone, particularly by leveraging technologies for shared platform resources.

Our focus is on our customers, and aiming to offer the solutions they need to better manage the current and future costs associated with their IT infrastructure. We are looking forward to developing and leading the market for hosting SaaS offerings from independent software vendors and expanding our existing virtualization and utility computing solutions. Additionally, we consider ourselves a market leader in proximity hosting services, which combines our colocation or managed hosting services with value added network service to provide a full end-to-end solution for financial institutions. We are leveraging this position to further capitalize on the opportunities for hosting applications in the financial markets. We believe our ability to offer our trading community a portfolio of managed hosting services, such as compute, storage, virtualization and managed network incorporating market data differentiates us from our competitors.

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

SIGNIFICANT EVENTS

Interest Rate Swap

In January 2009, we entered into an interest rate swap agreement with National Westminster Bank, Plc., or NatWest, to amend our existing interest rate swap agreement, or the Swap Agreement. The Swap Agreement hedges the monthly interest payments incurred and paid under our loan agreement with Lombard North Central, Plc., or Lombard, during the three year period beginning January 1, 2009 and ending December 31, 2011. Under the terms of the Swap Agreement, we owe monthly interest to NatWest at a fixed LIBOR interest rate of 5.06% and receive from NatWest payments based on the same variable notional amount at the one month LIBOR interest rate set at the beginning of each month. The Swap Agreement effectively fixes the monthly LIBOR interest rate payments owed to Lombard at 7.86%. As of September 30, 2009, the market value of the Swap Agreement was a £2.5 million, or approximately $4.0 million, liability. Additionally, we recorded an offset to this liability of $0.5 million to account for our credit default risk, for a net fair value of $3.5 million.

Option Exchange

In May 2009, pursuant to a plan approved by the stockholders at the 2009 annual meeting of stockholders, we offered our employees the opportunity to exchange some or all of their outstanding stock options with an exercise price per share greater than $17.85 and granted prior to May 29, 2008, whether vested or unvested, for a lesser number of stock options with an exercise price equal to the closing price of our common stock on the date of grant of the new options. Eligible employees tendered, and we accepted for cancellation, an aggregate of approximately 4.0 million shares of common stock, representing approximately 93.3% of the eligible options. On June 29, 2009, we granted approximately 3.0 million new options and cancelled the tendered eligible options.

Data Center Expansion

In July 2009, we entered into a 20 year operating lease agreement for data center space, which will expand our existing financial services hosting facility located in Weehawken, New Jersey by approximately 0.1 million square feet of raised floor space. Along with our proximity hosting solutions, the expanded facility will offer customers the opportunity to utilize other services designed specifically for the financial community, including web solutions, software-as-a-service, and cloud computing. Over the term of the lease, the total future minimum lease payments are $118.6 million. We currently anticipate $22.0 million in cash capital expenditures related to the initial phase of the expansion, with at least $10.0 million occurring in the remainder of 2009.

RESULTS OF OPERATIONS

The historical financial information included in this Quarterly Report on Form 10-Q is not intended to represent the consolidated results of operations, financial position, or cash flows that may be achieved in the future.

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Executive Summary of Results of Operations

Revenue decreased $5.2 million, or 2%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, primarily as a result of an 11% decline in network services revenue, partially offset by a 2% increase in total hosting services revenue. Income from operations decreased $6.6 million to $4.5 million for the three months ended September 30, 2009 compared to income from operations of $11.1 million for the three months ended September 30, 2008 primarily due to a $6.0 million increase in non-cash equity-based compensation expense. Loss before income taxes for the three months ended September 30, 2009 was $9.4 million compared to a loss before income taxes of $2.1 million for the three months ended September 30, 2008. The increase in loss of $7.3 million was primarily the result of the decrease in income from operations.

The following table presents revenue by major service category (dollars in thousands):

	Three Months Ended September 30,
	2009	2008	Dollar Change	Percentage Change
Revenue:
Colocation	$85,341	$78,382	$6,959	9%
Managed hosting	62,814	66,518	(3,704)	(6)%

Total hosting	148,155	144,900	3,255	2%
Network services	65,056	73,463	(8,407)	(11)%

Total revenue	$213,211	$218,363	$(5,152)	(2)%

Revenue. Revenue was $213.2 million for the three months ended September 30, 2009, a decrease of $5.2 million, or 2%, from $218.4 million for the three months ended September 30, 2008. Hosting revenue was $148.2 million for the three months ended September 30, 2009, an increase of $3.3 million, or 2%, from $144.9 million for the three months ended September 30, 2008. The increase in hosting revenue was due primarily to a $6.9 million increase in colocation revenue that resulted from sales into new and expanded data centers, which was partially offset by the $3.7 million decrease in managed hosting revenue resulting from the cancellation of the AMEX contract in March 2009. Network services revenue was $65.1 million for the three months ended September 30, 2009, a decrease of $8.4 million, or 11%, from $73.5 million for the three months ended September 30, 2008. The decrease was driven primarily by a $4.9 million decline in managed IP VPN product, which included $1.2 million related to the loss of the AMEX contract. The remainder of the decrease was driven by declines in bandwidth revenue primarily due to continued pricing pressures.

Cost of Revenue. Cost of revenue includes facility rental costs, utilities, circuit costs and other operating costs for hosting space; costs of leasing local access lines to connect customers to our Points of Presence, or PoPs; leasing backbone circuits to interconnect our PoPs; indefeasible rights of use, operations and maintenance; and salaries and related benefits for engineering, service delivery and provisioning, customer service, consulting services and operations personnel who maintain our network, monitor network performance, resolve service issues, and install new sites. Cost of revenue excludes depreciation, amortization, and accretion, which is reported as a separate line item of operating costs, and includes non-cash equity-based compensation. Cost of revenue was $117.9 million for the three months ended September 30, 2009, a decrease of $6.1 million, or 5%, from $124.0 million for the three months ended September 30, 2008. This decrease was driven by $5.6 million decrease in customer related costs and a $2.5 million decrease in circuit costs, both of which were primarily a result decreased network revenues, and a $3.4 million decrease in utility costs related to lower cooling costs due to mild temperatures, partially offset by $3.0 million, $1.3 million, and $0.7 million increases in maintenance, non-cash equity-based compensation, and salary costs, respectively. Cost of revenue, as a percentage of revenue, was 55% for the three months ended September 30, 2009 compared to 57% for the three months ended September 30, 2008.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses include sales and marketing salaries and related benefits; product management, pricing and support salaries and related benefits; sales commissions and referral payments; advertising, direct marketing and trade show costs; occupancy costs; executive, financial, legal, tax and administrative support personnel and related costs; professional services, including legal, accounting, tax and consulting services; and bad debt expense. It excludes depreciation, amortization, and accretion, which is reported as a separate line item of operating costs, and includes non-cash equity-based compensation. Sales, general, and administrative expenses were $52.6 million for the three months ended September 30, 2009, an increase of $3.6 million, or 7%, from $49.0 million for the three months ended September 30, 2008. This increase was driven by a $4.7 million increase in non-cash equity-based compensation, partially offset by a $1.6 million decrease in bad debt expense. Sales, general, and administrative expenses as a percentage of revenue were 25% for the three months ended September 30, 2009, and 22% for the three months ended September 30, 2008.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion expense consists primarily of the depreciation of property and equipment, amortization of intangible assets, and accretion expense related to the aging of the discounted present value of certain liabilities and unfavorable long-term fixed price contracts assumed in acquisitions. Depreciation, amortization, and accretion was $38.2 million for the three months ended September 30, 2009, an increase of $4.0 million, or 12%, from $34.2 million for the three months ended September 30, 2008. This increase was due to the addition of new data center assets and other capital expenditures.

Other Income and Expense. Other income and expense represents interest on our long-term debt, interest on our capital and financing method lease obligations, certain other non-operating charges, and interest income on our invested cash balances. Other income and expense was $13.9 million for the three months ended September 30, 2009, an increase of $0.7 million, or 5%, from $13.2 million for the three months ended September 30, 2008. The $1.9 million increase in interest expense for the three months ended September 30, 2009 was due to $1.1 million of interest on our loan agreement with Lombard and a $0.8 million increase in interest on capital leases and the Cisco loan. Interest income decreased $0.6 million due to lower average interest rates during the three months ended September 30, 2009. Other income and expense increased $1.8 million due to more favorable impact from currency revaluation of foreign denominated balances during the three months ended September 30, 2009. The following table presents a quarterly overview of the components of other income and expense (dollars in thousands):

	Three Months Ended September 30,
	2009	2008	Dollar Change	Percentage Change
Other (income) and expense
Interest expense	$14,533	$12,674	$1,859	15%
Interest income	(33)	(604)	571	95%
Other (income) expense	(613)	1,137	(1,750)	154%

Total other (income) and expense	$13,887	$13,207	$680	5%

Income (Loss) before Income Taxes. Loss before income taxes for the three months ended September 30, 2009 was $9.4 million, a decline of $7.3 million from a loss before income taxes of $2.1 million for the three months ended September 30, 2008.

Income Tax Expense. Income tax expense for the three months ended September 30, 2009 was $0.6 million compared to $1.7 million for the three months ended September 30, 2008. The $1.1 million decrease was due to the expectation of a lower alternative minimum tax liability in 2009.

Net Income (Loss). Net loss for the three months ended September 30, 2009 was $9.9 million, a decline of $6.1 million, from a net loss of $3.8 million for the three months ended September 30, 2008, driven by the factors previously described.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Executive Summary of Results of Operations

Revenue increased $20.0 million, or 3%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily as a result of a 15% increase in colocation revenue. Income from operations increased to $29.6 million for the nine months ended September 30, 2009 compared to income from operations of $11.5 million for the nine months ended September 30, 2008. The increase in income from operations of $18.1 million was primarily due to an increase in revenues, partially offset a slight increase in total operating expenses. Loss before income taxes for the nine months ended September 30, 2009 was $13.6 million, an improvement of $5.5 million from $19.1 million for the nine months ended September 30, 2008.

The following table presents revenue by major service category (dollars in thousands):

	Nine Months Ended September 30,
	2009	2008	Dollar Change	Percentage Change
Revenue:
Colocation	$254,429	$221,052	$33,377	15%
Managed hosting	198,203	192,540	5,663	3%

Total hosting	452,632	413,592	39,040	9%
Network services	201,963	220,995	(19,032)	(9)%

Total revenue	$654,595	$634,587	$20,008	3%

Revenue. Revenue was $654.6 million for the nine months ended September 30, 2009, an increase of $20.0 million, or 3%, from $634.6 million for the nine months ended September 30, 2008. Hosting revenue was $452.6 million for the nine months ended September 30, 2009, an increase of $39.0 million, or 9%, from $413.6 million for the nine months ended September 30, 2008. The increase included $8.3 million of non-recurring termination fees, primarily impacting our managed hosting revenue. Colocation revenue increased $33.4 million from sales into our new and expanded data centers. Network services revenue was $202.0 million for the nine months ended September 30, 2009, a decrease of $19.0 million, or 9%, from $221.0 million for the nine months ended September 30, 2008. The decrease was driven by a $12.5 million decline in our managed IP VPN product primarily due to churn from our customer base, including $3.7 million related to the termination of the AMEX contract. Additionally, our bandwidth product contributed $4.7 million to the decrease due to pricing pressures.

Cost of Revenue. Cost of revenue was $360.0 million for the nine months ended September 30, 2009, an increase of $0.6 million from $359.4 million for the nine months ended September 30, 2008. This increase was primarily driven by $3.3 million and $1.2 million increases in salaries, wages, and benefits and non-cash equity-based compensation, respectively, partially offset by a $2.1 million net decrease in circuit, facility, maintenance, and customer related costs and a $1.8 million decrease in travel and other costs. Cost of revenue, as a percentage of revenue, was 55% for the nine months ended September 30, 2009 compared to 57% for the nine months ended September 30, 2008.

Sales, General, and Administrative Expenses. Sales, general, and administrative expenses were $152.7 million for the nine months ended September 30, 2009, a decrease of $10.9 million, or 7%, from $163.6 million for the nine months ended September 30, 2008. This decrease was driven by decreases in salaries, wages, and benefits of $4.3 million, bad debt expense of $4.2 million, and travel costs of $1.5 million. Sales, general, and administrative expenses as a percentage of revenue were 23% for the nine months ended September 30, 2009, and 26% for the nine months ended September 30, 2008.

Depreciation, Amortization, and Accretion. Depreciation, amortization, and accretion was $112.3 million for the nine months ended September 30, 2009, an increase of $12.2 million, or 12%, from $100.1 million for the nine months ended September 30, 2008. This increase was due to the addition of new data center assets and other capital expenditures.

Other Income and Expense. Other income and expense was $43.3 million for the nine months ended September 30, 2009, an increase of $12.7 million, or 41%, from $30.6 million for the nine months ended September 30, 2008. The $7.5 million increase in interest expense for the nine months ended September 30, 2009 was driven by a $3.1 million increase in interest on capital leases and the Cisco loan, a $3.1 million increase in interest on our loan agreement with Lombard, a $0.8 million increase in accreted interest on our Convertible Notes, and a $0.5 million decrease in capitalized interest. Interest income decreased $2.7 million due to lower average interest rates during the nine months ended September 30, 2009. Other income and expense decreased $2.5 million due to less favorable impact from currency revaluation of foreign denominated balances.

The following table presents a year-to-date overview of the components of other income and expense (dollars in thousands):

	Nine Months Ended September 30,
	2009	2008	Dollar Change	Percentage Change
Other (income) and expense
Interest expense	$43,710	$36,226	$7,484	21%
Interest income	(191)	(2,918)	2,727	93%
Other (income) expense	(251)	(2,709)	2,458	91%

Total other (income) and expense	$43,268	$30,599	$12,669	41%

Income (Loss) before Income Taxes. Loss before income taxes for the nine months ended September 30, 2009, was $13.6 million, an improvement of $5.5 million, from a loss before income taxes of $19.1 million for the nine months ended September 30, 2008.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2009 was $1.9 million compared to $2.6 million for the nine months ended September 30, 2008. The $0.7 million decrease was due to the expectation of a lower alternative minimum tax liability in 2009.

Net Income (Loss). Net loss for the nine months ended September 30, 2009 was $15.5 million, an improvement of $6.2 million from a net loss of $21.7 million for the nine months ended September 30, 2008, driven by the factors previously described.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Use of Cash

As of September 30, 2009, our cash and cash equivalents balance was $163.5 million, and we have $25.3 million of available capacity on our revolving credit facility. We believe we have sufficient cash to fund business operations and capital expenditures for at least twelve months from the date of this filing, from cash on hand, operations, and available debt capacity.

The following table presents our cash flows for the periods indicated (dollars in thousands):

	For the Nine Months Ended September 30,
	2009	2008
Cash provided by (used in):
Operating activities	$129,011	$100,680
Investing activities	(75,804)	(209,277)
Financing activities	(10,926)	46,303
Effect of exchange rates on cash and cash equivalents	(67)	(4,800)

Net increase (decrease) in cash and cash equivalents	$42,214	$(67,094)

Operating Activities. We generated $129.0 million in net cash provided by operating activities during the nine months ended September 30, 2009, an increase of $28.3 million from net cash provided by operating activities of $100.7 million for the nine months ended September 30, 2008. This change was primarily due to overall improvements in our operating results, largely resulting from continued operational efficiencies and cost-savings initiatives, along with an increase in working capital driven by strong accounts receivable collections. We anticipate continuing to generate cash from operating activities during the next twelve months.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2009 was $75.8 million, a decrease of $133.5 million from net cash used in investing activities of $209.3 million for the nine months ended September 30, 2008. This decrease was driven by a decrease in expansion related capital expenditures during the nine months ended September 30, 2009. We currently anticipate between $120.0 and $140.0 million of cash capital expenditures for 2009, which includes $10.0 million related to our expansion of the Weehawken, New Jersey financial services hosting facility.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2009 was $10.9 million, a decrease of $57.2 million from net cash provided by financing activities of $46.3 million for the nine months ended September 30, 2008. This decrease primarily relates to $56.4 million in proceeds from our loan agreement with Lombard in the nine months ended September 30, 2008, compared to $2.9 million in the nine months ended September 30, 2009. We anticipate our financing activities for the next twelve months to consist primarily of principal payments on our long-term debt and capital lease obligations.

Trade Accounts Receivable

Trade accounts receivable, net of allowance, was $46.7 million as of September 30, 2009, a decrease of $5.0 million from $51.7 million at December 31, 2008, primarily due to the combination of robust collections and decreased revenue in 2009. Other than any financing activities we may pursue, customer collections are a primary source of cash. As such, we are vulnerable to economic downturn and the impact it may have on our customers spending. We believe we have a strong customer base with no one customer accounting for more than 10% of our revenues, however, 26% of our revenue for the nine months ended September 30, 2009 was generated by customers in the financial services industry. Given the current economic environment and uncertainty in the financial services industry, we remain cautious regarding these customers and their future impact on our revenue and profitability.

Long-term Debt and Other Financing

Long-term Debt. The following table sets forth our long-term debt and other financing as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009	December 31, 2008
Convertible notes	$302,230	$291,602
Lombard loan agreement	56,863	47,852
Other financing (1)	22,445	27,395
Credit facility	—	—
Capital and financing method lease obligations (2)	194,253	197,868

Total long-term debt and other financing	$575,791	$564,717

(1)	Other financing includes borrowings under our Cisco loan agreement, for which the weighted-average interest rate was 6.50% as of September 30, 2009 and December 31, 2008. The amount presented in the table above includes the current amounts due of $6.6 million for both September 30, 2009 and December 31, 2008. Payments on the loan are made monthly.
(2)	Capital and financing method lease obligations include capital and financing method leases on certain of our facilities and equipment held under capital leases. The weighted-average interest rates for such leases were 12.71% as of September 30, 2009 and 12.63% as of December 31, 2008. The amounts presented in the table above include the current amounts due of $7.6 million as of September 30, 2009 and $6.4 million as of December 31, 2008.

Future Principal Payments. The following table sets forth our aggregate future principal payments of long-term debt and other financing as of September 30, 2009 (dollars in thousands):

	Future Principal Payments of Long-term Debt and Other Financing
	Total	Remainder 2009	2010	2011	2012	2013	Thereafter
Convertible notes (1)	$345,000	$—	$—	$—	$345,000	$—	$—
Capital lease obligations (2)	141,715	1,786	8,099	9,606	10,262	8,588	103,374
Lombard loan agreement (3)	56,863	—	—	9,139	19,800	27,924	—
Other financing	22,445	1,650	6,600	6,600	6,122	1,473	—
Credit facility	—	—	—	—	—	—	—

Total	$566,023	$3,436	$14,699	$25,345	$381,184	$37,985	$103,374

(1)	Represents principal amount of the convertible notes.
(2)	Does not include future payments on our financing method lease obligation as they represent interest payments over the term of the lease.
(3)	The Lombard loan agreement is denominated in GBP, future principal payments in USD are based on our quarter-end exchange rate.

The weighted-average cash interest rate applicable to outstanding borrowings was 3.2% and 3.5% as of September 30, 2009 and December 31, 2008, respectively.

Interest Rate Swap Agreement. In January 2009, we entered into an interest rate swap agreement with National Westminster Bank, Plc., or NatWest, to amend our existing interest rate swap agreement, or the Swap Agreement. The Swap Agreement hedges the monthly interest payments incurred and paid under our loan agreement with Lombard North Central, Plc., or Lombard, during the three year period beginning January 1, 2009 and ending December 31, 2011. Under the terms of the Swap Agreement, we owe monthly interest to NatWest at a fixed LIBOR interest rate of 5.06% and receive from NatWest payments based on the same variable notional amount at the one month LIBOR interest rate set at the beginning of each month. The Swap Agreement effectively fixes the monthly LIBOR interest rate payments owed to Lombard at 7.86%. As of September 30, 2009, we had recorded a non-current liability of $4.0 million in relation to the market value of the Swap Agreement. Additionally, we recorded an offset to this liability of $0.5 million to account for our credit default risk for a net fair value of $3.5 million.

For further information on our long-term debt, please refer to Note 6 of Notes to the Financial Statements located in this Quarterly Report on Form 10-Q. For further information regarding the Swap Agreement, please refer to Note 7 of Notes to the Financial Statements.

Debt Covenants

Under the terms of our loan agreement with Lombard, we are required to comply with certain financial covenant ratios consisting of minimum interest cover, maximum total debt, and maximum senior debt ratios. For our revolving credit facility, we are required to comply with certain financial covenants and ratios, consisting of minimum EBITDA and maximum capital expenditures covenants and maximum leverage and fixed charge coverage ratios. As of and during the nine months ended September 30, 2009, we were in compliance with all such ratios.

The provisions of our debt agreements also contain covenants including, but not limited to, restricting or limiting our ability to incur more debt, issue guarantees, pay dividends, and repurchase stock (subject to financial measures and other conditions). We were in compliance with all such covenants as of and during the nine months ended September 30, 2009, and anticipate compliance with all covenants for at least the next twelve months. However, the ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt agreements and could trigger cross defaults and acceleration of repayment obligations.

Commitments and Contingencies

Our customer contracts generally span multiple periods, which result in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $16.0 million, $40.4 million, $17.2 million, $13.7 million, $9.6 million, and $60.1 million during the years ended December 31, 2009, 2010, 2011, 2012, 2013, and thereafter, respectively. Should we not meet the minimum spending levels in any given term, decreasing termination liabilities, representing a percentage of the remaining contractual amounts, may become immediately due and payable. Furthermore, certain of these termination liabilities are potentially subject to reduction should we experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if we had terminated all of these agreements as of September 30, 2009, the maximum liability would have been $157.0 million. To mitigate this exposure, at times, we align our minimum spending commitments with customer revenue commitments for related services.

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

Off-Balance-Sheet Arrangements

As of September 30, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in our consolidated balance sheets, such as letters of credit, indemnifications, and operating leases under which certain facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through December 2022, and may be renewed as circumstances warrant. As of September 30, 2009, we had $24.7 million in letters of credit outstanding under our revolving credit facility, pledged as collateral to support certain facility leases and utility agreements. Also, in connection with the 2007 sale of our assets related to content delivery network services, we agreed to indemnify the purchaser should it incur certain losses due to a breach of our representations and warranties. We have not incurred a liability relating to these indemnification provisions in the past, and we believe that the likelihood of any future payout relating to these provisions is remote. Therefore, we have not recorded a liability during any period related to these indemnification provisions.

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

Equity-Based Compensation

We calculate the fair value of total equity-based compensation for stock options and restricted preferred units using the Black-Scholes option pricing model, which utilizes certain assumptions and estimates that have a material impact on the amount of total compensation cost recognized in our consolidated financial statements. Total equity-based compensation costs for restricted stock units and restricted stock awards are calculated based on the market value of our common stock on the date of grant. An additional assumption is made on the number of awards expected to forfeit prior to vesting, which decreases the amount of total expense recognized. This assumption is evaluated and the estimate is revised on a quarterly or as needed basis. Total equity-based compensation is amortized to non-cash equity-based compensation expense over the vesting or performance period of the award, as applicable, which typically ranges from three to four years.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of September 30, 2009, we had approximately $56.9 million outstanding variable rate debt under the Lombard Loan Agreement. The interest rate payable for the three months ended September 30, 2009 was based on one-month LIBOR, set at the beginning of each month, plus 2.80%, and averaged 3.38%. In January 2009, we entered into an amended interest rate swap agreement with NatWest to fix the variable interest rate for the outstanding balance as of December 31, 2008 at 7.86%. The remainder of our outstanding debt was fixed rate debt and was comprised of our Convertible Notes and our Loan Agreement with Cisco Systems Capital Corporation. The Convertible Notes bear cash interest on the $345.0 million principal at 3% per annum. Due to the adoption of new accounting guidance, as discussed in Note 6 of Notes to the Financial Statements, an additional 5.36% of interest expense is recognized as accretion of the discounted portion of the Convertible Notes. As of September 30, 2009, the carrying amount of the Convertible Notes was $302.2 million. There was $22.4 million outstanding for the Loan Agreement with Cisco Systems Capital Corporation as of September 30, 2009, which provided for borrowings of up to $33.0 million, at an annual interest rate of 6.50%, to purchase network equipment.

There have been no material changes in our assessment of market risk sensitivity since our presentation of “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of the end of the period covered by this report. Based on management’s evaluation as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the Risk Factors we previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K as of and for the year ended December 31, 2008, and in Part II, Item 1A of our Quarterly Reports on Form 10-Q as of and for the quarters ended March 31, 2009 and June 30, 2009, as filed with the U.S. Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Securities

The following table summarizes the Company’s repurchase activity of its common stock during the quarter ended September 30, 2009. All transactions represent deemed repurchases in connection with the vesting of restricted stock and restricted stock units under employee benefit plans to satisfy minimum statutory tax withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under Plans or Programs
July 2009 (July 1 to July 31)	—	—	—	—
August 2009 (August 1 to August 31)	66,514	$16.96	—	—
September 2009 (September 1 to September 30)	724	$16.00	—	—
Total	67,238	$16.95	—	—

(1)	Shares valued at the closing price of the common stock as reported by The NASDAQ Global Select Market on the vesting date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

		Filed with the Form 10-Q	Incorporated by Reference
Exhibit Index Number	Exhibit Description		Form	Filing Date with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1	November 12, 1999	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	January 31, 2000	3.2
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 14, 2002	3.3
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 13, 2004	3.4
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 5, 2005	3.5
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		8-K	June 7, 2006	3.1
3.7	Amended and Restated Bylaws of the Registrant		10-Q	August 1, 2008	3.3
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVVIS, Inc.

Date: November 5, 2009	By:	/S/ PHILIP J. KOEN
Philip J. Koen
Chief Executive Officer
(principal executive officer)

Date: November 5, 2009	By:	/S/ GREGORY W. FREIBERG
Gregory W. Freiberg
Chief Financial Officer
(principal financial officer and principal accounting officer)