Form 10-K
period 2009-12-31
SAVVIS, Inc.
filed 2010-03-05
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 30, 2009 was approximately $445,828,128.

The number of shares of the registrant’s common stock outstanding as of February 26, 2010 was 54,897,608.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Portions of the definitive proxy statement for the 2010 Annual Meeting of Stockholders to be held on May 5, 2010, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

Overview

We provide information technology, or IT, services including cloud services, managed hosting, managed security, colocation, professional services, and network services, through our global infrastructure to businesses and government agencies around the world. Our services are designed to offer a flexible and comprehensive IT solution that meets the specific IT infrastructure and business needs of our customers. Our suite of products can be purchased individually, in various combinations, or as part of a total or partial outsourcing arrangement. Our colocation solutions meet the specific needs of customers who require control of their physical assets, while our managed hosting solution offerings provide customers with access to our services and infrastructure without the upfront capital costs associated with equipment acquisition. By partnering with us, our customers may drive down the costs of acquiring and managing IT infrastructure and achieve increased operational efficiency by taking advantage of our global monitoring, application performance support and other operational support systems and tools, which allow our clients to focus their resources on their core business while we focus on the delivery and performance of their IT infrastructure services.

We were incorporated in Delaware in 1998 and began providing high speed Internet service to enterprise clients and Internet service providers. In 2004, we acquired substantially all of the assets of Cable and Wireless USA, Inc. and Cable & Wireless Internet Services, Inc. together with the assets of certain of their affiliates, or CWA. With the acquisition of CWA, we acquired hosting assets in 15 data centers, an Internet Protocol network, a global Content Delivery Network, or CDN, and consulting expertise that enabled us to expand the scope of services we offer and the scale of our operations. In January 2007, we completed the sale of the assets related to our non-strategic CDN services, and in June 2007, we sold the assets and assigned the lease for two data centers in Santa Clara, California to Microsoft Corporation. We used the proceeds from these sales to develop or expand data centers in the United States, the United Kingdom, and Singapore.

Our principal executive offices are located at 1 SAVVIS Parkway, Town & Country, Missouri 63017 and our telephone number is (314) 628-7000.

Our Services

We present our revenue in two categories of services: (1) hosting services and (2) network services. Revenue was previously presented in a third category of service, other services. Revenue from other services was eliminated in June 2007, primarily due to customers transitioning to the acquirer of our content delivery network assets, or CDN Assets.

Hosting Services provide the core facilities, computing, including cloud services, data storage, security and network infrastructure on which to run business applications. We manage 28 data centers located in the United States, Europe, and Asia with approximately 1.43 million square feet of gross raised floor space. Our hosting services are comprised of colocation and managed hosting and allow our customers to choose which parts of their

IT infrastructure they own and operate versus those that we own and operate for them. Customers can scale their use of our services as their own requirements change and as customers learn the benefits of outsourcing IT infrastructure management.

•

Colocation is designed for customers seeking data center space and power for their server and networking equipment needs. Our data centers provide our customers around the world with a secure, high-powered, purpose-built location for their IT equipment.

•

Managed Hosting Services provide a fully managed solution for a customer’s IT infrastructure and network needs. In providing our managed hosting services, we deploy industry leading hardware and software platforms that are installed in our data centers to deliver the physical or virtualized services necessary for operating our customers’ applications. Managed hosting services include:

•

Cloud Services, including offerings such as software as a service, enable significant new levels of scalability, flexibility, and cost efficiency for businesses. Cloud is a style of computing that aligns business needs with IT capacity to drive more efficient and effective use of a customer’s infrastructure resources. The value of virtualized infrastructure, fully automated or scheduled provisioning processes, security assurances in complex environments, and flexible business terms can result in lower infrastructure and maintenance costs, preservation of capital, elasticity to respond to changing business needs and unanticipated load changes, acceleration of new application platforms, better end-user experience and reduction of carbon footprint through consolidation and lower energy consumption.

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

•

Professional Services are provided through our skilled personnel who assist our customers in getting maximum value from our service offerings. We offer assistance and consultation in security for network and hosting environments, virtualization, web-based applications, business recovery, software as a service, program management, infrastructure, and migration. Our professional services organization assists our customers with ongoing operational support, as well as assessing, designing, developing, implementing, and managing outsourcing solutions.

•

Dedicated Hosting provides customers with managed hosting services on hardware and software that is isolated to a single customer. Customers requiring dedicated infrastructure usually have either stringent internal requirements for application performance, security, or data integrity, or they are attempting to become compliant with external industry or governing regulations. In a dedicated hosting scenario, customers are provided discrete hardware components.

•

Utility Computing and Storage provides customers with an available, secure applications platform that delivers scalability of an entire range of IT infrastructure at lower total cost than found with traditional service provider models. We achieve this combination of lower cost and better service through the use of virtualization technology. Whereas IT infrastructure services have traditionally been provided by discrete hardware components, advances in virtualization technology and software have enabled us to provide a broad range of functionality without the challenges of implementing and managing discrete components. Not only does this enable us to improve our own asset utilization, it also results in our ability to dynamically configure services to meet customer requirements with a flexible model. Through our managed network, we provide connectivity between the customer and the utility computing platform housed in our data centers. With our utility computing and storage solution, our customers pay only for the services they currently need, while maintaining the ability to scale up or down the services to meet their changing business needs.

Network Services are comprised of our managed network services, including managed IP VPN, High Speed Layer-2 VPN and the services marketed under our WAM!NET brand; hosting area network, or HAN; and bandwidth services. In 2009 we continued to expand the reach of our Application Transportation Network services by adding network to network interfaces in 16 cities across the United States and Asia. Additionally, we completed numerous other initiatives that continued to improve both the capabilities and performance of these services.

•

Managed IP VPN service is a fully managed, end-to-end solution that includes hardware, management systems, and operations to transport an enterprise’s voice, video and data applications at corresponding quality-of-service levels, whether those applications are housed at our customer’s site or in our data centers. Customers that purchase this service are generally geographically dispersed enterprises seeking to transmit latency-sensitive data more cost effectively in a secure environment among their multiple locations around the world.

•

High-Speed Layer-2 VPN uses our metro Ethernet ring capabilities to provide access between connected nodes, which may include data centers, carrier hotels for internet carrier diversity, or financial market data exchanges.

•

WAM!NET Services provide a shared infrastructure tied to applications that streamline process and workflow around the creation, production and distribution of digital media and marketing content. These services help companies to manage, share, store, and distribute their digital media inside of their organization and throughout their external supply chains using a single access point.

•

Hosting Area Network is a dedicated network that provides secure, high speed Internet connectivity for hosting and cloud customers located in our data centers, along with value-added services such as load balancing and network-based firewalls.

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

Our Segments

During the fourth quarter of 2009, our chief operating decision maker, which we define as the chief executive officer, began to manage our business differently, separating management by product and using different information than was previously used. As a result, we have concluded that we now have two reportable segments based on our two core products: hosting and network. Financial information regarding each of our reportable segments is included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 18 of Notes to Consolidated Financial Statements.

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

Most businesses today will consider outsourcing when reviewing their IT strategies; however, traditional outsourcing approaches, such as colocation, do not often provide meaningful strategic, operational, or financial benefits as many outsourcers simply operate a customer’s infrastructure without fundamentally changing or updating the underlying technology or the way the infrastructure is managed or, in cases where holistic outsourcing agreements are in place, businesses lose control of differentiating IT applications. For example, an outsourcer may run the customer’s current IT systems more efficiently, but because they use legacy technology, the customer will likely not achieve the benefits of an operating infrastructure utilizing the latest technology hardware, software, and IT research and development.

Our solution is to provide a range of infrastructure services that enable customers to improve the quality and lower the cost of their IT operations and increase the availability and flexibility of their IT systems. In addition, our solution may allow our customers to have visibility and control of their application performance while shifting our customers from a corporate model based on large capital investments for buying, maintaining, and depreciating IT assets to a pay-as-you-go service model that allows customers to scale their IT infrastructure up or down as their business requirements change. Our approach enables us to be a flexible and scalable partner to our customers that can provide tailored, end-to-end IT infrastructure solutions on demand.

Our Strategy

We focus exclusively on providing IT services primarily to business enterprises. Because of our global infrastructure, management systems, and business model, we have the unique capability to deliver fully managed and integrated IT solutions to enterprises with offices around the world. Our key growth strategies include the following:

•

Target the right customers. We specifically target customers that we believe will receive the most economic value from using our services. Many mid-sized businesses have traditionally outsourced single IT service offerings, such as network services or hosting services, and have continued to own and manage portions of their IT infrastructure themselves. We believe that these businesses can lower the overall cost of their IT operations while improving the quality of their IT systems by purchasing our managed services and outsourcing the majority of their IT services rather than a single IT service. We believe that pursuing these customers will allow us to increase revenues and profitability as these customers purchase our higher margin services while at the same time reducing their overall IT costs.

•

Offer targeted business solutions to solve specific customers’ needs. We develop, market, and deliver solutions designed to satisfy the needs of specific customer segments. These end-to-end solutions are comprised primarily of our technical capabilities, our consulting services, and often third party services. Examples of our solutions include proximity hosting for the financial industry, software as a service enablement services for the independent software vendor and software provider industry, and test and development solutions for companies looking to outsource their software testing and development infrastructure. Our customer focused solutions allow us to offer more compelling value propositions to targeted customer segments.

•

Deliver compelling and comprehensive technical capabilities. Our broad, integrated, comprehensive offering of IT services allows us to act as a full service provider to our customers. Unlike most of our competitors who have limited or single service offerings, we offer a full range of solutions, including hosting, cloud, computing, storage, applications, network, and security services. Our full service orientation creates incremental revenue growth as customers seek to minimize the number of outside vendors and demand “one-stop” service providers. Additionally, we can meet customers’ increasing IT demands through scalable solutions.

•

Leverage our data centers and global network and take advantage of expansion opportunities. We currently operate 28 data centers around the world, which we expect will provide us with significant operating leverage as we increase the amount of our revenue that is derived from managed services. By supplementing existing customers that purchase only colocation or network services with customers that purchase a wide array of higher value managed services, we expect to be able to increase the revenues we derive from these data centers. Through our global data center expansion in 2007 and 2008, we opened ten new or expanded high grade data centers in high-growth, high-demand markets. In total, these new and expanded data centers added approximately 323,000 square feet of gross raised floor space, and enable us to sell additional colocation and managed hosting services. In 2009, we began the expansion of our hosting facility located in Weehawken, New Jersey, which will add approximately 105,000 square feet of gross raised floor space over the next five years, and more recently announced an expansion in our Chicago, Illinois data center.

Our Infrastructure

We provide our services through our global infrastructure that includes:

•	28 Data Centers in the United States, Europe, and Asia with approximately 1.43 million square feet of gross raised floor space;

•	Tier 1 Multi-10G MPLS IP Backbone with over 17,000 miles of fiber; and

•	Operations Support System, or OSS, which provides automated provisioning, end-to-end management, and integration with commercial element management systems.

We have combined our global infrastructure with virtualization and automation technologies to allow us to offer our services as part of a total outsourcing solution or on a utility services basis. By applying virtualization technology to our servers, storage, security, and network devices, we are able to offer customers connected to our network access to a suite of services, without the customer having to purchase, install, and configure equipment and network services, and with the ability to easily scale the infrastructure to meet evolving customer requirements.

For information regarding our revenue and long-lived assets by geographic region, see Note 18 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Customers

We currently provide services to customers across all industries including the financial services, media and entertainment, software, and government sectors. No single customer accounted for more than 10% of our revenue during 2009 and customers in the government sector did not account for a material percentage of our total revenue during 2009.

Our contracts with our customers are typically for one to three years in length. Many of our customer contracts contain service level agreements that provide for service credits if we fail to maintain defined and specific quality levels of service.

Sales and Marketing

We reach potential new customers and sell new services to our existing customers through our direct sales force, indirect sales channels and marketing programs.

Direct Sales. We have approximately 112 sales representatives that work directly with potential new and existing customers. Our direct sales force uses a ‘solution selling’ approach to understand a customer’s IT infrastructure requirements. Once an opportunity is identified with a new or existing customer, we engage product and engineering support resources to design the final solution. All direct sales representatives take part in an extensive training program designed to develop in-depth consultative selling skills.

Indirect Sales. We market our products and solutions through various indirect channels, including collaborations with existing customers and systems integrators. By working with these companies, we have opened new avenues for growth and see potential for significant opportunities to further enhance revenue growth through these types of relationships.

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

Telecommunications Companies. This category includes companies such as AT&T Inc., Verizon Communications, Inc., BT, and Level 3 Communications. These carriers have used their legacy voice and data business to expand into IP VPN and hosting services.

Large Scale Systems Integrators. Leading companies in this category include IBM, HP/EDS, Accenture, and CSC. These companies tend to focus on large scale, long-term systems integration projects and outsourcing contracts that include hiring a large portion of the client’s staff.

Infrastructure Service Providers. Companies such as Equinix, Inc., Rackspace Holdings, Inc., Terremark Worldwide, Inc., and Internap Network Services Corporation are included in this category. These companies tend to focus on one part of Internet infrastructure service such as colocation, managed hosting, cloud or Internet access.

Software Vendors. Including companies such as Microsoft Corporation, Oracle and Salesforce.com, these competitors focus on delivering their software offering as a hosted service and in some cases offer other hosted solutions into the market.

Cloud Providers. These competitors focus on delivering cloud computing and, in some cases, software as a service to enterprise customers. This category includes companies such as GoGrid and Amazon.com, Inc.

Regulatory Matters

The following section describes material laws and regulatory developments that we believe are currently applicable to our business. It does not cover all present or pending federal, state, local or foreign regulations affecting the communications industry.

U.S. Regulatory Matters

Most of our existing services are not currently regulated by the Federal Communications Commission, or FCC, or any other government agency of the United States or public utility commissions of the individual states, other than regulations that apply to businesses generally, although our private line service is generally regulated by the FCC as a telecommunications service. As implemented by rules, policies, and precedents issued by the FCC, the Telecommunications Act of 1996 regulates the provision of ‘telecommunications services’ and generally exempts ‘information services’ and ‘non-common carrier services’ from its regulation. We believe that many of the products and services we offer, whether on a facilities or resale basis, generally qualify as information services or non-common carrier services and are therefore not subject to federal regulation. However, in light of ongoing FCC proceedings and developing FCC case law, it is possible that some or all of the information services that we provide should or will become subject to certain regulatory requirements.

As a service provider to insured financial institutions, we are subject to the provisions of the Bank Service Company Act, which subjects the service provider to regulation, administrative jurisdiction and examination by the federal banking regulators with respect to the performance of services to insured depository institutions. These provisions have not had a material effect on our operations or expenses. Financial services reform proposals pending in Congress may potentially subject us to expanded regulation with respect to a broader class of customers and with respect to range and severity of regulatory actions to which we are exposed.

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

Employees

As of December 31, 2009, we employed 2,167 full-time persons, of which 1,044 were engaged in engineering, global operations and customer service; 189 in product development and product engineering; 619 in sales, sales support, product management, and marketing; and 315 in finance and administration. None of our employees are represented by a labor union. We believe our relationship with our employees is good.

Executive Officers of the Company

Set forth below are the names, ages as of March 5, 2010, and current positions of our executive officers.

Name	Age	Title
James E. Ousley	64	Interim Chief Executive Officer
Mary Ann Altergott	41	Senior Vice President, Corporate Services
Eugene V. DeFelice	51	Senior Vice President, General Counsel and Secretary
Bryan S. Doerr	46	Chief Technology Officer
William D. Fathers	41	Senior Vice President, Global Sales and Marketing
Gregory W. Freiberg	42	Senior Vice President, Chief Financial Officer
James D. Mori	54	Senior Vice President, Global Client Services
Thomas T. Riley	60	Senior Vice President, Managing Director - International
Jeffrey H. Von Deylen	46	Senior Vice President, Global Operations and Client Services

Set forth below is a brief description of the principal occupation and business experience of each of our executive officers.

James E. Ousley has served as our interim Chief Executive Officer since January 2010. Mr. Ousley has also served as our Chairman of the Board of Directors since May 2006 and as a director of our company since April 2002. Prior to holding the position of interim Chief Executive Officer, Mr. Ousley also served as a member of the board’s audit, compensation and business development committees. Mr. Ousley served as the President and Chief Executive Officer and Director of Vytek Corporation from 2001 until April 2004. From 1999 to 2002, Mr. Ousley also served as chairman, Chief Executive Officer and President of Syntegra Inc. (USA), a division of British Telecommunications. From September 1991 to August 1999, Mr. Ousley served as President and Chief Executive Officer of Control Data Systems. Mr. Ousley serves on the boards of ActivIdentity Corporation, Bell Microproducts, Inc. and Datalink, Inc. Mr. Ousley received a B.S. degree from the University of Nebraska.

Mary Ann Altergott has served as our Senior Vice President, Corporate Services, leading the global procurement, real estate, information technology, human resources and payroll departments since October 2008 and prior to this served as our Senior Vice President, Human Resources since August 2006. Prior to joining us, Ms. Altergott led The Clermont Group, a human resources consultancy firm, since March 2005. From November 2001 to March 2005, Ms. Altergott held various senior human resources positions at Bank of America, N.A., including Senior Vice President and Personnel Executive. Prior to this, Ms. Altergott was employed by The Pillsbury Company from 1990 to 2001 in various senior human resources and operational roles. Ms. Altergott received a B.S. degree from Vanderbilt University.

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

Bryan S. Doerr has served as our Chief Technology Officer since October 2003. From February 2002 to October 2003, Mr. Doerr was our Vice President, Software Development. Prior to this, Mr. Doerr held several positions in management, software technology research, and software development at Bridge Information Systems, Inc., The Boeing Company, and Johns Hopkins University Applied Physics Laboratory. Mr. Doerr received his B.S. in Electrical Engineering from the University of Missouri, a M.S. degree in Electrical Engineering from Johns Hopkins University, and a Masters in Information Management from Washington University in St. Louis, Missouri.

William D. Fathers received new responsibilities in November 2009 and a related title change to Senior Vice President, Global Sales and Marketing. Mr. Fathers previously served as our Senior Vice President, Managing Director – U.S. since August 2008 and prior to this as our Senior Vice President, Engineering and Development since April 2007. Prior to joining us, Mr. Fathers was Global Head of Development for Reuters Limited from April 2005 to April 2007. From September 2003 to April 2005, Mr. Fathers was a Senior Vice President within Reuters Global Business Development team and was responsible for several major acquisition and post acquisition integration programs within the financial services market. From 2001 to 2003, Mr. Fathers held other senior technology positions within Reuters Limited. Prior to joining Reuters Limited, Mr. Fathers was a senior consultant at a telecom and media consultancy company, PA Consulting Group, and he served as an officer in the British Armed Forces. He received a Masters degree in Engineering from Cambridge University.

Gregory W. Freiberg has served as our Senior Vice President, Chief Financial Officer since April 2009. Prior to joining us, Mr. Freiberg served as the Senior Vice President and Chief Financial Officer for XO Holdings, Inc. and XO Communications, LLC from April 2006 to April 2009 and as Vice President of Finance and Controller from October 2005 to April 2006. From June 2005 to October 2005, he had served in the same capacity for XO Communications, Inc. Prior to joining XO Communications, Inc., Mr. Freiberg held positions as Senior Vice President of Finance with Asia Netcom and Asia Global Crossing from 2002 to 2005. Mr. Freiberg has served on the board of directors for joint ventures in Hong Kong, Japan, the Philippines, and Singapore. Mr. Freiberg received a B.S. degree in Business Administration from the University of South Dakota, holds a CPA certificate from the State of Nebraska and served in the U.S. Army National Guard from 1986 to 1995.

James D. Mori has served as our Senior Vice President, Global Client Services since March 2008 and prior to this as our Senior Vice President, Client Services since November 2007, and prior to this, as our Managing Director, Americas since joining our company in October 1999. Previously, Mr. Mori served as Area Vice President for Sprint Corporation and in various other sales leadership positions with Sprint Corporation prior to that time. Mr. Mori received a B.S. degree in Business Administration from the University of Missouri.

Thomas T. Riley has served as our Senior Vice President, Managing Director – International since January 2009. Prior to joining us Mr. Riley served as United States Ambassador to Morocco for five years. From 1999 through 2003, Mr. Riley served as president of several small technology companies. He also spent 14 years at Unity Systems, an international home and building controls business. He holds a B.S. degree in Industrial Engineering from Stanford University and a M.B.A. degree from Harvard.

Jeffrey H. Von Deylen has served as our Senior Vice President, Global Operations and Client Services since October 2008. Prior to that, Mr. Von Deylen served as our Chief Financial Officer from March 2003 to April 2009 and as a director of our company from March 2003 to May 2009. Prior to joining our company, Mr. Von Deylen held several financial positions at American Electric Power Company, Qwest Communications International, LCI International, Arthur Anderson and in Europe with Global Telesystems, Inc. and KPNQwest N.V. Mr. Von Deylen received a B.S. degree in Accountancy from Miami University.

Available Information

Our Internet site is at http://www.savvis.net. We are not including the information contained on our website as part of, or incorporating it by reference into, this filing. We make available to the public on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission, or SEC. Our reports filed with, or furnished to, the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These filings are also available on the SEC’s website at http://www.sec.gov.

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

Although we recognized net income of $242.9 million for the year ended December 31, 2007, we incurred a net loss of $20.8 million for the year ended December 31, 2009, and a net loss of $22.0 million for the year ended December 31, 2008 and we may incur net losses in the future. We may also have fluctuations in revenues, expenses and losses due to a number of factors, many of which are beyond our control, including the following:

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

We are vulnerable to general downturns in the domestic and international economies. Due to the ongoing economic downturn, demand for our services may decrease as our customers face a deterioration of their businesses or decide to delay capital spending out of uncertainty regarding the future. In addition, our customers may find it more difficult to raise capital in the future due to substantial limitations on the availability of credit and may be forced to delay upgrades to their IT infrastructure. Furthermore, our customers may demand better pricing terms and their ability to timely pay our invoices may be affected by an increasingly weakened economy. A continued deterioration of the economy could also result in a number of our customers facing bankruptcy. As a result, customers may reduce the services they purchase from us, merge with competitors or enter into bankruptcy, any of which could adversely affect our revenues. If the economy weakens further, then our revenues and overall financial condition may be adversely affected.

We operate in a rapidly evolving industry, which makes our future operating results difficult to predict.

We operate in an industry characterized by rapid technological innovation, changing client needs, evolving industry standards and frequent introductions of new products and services. Our success depends on our ability to implement managed, network and cloud services that anticipate and respond to rapid and continuing changes in technology, industry developments, and client needs. As we encounter new client requirements and increasing competitive pressures, we will likely be required to modify, enhance, reposition or introduce new solutions and service offerings. We may not be successful in doing so in a timely, cost-effective and appropriately responsive manner, or at all. All of these factors make it difficult to predict our future operating results, which may impair our ability to manage our business and our investors’ ability to assess our prospects.

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

We are dependent on third-party providers to supply products and services. For example, we lease or otherwise procure equipment from equipment providers, bandwidth capacity from telecommunications network providers in the quantities and quality we require, data center space from third party landlords, power services from local utilities and other energy suppliers, and we source equipment maintenance through third parties. While we have entered into various agreements for equipment, carrier line capacity, data center space, power services, and maintenance, any failure to obtain equipment, additional capacity or space, power services, or maintenance, if required, would impede the growth of our business, harm our reputation and cause our financial results to suffer. The equipment that we purchase could be deficient in some way, thereby affecting our products and services. Our customers that use the equipment and facilities we lease or the services of these telecommunication providers may in the future experience difficulties due to failures unrelated to our systems. Additionally, any one of these third-party providers could suffer financial failure and, as a result, become incapable of supplying products and services to us. If, for any reason, these providers fail to provide the required services to us or our customers or suffer other failures, we may incur financial losses and our customers may lose confidence in our company, and we may not be able to retain these customers.

Our indebtedness, ability to repay or refinance, could limit our ability to operate our business successfully.

As of December 31, 2009, the total principal amount of our debt, including capital and financing method lease obligations was $617.5 million, of which $305.9 million represented the book value of our $345.0 million Convertible Notes due in May 2012. In addition, we expect from time to time to continue to incur additional indebtedness and other liabilities in the future. If we incur additional indebtedness or if we use more cash than we generate in the future, then the possibility that we may not have cash sufficient to pay, when due, the outstanding amount of our indebtedness will increase. If we do not have sufficient cash available to repay our debt obligations when they mature, we will have to refinance such obligations or we could be in default under the terms of our debt obligations, and there can be no assurance that we will be successful in such refinancing or that the terms of any refinancing will be acceptable to us. This also means that we will need to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, reducing the funds available for operations, working capital, capital expenditures, sales and marketing initiatives, acquisitions, and general corporate or other purposes. Our debt agreements also contain covenants that, among other things, restrict our ability to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, make capital expenditures, merge or consolidate, and transfer or sell assets without obtaining the approval of the lender. In addition, some of our debt agreements contain financial covenants that require us to maintain certain financial ratios and minimum performance levels. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could trigger cross-defaults and acceleration of repayment obligations.

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

Thomson Reuters accounted for approximately 7% of our revenue in 2007, 2008, and 2009. Investment companies, banks and other financial services companies, excluding Thomson Reuters, accounted for approximately 17% of our revenue in 2007 and 19% of our revenue in 2008 and 2009. The loss of Thomson Reuters or any of our other key customers, including our customers in the financial sector, due to the acquisition of such customers, their financial failure or bankruptcy, adverse economic or other reasons, or a considerable reduction in the amount of our services that these customers purchase, could materially reduce our revenues which, to the extent not offset by cost reductions or revenue from new or other existing customers, could materially reduce our cash flows and adversely affect our financial position. This may limit our ability to raise capital or fund our operations, working capital needs, and capital expenditures in the future.

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

If unauthorized third parties breach the security measures on our network, we could be subject to liability and could face reduced customer confidence in our services. Unauthorized access could also potentially jeopardize the security of confidential information of our customers or our customers’ end-users, which might expose us to liability from customers and the government agencies that regulate us, including under an increasing number of information security and privacy laws, as well as deter potential customers from purchasing our services. Any internal or external breach in our network could severely harm our business and result in costly litigation and potential liability for us. Although we attempt to limit these risks contractually, there can be no assurance that we will limit the risk or avoid incurring financial penalties. To the extent our customers demand that we accept unlimited liability and to the extent there is a competitive trend to accept it, such a trend could affect our ability to retain these limitations in our contracts at the risk of losing the business.

Increased energy costs, power outages, and limited availability of electrical resources may adversely affect our operating results.

Our data centers are susceptible to regional costs and supply of power and electrical power outages. We attempt to limit exposure to system downtime by using backup generators and power supplies. However, we may not be able to limit our exposure entirely even with these protections in place. In addition, our energy costs can fluctuate significantly or increase for a variety of reasons including increased pressure on legislators to pass green legislation. As energy costs increase, we may not always be able to pass on the increased costs of energy to our customers, which could harm our business. Power and cooling requirements at our data centers are also increasing as a result of the increasing power demands of today’s servers. Since we rely on third parties to provide our data centers with power sufficient to meet our customers’ power needs, our data centers could have a limited or inadequate amount of electrical resources. Our customers’ demand for power may also exceed the power capacity in our older data centers, which may limit our ability to fully utilize these data centers. This could adversely affect our relationships with our customers and hinder our ability to run our data centers, which could harm our business.

Concerns about the environmental impacts of greenhouse gas emissions and the global climate change may result in environmental taxes, charges, regulatory schemes, assessments or penalties, which could restrict or negatively impact our operations or reduce our profitability.

The impacts of human activity on global climate change have attracted considerable public and scientific attention, as well as the attention of the United States and other governments. Efforts are being made to reduce greenhouse emissions and energy consumption, including those from coal combustion by power plants. We rely on power from these power plants, and the added cost of any environmental regulation, taxes, charges, assessments or penalties levied or imposed on these power plants could be passed on to us, increasing the cost to run our data centers and reducing our profitability. There are a number of state and federal legislative and environmental regulatory initiatives, as well as those internationally, that could restrict or negatively impact our operations or increase our energy costs. Additionally, environmental regulation, taxes, charges, assessments or penalties could be levied or imposed directly on us. Any enactment of laws or passage of regulations regarding greenhouse gas emissions by the United States, or any domestic or foreign jurisdiction we perform business in, could adversely effect our operations and financial results.

If we are unable to recruit or retain qualified personnel, our business could be harmed.

We must continue to identify, hire, train, and retain IT professionals, technical engineers, operations employees, and sales and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic, and marketing skills required for our company to grow. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of these personnel, including without limitation, candidates for our open chief executive officer position. The failure to recruit and retain necessary technical, managerial, sales, and marketing personnel, including but not limited to members of our executive team, could harm our business and our ability to grow our company.

Our failure to implement our growth strategy successfully could harm our business.

Our growth strategy includes increasing revenue from our managed hosting, colocation and network services. We seek to sell managed hosting, colocation, and network services to our customers, thereby strengthening the customer relationship. While initially customers may only purchase one or two services, we believe that once the customer sees the benefit of our infrastructure offerings to their business they will purchase additional services. We have developed new data center capabilities as part of our growth strategy. If we do not have sufficient customer demand in the markets to support the new data centers we have built, our financial results may be harmed. There is no assurance that we will be able to implement these initiatives in a timely or cost effective manner, and this failure to implement our growth strategy could cause our operations and financial results to be negatively affected.

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

For the year ended December 31, 2009, 17% of our total revenue was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

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

We lease the land and buildings which support our data centers. Continued economic degradation may negatively impact and create greater pressure in the commercial real estate market causing higher incidences of landlord default or lender foreclosure of properties, including perhaps the properties which support our data centers. While in most cases we maintain certain non-disturbance rights, it is not certain that such rights will in all cases be upheld, thereby jeopardizing our continued right of occupancy in such instances.

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

Historically, we have invested in AAA-rated U.S. government agencies, AAA-rated money market funds meeting certain criteria, and A1/P1 rated commercial paper. The market value of these investments may decline due to general credit, liquidity, market, interest rate, and issuer default risks, which may be directly or indirectly affected by the ongoing credit crisis that has affected various sectors of the financial markets causing credit and liquidity issues. If the ongoing global credit crisis persists or intensifies, declines in the market values of our investments in the future could have an adverse impact on our financial condition and operating results.

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

If we are unable to compete effectively, this could result in an adverse impact on our operating results and financial condition.

If the markets for outsourced information technology services decline, there may be insufficient demand for our services and, as a result, our business strategy and objectives may fail.

Our solutions are designed to enable a customer to focus on its core business while we manage and ensure the quality of its information technology, or IT, infrastructure. Businesses may believe the risk of outsourcing is greater than the risk of managing their IT operations themselves. If businesses do not continue to recognize the high cost and inefficiency of managing IT themselves, including the difficulties of upgrading technology, training and retaining skilled personnel with domain expertise, and matching IT cost with actual benefits, they may not continue to outsource their IT infrastructure to companies within our industry. Additionally, outsourcing may be associated with larger companies, such as HP and IBM, and we may not be as successful as these companies. As a result of these risks, our business may suffer and it could adversely affect our business strategy and objectives and our ability to generate revenues.

Our failure to achieve desired price levels could affect our ability to achieve profitability or positive cash flow.

We have experienced and expect to continue to experience pricing pressure for some of the services that we offer. Prices for Internet services have decreased in recent years and may decline in the future. In addition, by bundling their services and reducing the overall cost of their services, telecommunications companies that compete with us may be able to provide customers with reduced communications costs in connection with their hosting, data networking, or Internet access services, thereby significantly increasing pricing pressure on us. We may not be able to offset the effects of any such price reductions even with an increase in the number of our customers, higher revenues from enhanced services, cost reductions, or otherwise. In addition, we believe that the data networking and VPN and Internet access and hosting industries are likely to continue to encounter consolidation which could result in greater efficiencies in the future. Increased price competition or consolidation in these markets could result in erosion of our revenues and operating margins and could have a negative impact on our profitability. Furthermore, larger consolidated telecommunications providers have indicated that they want to start billing companies delivering services over the Internet a premium charge for priority access to connected customers. If these providers are able to charge companies such as us for this, our costs will increase, and this could affect our results of operations.

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

Within the United States, the government continues to evaluate the data networking and Internet access industries. The Federal Communications Commission has a number of on-going proceedings that could affect our ability to provide services. Such regulations and policies may complicate, or make more costly, our efforts to provide services in the future, including increasing the costs of certain services that we purchase from regulated providers. Our operations are dependent on licenses and authorizations from governmental authorities in most of the foreign jurisdictions in which we operate or plan to operate, and with respect to a limited number of our services, in the United States. These licenses and authorizations generally will contain clauses pursuant to which we may be fined or our license may be revoked on short notice. Consequently, we may not be able to obtain or retain the licenses necessary for our operations or be able to retain these licenses at costs which allow us to compete effectively.

A number of our customers are banks, brokerage firms, investment managers, operators of exchanges or trading systems and other participants in the financial services industry. As a service provider to some of these entities, we currently are subject to regulation and examination by regulatory authorities with jurisdiction over our customers. Legislative proposals pending in Congress could subject us to expanded regulation if enacted. More aggressive use of current regulatory powers or the implementation of new regulatory regimes could increase our operating costs, subject us to potential penalties or affect our ability to continue serving the financial services market. In addition, securities trading operations of some securities firms, involving placing servers or leasing server space in the same location at or proximate to exchange facilities, have drawn increased public and regulatory scrutiny and are among the subjects of a broad review of equity market structure recently announced by the SEC. Rulemaking that arises from that review or otherwise could affect the cost, attractiveness or permissibility of certain of our services in ways that we cannot currently predict but that may have an adverse affect on our business, revenues and operating costs.

Risks Related to Our Common Stock

Sales of a significant amount of our common stock in the public market could reduce our stock price or impair our ability to raise funds in new stock offerings.

We have approximately 54.9 million shares of common stock outstanding, the majority of which is held by a small number of investment firms, including Welsh, Carson, Anderson & Stowe, or Welsh Carson. As of February 26, 2010, investment partnerships sponsored by Welsh Carson own approximately 28% of our outstanding common stock, and since December 2006, Welsh Carson has distributed over 12.1 million shares of our common stock to its limited partners. These shares may and some have been sold in the public market immediately following such distributions. Also, as of February 26, 2010, Welsh Carson and individuals affiliated with Welsh Carson are entitled to certain registration rights with respect to 14.2 million shares of our common stock held by them. Sales of substantial amounts of shares of our common stock in the public market, including sales following Welsh Carson distributions, or the perception that those sales will occur, could cause the market price of our common stock to decline. Those sales also might make it more difficult for us to sell equity and equity-related securities in the future at a time and at a price that we consider appropriate.

Our stock price is subject to significant volatility.

Since February 1, 2009, until the present, the closing price per share of our common stock has ranged from a high of $18.02 per share to a low of $5.09 per share. Our stock price has been, and may continue to be, subject to significant volatility due to conditions in the technology industry or in the financial markets generally, sales of our securities by significant stockholders and the other risks and uncertainties described or incorporated by reference herein.

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

As of December 31, 2009, we leased 64 facilities occupying approximately 3.2 million square feet of gross floor space worldwide for our corporate offices, sales and administrative offices, warehouses, network equipment, and data centers. This includes the 28 data centers that we currently operate worldwide with approximately 1.43 million square feet of gross raised floor space. The locations and approximate square footage of these facilities by major geographic areas of the world are as follows (in thousands):

Geographic Area	Gross Square Feet of Office Space and Warehouse Space	Gross Square Feet Hosting Space	Gross Square Feet of Network Space
United States	371	2,236	165
Europe, Middle East, and Africa	48	330	7
Asia	19	37	1

Worldwide Total	438	2,603	173

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

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock, $0.01 par value per share, is traded on the NASDAQ Global Select Market under the symbol SVVS. The following table lists, on a per share basis for the periods indicated, the high and low closing sale prices for the common stock as reported by NASDAQ.

Quarter Ended	High	Low
March 31, 2009	$8.48	$5.09
June 30, 2009	14.26	6.14
September 30, 2009	17.94	9.96
December 31, 2009	18.02	12.52

March 31, 2008	$26.96	$15.13
June 30, 2008	20.03	12.87
September 30, 2008	17.85	10.89
December 31, 2008	12.77	5.62

Holders of the Corporation’s Capital Stock

As of February 26, 2010, there were approximately 563 holders of record of our common stock.

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

Issuer Purchase of Equity Securities

There were no issuer purchases of equity securities in the fourth quarter 2009.

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

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and a market weighted index of publicly traded peers. The returns are calculated by assuming an investment of $100 in our common stock and in each index on December 31, 2004. The publicly traded companies included in the peer group are: Equinix, Inc., Internap Network Services Corp., Switch & Data Facilities Company (which has announced that it is being acquired by Equinix in 2010), and Terremark Worldwide, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among SAVVIS, Inc., The NASDAQ Composite Index And A Peer Group

* $100 invested on 12/31/04 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

The points on the graph represent the following numbers:

	December 31,
	2004	2005	2006	2007	2008	2009
SAVVIS, Inc.	$100.00	$64.66	$205.23	$160.40	$39.60	$80.75
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
Peer Group	100.00	79.86	167.29	184.29	93.31	190.52

ITEM 6.	SELECTED FINANCIAL DATA.

The following consolidated statement of operations data for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2009, 2008, 2007, 2006, and 2005 have been derived from our audited consolidated financial statements and the related notes to the financial statements. Our historical results are not necessarily indicative of the results to be expected for future periods. The following selected consolidated financial data for the years ended December 31, 2009, 2008 and 2007 and as of December 31, 2009 and 2008 should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(dollars in thousands, except share data)	2009	2008	2007(1)	2006	2005
Statement of Operations Data
Total revenue	$874,414	$857,041	$793,833	$763,971	$667,012
Income (loss) from operations	40,067	26,533	338,000	25,450	(3,676)
Net income (loss)	(20,846)	(21,966)	242,875	(43,958)	(69,069)
Basic income (loss) per common share(2)	(0.39)	(0.41)	4.61	(9.54)	(9.19)
Diluted income (loss) per common share(2)	(0.39)	(0.41)	4.51	(9.54)	(9.19)

Other Financial Data
Net cash provided by operating activities	$186,481	$145,558	$117,347	$118,701	$62,857
Net cash (used in) investing activities	(132,936)	(246,166)	(29,424)	(87,092)	(56,499)
Net cash provided by (used in) financing activities	(14,473)	48,062	(3,903)	8,433	572
Cash dividends per share	—	—	—	—	—

	December 31,
(dollars in thousands)	2009	2008	2007(1)	2006	2005
Balance Sheet Data
Property and equipment, net(3)	$783,852	$736,646	$616,584	$284,437	$261,225
Total assets	1,024,758	949,695	888,274	467,019	409,646
Long-term debt(4)	376,089	360,249	285,002	269,436	275,259
Capital and financing method lease obligations(5)	223,897	191,419	162,054	114,991	60,486
Other long-term obligations	76,452	71,588	59,182	82,941	80,815
Stockholders’ equity (deficit)	209,817	200,177	216,748	(138,335)	(132,009)

(1)	The significant changes in 2007 reflect the impact of gains on sale of certain data center assets of $180.5 million in June 2007 and CDN assets of $125.2 million in January 2007 and the impact of the loss on debt extinguishment of $45.1 million in June 2007 related to our subordinated notes.
(2)	For the years ended December 31, 2009, 2008, 2006 and 2005, the effects of including the incremental shares associated with options, warrants, unvested restricted stock, and Series A Convertible Preferred Stock are anti-dilutive and are not included in the diluted weighted-average common shares outstanding. In addition, all common share information reflects the one-for-fifteen reverse stock split that occurred on June 6, 2006.
(3)	The significant increase in 2007 is a result of $225.8 million spent for the development or expansion of ten data centers, which were opened during 2007 and 2008.
(4)	The significant increase in 2008 is a result of $47.9 million proceeds from borrowings on our Lombard loan agreement and $13.2 million in accretion on our convertible notes.
(5)	The significant increase in 2006 is a result of the financing method obligation of $50.6 million incurred in connection with one of our data centers.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The following discussion contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, including those set forth in Item 1A. Risk Factors of this Annual Report on Form 10-K. Our actual results may differ materially from the results discussed in the forward-looking statements. You should read the following discussion together with our consolidated financial statements and the related notes to those financial statements that are included in Part IV, Item 15 of this Annual Report on Form 10-K, beginning on page 47.

EXECUTIVE SUMMARY

Overview

We provide information technology, or IT, services including cloud services, managed hosting, managed security, colocation, professional services, and network services, through our global infrastructure to businesses and government agencies around the world. Our services are designed to offer a flexible and comprehensive IT solution that meets the specific IT infrastructure and business needs of our customers. Our suite of products can be purchased individually, in various combinations, or as part of a total or partial outsourcing arrangement. Our colocation solutions meet the specific needs of customers who require control of their physical assets, while our managed hosting solution offerings provide customers with access to our services and infrastructure without the upfront capital costs associated with equipment acquisition. By partnering with us, our customers may drive down the costs of acquiring and managing IT infrastructure and achieve increased operational efficiency through the use of virtualized technology, and focus their resources on their core business while we focus on the delivery and performance of their IT infrastructure services.

Significant trends for the year ended December 31, 2009 included hosting revenue growth of 8% over the year ended December 31, 2008 and revenue from the financial vertical of $229.1 million, a 3% increase over the year ended December 31, 2008. Our cloud revenue for the year ended December 31, 2009 was $7.4 million, an increase of 93% over the year ended December 31, 2008. Additionally, software as a service revenue increased 38% to $70.7 million.

For further information on our business and services, please refer to Part I, Item I of this Annual Report on Form 10-K.

Business Trends and Outlook

While the economy is showing signs of stabilizing, predictability in timing of sales cycles for new business has continued to be challenged by lengthy decision making cycles caused, in part, by strained IT budgets. Despite these challenges, we believe we have considerable opportunity and believe that companies will increasingly consider adopting outsourced IT solutions as they attempt to reduce their infrastructure spending and meet the increasing demands from their user communities. Our services model enables our enterprise customers to choose from a number of different strategies designed to reduce their IT costs. Our focus is to provide mission-critical, non-discretionary IT infrastructure outsourcing and we believe that our target customer base considers us specialists in the areas of server management, storage, virtualization, security and network infrastructure. With the completion in 2008 of a significant phase of our global data center expansion, and additional expansion in key markets expected in 2010, we believe we have the right footprint and functionality in place to provide our customers with the products and services they need at the locations where they need it. However, we continue to work with our existing customers to understand their business needs and related geographic and product extension opportunities, the pursuit of which, we believe, will foster stronger, mutually beneficial relationships with our customers. Additionally, we are evaluating and entering into strategic alliances, such as our agreement with Thomson Reuters, which provides managed hosting and network solutions to Thomson Reuters customers through our data centers.

The center point of our strategy is to grow our hosting business through our managed hosting service offerings. We believe that we can show customers that we can decrease their costs by moving towards our managed hosting solutions for their IT needs. While colocation and network services play an important and foundational role, we remain intensely focused on growing our managed hosting business, specifically in our new offerings such as cloud services. We successfully launched the first of our cloud service offerings during 2009 and began the beta program on our advanced virtual private data center cloud services in the fourth quarter of 2009. The colocation market has grown, pricing has stabilized and we remain committed to delivering growth in that business as well. However, we have seen decreases from non-core, below-market margin customers, including certain of those in the internet content business, and certain of our network products, which we expect to continue to be under pressure throughout 2010. We have increased our focus on our network services, with the goal of stabilizing that segment of our business while continuing to provide an integrated managed hosting and managed network solution, particularly in hosted applications requiring higher network performance characteristics. We believe the intersection of colocation, network and managed hosting allows us to produce a much higher return on invested capital than colocation or network alone, particularly by leveraging technologies for shared platform resources.

Based on current economic conditions and demand for our services, we also will continue to remain focused on initiatives that we believe will continue to improve and grow our business, including:

•	Increasing the quality of our infrastructure and the reliability of our services through additional investments in systems;

•	Improving efficiencies in our services and support and our general and administrative areas through process and productivity improvements;

•	Expanding data center space to support growth in our hosting products and services;

•	Investing in cloud platforms and services;

•	Increasing client satisfaction through our delivery of differentiated services as reflected in responses to our customer satisfaction surveys; and

•	Exploring options for acquisitions and divestitures that facilitate the achievement of our strategic business objectives.

SIGNIFICANT EVENTS

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

Data Center Development and Expansion

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

In July 2009, we entered into a 20 year operating lease agreement for data center space, which will expand our hosting facility located in Weehawken, New Jersey by approximately 0.1 million square feet of raised floor space. Over the term of the lease, the total future minimum lease payments are $118.6 million. In December 2009, the Company signed a lease agreement to assume additional space and extend the term of an existing operating lease related to a data center located in Chicago, Illinois, which changed the classification of the existing operating lease to a capital lease. As a result, total capital and financing method lease obligations increased by $37.8 million.

Lombard Loan Agreement and Interest Rate Swap

In June 2008, one of our subsidiaries, SAVVIS UK Limited, entered into a loan agreement, or the Lombard Loan Agreement, with Lombard North Central Plc, or Lombard. The Lombard Loan Agreement has a five year term and provides for borrowings of up to £35.0 million to be used in connection with the construction and development of a new data center in the United Kingdom. We have guaranteed the obligations of SAVVIS UK under the Lombard Loan Agreement and the obligations are secured by a first priority security interest in substantially all of SAVVIS UK’s current data center assets and certain future assets which will be located in the new data center. As of December 31, 2009, we maintain a letter of credit, issued in 2008, of $17.6 million and outstanding borrowings under the Lombard Loan Agreement totaled £35.0 million, or approximately $56.0 million, and had a variable interest rate of 3.31%. In January 2009, we entered into an interest rate swap agreement with National Westminster Bank, Plc., or NatWest, to amend our existing interest rate swap agreement, or the Swap Agreement. The Swap Agreement hedges the monthly interest payments incurred and paid under our loan agreement with Lombard during the three year period beginning January 1, 2009 and ending December 31, 2011. Under the terms of the Swap Agreement, we owe monthly interest to NatWest at a fixed LIBOR interest rate of 5.06% and receive from NatWest payments based on the same variable notional amount at the one month LIBOR interest rate set at the beginning of each month. The Swap Agreement effectively fixes the monthly LIBOR interest rate payments owed to Lombard at 7.86%. As of December 31, 2009, the market value of the Swap Agreement was a liability of £2.3 million, or approximately $3.6 million. Additionally, we recorded an offset to this liability of $0.4 million to account for our credit default risk, for a net fair value of $3.2 million.

Changes in Executive Management Team

In January 2009, we hired Thomas T. Riley as our Senior Vice President, Managing Director – International to lead our international expansion efforts, primarily in Europe, the Middle East, Africa and Asia Pacific. In April 2009, we hired Gregory W. Freiberg as our Senior Vice President, Chief Financial Officer. Our then Chief Financial Officer, Jeffrey H. Von Deylen, relinquished the Chief Financial Officer title and assumed responsibilities for Global Operations and Client Services. In November 2009, William D. Fathers assumed responsibility for all sales and marketing operations following the resignation of our Senior Vice President, Americas Sales, Paul F. Goetz. In January 2010, James E. Ousley, the chairman of our board of directors, assumed the additional role of Interim Chief Executive Officer following the resignation of our Chief Executive Officer, Philip J. Koen.

Credit Agreement

On December 8, 2008, we extended our existing revolver facility by entering into an Amended and Restated Credit Agreement, or the Credit Agreement, with Wells Fargo Capital Finance, as arranger and administrative agent. The Credit Agreement provides for a $50.0 million senior secured revolving credit facility, of which up to $40.0 million may be used for the issuance of letters of credit. The Credit Agreement will mature in December 2011. Borrowings under the Credit Agreement may be used to fund working capital, for capital expenditures and other general corporate purposes. The indebtedness under the Credit Agreement is guaranteed by us and our domestic subsidiaries. Our obligations under the Credit Agreement and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of our assets, interest in assets and proceeds thereof, excluding those assets pledged to Lombard under our Lombard Loan Agreement. Under the terms of the Credit Agreement, we may elect to pay interest on a base rate or LIBOR rate, plus an applicable margin. As of December 31, 2009, the interest rate, including margin, would have been 6.50%, however, there were no outstanding loans under the Credit Agreement. There were $29.7 million outstanding letters of credit as of December 31, 2009.

Debt Extinguishment

In June 2007, we completed the early extinguishment of our Series A Subordinated Notes, or the Subordinated Notes, by making cash payments totaling $342.5 million to the note holders. Such payments included the original principal of $200.0 million, interest of $147.6 million, and an early extinguishment premium of $3.5 million, offset by a negotiated discount to the original contractual extinguishment provisions of $8.6 million. In connection with the extinguishment, we wrote-off the remaining unamortized original issue discount of $23.8 million and the remaining unamortized issuance costs of $0.5 million, and recorded a loss on debt extinguishment of $45.1 million in June 2007.

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

Issuance of Convertible Debt

In May 2007, we issued $345.0 million in aggregate principal amount of 3.0% Convertible Senior Notes, or the Convertible Notes, that are due May 15, 2012. Interest is payable semi-annually on May 15 and November 15 of each year. The initial conversion rate was 14.2086 shares of common stock per $1,000 principal amount of Convertible Notes, subject to adjustment. This represents an initial conversion price of approximately $70.38 per share of common stock. As of December 31, 2009, if the conditions for conversion had been satisfied, the Convertible Notes would have been convertible into 4.9 million shares of our common stock. For further information on the Convertible Notes, please refer to Note 7 of the Notes to the Financial Statements included in this Annual Report on Form 10-K.

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

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Executive Summary of Consolidated Results of Operations

Revenue increased $17.4 million, or 2%, for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily as a result of a 12% increase in colocation revenue. Income from operations increased to $40.1 million for the year ended December 31, 2009 compared to income from operations of $26.5 million for the year ended December 31, 2008. The increase in income from operations of $13.6 million was primarily due to an increase in revenues, partially offset by a slight increase in total operating expenses. Net loss for the year ended December 31, 2009 was $20.8 million, an improvement of $1.2 million from a net loss of $22.0 million for the year ended December 31, 2008.

The following table presents revenue and operating costs by category (dollars in thousands):

	Years Ended December 31,
	2009	2008	Dollar Change	Percent Change
Revenue:
Colocation	$341,321	$304,297	$37,024	12%
Managed hosting	265,975	260,212	5,763	2%

Total hosting	607,296	564,509	42,787	8%
Network services	267,118	292,532	(25,414)	(9)%

Total revenue	874,414	857,041	17,373	2%

Cost of revenue(1)	480,335	483,054	(2,719)	(1)%
Selling, general and administrative expenses(1)	203,158	212,331	(9,173)	(4)%

(1)	Excludes depreciation, amortization and accretion, which is reported separately.

Revenue. Revenue was $874.4 million for the year ended December 31, 2009, an increase of $17.4 million, or 2%, from $857.0 million for the year ended December 31, 2008. Hosting revenue was $607.3 million for the year ended December 31, 2009, an increase of $42.8 million, or 8%, from $564.5 million for the year ended December 31, 2008. The increase included $11.8 million of non-recurring termination fees, which included $5.3 million related to the cancellation of our contract with the American Stock Exchange, or AMEX, and a decrease of $16.9 million in recurring revenue over the prior year due to the cancellation of our contract with AMEX, both of which were primarily reported in our managed hosting revenue. Colocation revenue increased $37.0 million primarily from sales into our new and expanded data centers. Network services revenue was $267.1 million for the year ended December 31, 2009, a decrease of $25.4 million, or 9%, from $292.5 million for the year ended December 31, 2008. The decrease was driven by a $24.4 million decline in our managed IP VPN product primarily due to pricing pressure and customer churn, and included a $3.9 million decrease in recurring revenue due to the cancellation of our contract with AMEX.

Cost of revenue. Cost of revenue includes costs of facility rentals, utilities, circuit costs and other operating costs for hosting space; costs of leasing local access lines to connect customers to our Points of Presence, or PoPs; leasing backbone circuits to interconnect our PoPs; indefeasible rights of use, operations and maintenance; and salaries and related benefits for engineering, service delivery and provisioning, customer service, consulting services and operations personnel who maintain our network, monitor network performance, resolve service issues, and install new sites. Cost of revenue excludes depreciation, amortization and accretion, which is reported as a separate line item of operating expenses, and includes non-cash equity-based compensation. Cost of revenue was $480.3 million for the year ended December 31, 2009, a decrease of $2.7 million, or 1%, from $483.1 million for the year ended December 31, 2008. This decrease was primarily driven by $10.1 million and $6.3 million decreases in customer loops and circuit costs, respectively, which resulted from decreased network services revenue, and $3.7 million net decreases in other costs, primarily driven by utilities. These decreases were partially offset by a $9.1 million increase in rent resulting from increased hosting services revenue, a $3.3 million increase in salaries and wages, a $2.9 million increase in software maintenance, and a $2.2 million increase in non-cash equity-based compensation. Cost of revenue as a percentage of revenue decreased to 55% for the year ended December 31, 2009 compared to 56% for the year ended December 31, 2008.

Sales, general and administrative expenses. Sales, general and administrative expenses include sales and marketing salaries and related benefits; product management, pricing and support salaries and related benefits; sales commissions and referral payments; advertising, direct marketing and trade show costs; occupancy costs; executive, financial, legal, tax and administrative support personnel and related costs; professional services, including legal, accounting, tax and consulting services; and bad debt expense. It excludes depreciation, amortization and accretion, which is reported as a separate line item of operating expenses, and includes non-cash equity-based compensation. Sales, general and administrative expenses were $203.2 million for the year ended December 31, 2009, a decrease of $9.1 million, or 4% from $212.3 million for the year ended December 31, 2008. This decrease was driven by decreases in salaries, wages, and benefits of $4.7 million, bad debt expense of $4.7 million, travel and other costs of $1.8 million, and personal property taxes of $1.7 million, partially offset by a $3.9 million increase in non-cash equity-based compensation expense that was primarily the result of forfeiture rate adjustments in the prior year. Sales, general and administrative expenses as a percentage of revenue were 23% for the year ended December 31, 2009 compared to 25% for the year ended December 31, 2008.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense consists primarily of the depreciation of property and equipment, amortization of intangible assets, and accretion related to the aging of the discounted present value of certain liabilities and unfavorable long-term fixed price contracts assumed in acquisitions. Depreciation, amortization and accretion expense was $150.9 million for the year ended December 31, 2009, an increase of $15.8 million, or 12%, from $135.1 million for the year ended December 31, 2008. This increase was due to the addition and expansion of data centers asset and other capital expenditures.

Other income and expense. Other income and expense represents interest on our long-term debt, interest on our capital and financing lease obligations, certain other non-operating charges, and interest income on our invested cash balances. Other income and expense was $58.2 million for the year ended December 31, 2009, an increase of $12.7 million, or 28%, from $45.5 million for the year ended December 31, 2008. The $7.5 million increase in interest expense for the year ended December 31, 2009 was driven by a $2.8 million increase in interest on capital leases and the Cisco loan, a $3.2 million increase in interest on our loan agreement with Lombard, a $1.1 million increase in accreted interest on our Convertible Notes, and a $0.2 million decrease in capitalized interest. Interest income decreased $3.1 million due to lower average interest rates during the year ended December 31, 2009. Other income and expense decreased $2.0 million due to less favorable impact from currency revaluation of foreign denominated balances.

The following table presents an overview of the components of net interest expense and other (dollars in thousands):

	Years Ended December 31,
	2009	2008	Dollar Change	Percentage Change
Other (income) and expense
Interest expense	$57,976	$50,450	$7,526	15%
Interest income	(226)	(3,364)	3,138	93%
Other (income) expense	434	(1,583)	2,017	127%

Total other (income) and expense	$58,184	$45,503	$12,681	28%

Income (loss) before income taxes. Loss before income taxes for the year ended December 31, 2009 was $18.1 million, an improvement of $0.9 million from loss before income taxes of $19.0 million for the year ended December 31, 2008.

Income tax expense. Income tax expense for the year ended December 31, 2009 was $2.7 million compared to $3.0 million for the year ended December 31, 2008. The $0.3 million decrease was due to lower alternative minimum taxes.

Net income (loss). Net loss for the year ended December 31, 2009 was $20.8 million, an improvement of $1.2 million from a net loss of $22.0 million for the year ended December 31, 2008, driven by the factors previously described.

Segment Information

Segment Adjusted EBITDA

The discussion of our results of operations by segment presented below includes references to and analysis of our segment adjusted EBITDA results. Adjusted EBITDA represents income from operations before depreciation, amortization and accretion, gains and losses on sales of assets, and non-cash equity-based compensation. Adjusted EBITDA is reconciled below to its most comparable measure, income from operations. Adjusted EBITDA is further reconciled to income (loss) before income taxes in Note 18 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. We use adjusted EBITDA as a performance measure to evaluate our segments because we believe that such information is a relevant measure of a company’s operating financial performance and liquidity in our industry. The calculation of adjusted EBITDA is not specified by U.S. generally accepted accounting principles. As such, our calculation of adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents revenue and adjusted EBITDA by segment (dollars in thousands):

	Years Ended December 31,
	2009	2008	Dollar Change	Percent Change
Revenue
Hosting	$607,296	$564,509	$42,787	8%
Network	267,118	292,532	(25,414)	(9)%

Total revenue	$874,414	$857,041	$17,373	2%

Adjusted EBITDA
Hosting	$239,290	$204,831	$34,459	17%
Network	67,610	66,297	1,313	2%
Corporate – other(1)	(86,877)	(86,503)	(374)	0%

Total adjusted EBITDA	$220,023	$184,625	$35,398	19%

Adjusted EBITDA reconciliation
Income from operations	$40,067	$26,533
Depreciation, amortization and accretion	150,854	135,123
Non-cash equity-based compensation	29,102	22,969

Adjusted EBITDA	$220,023	$184,625

(1)	Includes all costs not directly associated with hosting services or network services.

Revenue

Hosting. Revenue from our hosting segment was $607.3 million for the year ended December 31, 2009, an increase of $42.8 million, or 8%, from $564.5 million for the year ended December 31, 2008, despite a loss of $16.9 million in recurring revenue due to the cancellation of our contract with AMEX. The increase was primarily due to a $37.0 million increase in colocation revenue from sales into new and expanded data centers and included $11.8 million on non-recurring termination fees, including $5.3 million related to the cancellation of our contract with AMEX, which were primarily reported in our managed hosting revenue.

Network. Revenue from our network segment was $267.1 million for the year ended December 31, 2009, a decrease of $25.4 million, or 9%, from $292.5 million for the year ended December 31, 2008, and included a $3.9 million decrease in recurring revenue due to the cancellation of our contract with AMEX. The decrease was driven by a $24.4 million decline in our managed IP VPN product primarily due to pricing pressure and customer churn.

Adjusted EBITDA

Hosting. Adjusted EBITDA for our hosting segment was $239.3 million for the year ended December 31, 2009, an increase of $34.5 million, or 17%, from $204.8 million for the year ended December 31, 2008. The increase was driven by the $42.8 million increase in revenue for the segment, partially offset by an $8.3 million increase in hosting costs. Costs directly associated with our hosting segment include the costs of facility rentals, utilities, circuit costs and other operating costs for hosting space and the salaries and related benefits for personnel directly or indirectly associated with our hosting products. The $8.3 million increase in costs was primarily driven by revenue growth and data center related costs for rent and expansion in Europe. Segment adjusted EBITDA as a percentage of segment revenue increased to 39% for the year ended December 31, 2009 compared to 36% for the year ended December 31, 2008.

Network. Adjusted EBITDA for our network segment was $67.6 million for the year ended December 31, 2009, an increase of $1.3 million, or 2%, from $66.3 million for the year ended December 31, 2008. The increase was driven by a $26.7 million decrease in costs associated with our network segment, offset by a $25.4 million decline in network services revenue. Costs directly associated with our network segment include costs of leasing local access lines to connect customers to our Points of Presence, or PoPs, leasing backbone circuits to interconnect our PoPs, indefeasible rights of use, operations, and maintenance, and salaries and related benefits for personnel directly or indirectly associated with our network products. The $26.7 million decrease in costs was directly related to the decline in revenue on customer churn combined with more favorable telecom contracts. Segment adjusted EBITDA as a percentage of segment revenue increased to 25% for the year ended December 31, 2009 compared to 23% for the year ended December 31, 2008.

Corporate - other. Corporate - other adjusted EBITDA includes all operating costs not directly associated with our hosting or network segments, primarily general and administrative costs including executive, financial, legal, tax, internal IT and administrative support personnel and related costs, costs for professional services, including legal accounting, tax and consulting services, and bad debt expense. These costs were $86.9 million for the year ended December 31, 2009, an increase of $0.4 million from $86.5 million for the year ended December 31, 2008. The increase was driven by increases in salaries, wages and benefits and legal services, partially offset by decreases in personal property tax, travel costs, and audit fees.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Executive Summary of Consolidated Results of Operations

Revenue increased $63.2 million, or 8%, for the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily as a result of a 19% increase in total hosting revenue, which was partially offset by declines in network services and other services. Income from operations decreased $311.5 million for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to the gains on the sale of certain data center assets of $180.5 million in June 2007 and CDN assets of $125.2 million in January 2007. Excluding these gains, income from operations decreased $5.8 million and was due primarily to increased costs to support revenue growth, including operating expenses for our six new or expanded data centers opened in 2008. Loss before taxes of $19.0 million for the year ended December 31, 2008 decreased $263.3 million from income before taxes of $244.3 for the year ended December 31, 2007. This decrease was primarily due to the gains on the sales of data center and CDN assets mentioned above, partially offset by a $45.1 million loss on the extinguishment of our Subordinated Notes. Net income (loss) decreased $264.9 million due to the factors previously described.

The following table presents revenue and costs by major service category (dollars in thousands):

	Years Ended December 31,
	2008	2007	Dollar Change	Percent Change
Revenue:
Colocation	$304,297	$258,672	$45,625	18%
Hosting	260,212	215,946	44,266	20%

Total hosting	564,509	474,618	89,891	19%

Network services(1)	292,532	309,856	(17,324)	(6)%
Other services(1)	—	9,359	(9,359)	(100)%

Total revenue	857,041	793,833	63,208	8%

Cost of revenue(2)	483,054	443,282	39,772	9%
Selling, general and administrative expenses(2)	212,331	223,453	(11,122)	(5)%

(1)	For the year ended December 31, 2007, $2.8 million of revenue previously reported as other services revenue has been reclassified as network services revenue to reflect retention of network services revenue we had previously anticipated would be eliminated in 2007.
(2)	Excludes depreciation, amortization and accretion, which is reported separately.

Revenue. Revenue was $857.0 million for the year ended December 31, 2008, an increase of $63.2 million, or 8%, from $793.8 million for the year ended December 31, 2007. Hosting revenue was $564.5 million for the year ended December 31, 2008, an increase of $89.9 million, or 19%, from $474.6 million for the year ended December 31, 2007. This increase was due to revenue growth of $44.3 million in our managed hosting offerings, primarily from utility computing and professional services, and a $45.6 million increase in colocation revenue that resulted from sales into new and expanded data centers. Network services revenue was $292.5 million for the year ended December 31, 2008, a decrease of $17.3 million, or 6%, from $309.8 million for the year ended December 31, 2007. The decrease was driven by a $31.0 million decline in managed IP VPN revenue and lower bandwidth volumes, partially offset by increased HAN revenue of $6.3 million. Other services, comprised of our CDN services and our Telerate contract, contributed $9.4 million for the year ended December 31, 2007. Other services revenue was eliminated in the second half of 2007, due to CDN customers completing the move to Level 3 and Telerate completing the move to Thomson Reuters products.

Cost of revenue. Cost of revenue was $483.1 million for the year ended December 31, 2008, an increase of $39.8 million, or 9%, from $443.3 million for the year ended December 31, 2007. This increase was primarily driven by an expanded cost base to support revenue growth, predominately due to our data center expansion which drove an increase of $20.6 million in rent and utilities. Additionally, we experienced increases of $8.4 million in personnel costs and $8.0 million in network costs. These increases were partially offset by a $2.9 million forfeiture rate adjustment recorded during the year ended December 31, 2008 that related to cost of revenue. Cost of revenue as a percentage of revenue was 56% for the years ended December 31, 2008 and 2007.

Sales, general and administrative expenses. Sales, general and administrative expenses were $212.3 million for the year ended December 31, 2008, a decrease of $11.1 million, or 5% from $223.5 million for the year ended December 31, 2007. This decrease was driven by a $9.2 million forfeiture rate adjustment recorded during the year ended December 31, 2008 that related to sales, general and administrative expenses, in addition to decreases in rent, legal fees, and commissions. Sales, general and administrative expenses as a percentage of revenue were 25% for the year ended December 31, 2008 compared to 28% for the year ended December 31, 2007.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense was $135.1 million for the year ended December 31, 2008, an increase of $40.3 million, or 42%, from $94.8 million for the year ended December 31, 2007. This increase was due to the addition and expansion of data centers and other capital expenditures.

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

Other income and expense. Other income and expense was $45.5 million for the year ended December 31, 2008, a decrease of $3.1 million, or 6%, from $48.6 million for the year ended December 31, 2007. The $11.4 million decrease in interest expense for the year ended December 31, 2008 was primarily due to the absence of $28.6 million interest on our Subordinated Notes that were extinguished in June 2007, partially offset by an increase of $5.3 million in accreted interest on our Convertible Notes, interest on capital leases of $2.4 million, interest on Cisco loan and lease of $2.1 million, and capitalized interest of $2.2 million in the year ended December 31, 2008. Interest income decreased $10.2 million due to lower average daily cash balances invested during the year ended December 31, 2008, and other income expense increased $1.9 million, primarily due to favorable impact from currency revaluation of foreign denominated balances.

The following table presents an overview of the components of other income and expense (dollars in thousands):

	Years Ended December 31,
	2008	2007	Dollar Change	Percentage Change
Other (income) and expense
Interest expense	$50,450	$61,885	$(11,435)	(18)%
Interest income	(3,364)	(13,588)	10,224	75%
Other (income) expense	(1,583)	315	(1,898)	(602)%

Total other (income) and expense	$45,503	$48,612	$(3,109)	(6)%

Income (loss) before income taxes. Loss before income taxes for the year ended December 31, 2008 was $19.0 million, a decline of $263.3 million from income before taxes of $244.3 million for the year ended December 31, 2007, primarily driven by the gain on sales of assets of $305.7 million, partially offset by loss on debt extinguishment of $45.1 million.

Income tax expense. Income tax expense for the year ended December 31, 2008 was $3.0 million compared to $1.4 million for the year ended December 31, 2007. This increase in income tax expense was due primarily to our 2007 tax return to provision adjustment made in 2008 as a result of higher than expected actual income tax obligation in 2007.

Net income (loss). Net loss for the year ended December 31, 2008 was $22.0 million, a decline of $264.9 million from net income of $242.9 million for the year ended December 31, 2007, driven by the factors previously described.

Segment Information

Segment Adjusted EBITDA

The discussion of our results of operations by segment presented below includes references to and analysis of our segment adjusted EBITDA results. Adjusted EBITDA represents income from operations before depreciation, amortization and accretion, gains and losses on sales of assets, and non-cash equity-based compensation. Adjusted EBITDA is reconciled below to its most comparable measure, income from operations. Adjusted EBITDA is further reconciled to income (loss) before income taxes in Note 18 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. We use adjusted EBITDA as a performance measure to evaluate our segments because we believe that such information is a relevant measure of a company’s operating financial performance and liquidity in our industry. The calculation of adjusted EBITDA is not specified by U.S. generally accepted accounting principles. As such, our calculation of adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents revenue and adjusted EBITDA by segment (dollars in thousands):

	Years Ended December 31,
	2008	2007	Dollar Change	Percent Change
Revenue
Hosting	$564,509	$474,618	$89,891	19%
Network	292,532	309,856	(17,324)	(6)%
Corporate – other(1)	—	9,359	(9,359)	(100)%

Total revenue	$857,041	$793,833	$63,208	8%

Adjusted EBITDA
Hosting	$204,831	$163,427	$41,404	25%
Network	66,297	94,057	(27,760)	(30)%
Corporate – other(2)	(86,503)	(96,704)	10,201	11%

Total adjusted EBITDA	$184,625	$160,780	$23,845	15%

Adjusted EBITDA reconciliation
Income from operations	$26,533	$338,000
Depreciation, amortization and accretion	135,123	94,805
Gain on sales of data center and CDN assets	—	(305,707)
Non-cash equity-based compensation	22,969	33,682

Adjusted EBITDA	$184,625	$160,780

(1)	Includes other services revenue for the year ended December 31, 2007, which was eliminated in June 2007.
(2)	Includes all costs not directly associated with hosting services or network services.

Revenue

Hosting. Revenue from our hosting segment was $564.5 million for the year ended December 31, 2008, an increase of $89.9 million, or 19%, from $474.6 million for the year ended December 31, 2007. The increase was due to revenue growth of $44.3 million in our managed hosting offerings, primarily from utility computing and professional services, and a $45.6 million increase in colocation revenue that resulted from sales into new and expanded data centers.

Network. Revenue from our network segment was $292.5 million for the year ended December 31, 2008, a decrease of $17.3 million, or 6%, from $309.8 million for the year ended December 31, 2007. The increase was driven by a $31.0 million decline in managed IP VPN revenue and bandwidth volumes, partially offset by increased HAN revenue of $6.3 million.

Corporate – other. Corporate – other revenue includes other services revenue, which is comprised of our CDN services and our Telerate contract and is not aligned to our core operating segment. Other services revenue contributed $9.4 million to the year ended December 31, 2007 and was eliminated in the second half of 2007 due to CDN customers completing the move to Level 3 and Telerate completing the move to Thomson Reuters products.

Adjusted EBITDA

Hosting. Adjusted EBITDA for our hosting segment was $204.8 million for the year ended December 31, 2008, an increase of $41.4 million, or 25%, from $163.4 million for the year ended December 31, 2008. The increase was driven by an $89.9 million increase in revenue for the segment, partially offset by a $48.5 million increase in hosting costs. This increase in costs was due to an increase in rent and related facility costs due to our data center expansion along with increased customer costs on revenue growth. Segment adjusted EBITDA as a percentage of segment revenue increased to 36% for the year ended December 31, 2008 compared to 34% for the year ended December 31, 2007.

Network. Adjusted EBITDA for our network segment was $66.3 million for the year ended December 31, 2008, a decrease of $27.8 million from $94.1 million for the year ended December 31, 2007. This decrease was driven by a $17.3 million decline in revenue for the segment, in addition to a $10.5 million increase in network costs. This increase in network costs was due to equipment on our applications transport network and expiration of contractual credits on network contracts. Segment adjusted EBITDA as a percentage of segment revenue decreased to 23% for the year ended December 31, 2008 compared to 30% for the year ended December 31, 2007.

Corporate-other. For 2007, corporate – other segment adjusted EBITDA includes other services revenue of $9.4 million, which was not directly attributable to our hosting or network segments. Corporate – other adjusted EBITDA was a loss of $86.5 million for the year ended December 31, 2008, an improvement of $10.2 million, or 11%, from a loss of $96.7 million for the year ended December 31, 2007. The decline was due to the absence of $9.4 million of other services revenue, which was eliminated in 2007, partially offset by higher personnel related costs in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Use of Cash

As of December 31, 2009, our cash and cash equivalents balance was $160.8 million, and we had $20.3 million of available capacity on our revolving credit facility. We believe we have sufficient cash to fund business operations and capital expenditures for at least twelve months from the date of this filing, from cash on hand, operations, and available debt capacity. We may supplement this near-term liquidity with credit facilities and equity or debt financings if favorable financing terms are made available to us. We may from time to time purchase or retire amounts of our outstanding Convertible Notes through cash purchases or exchanges for other securities of the Company in open market transactions, privately negotiated transactions or tender offers. We will evaluate such transactions, if any, in light of the then-existing market conditions.

The following table presents our cash flows for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2009	2008	2007
Cash provided by (used in):
Operating activities	$186,481	$145,558	$117,347
Investing activities	(132,936)	(246,166)	(29,424)
Financing activities	(14,473)	48,062	(3,903)
Effect of exchange rates on cash and cash equivalents	459	(9,311)	428

Net increase (decrease) in cash and cash equivalents	$39,531	$(61,857)	$84,448

Operating activities. Net cash provided by operating activities during the year ended December 31, 2009 was $186.5 million, an increase of $40.9 million from net cash provided by operating activities of $145.6 million for the year ended December 31, 2008. This change was primarily due to overall improvements in income from operations, largely resulting from continued operational efficiencies and cost-savings initiatives, along with an increase in working capital driven by strong accounts receivable collections. We anticipate continuing to generate cash from operating activities during the next twelve months.

Investing activities. Net cash used in investing activities for the year ended December 31, 2009 was $132.9 million, a decrease of $113.3 million from net cash used in investing activities of $246.2 million for the year ended December 31, 2008. This decrease was driven by a decrease in expansion related capital expenditures during the year ended December 31, 2009. We currently anticipate between $180.0 and $200.0 million of cash capital expenditures for 2010 which includes approximately $53.0 million related to data center expansion.

Financing activities. Net cash used in financing activities for the year ended December 31, 2009 was $14.5 million, a decrease of $62.6 million from net cash provided by financing activities of $48.1 million for the year ended December 31, 2008. This decrease primarily relates to $62.3 million in proceeds from our loan agreement with Lombard in the year ended December 31, 2008, compared to $2.9 million in the year ended December 31, 2009. Although we anticipate our financing activities for the next twelve months to consist primarily of principal payments on our long-term debt and capital lease obligations, we may enter into debt refinancings or additional borrowings if favorable terms are made available to us.

Trade Accounts Receivable

Trade accounts receivable, net of allowance, was $45.8 million as of December 31, 2009, a decrease of $5.9 million from $51.7 million at December 31, 2008, primarily due to robust collections in 2009. Other than any financing activities we may pursue, customer collections are a primary source of cash. As such, we are vulnerable to economic downturn and the impact it may have on our customers spending. We believe we have a strong customer base with no one customer accounting for more than 10% of our revenues. Given the current economic environment and uncertainty, we remain cautious regarding our customers and their future impact on our revenue and profitability.

Long-term Debt and Other Financing

Long-term debt. The following table sets forth our long-term debt and other financing as of December 31, 2009 and 2008 (dollars in thousands):

	December 31,
	2009	2008
3% Convertible Notes	$305,921	$291,602
Lombard loan facility	55,973	47,852
Other financing(1)	20,795	27,395
Credit agreement	—	—
Capital and financing method lease obligations(2)	234,776	197,868

Total long-term debt and other financing	$617,465	$564,717

(1)	Other financing includes borrowings under our Cisco loan agreement, for which the weighted-average interest rate was 6.50% as of both December 31, 2009 and 2008. The amount presented in the table above includes the current amount due of $6.6 million and $6.6 million as of December 31, 2009 and 2008, respectively. Payments on the loan are made monthly.
(2)

Capital and financing method lease obligations include capital and financing method leases on certain of our facilities and equipment held under capital leases. The weighted-average interest rates for such leases were

15.32% as of December 31, 2009 and 12.63% as of December 31, 2008. The amounts presented in the table above include the current amounts due of $10.9 million as of December 31, 2009 and $6.4 million as of December 31, 2008. Payments on the leases are made monthly.

Future principal payments. The following table sets forth our aggregate future principal payments of long-term debt and other financing as of December 31, 2009 (dollars in thousands):

	Future Principal Payments of Long-term Debt and Other Financing
	Total	2010	2011	2012	2013	2014	Thereafter
Convertible Notes(1)	$345,000	$—	$—	$345,000	$—	$—	$—
Capital lease obligations(2)	181,984	10,805	12,827	13,937	11,509	13,144	119,762
Lombard loan agreement(3)	55,973	—	8,996	19,490	27,487	—	—
Other financing	20,795	6,600	6,600	6,122	1,473	—	—
Credit agreement	—	—	—	—	—	—	—

Total	$603,752	$17,405	$28,423	$384,549	$40,469	$13,144	$119,762

(1)	Represents principal amount of the Convertible Notes.
(2)	Does not include future payments on our financing method lease obligations as they represent interest payments over the term of the lease.
(3)	The Lombard loan agreement is denominated in GBP, future principal payments in USD are based on our year-end exchange rate.

The weighted-average cash interest rate applicable to outstanding borrowings was 3.2% and 3.5% as of December 31, 2009 and 2008, respectively.

Interest Rate Swap Agreement. In January 2009, we entered into an interest rate swap agreement with National Westminster Bank, Plc., or NatWest, to amend our existing interest rate swap agreement, or the Swap Agreement. The Swap Agreement hedges the monthly interest payments incurred and paid under our loan agreement with Lombard North Central, Plc., or Lombard, during the three year period beginning January 1, 2009 and ending December 31, 2011. Under the terms of the Swap Agreement, we owe monthly interest to NatWest at a fixed interest rate of 5.06% and receive from NatWest payments based on the same variable notional amount at the one month LIBOR interest rate set at the beginning of each month. The Swap Agreement effectively fixes the monthly interest rate payments at 7.86%. As of December 31, 2009, we had recorded a non-current liability of $3.6 million in relation to the market value of the Swap Agreement. Additionally, we recorded an offset to this liability of $0.4 million to account for our credit default risk for a net fair value of $3.2 million.

For further information on our long-term debt, please refer to Note 7 of Notes to Consolidated Financial Statements located in this Annual Report on Form 10-K. For further information regarding the Swap Agreement, please refer to Note 8 of Notes to Consolidated Financial Statements.

Debt Covenants

Under the terms of our loan agreement with Lombard, we are required to comply with certain financial covenant ratios consisting of minimum interest coverage, maximum total debt, and maximum senior debt ratios. For our revolving credit facility, we are required to comply with certain financial covenants and ratios, consisting of minimum EBITDA and maximum capital expenditures covenants and maximum leverage and fixed charge coverage ratios. As of and during the year ended December 31, 2009, we were in compliance with all such ratios.

The provisions of our debt agreements also contain covenants including, but not limited to, restricting or limiting our ability to incur more debt, issue guarantees, pay dividends, and repurchase stock (subject to financial measures and other conditions). We were in compliance with all such covenants as of and during the year ended

December 31, 2009, and anticipate compliance with all covenants for at least the next twelve months. However, the ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt agreements and could trigger cross defaults and acceleration of repayment obligations.

Commitments and Contingencies

Our customer contracts generally span multiple periods, which result in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $48.3 million, $16.2 million, $13.7 million, $9.6 million, $8.3 million, and $51.9 million during the years ended December 31, 2010, 2011, 2012, 2013, 2014 and thereafter, respectively. Should we not meet the minimum spending levels in any given term, decreasing termination liabilities, representing a percentage of the remaining contractual amounts, may become immediately due and payable. Furthermore, certain of these termination liabilities are potentially subject to reduction should we experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if we had terminated all of these agreements as of December 31, 2009, the maximum liability would have been $148.0 million. To mitigate this exposure, at times, we align our minimum spending commitments with customer revenue commitments for related services.

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

We have employment, confidentiality, severance and non-competition agreements with key executive officers that contain provisions with regard to base salary, bonus, equity-based compensation, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control.

The following table presents our known undiscounted contractual obligations as of December 31, 2009 (dollars in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long-term debt obligations(1)	$462,284	$22,534	$409,607	$30,143	$—
Capital (finance) lease obligations(2)	403,192	39,422	80,444	72,494	210,832
Operating lease obligations	493,519	64,722	118,345	87,181	223,271
Purchase obligations	192,520	85,070	37,671	17,869	51,910
Asset retirement obligations	39,080	962	1,748	13,469	22,901

Total contractual obligations	$1,590,595	$212,710	$647,815	$221,156	$508,914

(1)	Includes interest payments of $40.5 million over the remaining term of the debt.
(2)	Includes interest payments of $154.9 million over the remaining term of our capital lease obligations and $66.3 million which represents interest payments over the remaining term of our financing method lease obligation.

Off-Balance-Sheet Arrangements

As of December 31, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in our consolidated balance sheets, such as letters of credit, indemnifications, and operating leases under which certain facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through January 2031, and may be renewed as circumstances warrant. As of December 31, 2009, we had $29.7 million in letters of credit outstanding under our revolving credit facility, pledged as collateral to support certain facility leases and utility agreements. Also, in connection with the 2007 sale of our assets related to content delivery network services, we agreed to indemnify the purchaser should it incur certain losses due to a breach of our representations and warranties. We have not incurred a liability relating to these indemnification provisions in the past, and we believe that the likelihood of any future payout relating to these provisions is remote. Therefore, we have not recorded a liability during any period related to these indemnification provisions.

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

CRITICAL ACCOUNTING ESTIMATES

We have identified the accounting policies below as critical to our business operations and to the understanding of our consolidated financial position and results of operations. For a detailed description on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Note that our preparation of this Annual Report requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

We derive the majority of our revenue from recurring revenue streams, consisting primarily of hosting services, which includes managed hosting and colocation, and network services. We recognize revenue from those services as services are provided. Installation fees and related costs are deferred and recognized ratably over the life of the customer contract. Termination fees are recognized when received. Revenue is recognized when the related service has been provided, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured.

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

For information on recently adopted and recently issued accounting pronouncements, please refer to Note 3 of Notes to the Financial Statements included in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of December 31, 2009, we had approximately $56.0 million outstanding variable rate debt under the Lombard Loan Agreement. The interest rate payable for the three months ended December 31, 2009 was based on one-month LIBOR, set at the beginning of each month, plus 2.80%, and averaged 3.31%. In January 2009, we entered into an amended interest rate swap agreement with NatWest to fix the variable interest rate for the outstanding balance as of December 31, 2008 at 7.86%. The remainder of our outstanding debt was fixed rate debt and was comprised of our Convertible Notes and our Loan Agreement with Cisco Systems Capital Corporation. The Convertible Notes bear cash interest on the $345.0 million principal at 3% per annum. Due to the adoption of new accounting guidance, as discussed in Note 7 of Notes to the Financial Statements included in this Annual Report on Form 10-K, an additional 5.36% of interest expense is recognized as accretion of the discounted portion of the Convertible Notes. As of December 31, 2009, the carrying amount of the Convertible Notes was $305.9 million. There was $20.8 million outstanding for the Loan Agreement with Cisco Systems Capital Corporation as of December 31, 2009, which provided for borrowings of up to $33.0 million, at an annual interest rate of 6.50%, to purchase network equipment.

Foreign Currency Exchange Rate Risk

We are subject to market risks arising from foreign currency exchange rates. We generally engage in foreign currency forwards hedging transactions to mitigate our foreign exchange risk. Our percentage of revenue generated and costs incurred that are denominated in currencies other than the U.S. Dollar is presented in the following table:

	Years Ended December 31,
	2009	2008	2007
Service revenue denominated in currencies other than the U.S. Dollar	16%	10%	8%
Direct and operating costs incurred in currencies other than the U.S. Dollar(1)	18%	17%	15%

(1)	Excludes depreciation, amortization and accretion, and non-cash equity-based compensation.

We have performed a sensitivity analysis as of December 31, 2009, that measures the change in the financial position arising from a hypothetical 10% adverse movement in the exchange rates of the Euro, the British Pound, the Japanese Yen, and the Singapore Dollar, our most widely used foreign currencies, relative to the U.S. Dollar with all variables held constant. The aggregate potential change in fair value resulting from a hypothetical 10% change in the above currencies was $2.4 million as of December 31, 2009 and $3.3 million as of December 31, 2008. A gain or loss in fair value associated with these currencies is generally recorded as an unrealized gain or loss on foreign currency translation within accumulated other comprehensive income (loss) in stockholders’ equity (deficit) of the accompanying consolidated balance sheets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements for the years ended December 31, 2009, 2008 and 2007 and as of December 31, 2009 and 2008 and related notes thereto required by this item begin on page 47 as listed in Item 15 of Part IV of this document.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We had no disagreements on accounting or financial disclosure matters with our independent registered public accounting firm to report under this Item 9.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the interim Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on management’s evaluation as of the end of the period covered by this report, our interim CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act. Under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page 45.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SAVVIS, Inc.

We have audited SAVVIS, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SAVVIS, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SAVVIS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SAVVIS, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 5, 2010

ITEM 9B.	OTHER INFORMATION.

No reportable information.

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) of Form 10-K, unless disclosed in this Part III, will be included in our Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the fiscal year ended December 31, 2009, and such information is incorporated herein by reference.

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

The following table presents valuation and qualifying accounts for the years ended December 31, 2009, 2008 and 2007 (in thousands):

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Deductions	Balance at End of Period
Allowance for Credits and Uncollectibles:
Year ended December 31, 2009	$7,947	$14,554	$(14,368)	$8,133
Year ended December 31, 2008	5,060	22,361	(19,474)	7,947
Year ended December 31, 2007	10,690	8,163	(13,793)	5,060

(1)	Includes bad debt provisions, an increase to sales, general, and administrative expense, and allowance for sales credits, a reduction of revenue. Pursuant to certain of our individual customer contracts, we have service level commitments with certain of our customers. To the extent that such service levels are not achieved, or are otherwise disputed due to third party power or service issues or other service interruptions or conditions, we estimate the amount of credits to be issued and record a reduction to revenue, with a corresponding increase in the allowance for credits and uncollectibles.

3.	Exhibits

The following exhibits are either provided with this Form 10-K or are incorporated herein by reference.

Exhibit Index Number	Exhibit Description	Filed with the Form 10-K	Incorporated by Reference
			Form	Filing Date with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1	November 12, 1999	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	January 31, 2000	3.2
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 14, 2002	3.3
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 13, 2004	3.4
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 5, 2005	3.5
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		8-K	June 7, 2006	3.1
3.7	Amended and Restated Bylaws of the Registrant		10-Q	August, 1, 2008	3.3
4.1	Form of Common Stock Certificate		S-1/A	January 31, 2000	4.1
4.2	Indenture, dated as of May 9, 2007, between Registrant and The Bank of New York, as trustee, including the Form of Global Note attached as Exhibit A thereto		8-K	May 10, 2007	4.1
10.1*	1999 Stock Option Plan, as amended		10-K	April 17, 2001	10.1
10.2*	Amendment No. 1 to 1999 Stock Option Plan		10-Q	August 14, 2002	10.1
10.3*	Amendment No. 2 to 1999 Stock Option Plan		10-Q	August 14, 2002	10.2
10.4*	Amendment No. 3 to 1999 Stock Option Plan		10-Q	August 14, 2002	10.3
10.5*	Amended and Restated 2003 Incentive Compensation Plan		10-Q	May 5, 2006	10.4
10.6*	Amendment No. 1 to Amended and Restated 2003 Incentive Compensation Plan		10-K	February 26, 2007	10.6
10.7*	Amendment No. 2 to Amended and Restated 2003 Incentive Compensation Plan		8-K	May 15, 2007	10.1
10.8*	Amendment No. 3 to Amended and Restated 2003 Incentive Compensation Plan		10-Q	July 31, 2007	10.3
10.9*	Amendment No. 4 to Amended and Restated 2003 Incentive Compensation Plan		8-K	May 22, 2009	10.1
10.10*	Amendment No. 5 to Amended and Restated 2003 Incentive Compensation Plan		8-K	May 22, 2009	10.2
10.11*	Amended and Restated Employee Stock Purchase Plan		8-K	August 1, 2008	10.1
10.12*	Form of Incentive Stock Option Agreement under the 1999 Stock Option Plan		S-1/A	December 30, 1999	10.2
10.13*	Form of Non-Qualified Stock Option Agreement under the 1999 Stock Option Plan		10-K	February 28, 2003	10.7
10.14*	Form of Non-Qualified Stock Option Agreement under the 2003 Incentive Compensation Plan		10-Q	October 30, 2003	10.1
10.15*	Form of Stock Unit Agreement under the 2003 Incentive Compensation Plan		8-K	August 23, 2005	10.1
10.16*	Form of Restricted Stock Agreement under the 2003 Incentive Compensation Plan		10-K	February 28, 2006	10.12

Exhibit Index Number	Exhibit Description	Filed with the Form 10-K	Incorporated by Reference
			Form	Filing Date with the SEC	Exhibit Number
10.17*	Form of Restricted Stock Agreement under the 2003 Incentive Compensation Plan for November 2009 performance-based equity awards	X
10.18*	2010 Annual Incentive Plan under the 2003 Incentive Compensation Plan	X
10.19*	Employment Agreement dated March 13, 2006, between the Registrant and Philip J. Koen.		10-Q	May 5, 2006	10.2
10.20*	First Amendment to Employment Agreement dated as of August 31, 2006, between the Registrant and Philip J. Koen.		10-Q	November 1, 2006	10.1
10.21*	Second Amendment to Employment Agreement dated as of December 19, 2008, between the Registrant and Philip J. Koen		10-K	February 27, 2009	10.18
10.22*	Separation and General Release Agreement between the Registrant and Philip J. Koen		8-K	January 13, 2010	10.1
10.23*	Employment, Confidentiality, Severance and Non-Competition Agreement dated March 30, 2009, between the Registrant and Gregory W. Freiberg		8-K	April 2, 2009	10.1
10.24*	Employment Agreement dated October 1, 2006, between the Registrant and Jeffrey H. Von Deylen		8-K	September 29, 2006	10.1
10.25*	First Amendment to Employment Agreement dated December 4, 2008 between the Registrant and Jeffrey H. Von Deylen		10-K	February 27, 2009	10.23
10.26*	Letter Agreement dated February 10, 2009 between the Registrant and Jeffrey H. Von Deylen		10-K	February 27, 2009	10.24
10.27*	Employment, Confidentiality, Severance and Non-Competition Agreement dated September 5, 2006 between the Registrant and Bryan Doerr		10-K	February 27, 2009	10.30
10.28*	First Amendment to Employment, Confidentiality, Severance and Non-Competition Agreement dated December 19, 2008 between the Registrant and Bryan Doerr		10-K	February 27, 2009	10.31
10.29*	Employment, Confidentiality, Severance and Non-Competition Agreement dated March 13, 2007 between the Registrant and William Fathers		10-K	February 27, 2009	10.32
10.30*	First Amendment to Employment, Confidentiality, Severance and Non-Competition Agreement dated December 19, 2008 between the Registrant and William Fathers		10-K	February 27, 2009	10.33
10.31*	Employment, Confidentiality, Severance and Non-Competition Agreement dated October 8, 2007 between the Registrant and Paul Goetz		10-K	February 27, 2009	10.34
10.32*	First Amendment to Employment, Confidentiality, Severance and Non-Competition Agreement dated December 19, 2008 between the Registrant and Paul Goetz		10-K	February 27, 2009	10.35
10.33*	Separation and General Release Agreement dated October 27, 2009 between the Registrant and Paul Goetz	X

Exhibit Index Number	Exhibit Description	Filed with the Form 10-K	Incorporated by Reference
			Form	Filing Date with the SEC	Exhibit Number
10.34*	Employment, Confidentiality, Severance and Non-Competition Agreement dated January 9, 2009, between the Registrant and Thomas T. Riley	X
10.35*	Form of Employment, Confidentiality, Severance and Non-Competition Agreement		10-Q	November 1, 2006	10.3
10.36	Security Agreement dated June 10, 2005, by and among SAVVIS, the grantor parties thereto, and Wells Fargo Capital Finance, as the administrative agent for the lender parties		8-K	June 16, 2005	10.2
10.37	Guaranty Agreement dated June 10, 2005, by and among SAVVIS, the grantor parties thereto, and Wells Fargo Capital Finance, as the administrative agent for the lender parties.		8-K	June 16, 2005	10.3
10.38	Trademark Security Agreement dated June 10, 2005, by and among SAVVIS, the grantor parties thereto, and Wells Fargo Capital Finance, as the administrative agent for the lender parties		8-K	June 16, 2005	10.4
10.39	Patent Security Agreement dated June 10, 2005, by and among SAVVIS, the grantor parties thereto, and Wells Fargo Capital Finance, as the administrative agent for the lender parties		8-K	June 16, 2005	10.5
10.40+	Amended and Restated Credit Agreement, dated December 8, 2008, by and among SAVVIS Communications Corporation, a Missouri corporation, Registrant, the lenders that are signatories thereto and Wells Fargo Capital Finance, as the arranger and the administrative agent for the Lenders		8-K	December 8, 2008	10.1
10.41	Amendment No. 1 to the Amended and Restated Credit Agreement, dated December 12, 2008, by and among SAVVIS Communications Corporation, a Missouri corporation, Registrant, the lenders that are signatories thereto and Wells Fargo Capital Finance, as the arranger and the administrative agent for the Lenders		10-K	February 27, 2009	10.55
10.42	Amendment No. 2 to the Amended and Restated Credit Agreement, dated February 26, 2009, by and among SAVVIS Communications Corporation, a Missouri Corporation, Registrant, the lenders that are signatories thereto and Wells Fargo Capital Finance, as the arranger and the administrative agent for the Lenders		10-Q	August 6, 2009	10.1
10.43	Amendment No. 3 to the Amended and Restated Credit Agreement, dated April 30, 2009, by and among SAVVIS Communications Corporation, a Missouri Corporation, Registrant, the lenders that are signatories thereto and Wells Fargo Capital Finance, as the arranger and the administrative agent for the Lenders		10-Q	August 6, 2009	10.2

Exhibit Index Number	Exhibit Description	Filed with the Form 10-K	Incorporated by Reference
			Form	Filing Date with the SEC	Exhibit Number
10.44	Amendment No. 4 to the Amended and Restated Credit Agreement, dated December 23, 2009, by and among SAVVIS Communications Corporation, a Missouri Corporation, Registrant, the lenders that are signatories thereto and Wells Fargo Capital Finance, as the arranger and the administrative agent for the Lenders	X
10.45	Charge of Shares in SAVVIS UK Limited, dated December 8, 2008, by and between the Registrant and Wells Fargo Capital Finance		8-K	December 8, 2008	10.2
10.46	Trademark Security Agreement, dated as of December 8, 2008, among certain grantors listed on the signature pages thereto and Wells Fargo Capital Finance Capital Finance		8-K	December 8, 2008	10.3
10.47	First Amendment to Trademark Security Agreement, dated as of December 8, 2008, by and between the Borrower and Wells Fargo Capital Finance		8-K	December 8, 2008	10.4
10.48	Patent Security Agreement, dated as of December 8, 2008, among certain grantors listed on the signature pages thereto and Wells Fargo Capital Finance		8-K	December 8, 2008	10.6
10.49	First Amendment to Patent Security Agreement, dated as of December 8, 2008, by and between the Borrower and Wells Fargo Capital Finance		8-K	December 8, 2008	10.5
10.50	Loan and Security Agreement dated December 18, 2006, by and between SAVVIS and Cisco Systems Capital Corporation		8-K	December 20, 2006	10.1
10.51	First Amendment to Loan and Security Agreement dated July 31, 2007, by and between SAVVIS and Cisco Systems Capital Corporation		10-Q	October 31, 2007	10.2
10.52	Second Amendment to Loan and Security Agreement dated December 21, 2007, by and between SAVVIS and Cisco Systems Capital Corporation		10-K	February 26, 2008	10.38
10.53	Guaranty Agreement dated December 18, 2006, by and between the Registrant and Cisco Systems Capital Corporation		8-K	December 20, 2006	10.2
10.54	Facility Agreement dated June 27, 2008, by and among SAVVIS UK Limited, Registrant, and Lombard North Central Plc		8-K	July 2, 2008	10.1
10.55	Asset Security Agreement dated June 27, 2008, by and among SAVVIS UK Limited, Registrant, a Delaware corporation, and Lombard North Central Plc		8-K	July 2, 2008	10.2
10.56	Deed of Guarantee, Priority and Acknowledgement dated October 31, 2008, by and among Lombard North Central Plc, SAVVIS UK Limited, Registrant, SAVVIS Communications Corporation and National Westminster Bank Plc		10-Q	November 3, 2008	10.4
10.57	Asset Security Agreement dated October 31, 2008, by and among SAVVIS UK Limited, Registrant and National Westminster Bank Plc		10-Q	November 3, 2008	10.5

Exhibit Index Number	Exhibit Description	Filed with the Form 10-K	Incorporated by Reference
			Form	Filing Date with the SEC	Exhibit Number
10.58	Investor Rights Agreement, dated as of March 6, 2002, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on the signature pages thereto, Reuters Holdings Switzerland SA and the other Investors (as defined therein)		8-K	March 27, 2002	10.2
10.59	Amendment No. 1, dated June 28, 2002, to the Investor Rights Agreement, dated as of March 6, 2002, among the registrant, Welsh, Carson, Anderson & Stowe VIII, L.P., the various entities and individuals affiliated with Welsh, Carson, Anderson & Stowe VIII, L.P. listed on the signature pages thereto, Reuters Holdings Switzerland SA and the Other Investors (as defined therein)		8-K	July 8, 2002	10.2
10.60	Amendment No. 2, dated as of May 10, 2006, to the Investors Rights Agreement, among the Registrant, Welsh, Carson, Andersen & Stowe VIII, L.P., and the other investors named therein		8-K	July 5, 2006	10.1
10.61	Lease Agreement, dated as of May 24, 2002, by and between Duke Realty Limited Partnership and SAVVIS		10-Q	August 14, 2002	10.6
10.62	Office Lease between WGP Associates, LLC and SAVVIS		10-K	March 30, 2000	10.27
10.63+	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC Office LLC		10-Q	November 15, 2004	10.2
10.64+	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat LA1 LLC		10-Q	November 15, 2004	10.3
10.65+	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC4 LLC		10-Q	November 15, 2004	10.4
10.66+	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC5 LLC.		10-Q	November 15, 2004	10.5
10.67+	Lease Agreement, dated as of March 5, 2004, between SAVVIS Asset Holdings, Inc. and Meerkat SC8 LLC		10-Q	November 15, 2004	10.6
10.68+	Amended and Restated Lease Agreement dated June 30, 2006, between SAVVIS and Digital Centreport, L.P.		10-Q	July 31, 2006	10.5
10.69	Data Center Lease dated December 21, 2006, by and between SAVVIS and Digital Piscataway, LLC		8-K	December 28, 2006	10.1
10.70+	Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.7
10.71+	First Amendment, dated as of August 11, 2000, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.8
10.72+	Second Amendment, dated as of August 11, 2000, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.9

Exhibit Index Number	Exhibit Description	Filed with the Form 10-K	Incorporated by Reference
			Form	Filing Date with the SEC	Exhibit Number
10.73+	Third Amendment, dated as of November 22, 2000, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.10
10.74+	Fourth Amendment, dated as of January, 2001, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.11
10.75+	Fifth Amendment, dated as of February 15, 2001, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.12
10.76+	Sixth Amendment, dated as of August 7, 2001, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.13
10.77+	Seventh Amendment, dated as of March 6, 2002, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.14
10.78+	Eighth Amendment, dated as of March 23, 2002, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.15
10.79+	Ninth Amendment, dated as of March 23, 2002, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.16
10.80+	Tenth Amendment, dated as of August 27, 2003, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.17
10.81+	Eleventh Amendment, dated as of March, 2004, to Cost Sharing and IRU Agreement, dated as of May 25, 1999, between Level 3 Communications, LLC and Cable & Wireless USA, Inc.		10-Q	November 15, 2004	10.18
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.
*	Compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2010.

SAVVIS, Inc.

By: /s/ James E. Ousley
James E. Ousley
Interim Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ JAMES E. OUSLEY James E. Ousley	Interim Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors	March 5, 2010

/s/ GREGORY W. FREIBERG Gregory W. Freiberg	Chief Financial Officer (principal financial officer and principal accounting officer)	March 5, 2010

/s/ JOHN D. CLARK John D. Clark	Director	March 5, 2010

/s/ CLYDE A. HEINTZELMAN Clyde A. Heintzelman	Director	March 5, 2010

/s/ THOMAS E. McINERNEY Thomas E. McInerney	Director	March 5, 2010

/s/ JAMES P. PELLOW James P. Pellow	Director	March 5, 2010

/s/ DAVID C. PETERSCHMIDT David C. Peterschmidt	Director	March 5, 2010

/s/ MERCEDES A. WALTON Mercedes A. Walton	Director	March 5, 2010

/s/ PATRICK J. WELSH Patrick J. Welsh	Director	March 5, 2010

SAVVIS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SAVVIS, Inc.

We have audited the accompanying consolidated balance sheets of SAVVIS, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15a. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SAVVIS, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for convertible debt instruments effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SAVVIS, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 5, 2010

SAVVIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$160,815	$121,284
Trade accounts receivable, less allowance for credits and uncollectibles of $8,133 and $7,947 as of December 31, 2009 and 2008, respectively	45,754	51,745
Prepaid expenses and other current assets	21,217	23,641

Total Current Assets	227,786	196,670

Property and equipment, net	783,852	736,646
Other non-current assets	13,120	16,379

Total Assets	$1,024,758	$949,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Payables and other trade accruals	$52,710	$41,538
Current portion of long-term debt and lease obligations	17,479	13,049
Other accrued liabilities	68,314	71,675

Total Current Liabilities	138,503	126,262

Long-term debt, net of current portion	376,089	360,249
Capital and financing method lease obligations, net of current portion	223,897	191,419
Other accrued liabilities	76,452	71,588

Total Liabilities	814,941	749,518

Commitments and Contingencies (see Note 13)
Stockholders’ Equity:
Common stock; $0.01 par value, 1,500,000 shares authorized; 54,337 and 53,464 shares issued and outstanding as of December 31, 2009 and 2008, respectively	545	535
Additional paid-in capital	862,834	834,882
Accumulated deficit	(634,429)	(613,583)
Accumulated other comprehensive loss	(19,133)	(21,657)

Total Stockholders’ Equity	209,817	200,177

Total Liabilities and Stockholders’ Equity	$1,024,758	$949,695

The accompanying notes are an integral part of these consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended December 31,
	2009	2008	2007
Revenue	$874,414	$857,041	$793,833
Operating Expenses:
Cost of revenue (including non-cash equity-based compensation expense of $5,498, $3,339, and $5,738) (1)	480,335	483,054	443,282
Sales, general, and administrative expenses (including non-cash equity- based compensation expense of $23,604, $19,630, and $27,944)(1)	203,158	212,331	223,453
Depreciation, amortization, and accretion	150,854	135,123	94,805
Gain on sales of data center and CDN assets	—	—	(305,707)

Total Operating Expenses	834,347	830,508	455,833

Income From Operations	40,067	26,533	338,000
Loss on debt extinguishment	—	—	45,127
Other (income) and expense	58,184	45,503	48,612

Income (Loss) before Income Taxes	(18,117)	(18,970)	244,261
Income tax expense	2,729	2,996	1,386

Net Income (Loss)	$(20,846)	$(21,966)	$242,875

Net Income (Loss) per Common Share
Basic	$(0.39)	$(0.41)	$4.61

Diluted	$(0.39)	$(0.41)	$4.51

Weighted-Average Common Shares Outstanding(2)
Basic	53,786	53,317	52,689

Diluted	53,786	53,317	57,215

(1)	Excludes depreciation, amortization, and accretion, which is reported separately.
(2)	Diluted weighted-average common shares outstanding includes 3.2 million common shares for the year ended December 31, 2007, which reflects the dilution impact of the 3% Convertible Notes using the “if-converted” method. For the years ended December 31, 2009 and 2008, the effects of including the incremental shares associated with the Convertible Notes, options, warrants, unvested restricted preferred units, unvested restricted stock units, and unvested restricted stock awards are anti-dilutive and, as such, are not included in diluted weighted-average common shares outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$(20,846)	$(21,966)	$242,875
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	150,854	135,123	94,805
Non-cash equity-based compensation	29,102	22,969	33,682
Accrued interest	4,578	5,260	5,275
Amortization of debt discount	14,319	13,194	36,524
Gain on sales of data center and CDN assets	—	—	(305,707)
Loss on debt extinguishment	—	—	45,127
Other, net	943	852	(862)
Net changes in operating assets and liabilities, net of effects from sales of assets:
Trade accounts receivable, net	6,331	(1,241)	(4,807)
Prepaid expenses and other current and non-current assets	5,893	(5,591)	(3,061)
Payables and other trade accruals	2,322	(1,360)	(3,546)
Other accrued liabilities	(7,015)	(1,682)	(22,958)

Net cash provided by operating activities	186,481	145,558	117,347

Cash Flows from Investing Activities:
Payments for capital expenditures	(132,936)	(246,166)	(348,648)
Proceeds from sales of data center and CDN assets, net	—	—	318,530
Other investing activities, net	—	—	694

Net cash used in investing activities	(132,936)	(246,166)	(29,424)

Cash Flows from Financing Activities:
Proceeds from long-term debt	2,865	62,292	345,000
Payments for extinguishment of Series A Subordinated Notes	—	—	(342,491)
Payments for employee taxes on equity-based instruments	(1,749)	(2,298)	(10,160)
Payments for debt issuance costs	—	(1,885)	(8,866)
Principal payments on long-term debt	(6,600)	(5,129)	(477)
Principal payments under capital lease obligations	(7,145)	(5,825)	(3,112)
Other, net	(1,844)	907	16,203

Net cash provided by (used in) financing activities	(14,473)	48,062	(3,903)

Effect of exchange rate changes on cash and cash equivalents	459	(9,311)	428

Net increase (decrease) in cash and cash equivalents	39,531	(61,857)	84,448
Cash and cash equivalents, beginning of year	121,284	183,141	98,693

Cash and cash equivalents, end of year	$160,815	$121,284	$183,141

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$37,228	$32,380	$20,309
Cash paid for income taxes	1,747	1,714	3,667
Non-cash Investing and Financing Activities:
Assets acquired and obligations incurred under capital leases	$43,000	$36,160	$53,309
Assets acquired and obligations incurred under financing agreements	—	24,160	8,840

The accompanying notes are an integral part of these consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

AND OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2006	51,491	$515	$699,450	$(834,492)	$(3,808)	$(138,335)
Issuance of Convertible Notes	—	—	72,609	—	—	72,609
Issuance of common stock	1,475	14	16,189	—	—	16,203
Issuance of restricted stock	11	1	(1)	—	—	—
Payments for employee taxes on equity-based instruments	—	—	(10,160)	—	—	(10,160)
Recognition of equity-based compensation costs	—	—	33,472	—	—	33,472
Comprehensive income:
Net income	—	—	—	242,875	—	242,875
Foreign currency translation adjustments	—	—	—	—	(30)	(30)
Change in derivatives	—	—	—	—	114	114

Net comprehensive income	—	—	—	242,875	84	242,959

Balance at December 31, 2007	52,977	530	811,559	(591,617)	(3,724)	216,748
Issuance of common stock	451	4	2,836	—	—	2,840
Issuance of restricted stock	36	1	—	—	—	1
Payments for employee taxes on equity-based instruments	—	—	(2,298)	—	—	(2,298)
Recognition of equity-based compensation costs	—	—	22,785	—	—	22,785
Comprehensive loss:
Net loss	—	—	—	(21,966)	—	(21,966)
Foreign currency translation adjustments	—	—	—	—	(14,381)	(14,381)
Change in derivatives	—	—	—	—	(3,552)	(3,552)

Net comprehensive loss	—	—	—	(21,966)	(17,933)	(39,899)

Balance at December 31, 2008	53,464	535	834,882	(613,583)	(21,657)	200,177
Issuance of common stock	419	4	1,208	—	—	1,212
Issuance of restricted stock	454	6	(5)	—	—	1
Payments for employee taxes on equity-based instruments	—	—	(1,749)	—	—	(1,749)
Recognition of equity-based compensation costs	—	—	28,498	—	—	28,498
Comprehensive loss
Net loss	—	—	—	(20,846)	—	(20,846)
Foreign currency translation adjustment	—	—	—	—	2,502	2,502
Change in derivatives	—	—	—	—	22	22

Net comprehensive loss	—	—	—	(20,846)	2,524	(18,322)

Balance at December 31, 2009	54,337	$545	$862,834	$(634,429)	$(19,133)	$209,817

The accompanying notes are an integral part of these consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data and where indicated)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

SAVVIS, Inc. (the Company) provides managed information technology (IT) services including cloud services, managed hosting, managed security, colocation, professional services and network services through its global infrastructure to businesses and government agencies around the world.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles, under the rules and regulations of the U.S. Securities and Exchange Commission (SEC). All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Material subsequent events have been evaluated through the report issuance date and the Company determined that there were no material subsequent events that would impact the Company’s consolidated financial statements for the annual period ended December 31, 2009.

Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

During the first quarter of 2009, the Company underwent an evaluation of job functions, which resulted in a realignment of costs from cost of revenue to sales, general and administrative expenses, which the Company believes more accurately presents the components of operating costs. To reflect the impact this change would have made if implemented in the prior period, the cost of revenue and sales, general and administrative expenses for the years ended December 31, 2008 and 2007, have been adjusted to reflect the $12.2 million and $11.1 million reclassifications, respectively. Total operating expenses and net income (loss) were not impacted by the change.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments it may hold from time to time, with a maturity to the Company of three months or less, as cash and cash equivalents.

Concentrations of Credit Risk

The Company invests excess cash with high credit, quality financial institutions, which bear minimal risk and, by policy, limits the amount of credit exposure to any one financial institution. The Company’s concentrations of credit risk are principally in accounts receivable. The Company periodically reviews the credit quality of its customers and generally does not require collateral. Given the current economic environment and uncertainty, the Company remains cautious regarding customers and their potential impact on the Company’s revenue and accounts receivable collectibility.

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

Property and Equipment

The Company’s property and equipment primarily include communications and data center equipment, facilities and leasehold improvements, software, and office equipment, which are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Software, equipment, and leasehold improvements have useful lives that range between three and fifteen years and leased assets are depreciated over the shorter of their useful lives or lease terms. Maintenance and repair costs are expensed as incurred.

Valuation of Long-Lived Assets

The Company evaluates its long-lived assets for impairment annually or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If the Company determines that the carrying value of a long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a discounted cash flow method using a discount rate determined by management. The estimates of cash flows and discount rates are subject to change due to the economic environment, including such factors as interest rates, expected market returns and volatility of markets served. Management believes its estimates of future cash flows, discount rates, and fair values are reasonable; however, changes in estimates could result in impairment charges. The Company had no asset impairment charges during the years ended December 31, 2009, 2008 or 2007.

Depreciation, Amortization and Accretion

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

Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments as of December 31, 2009 and 2008 using available market information or other appropriate valuation methods. Assets and liabilities are categorized as Level 1, Level 2, or Level 3, dependant on the reliability of the inputs used in the valuation. Level 1 is considered more reliable than Level 3, as Level 3 depends on management’s assumptions. The definitions of the levels are as follows:

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

The carrying amounts of cash and cash equivalents, trade accounts receivable, other current assets, payables and other trade accruals, and other current liabilities approximate fair value because of the short-term nature of such instruments. As of December 31, 2009 and 2008, substantially all of the Company’s $160.8 million and $121.3 million, respectively, of cash and cash equivalents were held in money market accounts, which are valued using Level 1 inputs. The Company is exposed to interest rate volatility with respect to the variable interest rates of its Credit Agreement and Lombard Loan Agreement (see Note 7). The Credit Agreement bears interest at current market rates, plus applicable margin, although there were no balances outstanding on this facility as of December 31, 2009 or 2008. The fair values of the Credit Agreement and Lombard Loan Agreement, which are not traded on the market, are estimated by considering the Company’s credit rating, current rates available to the Company for debt of the same remaining maturities and the terms of the debt. The fair value of the interest rate swap associated with our Lombard Loan Agreement is valued using the market value as provided by a third party, adjusted for our credit risk. The fair value of the Convertible Notes is estimated using the current trading value, as provided by a third party.

The following table presents the estimated fair values of the Company’s long-term debt, and associated interest rate swap, as of the dates indicated:

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible notes	$305,921	$310,069	$291,602	$147,774
Lombard loan agreement	55,973	60,881	47,852	56,047
Cisco loan agreement	20,795	20,667	27,395	27,179
Credit agreement	—	—	—	—
Interest rate swap	3,177	3,177	3,525	3,525

Derivatives

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign currency exchange rate risk and variable interest rate risk. The fair value of the Company’s cash flow hedges are recorded as assets or liabilities, as applicable, on the balance sheet with the offset in accumulated other comprehensive loss. To the extent that the periodic changes in the fair value of the derivatives are not effective, or if the hedge ceases to qualify for hedge accounting, the ineffective portions of the non-cash changes are recognized immediately in the consolidated statement of operations in the period of the change. As the hedged items impact earnings, the related hedging gains or losses are reclassified from accumulated other comprehensive loss and recognized in the consolidated statements of operations.

As of December 31, 2009, the Company maintains various hedging agreements, all of which are designated as cash flow hedges. The Company maintains foreign currency forward contracts with Wells Fargo Capital Finance to mitigate its foreign currency exchange risk. The Company has also entered into an interest rate swap agreement with National Westminster Bank, Plc. to mitigate the variable interest rate payments made under its Lombard Loan Agreement. For further information regarding the Company’s derivatives, please refer to Note 8.

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

Operating Leases

The Company has various operating leases for property and equipment. Terms of equipment leases typically range from three to five years and terms of property leases typically range from one to fifteen years. The Company’s property leases generally include rent increases and, in certain cases, rent holidays, which are recorded on a straight-line basis over the underlying lease terms.

Asset Retirement Obligations

The Company records asset retirement obligations for estimated costs to remove leasehold improvements and return leased facilities to original condition. The fair value of the obligation is assessed as the present value of the expected future payments to perform these activities, discounted using a credit adjusted interest rate. The associated costs of the asset retirement obligation are capitalized and depreciated over the related leasehold improvements’ lease term.

Revenue Recognition

The Company derives the majority of its revenue from recurring revenue streams, consisting primarily of hosting services, which includes managed hosting and colocation, and network services. The Company recognizes revenue for these services as they are provided. Installation fees and related costs are deferred and recognized ratably over the life of the customer contract. Revenue is recognized when the related service has been provided, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured.

In addition, the Company has service level commitments pursuant to individual customer contracts with certain of its customers. To the extent that such service levels are not achieved or are otherwise disputed due to performance or service issues or other service interruptions or conditions, the Company estimates the amount of credits to be issued and records a reduction to revenue, with a corresponding increase in the allowance for credits and uncollectibles. In the event that the Company provides credits or payments to customers related to service level claims, the Company may recover such costs through third party insurance agreements. Insurance proceeds received under these agreements are recorded as an offset to previously recorded revenue reductions.

Cost of Revenue

Cost of revenue includes costs of facility rentals, utilities, circuit costs and other operating costs for hosting space; costs of leasing local access lines to connect customers to our Points of Presence (PoPs); leasing backbone circuits to interconnect our PoPs; indefeasible rights of use, operations, and maintenance; and salaries and related benefits for engineering, service delivery and provisioning, customer service, consulting services and operations personnel who maintain our network, monitor network performance, resolve service issues, and install new sites. Cost of revenue excludes depreciation, amortization and accretion and includes non-cash equity-based compensation.

Equity-Based Compensation

The Company calculates the fair value of total equity-based compensation for stock options and restricted preferred units using the Black-Scholes option pricing model which utilizes certain assumptions and estimates that have a material impact on the amount of total compensation cost recognized in the Company’s consolidated financial statements. Total equity-based compensation costs for restricted stock units and restricted stock awards are calculated based on the market value of the Company’s common stock on the date of grant. An additional assumption is made on the number of awards expected to forfeit prior to vesting, which decreases the amount of total expense recognized. This assumption is evaluated, and the estimate is revised, on a quarterly or as needed basis. Total equity-based compensation is amortized to non-cash equity-based compensation expense over the vesting or performance period of the award, as applicable, which typically ranges from three to four years.

Advertising Costs

The Company expenses advertising costs as incurred. For the years ended December 31, 2009, 2008 and 2007, the Company expensed $3.9 million, $4.3 million and $3.4 million, respectively, in advertising costs.

Foreign Currency

Results of operations of the Company’s foreign subsidiaries are translated from the applicable functional currency to the U.S. Dollar using average exchange rates during the reporting period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are included in accumulated other comprehensive loss, a separate component of stockholders’ equity. Foreign currency transaction gains and losses are recorded in the consolidated statements of operations. For the year ended December 31, 2009, the Company recorded a foreign currency transaction loss of $0.4 million. For the years ended December 31, 2008 and 2007, the Company recorded foreign currency transaction gains of $3.3 million and $0.5 million, respectively.

Income Taxes

Income taxes are accounted for using the asset and liability method, which provides for the establishment of deferred tax assets and liabilities for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes, applying the enacted statutory tax rates in effect for the years in which differences are expected to reverse. Valuation allowances are established when it is more likely than not that recorded deferred tax assets will not be realized. The Company has provided a full valuation allowance on deferred tax assets arising primarily from tax loss carryforwards and other potential tax benefits because the future realization of such benefit is uncertain. As a result, to the extent that those benefits are realized in future periods, they will favorably affect net income or loss.

Net Income (Loss) per Common Share

The Company computes basic net income (loss) per common share by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, excluding unvested restricted stock awards subject to cancellation. Diluted net income (loss) per common share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares represent the incremental common shares issuable for stock option and restricted preferred unit exercises, unvested restricted stock units and restricted stock awards that are subject to repurchase or cancellation, and conversion of debt securities. The Company calculates the dilutive effect of outstanding stock options, restricted preferred units, restricted stock units, and restricted stock awards on net income (loss) per share by application of the treasury stock method. The dilutive effect from convertible securities is calculated by application of the if-converted method. The Company had no dilutive securities for the years ended December 31, 2009 and 2008.

The following tables set forth the computation of basic and diluted net income (loss) per common share:

	Years Ended December 31,
	2009	2008	2007
Net income (loss)	$(20,846)	$(21,966)	$242,875
Add back: Interest expense on Convertible Notes, net of tax effect	—	—	15,144

Net income (loss) attributable to common stockholders for diluted per share calculation	$(20,846)	$(21,966)	$258,019

Weighted-average shares outstanding – basic	53,786	53,317	52,689
Effect of dilutive securities(1):
Convertible Notes	—	—	3,183
Stock options(3)	—	—	562
Restricted preferred units, restricted stock units, and restricted stock awards(3)	—	—	781

Weighted-average shares outstanding – diluted(2)	53,786	53,317	57,215

Net income (loss) per common share:
Basic	$(0.39)	$(0.41)	$4.61

Diluted	$(0.39)	$(0.41)	$4.51

(1)	For the year ended December 31, 2009 and 2008, respectively, the effects of including the 4.9 million incremental shares associated with the Convertible Notes and the assumed conversion of 4.4 million and 5.9 million equity instruments into common stock was anti-dilutive and, therefore, excluded from the calculation of diluted net loss per common share.
(2)	Weighted-average shares outstanding – diluted for the year ended December 31, 2007 excludes 3.5 million anti-dilutive shares related to stock options.
(3)	As of December 31, 2009, the Company had 5.5 million stock options, 0.2 million restricted preferred units and 1.0 million shares of restricted stock units and restricted stock awards outstanding. As of December 31, 2008, the Company had 5.3 million stock options, 0.5 million restricted preferred units and 0.3 million shares of restricted stock units and restricted stock awards outstanding.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

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

On January 1, 2009, the Company adopted new accounting guidance on accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, which changed the accounting for its Convertible Notes (the Notes). Under the new guidance, the Company must separately account for the liability and equity components of the Notes and has, as a result, reclassified approximately $72.6 million, which was comprised of a $74.5 million reclassification from long-term debt and an offsetting $1.9 million reclassification from debt issuance costs, to additional paid-in capital as of the issuance date. The long-term debt reclassification is accounted for as an original issue discount of the Notes. Higher interest expense has resulted from recognition of the accretion of the discounted carrying value of the Notes to their face amount as interest expense. The Company has retrospectively revised its financial statements as though the new provisions had been in effect since the inception of the Notes in May 2007.

The following table summarizes the effect of the changes on prior period information for the year ended December 31, 2008:

	As Reported	Adjustment	Revised
Other (income) and expense	$32,694	$12,809	$45,503
Income (loss) before income taxes	(6,161)	(12,809)	(18,970)
Net income (loss)	(9,157)	(12,809)	(21,966)
Net income (loss) per common and diluted share	(0.17)	(0.24)	(0.41)

The following table summarizes the effect of the changes on prior period information for the year ended December 31, 2007:

	As Reported	Adjustment	Revised
Other (income) and expense	$40,896	$7,716	$48,612
Income (loss) before income taxes	251,977	(7,716)	244,261
Net income (loss)	250,591	(7,716)	242,875
Net income (loss) per common share	4.76	(0.15)	4.61
Net income (loss) per diluted share	4.51	—	4.51

The following table summarizes the effect of the changes on prior period information as of December 31, 2008:

	As Reported	Adjustment	Revised
Other non-current assets	$17,693	$(1,314)	$16,379
Long-term debt, net of current portion	413,647	(53,398)	360,249
Additional paid-in capital	762,273	72,609	834,882
Accumulated deficit	(593,058)	(20,525)	(613,583)

For further information, refer to Note 7.

Recently Issued Accounting Pronouncements

In January 2010, new accounting guidance on disclosures about fair value measurements was issued. The guidance amends existing disclosure criteria, requiring entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The guidance also amends existing literature to clarify that an entity must provide fair value measurement disclosures for each major class of assets and liabilities. The guidance is effective for annual and interim reporting periods beginning January 1, 2010. As the new guidance is disclosure only, adoption will not have a material effect on the Company’s consolidated financial position, results or operations, or cash flows.

NOTE 4—SALES OF ASSETS

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

The CDN Purchase Agreement contains representations, warranties and covenants of the Company, including certain tax and intellectual property representations and warranties. In connection therewith, the Company agreed to indemnify the buyer for a period of up to six years for breaches of certain intellectual property representations, warranties, and covenants up to, but not to exceed, the amount of the purchase price, net of working capital adjustments, or $132.5 million. The Company believes the potential for performance under the indemnification is unlikely and, therefore, has not recorded any related liabilities in its accompanying consolidated balance sheet as of December 31, 2009.

Data Center Assets

In June 2007, the Company sold assets related to two of its data centers located in Santa Clara, California for $190.2 million in cash before fees, the assumption and forgiveness of certain liabilities, and the assignment of an operating lease associated with the facilities. In connection with the sale, the Company recorded a gain on sale of $180.5 million for the year ended December 31, 2007. The Company recorded revenue of $16.5 million related to these data centers in 2007, prior to the completion of the sale.

NOTE 5—PROPERTY AND EQUIPMENT

The following table presents property and equipment, by major category, as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Facilities and leasehold improvements	$719,597	$631,685
Communications and data center equipment	543,908	470,922
Software	103,498	76,967
Office equipment	27,572	26,802

	1,394,575	1,206,376
Less accumulated depreciation and amortization	(610,723)	(469,730)

Property and equipment, net	$783,852	$736,646

Depreciation and amortization expense for property and equipment was $146.9 million, $129.8 million and $87.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The following table presents property and equipment held under capital and financing method leases, by major category, which represent components of property and equipment included in the preceding table, as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Facilities and leasehold improvements	$157,478	$119,654
Communications and data center equipment	105,093	100,902

	262,571	220,556
Less accumulated amortization	(120,386)	(105,950)

Property and equipment held under capital and financing method leases, net	$142,185	$114,606

During 2009, the Company signed a lease agreement to assume additional space and extend the term of an existing operating lease related to an existing data center located in Chicago, Illinois, which changed the classification of the existing operating lease to a capital lease totaling $37.8 million. In addition, as described further in Note 7, the Company maintains a master lease agreement with Cisco Systems Capital Corporation, under which the Company acquired $0.9 million and $10.2 million of equipment during the years ended December 31, 2009 and 2008, respectively.

Amortization expense for assets held under capital and financing method leases was $14.7 million, $14.2 million, and $8.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 6—PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table presents prepaid expenses and other current assets as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Prepaid expenses	$12,713	$9,899
Deferred installation costs	7,202	11,023
Other	1,302	2,719

Total prepaid expenses and other current assets	$21,217	$23,641

NOTE 7—LONG-TERM DEBT

The following table presents long-term debt as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Convertible notes	$305,921	$291,602
Lombard loan agreement	55,973	47,852
Cisco loan facility, net of current portion of $6,600 and $6,600	14,195	20,795
Credit agreement	—	—

Long-term debt	$376,089	$360,249

Convertible Notes

In May 2007, the Company issued $345.0 million aggregate principal amount of 3.0% Convertible Senior Notes (the Notes) due May 15, 2012. Interest is payable semi-annually on May 15 and November 15 of each year, and commenced on November 15, 2007.

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

The initial conversion rate was 14.2086 shares of common stock per $1,000 principal amount of Notes, subject to adjustment. This represents an initial conversion price of approximately $70.38 per share of common stock. Holders of the Notes may convert their Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, due to the conversion formulas associated with the Notes, if the Company’s stock is trading at levels exceeding the conversion price per share of common stock, and if the Company elects to settle the obligation in cash, additional consideration beyond the $345.0 million of gross proceeds received would be required.

On January 1, 2009, the Company adopted new accounting guidance on accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, and, as a result, has separated the liability and equity components of the Notes using an interest rate of 8.36% to calculate the fair value of the liability portion. The $74.5 million reclassification is being treated as original issue discount of the Notes and will be accreted through the maturity date of the Notes, May 15, 2012. The offset to this discount is recorded as an increase to additional paid-in capital. In connection with the issuance of the Notes, the Company paid debt issuance costs totaling $8.9 million. With the adoption of the new guidance, $1.9 million of the debt issuance costs were reclassified as equity issuance costs and recorded as a decrease in additional paid-in capital and $7.0 million were deferred and are being amortized to interest expense through the maturity date of the Notes. The debt issuance costs related to the Notes, net of accumulated amortization, were $3.4 million as of December 31, 2009.

The following table summarizes the carrying amounts of the equity and liability components of the Notes, along with the unamortized discount and net carrying amount of the liability component.

	December 31,
	2009	2008
Equity component	$72,609	$72,609
Liability component:
Principal amount	$345,000	$345,000
Unamortized discount	(39,079)	(53,398)

Net carrying amount	$305,921	$291,602

The following table summarizes the amount of interest cost recognized for the periods relating to both the contractual interest and the accretion of the discount of the liability component of the Notes:

	Year Ended December 31,
	2009	2008	2007
Interest at 3% stated coupon rate	$10,350	$10,350	$6,699
Discount amortization	14,320	13,194	7,938

Total interest expense	$24,670	$23,544	$14,637

Subordinated Notes

In June 2007, the Company completed the early extinguishment of its Series A Subordinated Notes (the Subordinated Notes) by making cash payments totaling $342.5 million to the note holders. Such payments included the original principal of $200.0 million, interest of $147.6 million, and an early extinguishment premium of $3.5 million, offset by a negotiated discount to the original contractual extinguishment provisions of $8.6 million. In connection with the extinguishment, the Company wrote-off the remaining unamortized original issue discount of $23.8 million and the remaining unamortized issuance costs of $0.5 million, and recorded a loss on debt extinguishment of $45.1 million in June 2007.

Credit Facilities

Credit Agreement. The Company maintains a $50.0 million revolving credit facility (the Credit Agreement) which includes a $40.0 million letter of credit provision. The Credit Agreement will mature in December 2011. Borrowings under the Credit Agreement may be used to fund working capital, for capital expenditures and other general corporate purposes. The Credit Agreement contains affirmative, negative, and financial covenants which are measured on a quarterly basis and include limitations on capital expenditures and require maintenance of certain financial measures at defined levels. The Company’s obligations under the Credit Agreement and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of the Company’s assets, interest in assets and proceeds thereof, excluding those assets pledged under our loan with Lombard North Central, Plc. Under the terms of the Credit Agreement, the Company may elect to pay interest on a base rate or LIBOR rate, plus an applicable margin. Unused commitments on the Credit Agreement are subject to an annual commitment fee of 0.50% to 0.75% and a fee is applied to outstanding letters of credit of 3.825% to 4.825%. As of December 31, 2009, the interest rate, including margin, would have been 6.50%, however, there were no outstanding borrowings under the Credit Agreement. There were approximately $29.7 million outstanding letters of credit as of December 31, 2009.

Loan Agreement and Lease Facility. The Company maintains a loan and security agreement (the Loan Agreement) and a master lease agreement (the Lease Agreement) with Cisco Systems Capital Corporation. The Loan Agreement provides for borrowings of up to $33.0 million, at an annual interest rate of 6.50%, to purchase network equipment, and is secured by a first-priority security interest in the equipment. The Lease Agreement provides a lease facility (the Lease Facility) to purchase equipment with borrowings at the discretion of Cisco Systems Capital Corporation. The effective interest rate on current outstanding borrowings ranges from 5.52% to 7.75%. The Company may utilize up to $3.0 million of the Lease Facility for third party manufactured equipment. As of December 31, 2009, the Company had $20.8 million in outstanding borrowings under the Loan Agreement and $13.6 million under the Lease Facility.

Lombard Loan Agreement. The Company, through its subsidiary SAVVIS UK Limited (SAVVIS UK), maintains a loan agreement (the Lombard Loan Agreement) with Lombard North Central, Plc. The Lombard Loan Agreement has a five-year term and requires monthly interest installments for the full term and quarterly principal installments beginning in 2011. The Company has guaranteed the obligations of SAVVIS UK under the Lombard Loan Agreement and the obligations are secured by a first priority security interest in substantially all of SAVVIS UK’s current data center assets and certain future assets located in the new data center. The

Company currently maintains a letter of credit, issued in 2008, of $17.6 million. The letter of credit may be increased or decreased by specified amounts at specified times, and may be terminated if certain financial measures are met. As of December 31, 2009, outstanding borrowings under the fully drawn Lombard Loan Agreement totaled £35.0 million, or approximately $56.0 million. The variable interest rate as of December 31, 2009 was 3.31%. This variable interest expense has been effectively fixed at 7.86%, subject to the terms of an interest rate swap agreement, as described in Note 8.

Debt Covenants

The provisions of the Company’s debt agreements contain a number of covenants including, but not limited to, maintaining certain financial conditions, restricting or limiting the Company’s ability to incur more debt, pay dividends, and repurchase stock (subject to financial measures and other conditions). The ability to comply with these provisions may be affected by events beyond the Company’s control. The breach of any of these covenants could result in a default under the Company’s debt agreements and could trigger acceleration of repayment. For the years ended December 31, 2009 and 2008, the Company was in compliance with all applicable covenants under the debt agreements.

Future Principal Payments

As of December 31, 2009, aggregate future principal payments of long-term debt were $6.6 million, $15.6 million, $370.6 million, and $29.0 million for the years ended December 31, 2010, 2011, 2012 and 2013, respectively. Depending on settlement options at the Company’s election, the Notes, which mature in May 2012, may be settled in cash, shares, or a combination thereof. The weighted-average cash interest rate applicable to outstanding borrowings was 3.2% and 3.5% as of December 31, 2009 and 2008, respectively.

NOTE 8—DERIVATIVES

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

Foreign Currency Hedges

The Company engages in foreign currency hedging transactions to mitigate its foreign currency exchange risk. The Company had recorded a foreign currency hedge liability of $0.1 million as of December 31, 2009 and a foreign currency hedge asset of $0.1 million as of December 31, 2008.

Interest Rate Swap

In January 2009, the Company dedesignated its existing interest rate swap and redesignated a new interest rate swap by entering into an amended swap agreement (the Swap Agreement) with National Westminster Bank, Plc (NatWest). At the time of dedesignation, the fair value of the existing interest rate swap was a liability of £2.5 million, which represents the financing element of the Swap Agreement, and is being amortized to earnings as the originally hedged cash flows would have affected earnings. The Swap Agreement hedges the monthly interest payments incurred and paid under the Lombard Loan Agreement during the three year period beginning January 1, 2009 and ending December 31, 2011. Under the terms of the Swap Agreement, the Company owes monthly interest to NatWest at a fixed rate of 5.06%, and receives from NatWest payments based on the same variable notional amount at the one month LIBOR interest rate set at the beginning of each month. The Swap Agreement effectively fixes the interest payments paid under the Lombard Loan Agreement at 7.86%. As of December 31, 2009, the notional amount of the Swap Agreement was £35.0 million. During the year ended December 31, 2009, the Company recognized a $1.3 million gain due to hedge ineffectiveness in the consolidated statement of operations, which was offset by $1.4 million in amortization of the financing element of the Swap Agreement. The Company did not recognize any hedge ineffectiveness during the year ended December 31, 2008. As of December 31, 2009, the market value of the interest rate swap was a non-current liability of £2.3 million, or approximately $3.6 million. By using derivative instruments to hedge exposure to changes in interest rates, the Company exposes itself to credit risk, or the failure of one party to perform under the terms of the derivative contract. As of December 31, 2009, the Company had recorded a credit default risk adjustment of $0.4 million, decreasing the fair value of the interest rate swap liability to $3.2 million.

The following table presents the settlement terms of Swap Agreement:

	December 31,
	2009	2010	2011
Swap Agreement
Notional amount	£35,000	£35,000	£29,375
Fixed rate	5.06%	5.06%	5.06%

Balance Sheet Presentation

The Company’s foreign currency hedges are presented on a net basis in ‘Prepaid expenses and other current assets’ or ‘Other current accrued liabilities,’ as applicable. The interest rate swap is presented on a net basis in ‘Other non-current accrued liabilities.’ The fair value of the interest rate swap is valued using Level 2 inputs.

The following table summarizes the fair value of the derivatives on a net basis:

	As of December 31,
	2009	2008
Assets:
Foreign currency hedges	$—	$141

Liabilities:
Foreign currency hedges	(116)	—
Interest rate swap, net	(3,177)	(3,525)

	$(3,293)	$(3,384)

Income Statement Presentation

Realized gains and losses represent amounts related to the settlement of derivative instruments, which are reported on the consolidated statement of operations as an offset to the hedged transaction in ‘Other (income) and expense.’ All of the Company’s derivative instruments are cash flow hedges; as such, unrealized gains and losses, which represent the change in fair value of the derivative instruments, are recorded as a component of other comprehensive income (loss).

The following table presents the Company’s realized gains and losses on derivative instruments:

	Year Ended December 31,
	2009	2008	2007
Realized gains (losses)
Foreign currency hedges	$167	$—	$—
Interest rate swap	(937)	—	—

	$(770)	$—	$—

NOTE 9—CAPITAL AND FINANCING METHOD LEASE OBLIGATIONS

The following table presents future minimum lease payments under capital and financing method leases as of December 31, 2009:

Years Ended December 31,
2010	$39,422
2011	40,340
2012	40,104
2013	36,226
2014	36,268
Thereafter	210,832

Total capital and financing method lease obligations	403,192
Less amount representing interest	(219,068)
Less current portion	(10,879)

Capital and financing method lease obligations, net	$173,245

Financing method lease obligation payments represent interest payments over the term of the lease; as such, the table above excludes a $50.6 million deferred gain that will be realized upon termination of the lease in accordance with accounting rules for financing method leases.

In December 2009, the Company signed a lease agreement to assume additional space and extend the term of an existing operating lease related to a data center located in Chicago, Illinois, which changed the classification of the existing operating lease to a capital lease. As a result, total capital and financing method lease obligations increased by $37.8 million.

NOTE 10—OPERATING LEASES

The following table presents future minimum lease payments under non-cancelable operating leases as of December 31, 2009:

Years Ended December 31,
2010	$64,722
2011	60,694
2012	57,651
2013	50,918
2014	36,263
Thereafter	223,271

Total future minimum lease payments	$493,519

Rental expense under non-cancelable operating leases was $81.3 million, $71.5 million and $63.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 11—OTHER ACCRUED LIABILITIES

The following table presents the components of other accrued liabilities as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Current other accrued liabilities:
Wages, employee benefits, and related taxes	$18,470	$15,022
Deferred revenue	20,829	23,352
Taxes payable	4,221	6,127
Other current liabilities	24,794	27,174

Current other accrued liabilities	$68,314	$71,675

Non-current other accrued liabilities:
Deferred revenue	$8,728	$9,099
Acquired contractual obligations in excess of fair value and other	13,823	15,474
Asset retirement obligations	29,653	27,750
Other non-current liabilities	24,248	19,265

Non-current other accrued liabilities	$76,452	$71,588

Acquired contractual obligations in excess of fair value and other as of December 31, 2009 and 2008 represent amounts remaining from acquisitions related to fair market value adjustments of acquired facility leases and idle capacity on acquired long-term maintenance contracts that the Company did not intend to utilize.

NOTE 12—ASSET RETIREMENT OBLIGATIONS

The Company records asset retirement obligations (AROs) related to contractual requirements of the Company to restore and remove certain leasehold improvements. Accordingly, the Company records corresponding increases to the carrying values of the related long-lived assets at the time a lease agreement is executed. The Company depreciates the leasehold improvements using the straight-line method and recognizes accretion expense over their estimated useful lives.

The following table presents a reconciliation of AROs as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Balance at beginning of year	$27,750	$23,386
Liabilities incurred or acquired	90	525
Liabilities settled	(152)	—
Revisions in expected cash flows	(22)	566
Accretion expense	1,987	3,273

Balance at end of year	$29,653	$27,750

NOTE 13—COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s customer contracts generally span multiple periods, which results in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $48.3 million, $16.2 million, $13.7 million, $9.6 million, $8.3 million and $51.9 million during the years ended December 31, 2010, 2011, 2012, 2013, 2014 and thereafter, respectively. Should the Company not meet the minimum spending levels in any given term, decreasing termination liabilities representing a percentage of the remaining contractual amounts may become immediately due and payable. Furthermore, certain of these termination liabilities are potentially subject to reduction should the Company experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if the Company had terminated all of these agreements as of December 31, 2009, the maximum termination liability would have been $148.0 million. To mitigate this exposure, at times, the Company aligns its minimum spending commitments with customer revenue commitments for related services.

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in the accompanying consolidated balance sheets, such as letters of credit, indemnifications, and operating leases under which certain facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through December 2031, and may be renewed as circumstances warrant. As of December 31, 2009, the Company had $29.7 million in letters of credit outstanding under the Credit Agreement, which are pledged as collateral to primarily support certain facility leases and utility agreements. Also, in connection with its 2007 sale of the assets related to its content delivery network services, the Company agreed to indemnify the purchaser should it incur certain losses due to a breach of the Company’s representations and warranties. The Company has not incurred a liability relating to these indemnification provisions in the past, and management believes that the likelihood of any future payout relating to these provisions is remote. As such, the Company has not recorded a liability during any period related to these indemnification provisions.

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

The Company has employment, confidentiality, severance and non-competition agreements with key executive officers that contain provisions with regard to base salary, bonus, equity-based compensation, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control of the Company.

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents accumulated other comprehensive loss as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Foreign currency translation	$(15,938)	$(18,273)
Unrealized loss on derivatives(1)	(3,195)	(3,384)

Accumulated other comprehensive loss	$(19,133)	$(21,657)

(1) – Includes foreign currency cash flow hedges and interest rate swap.

NOTE 15—EQUITY-BASED COMPENSATION

As of December 31, 2009, the Company had two equity-based compensation plans – the Amended and Restated 2003 Incentive Compensation Plan and the 1999 Stock Option Plan, as amended, collectively referred to as the Plans. The Plans provide for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights and cash awards. Any of these awards may be granted as incentives to reward and encourage individual contributions to the Company. As of December 31, 2009, the Plans had 15.9 million shares authorized for grants of equity-based instruments, of which 6.7 million shares were associated with outstanding instruments. Stock options generally expire 10 years from the date of grant and have graded vesting over four years. Restricted stock awards granted to non-employee directors have graded vesting over three years and awards granted to certain employees have graded vesting over periods between one and two years. Restricted stock units granted to certain employees have performance features and graded vesting over periods up to four years. Restricted preferred units granted to certain executives have graded vesting over four years. The Company generally issues new shares of common stock upon exercise of equity-based compensation awards.

Equity-based compensation expense is recognized on a straight-line basis over the vesting period for equity-based awards. The Company recognized total non-cash equity-based compensation expense of $29.1 million, $23.0 million and $33.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The majority of these amounts were reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations, with the remainder included in cost of revenue. As of December 31, 2009, the Company had $33.1 million, net of estimated forfeitures, of unrecognized compensation cost related to unvested equity-based compensation that is expected to be ultimately recognized, which includes 0.7 million restricted stock units, 0.3 million shares of restricted common stock, 5.5 million stock options with a weighted-average exercise price of $12.45 per common share, and 0.2 million restricted preferred units with a weighted-average exercise price of $8.37 per common share. As the restricted preferred units have an exercise price, the Company accounts for them as stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.1 years.

The following table presents information associated with the Company’s non-cash equity-based compensation awards for the year ended December 31, 2009 (in thousands, except weighted-average figures):

	Year Ended December 31, 2009
	Restricted Stock Units	Restricted Stock	Options and Restricted Preferred Units	Weighted- Average Exercise Price	Weighted- Average Remaining Life	Total Intrinsic Value of Options and Restricted Preferred Units
Outstanding at beginning of year	300	47	5,814	$24.71
Granted(1)	671	602	4,822	11.90
Exercised	(259)	(251)	(52)	14.87
Forfeited	—	(34)	(301)	19.19
Cancelled(1)	—	(45)	(4,577)	27.24

Outstanding at end of year	712	319	5,706	12.28	8.49 years	$14,764

Exercisable at end of year			2,214	12.09	8.12 years	5,835

(1)	On June 29, 2009, approximately 4.0 million of stock options held by employees were cancelled and exchanged for approximately 3.0 million new stock options as part of the Company’s option exchange program.

Total intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable. Total intrinsic value of options and restricted preferred units (RPUs) at the time of exercise was $0.2 million, $3.1 million, and $42.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

During the year ended December 31, 2009, certain restricted stock units (RSUs) and restricted stock awards (RSAs) vested and were exchanged or exercised by employees for shares of common stock. Under the terms of the award agreements, the Company withheld 0.2 million shares of common stock upon vesting to satisfy minimum employee tax withholding requirements that arose in connection with such vesting. As a result, the Company cash funded the statutory minimum tax withholdings which resulted in a reduction of additional paid-in capital of $1.7 million for the year ended December 31, 2009.

During 2009, the Company granted 1.8 million stock options under the 2003 Plan, with total compensation expense of $12.5 million to be recognized over the vesting period, using the Black-Scholes option pricing model. Compensation expense associated with stock options was $18.4 million, $11.6 million, and $20.9 million in the years ended December 31, 2009, 2008 and 2007, respectively.

The following table presents the Company’s assumptions utilized in the Black-Scholes option pricing model in the determination of the grant date fair value of stock options and RPUs:

	Years Ended December 31,
	2009	2008	2007
Weighted-average fair value	$6.04	$8.96	$23.60
Expected volatility	76.3% - 80.3%	68.0% -77.5%	72.4% -79.7%
Risk-free interest rate	1.6% - 2.1%	1.7% - 2.9%	3.2% - 4.9%
Expected option life (in years)	3.3 - 4.0	3.1 - 4.0	2.9 - 3.1
Dividend yield	—	—	—

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

Due to increases in forfeiture activity in 2008, the Company revised the forfeiture rate used to calculate non-cash equity-based compensation expense. As a result, the Company recorded a cumulative adjustment of $12.2 million, of which $6.8 million related to 2006 and 2007, reducing non-cash equity-based compensation expense during the year ended December 31, 2008. An additional adjustment was made in the fourth quarter of 2009 resulting in a $2.2 million reduction of non-cash equity-based compensation expense during the year ended December 31, 2009.

In addition to granting stock options, RSAs, RSUs, and RPUs, the Company established an employee stock purchase plan (ESPP) in 2007 that allows employees to purchase Company stock at a specified discount. The Company recognized expense of $0.6 million, $0.4 million, and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Shares purchased under the ESPP were 0.1 million and 0.1 million for the years ended December 31, 2009 and 2008, respectively. No purchases were made during the year ended December 31, 2007.

NOTE 16—INCOME TAXES

The following table presents the components of net income (loss) before income taxes for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Domestic operations	$(14,251)	$(17,865)	$245,318
Foreign operations	(3,866)	(1,105)	(1,057)

Net income (loss) before income taxes	$(18,117)	$(18,970)	$244,261

For the year ended December 31, 2007, the Company reported taxable income before net operating loss (NOL) utilization and accordingly recorded a tax provision for related alternative minimum taxes of $1.4 million, which was comprised of $1.0 million for federal taxes and $0.4 million for state taxes. For the year ended December 31, 2008, the Company had taxable income without ability to utilize NOL carryforwards and, accordingly, recorded income tax expense of $3.0 million, of which $2.0 million related to alternative minimum taxes. This amount was comprised of $1.2 million for federal taxes and $0.8 million for state taxes. For the year ended December 31, 2009, the Company has taxable income without ability to utilize NOL carryforwards and, accordingly, has recorded income tax expense of $2.7 million, of which $2.4 million relates to alternative minimum taxes. This amount is comprised of $1.2 million for federal taxes and $1.2 million for state taxes.

All deferred tax assets, including NOL and minimum tax credit carryforwards, have been fully offset by a valuation allowance. Overall, the Company had a valuation allowance of $132.7 million and $115.2 million as of December 31, 2009 and 2008, respectively, against its net deferred tax assets due to the uncertainty of their ultimate realization.

The following table presents the components of deferred income tax assets and liabilities as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Deferred income tax assets:
Net operating loss carryforwards	$65,189	$76,915
Deferred revenue	6,342	5,531
Accrued payroll	2,222	3,563
Allowance for doubtful accounts	3,141	3,447
Non-cash equity-based compensation	22,791	14,152
Fixed assets including leases	28,765	20,064
Alternative minimum tax credit carryforward	4,681	3,525
Other	(417)	(11,957)

Total deferred tax assets	132,714	115,240
Valuation allowance	(132,714)	(115,240)

Net deferred tax assets	$—	$—

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

As of December 31, 2009, the Company had approximately $130.2 million in U.S. NOLs scheduled to expire between 2020 and 2027, of which $56.6 million is estimated to be subject to the Section 382 annual limitation relating to the ownership change that occurred in 2002 and $73.5 million is estimated to be subject to the Section 382 annual limitation relating to the ownership change that occurred in 2007. This carryforward excludes $53.7 million of additional NOLs due to recognition limitations prescribed by equity-based compensation guidance, which are available from an income tax return perspective.

As of December 31, 2009, the Company’s foreign subsidiaries have approximately $35.2 million in NOLs, primarily in the countries of Switzerland, the Netherlands, Singapore, Japan, and Hong Kong, each having unlimited carryforward periods.

For the years ended December 31, 2009, 2008 and 2007, income tax expense differed from the statutory federal income tax expense as follows:

	Years Ended December 31,
	2009	2008	2007
Federal tax (benefit) expense, at statutory rate	$(6,341)	$(6,639)	$85,492
State tax (benefit) expense, net of federal tax	(684)	(778)	9,101
Change in valuation allowance, primarily due to NOLs	6,564	5,872	(95,181)
Change in valuation allowance, alternative minimum taxes	2,784	2,108	1,386
Uncertain tax position adjustments	(56)	888	—
Permanent items	462	1,545	588

Income tax expense	$2,729	$2,996	$1,386

The following table provides a reconciliation of unrecognized tax benefits for the year ended December 31, 2009:

Unrecognized tax benefits at beginning of year	$1,639
Adjustments to unrecognized tax benefits:
Tax positions taken in prior periods	(56)
Tax positions taken in the current period	—

Unrecognized tax benefits at end of year	$1,583

The Company has not expensed, and does not maintain any accrual balances, for interest and penalties related to unrecognized tax benefits. For future periods in which the Company may incur unrecognized tax benefits or uncertainties, the Company would classify any associated interest and penalties as a component of its income tax provision.

The Company’s income tax returns for all tax years remain open to examination by federal and state taxing authorities due to the Company’s NOLs. In addition, the Company is also subject to examination by local tax authorities in certain foreign jurisdictions in which the Company has major operations.

NOTE 17—RETIREMENT SAVINGS PLAN

The Company has a 401(k) retirement savings plan for the benefit of qualified employees. All active employees at least 21 years of age are eligible to participate and may contribute a portion of their compensation to the plan. The Company matched 50% of employee contributions up to a maximum of 8% of total compensation in 2009, 2008 and 2007. Company contributions under the plan vest over three years. The Company recorded $5.0 million, $4.9 million, and $5.0 million in employer matching contribution expense during the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 18—INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources to an individual segment and in assessing performance of the segment. During the fourth quarter of 2009, the Company’s chief operating decision maker, which is defined as the chief executive officer, began to manage the Company’s business differently, separating management by product and using different information than was previously used. As a result, the Company now has two reportable segments based on products: hosting and network. Hosting products consist of colocation and managed hosting services and provide the core facilities, computing, data storage and network infrastructure on which to run business applications. Network products are comprised of managed network services, hosting area network, application transport and bandwidth services.

Management of the Company evaluates the performance of the two segments primarily based on revenue and adjusted EBITDA. Adjusted EBITDA is defined as income from operations before depreciation, amortization and accretion, gain on sale of data center and CDN assets, and non-cash equity-based compensation. The Company uses adjusted EBITDA as a performance measure because they believe that such information is a relevant measure of a company’s operating performance and liquidity in their industry. The calculation of adjusted EBITDA is not specified by U.S. generally accepted accounting principles. The Company’s calculation of adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The follow table presents operating segment results for the years indicated:

	For the year ended December 31
	2009	2008	2007
Revenue
Hosting	$607,296	$564,509	$474,618
Network	267,118	292,532	309,856
Other revenue(1)	—	—	9,359

Total revenue	$874,414	$857,041	$793,833

Adjusted EBITDA
Hosting	$239,290	$204,831	$163,427
Network	67,610	66,297	94,057
Corporate – other(2)	(86,877)	(86,503)	(96,704)

Total adjusted EBITDA	$220,023	$184,625	$160,780

Capital Expenditures(3)
Hosting	$96,606
Network	21,372
Other capital expenditures(4)	14,958

Total capital expenditures	$132,936

(1)	Other revenue includes revenue from other services for the year ended December 31, 2007. Revenue from other services was eliminated in June 2007, primarily due to customers transitioning to the acquirer of the Company’s content delivery network assets.
(2)	Corporate – other adjusted EBITDA includes all general and administrative costs not directly associated with hosting services or network services. Costs not directly associated with hosting services or network services include, but are not limited to, those costs related to the finance, accounting, legal, human resources, and internal IT departments.
(3)	In 2009, the Company began evaluating its business based on a segmented product view and using different information than was previously utilized. Additionally, the Company implemented a new enterprise resource planning system in 2009, which allows the Company to track capital expenditures by segment. Due to these factors, the Company does not have the necessary information to disclose cash capital expenditures by segment for the years ended December 31, 2008 and 2007.
(4)	Other cash capital expenditures includes general office equipment, capitalized costs and equipment related to administrative space, systems upgrades, and any other capital expenditures not directly associated with the Company’s hosting or network segments.

As the Company’s segments are based on products, with the exception of non-cash equity-based compensation and depreciation, the components of cost of revenue can be directly tied to the appropriate segment. Total selling, general and administrative costs can be broken down into sales and marketing and general and administrative. A portion of sales and marketing expenses are directly related to a specific product, such as the direct sales forces, and the remainder of the costs are allocated to segments based on a percentage of customer installations or bookings, as applicable, during the period and, as a result, may fluctuate. The majority of general and administrative costs are allocated to the corporate – other segment, as the costs primarily relate to corporate groups such as finance, legal, human resources, and internal IT. Less than 10% of the general and administrative costs can be attributed directly to a segment, and these consist of costs for the Company’s WAM!NET engineering and cloud teams. The Company does not allocate the components of other income and expense or tax expense to segments.

Total assets, depreciation, amortization and accretion, non-cash equity-based compensation, interest income and expense, and income tax expense by segment have not been disclosed as the information is not available to the

Company’s chief operating decision maker. Additionally, the gains on the sales of data center and CDN assets are excluded from adjusted EBITDA for the year ended December 31, 2007, and therefore have not been disclosed by segment.

The following table presents a reconciliation of adjusted EBITDA to income from operations and a reconciliation of adjusted EBITDA to income (loss) before income taxes:

	Years Ended December 31,
	2009	2008	2007
Adjusted EBITDA reconciliation
Income from operations	$40,067	$26,533	$338,000
Depreciation, amortization and accretion	150,854	135,123	94,805
Gain on sales of data center and CDN assets	—	—	(305,707)
Non-cash equity-based compensation	29,102	22,969	33,682

Adjusted EBITDA	$220,023	$184,625	$160,780

Reconciliation of adjusted EBITDA to income (loss) before income taxes
Adjusted EBITDA	$220,023	$184,625	$160,780
Depreciation, amortization and accretion	(150,854)	(135,123)	(94,805)
Gain on sales of data center and CDN assets	—	—	305,707
Non-cash equity-based compensation	(29,102)	(22,969)	(33,682)
Loss on debt extinguishment	—	—	(45,127)
Interest income	226	3,364	13,588
Interest expense	(57,976)	(50,450)	(61,885)
Other income (expense)	(434)	1,583	(315)

Income (loss) before income taxes	$(18,117)	$(18,970)	$244,261

The table below presents selected financial information for the Company’s three geographic regions: Americas, EMEA (Europe, Middle East, and Africa) and Asia, as of and for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Revenue
Americas	$724,269	$721,742	$680,967
EMEA	110,084	101,303	86,821
Asia	40,061	33,996	26,045

Total revenue	$874,414	$857,041	$793,833

	December 31,
	2009	2008
Property and equipment, net
Americas	$678,163	$640,037
EMEA	82,329	74,162
Asia	23,360	22,447

Property and equipment, net	$783,852	$736,646

For the years ended December 31, 2009, 2008 and 2007, revenue earned in the Americas represented approximately 83%, 84%, and 86% of total revenue, respectively. Substantially all of the Company’s other non-current assets reside in the Americas geographic region.

NOTE 19—QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2009 (by quarter)
	First	Second	Third	Fourth
Revenue	$221,523	$219,861	$213,211	$219,819
Cost of revenue(1)	120,521	121,441	117,945	120,428
Income (loss) from operations(2)	15,598	9,537	4,514	10,418
Net income (loss)	617	(6,174)	(9,930)	(5,359)
Basic income (loss) per common share(3)	0.01	(0.12)	(0.18)	(0.10)
Diluted income (loss) per common share(3)	0.01	(0.12)	(0.18)	(0.10)

	Year Ended December 31, 2008 (by quarter)
	First	Second	Third	Fourth
Revenue	$203,283	$212,941	$218,363	$222,454
Cost of revenue(1)	115,533	119,807	124,042	123,672
Income from operations(2)	(420)	867	11,069	15,017
Net income (loss)	(7,323)	(10,552)	(3,797)	(294)
Basic income (loss) per common share(3)	(0.14)	(0.20)	(0.07)	(0.01)
Diluted income (loss) per common share(3)	(0.14)	(0.20)	(0.07)	(0.01)

(1)	Excludes depreciation, amortization, and accretion, which are reported separately, and includes non-cash equity-based compensation expense of $1.5 million, $1.5 million, $1.5 million, $1.0 million, $1.5 million, $1.6 million, $0.2 million, and $0.1 million for the first, second, third and fourth quarters of 2009 and 2008, respectively.
(2)	Includes non-cash equity-based compensation expense of $6.9 million, $7.8 million, $8.5 million, $6.0 million, $8.9 million, $9.6 million, $2.4 million, and $2.0 million for the first, second, third and fourth quarters of 2009 and 2008, respectively.
(3)	Quarterly and annual computations are prepared independently. Therefore, the sum of per share amounts for the quarters may not agree exactly with per share amounts for the year.