Form 10-Q
period 2010-03-31
SAVVIS, Inc.
filed 2010-05-06
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Common stock, $0.01 Par Value – 54,894,203 shares as of April 30, 2010

The Exhibit Index begins on page 32.

SAVVIS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2010	December 31, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$145,928	$160,815
Trade accounts receivable, net of allowance of $7,084 and $8,133	51,823	45,754
Prepaid expenses and other current assets	27,686	21,217

Total Current Assets	225,437	227,786

Property and equipment, net	792,376	783,852
Other non-current assets	12,893	13,120

Total Assets	$1,030,706	$1,024,758

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Payables and other trade accruals	$59,742	$52,710
Current portion of long-term debt and lease obligations	18,385	17,479
Other current accrued liabilities	68,965	68,314

Total Current Liabilities	147,092	138,503

Long-term debt, net of current portion	374,551	376,089
Capital and financing method lease obligations, net of current portion	221,211	223,897
Other non-current accrued liabilities	79,407	76,452

Total Liabilities	822,261	814,941

Stockholders’ Equity:
Common stock; $0.01 par value, 1,500,000 shares authorized; 54,858 and 54,337 shares issued and outstanding	552	545
Additional paid-in capital	875,112	862,834
Accumulated deficit	(645,778)	(634,429)
Accumulated other comprehensive loss	(21,441)	(19,133)

Total Stockholders’ Equity	208,445	209,817

Total Liabilities and Stockholders’ Equity	$1,030,706	$1,024,758

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenue	$216,587	$221,523
Operating Expenses:
Cost of revenue (including non-cash equity-based compensation of $1,630 and $1,483) (1)	119,368	120,521
Sales, general, and administrative expenses (including non-cash equity-based compensation of $6,823 and $5,408) (1)	51,719	49,069
Depreciation, amortization, and accretion	40,737	36,335

Total Operating Expenses	211,824	205,925

Income from Operations	4,763	15,598
Other (income) and expense	15,757	14,426

Income (Loss) before Income Taxes	(10,994)	1,172
Income tax expense	355	555

Net Income (Loss)	$(11,349)	$617

Net Income (Loss) per Common Share
Basic	$(0.21)	$0.01

Diluted	$(0.21)	$0.01

Weighted-Average Common Shares Outstanding (2)
Basic	54,494	53,609

Diluted	54,494	53,774

(1)	Excludes depreciation, amortization, and accretion, which is reported separately.
(2)	For the three months ended March 31, 2010, the effects of including the incremental shares associated with the Convertible Notes, options, unvested restricted stock units, and unvested restricted stock awards are anti-dilutive and, as such, are not included in the diluted weighted-average common shares outstanding. For the three months ended March 31, 2009, the effects of including the incremental shares associated with unvested restricted stock awards and the Convertible Notes are anti-dilutive, and as such, are not included in the diluted weighted-average common shares outstanding.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$(11,349)	$617
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	40,737	36,335
Non-cash equity-based compensation	8,453	6,891
Accrued interest	3,286	3,557
Amortization of debt discount	3,767	3,471
Other, net	332	53
Net changes in operating assets and liabilities:
Trade accounts receivable, net	(6,581)	2,203
Prepaid expenses and other current and non-current assets	(6,572)	991
Payables and other trade accruals	7,455	27
Other accrued liabilities	(556)	(8,495)

Net cash provided by operating activities	38,972	45,650

Cash Flows from Investing Activities:
Payments for capital expenditures	(50,691)	(18,252)

Net cash used in investing activities	(50,691)	(18,252)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	2,066
Proceeds from stock option exercises	6,648	4
Payments for employee taxes on equity-based instruments	(2,812)	(444)
Principal payments on long-term debt	(1,650)	(1,650)
Principal payments under capital lease obligations	(2,538)	(1,950)
Other, net	(612)	—

Net cash used in financing activities	(964)	(1,974)

Effect of exchange rate changes on cash and cash equivalents	(2,204)	(846)

Net increase (decrease) in cash and cash equivalents	(14,887)	24,578
Cash and cash equivalents, beginning of period	160,815	121,284

Cash and cash equivalents, end of period	$145,928	$145,862

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,832	$7,488

Cash paid for income taxes	$380	$1,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2009	54,337	$545	$862,834	$(634,429)	$(19,133)	$209,817

Issuance of common stock	639	7	6,884	—	—	6,891

Issuance of restricted stock	(118)	—	—	—	—	—

Payments for employee taxes on equity-based instruments	—	—	(2,812)	—	—	(2,812)

Recognition of equity-based compensation costs	—	—	8,206	—	—	8,206

Comprehensive loss

Net loss	—	—	—	(11,349)	—	(11,349)

Foreign currency translation adjustment	—	—	—	—	(2,116)	(2,116)

Change in derivatives	—	—	—	—	(192)	(192)

Net comprehensive loss	—	—	—	(11,349)	(2,308)	(13,657)

Balance at March 31, 2010	54,858	$552	$875,112	$(645,778)	$(21,441)	$208,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data and where indicated)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

SAVVIS, Inc. (the Company) provides information technology services including cloud services, managed hosting, managed security, colocation, professional services and network services through its global infrastructure to businesses and government agencies around the world.

These unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles, under the rules and regulations of the U.S. Securities and Exchange Commission (the SEC), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2009. Such audited consolidated financial statements are included in the Company’s Annual Report on Form 10-K (the Annual Report) filed with the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Annual Report.

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Material subsequent events have been evaluated and disclosed through the report issuance date and the Company determined that there were no material subsequent events that would impact the Company’s consolidated financial statements for the period ended March 31, 2010.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

On January 1, 2010, the Company adopted new accounting guidance regarding disclosures about fair value measurements. The guidance amends existing disclosure criteria, requiring entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The guidance also amends existing literature to clarify that an entity must provide fair value measurement disclosures for each major class of assets and liabilities. As this new guidance is disclosure only, adoption did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 3—FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has estimated the fair value of its financial instruments as of March 31, 2010 and December 31, 2009 using available market information or other appropriate valuation methods. Assets and liabilities are categorized as Level 1, Level 2, or Level 3, dependant on the reliability of the inputs used in the valuation. Level 1 is considered more reliable than Level 3, as Level 3 depends on management’s assumptions. The definitions of the levels are as follows:

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

The carrying amounts of cash and cash equivalents, trade accounts receivable, other current assets, payables and other trade accruals, and other current liabilities approximate fair value because of the short-term nature of such instruments. As of March 31, 2010 and December 31, 2009, substantially all of the Company’s $145.9 million and $160.8 million, respectively, of cash and cash equivalents were held in money market accounts, which are valued using Level 1 inputs. The fair value of the Convertible Notes is estimated based on Level 1 inputs of the current trading value, as provided by a third party. The Company is exposed to interest rate volatility with respect to the variable interest rates of its Credit Agreement and Lombard Loan Agreement (see Note 6). The Credit Agreement bears interest at current market rates, plus applicable margin; there were no balances outstanding on this facility as of March 31, 2010 or December 31, 2009. The fair values of the Credit Agreement, Lombard Loan Agreement and the Cisco loan agreement, which are not traded on the market, are estimated by considering the Company’s credit rating, current rates available to the Company for debt of the same remaining maturities, and the terms of the debt. The fair value of the interest rate swap associated with the Lombard Loan Agreement and the Company’s foreign currency hedges are valued using Level 2 market value inputs as provided by a third party, adjusted for the Company’s credit risk.

The following table presents the carrying values and estimated fair values of the Company’s long-term debt, and derivative instruments, as of the dates indicated:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible notes	$309,688	$318,952	$305,921	$310,069
Lombard loan agreement	52,318	55,498	55,973	60,881
Cisco loan agreement	19,145	19,040	20,795	20,667
Credit agreement	—	—	—	—
Interest rate swap	3,252	3,252	3,177	3,177
Foreign currency hedges	241	241	116	116

NOTE 4—NET INCOME (LOSS) PER COMMON SHARE

The Company computes basic net income (loss) per common share by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, excluding unvested restricted stock awards subject to cancellation. Diluted net income (loss) per common share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares represent the incremental common shares issuable for stock option and restricted preferred unit exercises, unvested restricted stock units and restricted stock awards that are subject to repurchase or cancellation, and conversion of debt securities. The Company calculates the dilutive effect of outstanding stock options, restricted preferred units, restricted stock units, and restricted stock awards on net income (loss) per share by application of the treasury stock method. The dilutive effect from convertible securities is calculated by application of the if-converted method. The Company had no dilutive securities for the three months ended March 31, 2010.

The following tables set forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$(11,349)	$617

Weighted-average shares outstanding – basic	54,494	53,609
Effect of dilutive securities (1):
Stock options (2)	—	4
Restricted preferred units (2)(3)	—	—
Restricted stock units and restricted stock awards (2)	—	161

Weighted-average shares outstanding – diluted	54,494	53,774

Net income (loss) per common share:
Basic	$(0.21)	$0.01

Diluted	$(0.21)	$0.01

(1)	For the three months ended March 31, 2010, the effects of including the 4.9 million incremental shares associated with the Convertible Notes and the assumed conversion of 6.7 million of equity instruments into common stock were anti-dilutive and, therefore, excluded from the calculation of diluted net (loss) per common share. For the three months ended March 31, 2009, the effects of including 4.9 million incremental shares associated with the Convertible Notes and 0.4 million shares associated with unvested restricted stock awards were anti-dilutive and, therefore, excluded from the calculation of diluted net income per common share.
(2)	As of March 31, 2010, the Company had outstanding 4.9 million stock options and 1.8 million shares of restricted stock units and restricted stock awards. As of March 31, 2009, the Company had outstanding 5.6 million stock options, 0.2 million restricted preferred units, and 0.6 million shares of restricted stock units and restricted stock awards.
(3)	As of March 31, 2010, there were no outstanding restricted preferred units.

NOTE 5—PROPERTY AND EQUIPMENT

The following table presents property and equipment, by major category, as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Facilities and leasehold improvements	$731,420	$719,597
Communications and data center equipment	568,424	543,908
Software	112,063	103,498
Office equipment	27,502	27,572

	1,439,409	1,394,575
Less accumulated depreciation and amortization	(647,033)	(610,723)

Property and equipment, net	$792,376	$783,852

Depreciation and amortization expense for property and equipment was $39.7 million and $35.4 million for the three months ended March 31, 2010 and 2009, respectively.

NOTE 6—LONG-TERM DEBT

The following table presents the carrying value of long-term debt as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Convertible notes	$309,688	$305,921
Lombard loan agreement	52,318	55,973
Cisco loan facility, net of current portion of $6,600 and $6,600, respectively	12,545	14,195
Credit agreement	—	—

Long-term debt	$374,551	$376,089

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

The initial conversion rate is 14.2086 shares of common stock per $1,000 principal amount of Notes, subject to adjustment. This represents an initial conversion price of approximately $70.38 per share of common stock. Holders of the Notes may convert their Notes prior to maturity upon the occurrence of specified circumstances. Upon conversion, due to the conversion formulas associated with the Notes, if the Company’s stock is trading at levels exceeding the conversion price per share of common stock, and if the Company elects to settle the obligation in cash, additional consideration beyond the $345.0 million of gross proceeds received would be required.

The Notes contain settlement features that require the Company to account for the liability and equity components of the Notes separately. The Company has calculated the fair value of the liability component using an interest rate of 8.36% per annum.

The following table summarizes the carrying amounts of the equity and liability components of the Notes, along with the unamortized discount and net carrying amount of the liability component.

	March 31, 2010	December 31, 2009
Equity component	$72,609	$72,609
Liability component:
Principal amount	$345,000	$345,000
Unamortized discount	(35,312)	(39,079)

Net carrying amount	$309,688	$305,921

The following table summarizes the amount of interest cost recognized for the periods relating to both the contractual interest and the accretion of the discount of the liability component of the Notes:

	Three Months Ended March 31,
	2010	2009
Interest at 3% stated coupon rate	$2,588	$2,588
Discount amortization	3,767	3,470

Total interest expense	$6,355	$6,058

The debt issuance costs related to the Notes, net of accumulated amortization, were $3.0 million as of March 31, 2010.

Credit Facilities

Credit Agreement. The Company maintains a $50.0 million revolving credit facility (the Credit Agreement), which includes a $40.0 million letter of credit provision. The Credit Agreement will mature in December 2011. Borrowings under the Credit Agreement may be used to fund working capital, for capital expenditures and other general corporate purposes. The Credit Agreement contains affirmative, negative, and financial covenants which are measured on a quarterly basis and include limitations on capital expenditures and require maintenance of certain financial measures at defined levels. The Company’s obligations under the Credit Agreement and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of the Company’s assets, interest in assets and proceeds thereof, excluding those assets pledged under our loan with Lombard North Central, Plc. Under the terms of the Credit Agreement, the Company may elect to pay interest on a base rate or LIBOR rate, plus an applicable margin. Unused commitments on the Credit Agreement are subject to an annual commitment fee of 0.50% to 0.75% and a fee is applied to outstanding letters of credit of 3.825% to 4.825%. As of March 31, 2010, the interest rate, including margin, would have been 7.00%, however, there were no outstanding borrowings under the Credit Agreement. There were approximately $28.4 million outstanding letters of credit as of March 31, 2010.

Loan Agreement and Lease Facility. The Company maintains a loan and security agreement (the Loan Agreement) and a master lease agreement (the Lease Agreement) with Cisco Systems Capital Corporation. The Loan Agreement provides for borrowings of up to $33.0 million, at an annual interest rate of 6.50%, to purchase network equipment, which are secured by a first-priority security interest in the equipment. The Lease Agreement provides a lease facility (the Lease Facility) to purchase equipment with borrowings at the discretion of Cisco Systems Capital Corporation. The effective interest rate on current outstanding borrowings ranges from 5.52% to 7.75%. As of March 31, 2010, the Company had $19.1 million in outstanding borrowings under the Loan Agreement and $13.2 million under the Lease Facility.

Lombard Loan Agreement. The Company, through its subsidiary SAVVIS UK Limited (SAVVIS UK), maintains a loan agreement (the Lombard Loan Agreement) with Lombard North Central, Plc. The Lombard Loan Agreement has a five-year term and requires monthly interest installments for the full term and quarterly principal installments beginning in 2011 through 2013. The Company has guaranteed the obligations of SAVVIS UK under the Lombard Loan Agreement and the obligations are secured by a first priority security interest in substantially all of SAVVIS UK’s current data center assets and certain future assets located in the new data center. The Company currently maintains a letter of credit, issued in 2008, of $17.6 million. The letter of credit may be increased or decreased by specified amounts at specified times, and may be terminated if certain financial measures are met. As of March 31, 2010, outstanding borrowings under the fully drawn Lombard Loan Agreement totaled £35.0 million, or approximately $52.3 million. The variable interest rate as of March 31, 2010 was 3.32%. This variable interest expense has been effectively fixed at 7.86%, subject to the terms of an interest rate swap agreement, as described in Note 7.

Debt Covenants

The provisions of the Company’s debt agreements contain covenants including, but not limited to, maintaining specified financial conditions, restricting or limiting the Company’s ability to incur more debt, issue guarantees, pay dividends, and repurchase stock (subject to financial measures and other conditions). The Company was in compliance with all such covenants as of and during the three months ended March 31, 2010, and anticipates compliance with all covenants for at least the next twelve months. However, the ability to comply with these provisions may be affected by events beyond the Company’s control. The breach of any of these covenants could result in a default under the Company’s debt agreements and could trigger cross defaults and acceleration of repayment.

Future Principal Payments

As of March 31, 2010, aggregate future principal payments of long-term debt were $5.0 million for the remainder of the year ended December 31, 2010, and $15.0 million, $369.3 million, and $27.2 million for the years ended December 31, 2011, 2012, and 2013, respectively. Depending on settlement options at the Company’s election, the Notes, which mature in May 2012, may be settled in cash, shares, or a combination thereof. The weighted-average cash interest rate applicable to outstanding borrowings was 3.2% as of both March 31, 2010 and December 31, 2009.

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

Foreign Currency Hedges

The Company engages in foreign currency hedging transactions to mitigate its foreign currency exchange risk. The Company had recorded a foreign currency hedge liability of $0.2 million as of March 31, 2010 and $0.1 million as of December 31, 2009.

Interest Rate Swap

In January 2009, the Company dedesignated its existing interest rate swap and redesignated a new interest rate swap by entering into an amended swap agreement (the Swap Agreement) with National Westminster Bank, Plc (NatWest). At the time of dedesignation, the fair value of the existing interest rate swap was £2.5 million, which represents the financing element of the Swap Agreement, and will be amortized to earnings as the originally hedged cash flows affect earnings. The Swap Agreement hedges the monthly interest payments incurred and paid under the Lombard Loan Agreement during the three year period beginning January 1, 2009 and ending December 31, 2011. Under the terms of the Swap Agreement, the Company owes monthly interest to NatWest at a fixed LIBOR rate of 5.06%, and receives from NatWest payments based on the same variable notional amount at the one month LIBOR interest rate set at the beginning of each month. The Swap Agreement effectively fixes the interest payments paid under the Lombard Loan Agreement at 7.86%. As of March 31, 2010, the notional amount of the Swap Agreement was £35.0 million. During the three months ended March 31, 2010, the Company recognized a $0.3 million gain on hedge ineffectiveness in the consolidated statement of operations, which was offset by $0.3 million in amortization of the financing element of the Swap Agreement. As of March 31, 2010, the market value of the interest rate swap was a non-current liability of £2.3 million, or approximately $3.5 million. By using derivative instruments to hedge exposure to changes in interest rates, the Company exposes itself to credit risk or the failure of one party to perform under the terms of the derivative contract. As of March 31, 2010, the Company had recorded a counterparty credit default risk adjustment of $0.2 million, decreasing the fair value of the interest rate swap liability to $3.3 million.

The following table presents the settlement terms of the Swap Agreement:

	March 31, 2010	December 31, 2010	December 31, 2011
Swap Agreement
Notional amount	£35,000	£35,000	£29,375
Fixed rate	5.06%	5.06%	5.06%

Balance Sheet Presentation

The Company’s foreign currency hedges are presented within current accrued liabilities. The interest rate swap is presented on a net basis in other non-current accrued liabilities.

The following table summarizes the fair value of the derivatives on a net basis:

	March 31, 2010	December 31, 2009
Liabilities:
Interest rate swap, net	$3,252	$3,177
Foreign currency hedges	241	116

	$3,493	$3,293

Income Statement Presentation

Realized gains and losses represent amounts related to the settlement of derivative instruments, which are reported on the consolidated statement of operations in other (income) and expense. All of the Company’s derivative instruments are cash flow hedges; as such, unrealized gains and losses, which represent the change in fair value of the derivative instruments, are recorded as a component of other comprehensive income (loss).

The following table presents the Company’s realized gains and losses on derivative instruments:

	Three Months Ended
	March 31, 2010	March 31, 2009
Realized gains (losses)
Interest rate swap	$(604)	$(454)
Foreign currency hedges	(243)	—

	$(847)	$(454)

NOTE 8—CAPITAL AND FINANCING METHOD LEASE OBLIGATIONS

The following table presents future minimum payments due under capital and financing method leases as of March 31, 2010:

Remainder of 2010	$29,807
2011	40,491
2012	40,255
2013	36,377
2014	36,419
Thereafter	210,870

Total capital and financing method lease obligations	394,219
Less amount representing interest	(211,823)
Less current portion	(11,785)

Capital and financing method lease obligations, net	$170,611

Financing method lease obligation payments represent interest payments over the term of the lease; as such, the table above excludes a $50.6 million deferred gain that will be realized upon termination of the lease in accordance with accounting rules for financing method leases.

NOTE 9—OPERATING LEASES

The following table presents future minimum payments under operating leases as of March 31, 2010:

Remainder of 2010	$54,286
2011	64,803
2012	62,125
2013	55,001
2014	37,588
Thereafter	222,561

Total future minimum lease payments	$496,364

Rental expense under operating leases was $19.6 million and $18.0 million for the three months ended March 31, 2010 and 2009, respectively.

NOTE 10—OTHER ACCRUED LIABILITIES

The following table presents the components of other current and non-current accrued liabilities as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Other current accrued liabilities:
Wages, employee benefits, and related taxes	$15,179	$18,470
Deferred revenue	20,650	20,829
Taxes payable	4,416	4,221
Other current liabilities	28,720	24,794

Total other current accrued liabilities	$68,965	$68,314

Other non-current accrued liabilities:
Asset retirement obligations	$30,319	$29,653
Deferred rent	17,710	16,622
Acquired contractual obligations in excess of fair value and other	13,448	13,823
Deferred revenue	10,791	8,728
Other non-current liabilities	7,139	7,626

Total other non-current accrued liabilities	$79,407	$76,452

Acquired contractual obligations in excess of fair value and other as of March 31, 2010 and December 31, 2009 represent amounts remaining from acquisitions related to fair market value adjustments of acquired facility leases and idle capacity on acquired long-term maintenance contracts that the Company did not intend to utilize.

NOTE 11—COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s customer contracts generally span multiple periods, which results in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $35.1 million, $17.2 million, $13.7 million, $9.6 million, $8.3 million, and $51.9 million during the years ended December 31, 2010, 2011, 2012, 2013, 2014, and thereafter, respectively. Should the Company not meet the minimum spending levels in any given term, decreasing termination liabilities representing a percentage of the remaining contractual amounts may become immediately due and payable. Furthermore, certain of these termination liabilities are potentially subject to reduction should the Company experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if the Company had terminated all of these agreements as of March 31, 2010, the maximum termination liability would have been $135.8 million. To mitigate this exposure, at times, the Company aligns its minimum spending commitments with customer revenue commitments for related services.

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in the accompanying consolidated balance sheets, such as letters of credit, indemnifications, and operating leases under which certain facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through January 2031, and may be renewed as circumstances warrant. As of March 31, 2010, the Company had $28.4 million in letters of credit outstanding under the Credit Agreement, which are pledged as collateral to primarily support certain facility leases and utility agreements. Also, in connection with its 2007 sale of the assets related to its content delivery network services, the Company agreed to indemnify the purchaser should it incur certain losses due to a breach of the Company’s representations and warranties. The Company has not incurred a liability relating to these indemnification provisions in the past, and management believes that the likelihood of any future payout relating to these provisions is remote. As such, the Company has not recorded a liability during any period related to these indemnification provisions.

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

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents accumulated other comprehensive loss as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Foreign currency translation	$(18,054)	$(15,938)
Unrealized loss on derivatives (1)	(3,387)	(3,195)

Accumulated other comprehensive loss	$(21,441)	$(19,133)

(1)	Includes foreign currency cash flow hedges and interest rate swap.

NOTE 13—EQUITY-BASED COMPENSATION

The following table presents information associated with the Company’s equity-based compensation awards for the three months ended March 31, 2010:

	Restricted Stock Units	Restricted Stock	Options and Restricted Preferred Units
Outstanding at beginning of period	712	319	5,706
Granted	1,202	—	602
Delivered/Exercised	(32)	(289)	(616)
Forfeited	(9)	(13)	(685)
Cancelled	(60)	(7)	(83)

Outstanding at end of period	1,813	10	4,924

As of March 31, 2010, the Company had $36.8 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 3.2 years.

NOTE 14—INCOME TAXES

For the three months ended March 31, 2010, the Company recorded income tax expense of $0.4 million on a loss before income taxes of $11.0 million. Comparatively, for the year ended December 31, 2009, the Company recorded income tax expense of $2.7 million on a loss before income taxes of $18.1 million. Management currently anticipates a pretax loss in 2010; however income tax expense is expected primarily due to certain jurisdictional alternative minimum taxes on income.

As of December 31, 2009, the Company had approximately $130.2 million in U.S. net operating loss (NOL) carryforwards. These carryforwards exclude $53.7 million of additional NOLs due to limitations related to equity-based compensation, which are available from an income tax return perspective.

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

Management of the Company evaluates the performance of the two segments primarily based on revenue and adjusted EBITDA. Adjusted EBITDA is defined as income from operations before depreciation, amortization and accretion, and non-cash equity-based compensation. The Company uses adjusted EBITDA as a performance measure because they believe that such information is a relevant measure of a company’s operating performance and liquidity in their industry. The calculation of adjusted EBITDA is not specified by U.S. generally accepted accounting principles. The Company’s calculation of adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents operating segment results for the years indicated:

	Three Months Ended March 31,
	2010	2009
Revenue
Hosting	$152,751	$152,318
Network	63,836	69,205

Total revenue	$216,587	$221,523

Adjusted EBITDA
Hosting	$58,960	$64,161
Network	16,265	16,252
Corporate – other (1)	(21,272)	(21,589)

Total adjusted EBITDA	$53,953	$58,824

(1)

Corporate - other adjusted EBITDA includes all general and administrative costs not directly associated with hosting services or network services. Costs not directly associated with hosting services or network services include, but are not limited to, costs related to the finance, accounting, legal, human resources, and internal information technology (IT) departments.

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

The following table presents a reconciliation of adjusted EBITDA to income from operations and a reconciliation of adjusted EBITDA to income (loss) before income taxes:

	Three Months Ended March 31,
	2010	2009
Adjusted EBITDA reconciliation
Income from operations	$4,763	$15,598
Depreciation, amortization and accretion	40,737	36,335
Non-cash equity-based compensation	8,453	6,891

Adjusted EBITDA	$53,953	$58,824

Reconciliation of adjusted EBITDA to income (loss) before income taxes
Adjusted EBITDA	$53,953	$58,824
Depreciation, amortization and accretion	(40,737)	(36,335)
Non-cash equity-based compensation	(8,453)	(6,891)
Interest income	30	114
Interest expense	(15,475)	(14,516)
Other income (expense)	(312)	(24)

Income (loss) before income taxes	$(10,994)	$1,172

The table below presents selected financial information for the Company’s three geographic regions: Americas, EMEA (Europe, Middle East, and Africa) and Asia, for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Revenue
Americas	$176,240	$185,475
EMEA	29,219	26,743
Asia	11,128	9,305

Total revenue	$216,587	$221,523

	March 31, 2010	December 31, 2009
Property and equipment, net
Americas	$683,031	$678,163
EMEA	85,813	82,329
Asia	23,532	23,360

Property and equipment, net	$792,376	$783,852

For the three months ended March 31, 2010 and 2009, revenue earned in the Americas represented approximately 81% and 84% of total revenue, respectively. Substantially all of the Company’s other non-current assets reside in the Americas geographic region.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying unaudited condensed consolidated financial statements and notes thereto to assist readers in understanding our results of operations, financial condition, and cash flows. You should read the following discussion in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2009, and our MD&A as of and for the year ended December 31, 2009, included in our Annual Report on Form 10-K for such period as filed with the SEC. The following discussion contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, including those set forth in Part I, Item 1A of our Annual Report on Form 10-K and in subsequent SEC filings. Our actual results may differ materially from the results discussed in the forward-looking statements.

EXECUTIVE SUMMARY

Overview

We provide information technology, or IT, services including cloud services, managed hosting, managed security, colocation, professional services, and network services through our global infrastructure to businesses and government agencies around the world. Our services are designed to offer a flexible and comprehensive IT solution that meets the specific IT infrastructure and business needs of our customers. Our suite of products can be purchased individually, in various combinations, or as part of a total or partial outsourcing arrangement. Our colocation solutions meet the specific needs of customers who require control of their physical assets, while our managed hosting solution offerings provide customers with access to our services and infrastructure without the upfront capital costs associated with equipment acquisition. By partnering with us, our customers may drive down the costs of acquiring and managing IT infrastructure and achieve increased operational efficiency by taking advantage of our global monitoring, application performance support and other operational support systems and tools, which allow our clients to focus their resources on their core business while we focus on the delivery and performance of their IT infrastructure services.

Our Services

We present our revenue in two categories of services: (1) hosting services and (2) network services.

Hosting Services provide the core facilities, computing, including cloud services, data storage, security and network infrastructure on which to run business applications. We manage 28 data centers located in the United States, Europe, and Asia with approximately 1.48 million square feet of gross raised floor space. Our hosting services are comprised of colocation and managed hosting and allow our customers to choose which parts of their IT infrastructure they own and operate versus those that we own and operate for them. Customers can scale their use of our services as their own requirements change and as customers learn the benefits of outsourcing IT infrastructure management.

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

For further information on our business and services, please refer to Part I, Item 1 of our Annual Report on Form 10-K.

Business Trends and Outlook

While the economy is showing signs of stabilizing, predictability in timing of sales cycles for new business has continued to be challenged by lengthy decision making cycles caused, in part, by strained IT budgets. Despite these challenges, we believe we have considerable opportunity and believe that companies will increasingly consider adopting outsourced IT solutions as they attempt to reduce their infrastructure spending and meet the increasing demands from their user communities. Our services model enables our enterprise customers to choose from a number of different strategies designed to reduce their IT costs. Our focus is to provide mission-critical, non-discretionary IT infrastructure outsourcing and we believe that our target customer base considers us specialists in the areas of server management, storage, virtualization, security and network infrastructure. With the completion in 2008 of a significant phase of our global data center expansion, and additional expansion in key markets in 2010, we believe we have the right footprint, operational plan, and functionality in place to provide our customers with the products and services they need at the locations where they need it. However, we continue to work with our existing customers to understand their business needs and related geographic and product extension opportunities; the pursuit of which, we believe, will foster stronger, mutually beneficial relationships with our customers. Additionally, we are evaluating and entering into strategic alliances, such as our agreement with Thomson Reuters, which provides managed hosting and network solutions to Thomson Reuters customers through our data centers.

The center point of our strategy is to grow our hosting business through our managed hosting service offerings. We believe that we can show customers that we can decrease their costs by moving towards our managed hosting solutions for their IT needs. While colocation and network services play an important and foundational role, we remain intensely focused on growing our managed hosting business, specifically in our new offerings such as cloud services. We successfully launched the first of our cloud service offerings during 2009 and accelerated the acceptance program on our advanced virtual private data center for cloud services in the first quarter of 2010. The colocation market has grown, pricing has stabilized and we remain committed to delivering growth in that business as well. However, in the fourth quarter of 2009, we experienced revenue decreases from non-core, below-market margin customers, including certain of those in the internet content business, and certain of our network products, which we expect to remain under pressure throughout 2010. We have increased our focus on our network services, with the goal of stabilizing that segment of our business while continuing to provide an integrated managed hosting and managed network solution, particularly in hosted applications requiring higher network performance characteristics. Approximately two-thirds of our revenue comes from customers that purchase all three of our services: managed hosting, colocation and network. Accordingly, we believe the intersection of these three services allows us to produce a much higher return on invested capital than managed hosting, colocation or network alone, particularly by leveraging technologies for shared platform resources.

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

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Executive Summary of Results of Operations

Revenue decreased $4.9 million, or 2%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily as a result of an 8% decline in network services revenue and minimal growth in total hosting revenue. Income from operations decreased $10.8 million to $4.8 million for the three months ended March 31, 2010 compared to income from operations of $15.6 million for the three months ended March 31, 2009 primarily due to the decreased revenue and an increase in depreciation expense of $4.4 million. Loss before income taxes for the three months ended March 31, 2010 was $11.0 million compared to income before income taxes of $1.2 million for the three months ended March 31, 2009.

The following table presents revenue by major service category (dollars in thousands):

	Three Months Ended March 31,
	2010	2009	Dollar Change	Percentage Change
Revenue:
Colocation	$82,467	$84,232	$(1,765)	(2)%
Managed hosting	70,284	68,086	2,198	3%

Total hosting	152,751	152,318	433	0%
Network services	63,836	69,205	(5,369)	(8)%

Total revenue	$216,587	$221,523	$(4,936)	(2)%

Revenue. Revenue was $216.6 million for the three months ended March 31, 2010, a decrease of $4.9 million, or 2%, from $221.5 million for the three months ended March 31, 2009. Revenue for the three months ended March 31, 2009, included $3.0 million of non-recurring termination fees and $6.1 million of revenue from the American Stock Exchange, or AMEX, a customer which was acquired by the New York Stock Exchange and subsequently cancelled its service with us in 2009. Total hosting revenue was $152.8 million for the three months ended March 31, 2010, an increase of $0.4 million from $152.3 million for the three months ended March 31, 2009. The increase was driven by a $2.2 million increase in managed hosting revenue which reflected strong growth in our dedicated hosting and professional services products. During the three months ended March 31, 2009, we recorded approximately $3.0 million of non-recurring termination fees and approximately $4.9 million of revenue from AMEX. Offsetting this prior year non-recurring revenue was net growth of $10.1 million primarily in our dedicated hosting and storage products. Overall hosting growth was moderated by declines in our colocation product, which decreased $1.8 million for the three months ended March 31, 2010, as we experienced $6.1 million of customer churn in the fourth quarter of 2009 primarily related to certain large internet content customers and financial services industry customers. Network services revenue was $63.8 million for the three months ended March 31, 2010, a decrease of $5.4 million, or 8%, from $69.2 million for the three months ended March 31, 2009. The decrease was driven primarily by $2.2 million in managed VPN and $2.5 million in internet access.

Cost of revenue. Cost of revenue includes facility rental costs, utilities, circuit costs and other operating costs for hosting space; costs of leasing local access lines to connect customers to our Points of Presence, or PoPs; leasing backbone circuits to interconnect our PoPs; indefeasible rights of use, operations and maintenance; and salaries and related benefits for engineering, service delivery and provisioning, customer service, consulting services and operations personnel who maintain our network, monitor network performance, resolve service issues, and install new sites. Cost of revenue excludes depreciation, amortization, and accretion, which is reported as a separate line item of operating costs, and includes non-cash equity-based compensation. Cost of revenue was $119.4 million for the three months ended March 31, 2010, a decrease of $1.1 million, or 1%, from $120.5 million for the three months ended March 31, 2009. The decrease was driven by a $3.2 million decrease in customer related costs, $1.3 million in reduced network backbone costs, $2.9 million of higher equipment and software maintenance and increased salaries, wages and related benefits of $0.6 million.

Sales, general, and administrative expenses. Sales, general, and administrative expenses include sales and marketing salaries and related benefits; product management, pricing and support salaries and related benefits; sales commissions and referral payments; advertising, direct marketing and trade show costs; occupancy costs; executive, financial, legal, tax and administrative support personnel and related costs; professional services, including legal, accounting, tax and consulting services; and bad debt expense. It excludes depreciation, amortization, and accretion, which is reported as a separate line item of operating costs, and includes non-cash equity-based compensation. Sales, general, and administrative expenses were $51.7 million for the three months ended March 31, 2010, an increase of $2.6 million, or 5%, from $49.1 million for the three months ended March 31, 2009. This increase was primarily driven by a $1.4 million increase in non-cash equity-based compensation and a $1.2 million increase in other costs consisting primarily of salaries, wages, commissions and related benefits.

Depreciation, amortization, and accretion. Depreciation, amortization, and accretion expense consists primarily of the depreciation of property and equipment, amortization of intangible assets, and accretion expense related to the aging of the discounted present value of certain liabilities and unfavorable long-term contracts assumed in acquisitions. Depreciation, amortization, and accretion was $40.7 million for the three months ended March 31, 2010, an increase of $4.4 million, or 12%, from $36.3 million for the three months ended March 31, 2009. This increase was due to depreciation on the addition of new data center assets and other capital expenditures of $7.7 million, which was partially offset by a $2.7 million decrease in depreciation due to certain assets becoming fully depreciated.

Other income and expense. Other income and expense represents interest on our long-term debt, interest on our capital and financing method lease obligations, certain other non-operating charges, and interest income on our invested cash balances. Other income and expense was $15.8 million for the three months ended March 31, 2010, an increase of $1.3 million, or 9%, from $14.4 million for the three months ended March 31, 2009. The $1.0 million increase in interest expense for the three months ended March 31, 2010 was due to $1.2 million of interest related to the expansion of an existing data center in Chicago which resulted in the reclassification of the lease to a capital lease and $0.3 million increase in accreted convertible debt interest, partially offset by a $0.4 million increase in capitalized interest. Interest income decreased $0.1 million due to lower average interest rates during the three months ended March 31, 2010. Other income and expense increased $0.3 million on foreign exchange losses from currency revaluation of foreign denominated balances during the three months ended March 31, 2010. The following table presents a quarterly overview of the components of other income and expense (dollars in thousands):

	Three Months Ended March 31,
	2010	2009	Dollar Change	Percentage Change
Other (income) and expense
Interest expense	$15,475	$14,516	$959	7%
Interest income	(30)	(114)	84	74%
Other (income) expense	312	24	288	1,200%

Total other (income) and expense	$15,757	$14,426	$1,331	9%

Income (loss) before income taxes. Loss before income taxes for the three months ended March 31, 2010 was $11.0 million compared to income before income taxes of $1.2 million for the three months ended March 31, 2009.

Income tax expense. Income tax expense for the three months ended March 31, 2010 was $0.4 million compared to $0.6 million for the three months ended March 31, 2009. The $0.2 million decrease was due to the expectation of a lower alternative minimum tax liability in 2010.

Net income (loss). Net loss for the three months ended March 31, 2010 was $11.3 million compared to net income of $0.6 million for the three months ended March 31, 2009, driven by the factors previously described.

Segment Information

Segment Adjusted EBITDA

The discussion of our results of operations by segment presented below includes references to and analysis of our segment adjusted EBITDA results. Adjusted EBITDA represents income from operations before depreciation, amortization and accretion, and non-cash equity-based compensation. Adjusted EBITDA is reconciled below to its most comparable measure, income from operations. Adjusted EBITDA is further reconciled to income (loss) before income taxes in Note 15 of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We use adjusted EBITDA as a performance measure to evaluate our segments because we believe that such information is a relevant measure of a company’s operating financial performance and liquidity in our industry. The calculation of adjusted EBITDA is not specified by U.S. generally accepted accounting principles. As such, our calculation of adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents revenue and adjusted EBITDA by segment (dollars in thousands):

	Three Months Ended March 31,
	2010	2009	Dollar Change	Percent Change
Revenue
Hosting	$152,751	$152,318	$433	0%
Network	63,836	69,205	(5,369)	(8)%

Total revenue	$216,587	$221,523	$(4,936)	(2)%

Adjusted EBITDA
Hosting	$58,960	$64,161	$(5,201)	(8)%
Network	16,265	16,252	13	0%
Corporate - other (1)	(21,272)	(21,589)	317	1%

Total adjusted EBITDA	$53,953	$58,824	$(4,871)	(8)%

Adjusted EBITDA reconciliation
Income from operations	$4,763	$15,598
Depreciation, amortization and accretion	40,737	36,335
Non-cash equity-based compensation	8,453	6,891

Adjusted EBITDA	$53,953	$58,824

(1)	Includes all costs not directly associated with hosting services or network services.

Revenue

Hosting. Revenue from our hosting segment was $152.8 million for the three months ended March 31, 2010, a $0.4 million increase from $152.3 million for the three months ended March 31, 2009. The increase is driven by a $2.2 million increase in managed hosting revenue which reflects strong growth in our dedicated hosting and professional services products. During the three months ended March 31, 2009, we recorded approximately $3.0 million of non-recurring termination fees and approximately $4.9 million of revenue from AMEX. Offsetting this prior year non-recurring revenue was net growth of $10.1 million primarily in our dedicated hosting and storage products. Overall hosting growth was moderated by declines in our colocation product which decreased $1.8 million for the three months ended March 31, 2010, as we experienced $6.1 million of customer churn in the fourth quarter of 2009 primarily related to certain large internet content customers and financial services industry customers which was included as a component of revenue during the three months ended March 31, 2009.

Network. Network services revenue was $63.8 million for the three months ended March 31, 2010, a decrease of $5.4 million, or 8%, from $69.2 million for the three months ended March 31, 2009. The decrease was driven primarily by a $2.2 million reduction in managed VPN and $2.5 million in bandwidth revenue.

Adjusted EBITDA

Hosting. Adjusted EBITDA for our hosting segment was $59.0 million for the three months ended March 31, 2010, a decrease of $5.2 million, or 8%, from $64.2 million for the three months ended March 31, 2009 which included $3.0 million of non-recurring termination fee revenue which had no associated costs. The decrease was driven by the overall flat revenue performance for the segment, partially offset by an increase of $5.6 million in hosting costs. Costs directly associated with our hosting segment include the costs of facility rentals, utilities, equipment and software maintenance costs and other operating costs for hosting space and the salaries and related benefits for personnel directly or indirectly associated with our hosting products. The $5.6 million increase in costs was primarily driven by $2.5 million of higher equipment and software maintenance costs primarily due to new business and increased license usage and an additional $2.7 million of increased costs for third party contractors to support increased managed hosting revenue. Segment adjusted EBITDA as a percentage of segment revenue was 39% for the three months ended March 31, 2010 compared to 42% for the three months ended March 31, 2009.

Network. Adjusted EBITDA for our network segment was $16.3 million for both of the three months ended March 31, 2010 and 2009. Revenue declined by $5.4 million primarily due to $2.2 million in managed VPN and $2.5 million in internet access offset by $5.4 million of cost savings comprised of $3.9 million of reduced local loop and circuit costs and $1.2 million of decreased people costs which were driven by the aforementioned reduction in revenue. Segment adjusted EBITDA as a percentage of segment revenue increased to 25% for the three months ended March 31, 2010 compared to 23% for the three months ended March 31, 2009.

Corporate - other. Corporate - other adjusted EBITDA includes all operating costs not directly associated with our hosting or network segments, primarily general and administrative costs including executive, financial, legal, tax, internal IT and administrative support personnel and related costs, costs for professional services, including legal accounting, tax and consulting services, and bad debt expense. These costs were $21.3 million for the three months ended March 31, 2010, a decrease of $0.3 million from $21.6 million for the three months ended March 31, 2009. This was driven by a $0.3 million decrease in bad debt expense.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Use of Cash

As of March 31, 2010, our cash and cash equivalents balance was $145.9 million, and we have $21.6 million of available capacity on our revolving credit facility. We believe we have sufficient cash to fund business operations and capital expenditures for at least twelve months from the date of this filing, from cash on hand, operations, and available debt capacity.

The following table presents our cash flows for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31,
	2010	2009
Cash provided by (used in):
Operating activities	$38,972	$45,650
Investing activities	(50,691)	(18,252)
Financing activities	(964)	(1,974)
Effect of exchange rates on cash and cash equivalents	(2,204)	(846)

Net increase (decrease) in cash and cash equivalents	$(14,887)	$24,578

Operating activities. We generated $39.0 million in net cash provided by operating activities during the three months ended March 31, 2010, a decrease of $6.7 million from net cash provided by operating activities of $45.7 million for the three months ended March 31, 2009. This decrease was driven by lower operating results, largely resulting from customer churn during 2009 and during the three months ended March 31, 2010 and increased prepayments for maintenance related costs. We anticipate continuing to generate cash from operating activities during the next twelve months.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2010 was $50.7 million, an increase of $32.4 million from net cash used in investing activities of $18.3 million for the three months ended March 31, 2009. The increase in cash used was driven by an increase in data center expansion related capital expenditures during the three months ended March 31, 2010.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2010 was $1.0 million, a decrease of $1.0 million from net cash used by financing activities of $2.0 million for the three months ended March 31, 2009. This decrease primarily relates to $6.6 million in proceeds from stock option exercise activity in the three months ended March 31, 2010 which is partially offset by the absence of long-term debt funding during the three months ended March 31, 2009. Although we anticipate our financing activities for the next twelve months to consist primarily of principal payments on our long-term debt and capital lease obligations, we are evaluating alternative financing for all or a significant portion of our debt. Any such refinancing may have higher costs than our existing debt and may be subject to covenants or other terms that are less favorable than our existing indebtedness. We will evaluate any such refinancing transaction in the light of the then-existing market conditions.

Trade Accounts Receivable

Trade accounts receivable, net of allowance, was $51.8 million as of March 31, 2010, an increase of $6.0 million from $45.8 million at December 31, 2009, primarily due to timing of certain customer billings based upon completion of contractual milestones reached near the end of the period combined with fewer collection days during the three months ended March 31, 2010. Other than any financing activities we may pursue, customer collections are a primary source of cash. As such, we are vulnerable to economic downturn and the impact it may have on our customers’ spending. We believe we have a strong customer base with no one customer accounting for more than 10% of our revenues; however, 26% of our revenue for the three months ended March 31, 2010 was generated by customers in the financial services industry. Given the current economic environment and uncertainty in the financial services industry, we remain cautious regarding these customers and their future impact on our revenue and profitability.

Long-term Debt and Other Financing

Long-term debt. The following table sets forth our long-term debt and other financing as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010	December 31, 2009
Convertible notes	$309,688	$305,921
Lombard loan agreement	52,318	55,973
Other financing (1)	19,145	20,795
Credit agreement	—	—
Capital and financing method lease obligations (2)	232,996	234,776

Total long-term debt and other financing	$614,147	$617,465

(1)	Other financing includes borrowings under our Cisco loan agreement, for which the weighted-average interest rate was 6.50% as of March 31, 2010 and December 31, 2009. The amount presented in the table above includes the current amounts due of $6.6 million for both March 31, 2010 and December 31, 2009. Payments on the loan are made monthly.
(2)	Capital and financing method lease obligations include capital and financing method leases on certain of our facilities and equipment held under capital leases. The weighted-average interest rates for such leases were 12.69% as of March 31, 2010 and 15.32% as of December 31, 2009. The amounts presented in the table above include the current amounts due of $11.8 million as of March 31, 2010 and $10.9 million as of December 31, 2009.

Future principal payments. The following table sets forth our aggregate future principal payments of long-term debt and other financing as of March 31, 2010 (dollars in thousands):

	Future Principal Payments of Long-term Debt and Other Financing
	Total	Remainder 2010	2011	2012	2013	2014	Thereafter
Convertible notes (1)	$345,000	$—	$—	$345,000	$—	$—	$—
Capital lease obligations (2)	180,120	8,397	12,939	14,059	11,640	13,285	119,800
Lombard loan agreement (3)	52,318	—	8,408	18,218	25,692	—	—
Other financing	19,145	4,950	6,600	6,122	1,473	—	—
Credit facility	—	—	—	—	—	—	—

Total	$596,583	$13,347	$27,947	$383,399	$38,805	$13,285	$119,800

(1)	Represents principal amount of the convertible notes.
(2)	Does not include future payments on our financing method lease obligation as they represent interest payments over the term of the lease.
(3)	The Lombard loan agreement is denominated in GBP; future principal payments in USD are based on our quarter-end exchange rate.

The weighted-average cash interest rate applicable to outstanding borrowings was 3.2% as of both March 31, 2010 and December 31, 2009, respectively.

For further information on our long-term debt, please refer to Note 6 of Notes to the Financial Statements located in this Quarterly Report on Form 10-Q.

Debt Covenants

The provisions of our debt agreements also contain covenants including, but not limited to, restricting or limiting our ability to incur more debt, issue guarantees, pay dividends, and repurchase stock (subject to financial measures and other conditions). We were in compliance with all such covenants as of and during the three months ended March 31, 2010, and anticipate compliance with all covenants for at least the next twelve months. However, the ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt agreements and could trigger cross defaults and acceleration of repayment obligations.

Commitments and Contingencies

Our customer contracts generally span multiple periods, which result in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $35.1 million, $17.2 million, $13.7 million, $9.6 million, $8.3 million, and $51.9 million during the years ended December 31, 2010, 2011, 2012, 2013, 2014, and thereafter, respectively. Should we not meet the minimum spending levels in any given term, decreasing termination liabilities, representing a percentage of the remaining contractual amounts, may become immediately due and payable. Furthermore, certain of these termination liabilities are potentially subject to reduction should we experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if we had terminated all of these agreements as of March 31, 2010, the maximum liability would have been $135.8 million. To mitigate this exposure, at times, we align our minimum spending commitments with customer revenue commitments for related services.

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

Off-Balance-Sheet Arrangements

As of March 31, 2010, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in our consolidated balance sheets, such as letters of credit, indemnifications, and operating leases under which certain facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through January 2031, and may be renewed as circumstances warrant. As of March 31, 2010, we had $28.4 million in letters of credit outstanding under our revolving credit facility, pledged as collateral to support certain facility leases and utility agreements. Also, in connection with the 2007 sale of our assets related to content delivery network services, we agreed to indemnify the purchaser should it incur certain losses due to a breach of our representations and warranties. We have not incurred a liability relating to these indemnification provisions in the past, and we believe that the likelihood of any future payout relating to these provisions is remote. Therefore, we have not recorded a liability during any period related to these indemnification provisions.

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

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our financial statements, which are prepared in accordance with U.S. GAAP. U.S. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Critical accounting policies for SAVVIS, Inc. that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements are discussed in more detail in Note 2 to the Notes to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Critical Accounting Estimates” included in our report on Form 10-K as filed with the SEC on March 5, 2010. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2010.

For information on recently adopted and recently issued accounting pronouncements, please refer to Note 2 of Notes to the Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of March 31, 2010, we had approximately $52.3 million outstanding variable rate debt under the Lombard Loan Agreement. The interest rate payable for the three months ended March 31, 2010 was based on one-month LIBOR, set at the beginning of each month, plus 2.80%, and averaged 3.31%. In January 2009, we entered into an amended interest rate swap agreement with NatWest to fix the variable interest rate for the outstanding balance as of December 31, 2008 at 7.86%. The remainder of our outstanding debt was fixed rate debt and was comprised of our Convertible Notes and our Loan Agreement with Cisco Systems Capital Corporation. The Convertible Notes bear cash interest on the $345.0 million principal at 3% per annum, and an additional 5.36% of interest expense is recognized as accretion of the discounted portion of the Convertible Notes. As of March 31, 2010, the carrying amount of the Convertible Notes was $309.7 million. There was $19.1 million outstanding for the Loan Agreement with Cisco Systems Capital Corporation as of March 31, 2010, which provided for borrowings of up to $33.0 million, at an annual interest rate of 6.50%, to purchase network equipment.

There have been no material changes in our assessment of market risk sensitivity since our presentation of “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

There have been no material changes from the Risk Factors we previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K as of and for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Securities

The following table summarizes the Company’s repurchase activity of its common stock during the quarter ended March 31, 2010. All transactions represent deemed repurchases in connection with the vesting of restricted stock and restricted stock units under employee benefit plans to satisfy minimum statutory tax withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under Plans or Programs
January 2010 (January 1 to January 31)	69,320	$16.22	—	—
February 2010 (February 1 to February 28)	2,828	$14.78	—	—
March 2010 (March 1 to March 31)	99,407	$16.56	—	—
Total	171,155	$16.39	—	—

(1) Shares valued at the closing price of the common stock as reported by The NASDAQ Global Select Market on the vesting date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit Index Number	Exhibit Description	Filed with the	Incorporated by Reference
		Form 10-Q	Form	Filing Date with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1	November 12, 1999	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	January 31, 2000	3.2
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 14, 2002	3.3
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 13, 2004	3.4
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 5, 2005	3.5
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		8-K	June 7, 2006	3.1
3.7	Amended and Restated Bylaws of the Registrant		10-Q	August 1, 2008	3.3
10.1*	Letter Employment Agreement, dated March 10, 2010, between the Registrant and James E. Ousley	X
10.2*	Separation Agreement and General Release, executed January 7, 2010, between the Registrant and Philip J. Koen		8-K	January 13, 2010	10.1
10.3*	Letter Agreement, dated February 25, 2010, between the Registrant and Gregory W. Freiberg		8-K	March 3, 2010	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Compensation arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVVIS, Inc.

Date: May 6, 2010	By: /s/ James E. Ousley

James E. Ousley
Chief Executive Officer
(principal executive officer)

Date: May 6, 2010	By: /s/ Gregory W. Freiberg

Gregory W. Freiberg
Chief Financial Officer
(principal financial officer and principal accounting officer)