Form 10-Q
period 2010-06-30
SAVVIS, Inc.
filed 2010-08-05
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Common stock, $0.01 Par Value – 55,237,212 shares as of July 30, 2010

The Exhibit Index begins on page 38.

SAVVIS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I.	FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2010	December 31, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$118,729	$160,815
Trade accounts receivable, net of allowance of $6,684 and $8,133	59,517	45,754
Prepaid expenses and other current assets	40,741	21,217

Total Current Assets	218,987	227,786

Property and equipment, net	834,316	783,852
Goodwill and intangible assets	95,336	—
Other non-current assets	20,102	13,120

Total Assets	$1,168,741	$1,024,758

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Payables and other trade accruals	$76,972	$52,710
Current portion of long-term debt and lease obligations	21,506	17,479
Other current accrued liabilities	75,562	68,314

Total Current Liabilities	174,040	138,503

Long-term debt, net of current portion	486,873	376,089
Capital and financing method lease obligations, net of current portion	225,927	223,897
Other non-current accrued liabilities	77,358	76,452

Total Liabilities	964,198	814,941

Stockholders’ Equity:
Common stock; $0.01 par value, 1,500,000 shares authorized; 55,111 and 54,337 shares issued and outstanding	551	545
Additional paid-in capital	884,354	862,834
Accumulated deficit	(658,969)	(634,429)
Accumulated other comprehensive loss	(21,393)	(19,133)

Total Stockholders’ Equity	204,543	209,817

Total Liabilities and Stockholders’ Equity	$1,168,741	$1,024,758

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$221,756	$219,861	$438,343	$441,384
Operating Expenses:
Cost of revenue (including non-cash equity-based compensation of $1,491, $1,474, $3,121, and $2,957, respectively) (1)	120,221	121,441	239,589	241,962
Sales, general and administrative expenses (including non-cash equity-based compensation of $5,054, $6,311, $11,877, and $11,719, respectively) (1)	56,877	51,084	108,596	100,153
Depreciation, amortization and accretion	42,089	37,799	82,826	74,134

Total Operating Expenses	219,187	210,324	431,011	416,249

Income from Continuing Operations	2,569	9,537	7,332	25,135
Other (income) and expense	15,487	14,955	31,244	29,381

Loss from Continuing Operations before Income Taxes	(12,918)	(5,418)	(23,912)	(4,246)
Income tax expense	224	756	579	1,311

Loss from Continuing Operations, net of Income Taxes	(13,142)	$(6,174)	(24,491)	$(5,557)

Loss from discontinued operations, net of income taxes	(49)	—	(49)	—

Net Loss	$(13,191)	$(6,174)	$(24,540)	$(5,557)

Loss per Share from Continuing Operations
Basic loss per share	$(0.24)	$(0.12)	$(0.45)	$(0.10)

Diluted loss per share	$(0.24)	$(0.12)	$(0.45)	$(0.10)

Weighted-Average Common Shares Outstanding
Basic	55,005	53,664	54,775	53,650

Diluted	55,005	53,664	54,775	53,650

(1)	Excludes depreciation, amortization and accretion, which is reported separately.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(24,540)	$(5,557)
Loss from discontinued operations, net of income taxes	(49)	—

Loss from continuing operations, net of income taxes	(24,491)	(5,557)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	82,826	74,134
Non-cash equity-based compensation	14,998	14,676
Accrued interest	1,338	2,264
Amortization of debt discount	7,612	7,013
Other, net	593	(542)
Net changes in operating assets and liabilities:
Trade accounts receivable, net	(9,424)	5,464
Prepaid expenses and other current and non-current assets	(21,764)	(2,277)
Payables and other trade accruals	9,249	(2,991)
Other accrued liabilities	10,354	(8,138)

Net cash provided by continuing operations	71,291	84,046
Net cash provided by discontinued operations	1	—

Net cash provided by operating activities	71,292	84,046

Cash Flows from Investing Activities:
Payments for capital expenditures	(102,167)	(45,476)
Acquisition of Fusepoint, net of cash received	(112,537)	—

Net cash used in investing activities	(214,704)	(45,476)

Cash Flows from Financing Activities:
Proceeds from long-term debt	110,000	2,865
Payments for debt issuance costs	(2,550)	—
Proceeds from stock option exercises	9,331	42
Payments for employee taxes on equity-based instruments	(2,814)	(444)
Principal payments on long-term debt	(3,300)	(3,300)
Principal payments under capital lease obligations	(5,189)	(4,158)
Other, net	(1,198)	—

Net cash provided by (used in) financing activities	104,280	(4,995)

Effect of exchange rate changes on cash and cash equivalents	(2,594)	89

Net increase (decrease) in cash and cash equivalents	(42,086)	33,664
Cash and cash equivalents, beginning of period	160,815	121,284

Cash and cash equivalents, end of period	$118,729	$154,948

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$20,786	$20,101

Cash paid for income taxes	$1,132	$1,224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2009	54,337	$545	$862,834	$(634,429)	$(19,133)	$209,817

Issuance of common stock	892	7	9,884	—	—	9,891

Issuance of restricted stock	(118)	(1)	3	—	—	2

Payments for employee taxes on equity-based instruments	—	—	(2,814)	—	—	(2,814)

Recognition of equity-based compensation costs	—	—	14,447	—	—	14,447

Comprehensive loss

Net loss	—	—	—	(24,540)	—	(24,540)

Foreign currency translation adjustment	—	—	—	—	(2,342)	(2,342)

Change in derivatives	—	—	—	—	82	82

Net comprehensive loss	—	—	—	(24,540)	(2,260)	(26,800)

Balance at June 30, 2010	55,111	$551	$884,354	$(658,969)	$(21,393)	$204,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data and where indicated)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

SAVVIS, Inc. (the Company) provides information technology (IT) services including cloud services, managed hosting, managed security, colocation, professional services and network services through its global infrastructure to businesses and government agencies around the world.

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

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Material subsequent events have been evaluated through the report issuance date and are disclosed in Note 18.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3—ACQUISITION OF FUSEPOINT, INC.

On June 16, 2010, the Company completed its acquisition of Fusepoint, Inc. (Fusepoint), an independent provider of outsourced managed IT and infrastructure services to mid-market and larger enterprises in Canada. With the acquisition of Fusepoint, the Company obtained hosting assets in three data centers in Toronto, Vancouver and Montreal.

The Company acquired Fusepoint for $121.0 million in cash, after adjustment for estimated working capital and debt levels, and subject to a working capital true-up 60 days subsequent to closing. At the closing, $12.5 million of the purchase price was placed in escrow for possible application against this working capital adjustment, certain tax liabilities, and indemnification claims that may be made in the first year following closing. The Company funded the acquisition through available cash on hand and an additional $110.0 million of debt through the utilization of increased borrowing capacity under the Company’s revolving credit facility, which was amended and upsized to $150.0 million. The acquisition will be accounted for using the acquisition method of accounting. Acquisition and integration related costs of $3.5 million were included in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2010.

The Company has not completed its valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair market value of the Fusepoint assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets. As such, all information presented is preliminary and subject to revision pending the final fair market valuation analysis. The Company expects to complete its valuation analysis, and all acquisition accounting, by September 30, 2010.

Allocation of Purchase Price

The following presents the preliminary purchase price for the acquisition of Fusepoint, which is subject to adjustment based upon the difference between the estimated net working capital and debt transferred on the date of closing and the actual amount of net working capital and debt transferred on the date of closing. The purchase price will be finalized 60 days from the date of closing, August 16, 2010.

Aggregate cash purchase price for the acquisition	$124,500
Preliminary working capital adjustment	(3,531)

Preliminary purchase price	$120,969

Of the $121.0 million preliminary purchase price, $110.0 million was funded through borrowings on the Company’s revolving credit facility and the remaining $11.0 million through available cash on hand.

The following presents the preliminary purchase price allocation, including preliminary goodwill and intangible assets, based on the estimated fair values of the acquired assets and assumed liabilities of Fusepoint as of the date of acquisition, June 16, 2010. The Company expects to complete its fair value valuation analysis by September 30, 2010. The changes in the purchase price allocation and preliminary goodwill based on the final valuation may include changes in (1) historical carrying values of property, plant and equipment, (2) allocations to intangible assets such as trade names, noncompetition agreements, customer lists and customer contracts, (3) changes to fair values of lease agreements, and (4) other changes to assets and liabilities, including net assets held for sale.

Current assets	$14,005
Property and equipment, net	18,943
Preliminary goodwill and intangible assets	95,336
Other noncurrent assets	4,915
Current liabilities	(6,567)
Capital lease obligations, net of current portion	(5,663)

Preliminary purchase price	$120,969

The excess of the purchase price over net tangible assets acquired resulted in preliminary goodwill and intangible assets of $95.3 million, which the Company expects will represent its ability to implement operational synergies and the value of the expansion into new markets. The valuation for intangible assets, such as trade names, noncompetition agreements, customer lists and customer contracts, has not been completed and is a component of the preliminary goodwill and intangible asset amount. The preliminary goodwill is not expected to be deductible for U.S. income tax purposes. All assets acquired, including preliminary goodwill are included in the Company’s hosting segment.

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010 include $1.5 million and $0.3 million of revenue and net loss from continuing operations, respectively, which reflect the operating results of Fusepoint since the date of acquisition. The following unaudited pro forma information presents a summary of the combined results of operations of the Company and of Fusepoint for the periods presented as if the acquisition had occurred on January 1, 2010 and January 1, 2009, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of deferred financing costs and additional quarterly financing fees incurred by the Company with the assumption of additional debt to finance the acquisition and the removal of Fusepoint’s recognition of a deferred gain related to their sale-leaseback of property. The results of operations for Fusepoint’s application services business have been excluded from this unaudited pro forma information, as these assets were classified as held for sale on June 30, 2010. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisition occurred on the assumed date, nor is it necessarily an indication of future operating results.

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenue	$230,111	$227,966	$456,550	$456,832
Cost of revenue	124,375	125,272	248,706	249,154
Selling, general and administrative expenses	58,484	52,595	110,916	103,120
Income from continuing operations	3,931	10,765	19,554	34,759
Net loss from continuing operations	(12,120)	(5,154)	(22,107)	(3,075)

NOTE 4—DISCONTINUED OPERATIONS

On June 16, 2010, the Company acquired Fusepoint as described in Note 3. As a part of this transaction, the Company acquired Fusepoint’s applications services business (FAS), which the Company does not consider core to its future operations and has committed to a plan of sale. FAS, which is a part of the Company’s hosting segment, provides service from two locations, Montreal and Quebec City, both of which provide clients with the design, development, integration and maintenance of mission critical e-business applications. As the Company has committed to a plan of sale, this portion of the acquired business qualified for held for sale accounting treatment at June 30, 2010. No gains or losses on the fair value have been recorded on the Company’s financial statements, as FAS will be recorded through acquisition accounting at its estimated fair value, which is subject to completion of the valuation analysis as described in Note 3. The results of operations for FAS have been classified as discontinued operations in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2010 and the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2010.

The following table presents the operating results of FAS from the acquisition date of June 16, 2010 through June 30, 2010:

Revenue	$255
Cost of revenue	226
Sales, general and administrative	66

Loss from discontinued operations	(37)
Other (income) expense	—

Loss before income taxes	(37)
Income tax expense	12

Net loss from discontinued operations	$(49)

The following table presents the assets and liabilities, which are recorded in each respective balance sheet category, of FAS as of June 30, 2010:

Assets
Current Assets:
Cash and cash equivalents	$1,477
Trade accounts receivable, net	1,800
Prepaid expenses and other current assets	136

Total Current Assets	3,413

Property and equipment, net	13
Goodwill and intangible assets	471

Total Assets	$3,897

Liabilities
Current Liabilities:
Payables and other trade accruals	$13
Other accrued liabilities	410
Due to affiliate	3,523

Total Current Liabilities	3,946

Total Liabilities	$3,946

NOTE 5—FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has estimated the fair value of its financial instruments as of June 30, 2010 and December 31, 2009 using available market information or other appropriate valuation methods. Assets and liabilities are categorized as Level 1, Level 2, or Level 3, dependant on the reliability of the inputs used in the valuation. Level 1 is considered more reliable than Level 3, as Level 3 depends on management’s assumptions. The definitions of the levels are as follows:

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

The carrying amounts of cash and cash equivalents, trade accounts receivable, other current assets, payables and other trade accruals, and other current liabilities approximate fair value because of the short-term nature of such instruments. As of June 30, 2010 and December 31, 2009, substantially all of the Company’s $118.7 million and $160.8 million, respectively, of cash and cash equivalents were held in money market accounts, which are valued using Level 1 inputs. The fair value of the Convertible Notes is estimated based on Level 1 inputs of the current trading value, as provided by a third party. The Company is exposed to interest rate volatility with respect to the variable interest rates of its Credit Agreement and Lombard Loan Agreement (see Note 8). The Credit Agreement bears interest at current market rates, plus applicable margin. The fair values of the Credit Agreement, Lombard Loan Agreement and the Cisco loan agreement, which are not traded on an active market, are estimated by considering the Company’s credit rating, current rates available to the Company for debt of the same remaining maturities, and the terms of the debt. The fair value of the interest rate swap associated with the Lombard Loan Agreement and the Company’s foreign currency hedges are valued using Level 2 market value inputs as provided by a third party, adjusted for the Company’s credit risk.

The following table presents the carrying values and estimated fair values of the Company’s long-term debt, and derivative instruments, as of the dates indicated:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible notes	$313,533	$323,869	$305,921	$310,069
Lombard loan agreement	52,444	57,828	55,973	60,881
Cisco loan agreement	17,496	17,405	20,795	20,667
Credit agreement	110,000	110,000	—	—
Interest rate swap	3,007	3,007	3,177	3,177
Foreign currency hedges	191	191	116	116

NOTE 6—LOSS PER SHARE

The Company computes basic loss per common share by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding unvested restricted stock awards subject to cancellation. Diluted loss per common share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares represent the incremental common shares issuable for stock option and restricted preferred unit exercises, unvested restricted stock units and restricted stock awards that are subject to repurchase or cancellation, and conversion of debt securities. The Company calculates the dilutive effect of outstanding stock options, restricted preferred units, restricted stock units, and restricted stock awards on earnings per share by application of the treasury stock method. The dilutive effect from convertible securities is calculated by application of the if-converted method. The Company had no dilutive securities for the three and six months ended June 30, 2010 and 2009.

The following tables set forth the computation of basic and diluted loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Loss from continuing operations, net of income taxes	$(13,142)	$(6,174)	$(24,491)	$(5,557)
Loss from discontinued operations, net of income taxes	(49)	—	(49)	—

Net loss	$(13,191)	$(6,174)	$(24,540)	$(5,557)

Weighted-average shares outstanding – basic	55,005	53,664	54,775	53,650
Effect of dilutive securities: (1)
Stock options (2)	—	—	—	—
Restricted preferred units (2) (3)	—	—	—	—
Restricted stock units and restricted stock awards (2)	—	—	—	—

Weighted-average shares outstanding – diluted	55,005	53,664	54,775	53,650

Basic loss per common share:
Loss from continuing operations	$(0.24)	$(0.12)	$(0.45)	$(0.10)
Loss from discontinued operations	—	—	—	—

Net loss	$(0.24)	$(0.12)	$(0.45)	$(0.10)

Diluted loss per common share:
Loss from continuing operations	$(0.24)	$(0.12)	$(0.45)	$(0.10)
Loss from discontinued operations	—	—	—	—

Net loss	$(0.24)	$(0.12)	$(0.45)	$(0.10)

(1)	For the three and six months ended June 30, 2010, the effects of including the 4.9 million incremental shares associated with the Convertible Notes and the assumed conversion of 6.5 million equity instruments into common stock were anti-dilutive and, therefore, excluded from the calculation of diluted net loss per common share. For the three and six months ended June 30, 2009, the effects of including the 4.9 million incremental shares associated with the Convertible Notes and the assumed conversion of 6.1 million equity instruments into common stock were anti-dilutive and, therefore, excluded from the calculation of diluted net loss per common share.
(2)	As of June 30, 2010, the Company had 4.7 million stock options and 1.8 million shares of restricted stock units and restricted stock awards outstanding. As of June 30, 2009, the Company had 5.2 million stock options, 0.2 million restricted preferred units, and 0.6 million shares of restricted stock units and restricted stock awards outstanding.
(3)	As of June 30, 2010, there were no outstanding restricted preferred units.

NOTE 7—PROPERTY AND EQUIPMENT

The following table presents property and equipment, by major category, as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Facilities and leasehold improvements	$774,735	$719,597
Communications and data center equipment	591,116	543,908
Software	123,420	103,498
Office equipment	30,013	27,572

	1,519,284	1,394,575
Less accumulated depreciation and amortization	(684,968)	(610,723)

Property and equipment, net	$834,316	$783,852

Depreciation and amortization expense for property and equipment was $41.2 million and $36.8 million for the three months ended June 30, 2010 and 2009, respectively, and $80.9 million and $72.2 million for the six months ended June 30, 2010 and 2009, respectively.

NOTE 8—LONG-TERM DEBT

The following table presents the carrying value of long-term debt as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Convertible notes	$313,533	$305,921
Lombard loan agreement	52,444	55,973
Cisco loan facility, net of current portion of $6,600 and $6,600, respectively	10,896	14,195
Credit agreement	110,000	—

Long-term debt	$486,873	$376,089

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

The initial conversion rate is 14.2086 shares of common stock per $1,000 principal amount of Notes, subject to adjustment. This represents an initial conversion price of approximately $70.38 per share of common stock. Holders of the Notes may convert their Notes prior to maturity upon the occurrence of specified circumstances, which includes certain trading levels of the Company’s common stock, the occurrence of certain distributions or corporate events, such as distribution to stockholders, consolidation, merger or sale of all or substantially all of the Company’s assets, or any time on or after February 15, 2012. Upon conversion, due to the conversion formulas associated with the Notes, if the Company’s stock is trading at levels exceeding the conversion price per share of common stock, and if the Company elects to settle the obligation in cash, additional consideration beyond the $345.0 million of gross proceeds received would be required. At June 30, 2010, the Notes did not meet any of the criteria to allow the Notes to be redeemed at the holders’ discretion and therefore are not considered redeemable or convertible.

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

	June 30, 2010	December 31, 2009
Equity component	$72,609	$72,609
Liability component:
Principal amount	$345,000	$345,000
Unamortized discount	(31,467)	(39,079)

Net carrying amount	$313,533	$305,921

The following table summarizes the amount of interest cost recognized for the periods relating to both the contractual interest and the accretion of the discount of the liability component of the Notes:

	Three Months Ended June 30,
	2010	2009
Interest at 3% stated coupon rate	$2,588	$2,588
Discount amortization	3,845	3,543

Total interest expense	$6,433	$6,131

	Six Months Ended June 30,
	2010	2009
Interest at 3% stated coupon rate	$5,175	$5,175
Discount amortization	7,612	7,013

Total interest expense	$12,787	$12,188

The debt issuance costs related to the Notes, net of accumulated amortization, were $2.7 million as of June 30, 2010.

On July 1, 2010 the Company commenced a tender offer to purchase any and all of the outstanding Notes for an amount in cash equal to $990 per $1,000 principal amount of the Notes validly tendered and accepted for purchase plus accrued and unpaid interest up to, but not including, the date of purchase. The tender offer expired August 4, 2010, and the Company purchased 98.4% of the $345.0 million outstanding principal amount of the Notes, or $339.4 million, for $336.0 million. An additional $2.2 million was paid for accrued and unpaid interest.

Credit Facilities

Credit agreement. In June 2010 the Company amended its existing amended and restated credit agreement with Wells Fargo Capital Corporation to increase the available borrowing capacity on its existing revolving credit facility (the Credit Agreement) in order to fund the purchase price of the Fusepoint acquisition. Under the amended terms of the Credit Agreement the Company has borrowing capacity of $150.0 million which includes a $40.0 million letter of credit provision. The Credit Agreement will mature in December 2011. Borrowings under the Credit Agreement may be used to fund working capital, acquisitions, for capital expenditures and other general corporate purposes. The Credit Agreement contains affirmative, negative, and financial covenants which are measured on a quarterly basis and include limitations on capital expenditures and require maintenance of certain financial measures at defined levels. The Company’s obligations under the Credit Agreement and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of the Company’s assets, interest in assets and proceeds thereof, excluding those assets pledged under our loan with Lombard North Central, Plc. The Company has elected to pay interest on a three month LIBOR rate, plus an applicable margin. Unused commitments on the Credit Agreement are subject to an annual commitment fee of 0.50% to 0.75% and a fee is applied to outstanding letters of credit of 3.825% to 4.825%. With the amendment of the Credit Agreement, the Company incurred $2.6 million of additional debt issuance costs to be amortized through the maturity date, and the Company will incur an additional financing fee of $0.2 million each quarter. As of June 30, 2010, the interest rate, including margin, under the Credit Agreement was 6.50%. In connection with the acquisition of Fusepoint as described in Note 3, the Company utilized $110.0 million of its outstanding borrowing capacity under the Credit Agreement to partially fund the purchase of Fusepoint. There were $110.0 million of outstanding borrowings and approximately $32.4 million of outstanding letters of credit as of June 30, 2010, with approximately $7.6 million of additional borrowing capacity.

Loan agreement and lease facility. The Company maintains a term loan and security agreement (the Loan Agreement) and a master lease agreement (the Lease Agreement) with Cisco Systems Capital Corporation. The Loan Agreement provided for borrowings of up to $33.0 million, at an annual interest rate of 6.50%, to purchase network equipment, which are secured by a first-priority security interest in the equipment. The Lease Agreement provides a lease facility (the Lease Facility) to purchase equipment with borrowings at the discretion of Cisco Systems Capital Corporation. The effective interest rate on current outstanding borrowings ranges from 5.52% to 7.75%. As of June 30, 2010, the Company had $17.5 million in outstanding borrowings under the Loan Agreement and $12.4 million under the Lease Facility.

Lombard loan agreement. The Company, through its subsidiary SAVVIS UK Limited (SAVVIS UK), maintains a loan agreement (the Lombard Loan Agreement) with Lombard North Central, Plc. The Lombard Loan Agreement has a five-year term and requires monthly interest installments for the full term and quarterly principal installments beginning in 2011 through 2013. The Company has guaranteed the obligations of SAVVIS UK under the Lombard Loan Agreement and the obligations are secured by a first priority security interest in substantially all of SAVVIS UK’s then existing data center assets and certain future assets. The Company currently maintains a letter of credit of $21.2 million. The letter of credit may be increased or decreased by specified amounts at specified times, and may be terminated if certain financial measures are met. As of June 30, 2010, outstanding borrowings under the fully drawn Lombard Loan Agreement totaled £35.0 million, or approximately $52.4 million. The variable interest rate as of June 30, 2010 was 3.35%. This variable interest expense has been effectively fixed at 7.86%, subject to the terms of an interest rate swap agreement, as described in Note 9.

Debt Covenants

The provisions of the Company’s debt agreements contain covenants including, but not limited to, maintaining specified financial conditions, restricting or limiting the Company’s ability to incur more debt, issue guarantees, pay dividends, and repurchase stock (subject to financial measures and other conditions). The Company was in compliance with all such covenants as of and during the six months ended June 30, 2010, and anticipates compliance with all covenants for at least the next twelve months. However, the ability to comply with these provisions may be affected by events beyond the Company’s control. The breach of any of these covenants could result in a default under the Company’s debt agreements and could trigger cross defaults and acceleration of repayment.

Future Principal Payments

As of June 30, 2010, aggregate future principal payments of long-term debt were $3.3 million for the remainder of the year ended December 31, 2010, and $125.0 million, $369.4 million, and $27.2 million for the years ended December 31, 2011, 2012, and 2013, respectively. As described in Note 18 and subsequent to the balance sheet date, the Company refinanced a portion of its existing debt, which changed the future principal payments. Depending on settlement options at the Company’s election, the Notes, which mature in May 2012, may be settled in cash, shares, or a combination thereof. The weighted-average cash interest rate applicable to outstanding borrowings was 3.9% and 3.2% as of June 30, 2010 and December 31, 2009, respectively.

NOTE 9—DERIVATIVES

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

Foreign Currency Hedges

The Company engages in foreign currency hedging transactions to mitigate its foreign currency exchange risk. The Company had recorded foreign currency hedge liabilities of $0.2 million and $0.1 million as of June 30, 2010 and December 31, 2009, respectively.

Interest Rate Swap

In January 2009, the Company dedesignated its existing interest rate swap and redesignated a new interest rate swap by entering into an amended swap agreement (the Swap Agreement) with National Westminster Bank, Plc (NatWest). At the time of dedesignation, the fair value of the existing interest rate swap was £2.5 million, which represents the financing element of the Swap Agreement, and will be amortized to earnings as the originally hedged cash flows affect earnings. The Swap Agreement hedges the monthly interest payments incurred and paid under the Lombard Loan Agreement during the three year period beginning January 1, 2009 and ending December 31, 2011. Under the terms of the Swap Agreement, the Company owes monthly interest to NatWest at a fixed LIBOR rate of 5.06%, and receives from NatWest payments based on the same variable notional amount at the one month LIBOR interest rate set at the beginning of each month. The Swap Agreement effectively fixes the interest payments paid under the Lombard Loan Agreement at 7.86%. As of June 30, 2010, the notional amount of the Swap Agreement was £35.0 million. During the three and six months ended June 30, 2010, the Company recognized a $0.3 million and $0.7 million gain, respectively, on hedge ineffectiveness in the consolidated statement of operations, which were offset by $0.3 million and $0.7 million, respectively, in amortization of the financing element of the Swap Agreement. As of June 30, 2010, the market value of the interest rate swap was a non-current liability of £2.1 million, or approximately $3.2 million. By using derivative instruments to hedge exposure to changes in interest rates, the Company exposes itself to credit risk or the failure of one party to perform under the terms of the derivative contract. As of June 30, 2010, the Company had recorded a counterparty credit default risk adjustment of $0.2 million, decreasing the fair value of the interest rate swap liability to $3.0 million.

The following table presents the settlement terms of Swap Agreement:

	June 30, 2010	December 31, 2010	December 31, 2011
Swap Agreement
Notional amount	£35,000	£35,000	£29,375
Fixed rate	5.06%	5.06%	5.06%

Balance Sheet Presentation

The Company’s foreign currency hedges are presented within current accrued liabilities. The interest rate swap is presented on a net basis in other non-current accrued liabilities.

The following table summarizes the fair value of the derivatives on a net basis:

	June 30, 2010	December 31, 2009
Liabilities:
Interest rate swap	$3,007	$3,177
Foreign currency hedges	191	116

	$3,198	$3,293

Income Statement Presentation

Realized gains and losses represent amounts related to the settlement of derivative instruments, which are reported on the consolidated statement of operations in other (income) and expense. All of the Company’s derivative instruments are cash flow hedges; as such, unrealized gains and losses, which represent the change in fair value of the derivative instruments, are recorded as a component of other comprehensive loss.

The following table presents the Company’s realized gains and losses on derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Realized gains (losses)
Interest rate swap	$(589)	$321	$(1,193)	$(133)
Foreign currency hedges	(234)	—	(477)	—

	$(823)	$321	$(1,670)	$(133)

NOTE 10—CAPITAL AND FINANCING METHOD LEASE OBLIGATIONS

The following table presents future minimum payments due under capital and financing method leases as of June 30, 2010:

Remainder of 2010	$22,315
2011	44,798
2012	42,555
2013	37,476
2014	36,979
Thereafter	212,622

Total capital and financing method lease obligations	396,745
Less amount representing interest	(206,512)
Less current portion	(14,906)

Capital and financing method lease obligations, net	$175,327

Financing method lease obligation payments represent interest payments over the term of the lease; as such, the table above excludes a $50.6 million deferred gain that will be realized upon termination of the lease in accordance with accounting rules for financing method leases.

NOTE 11—OPERATING LEASES

The following table presents future minimum payments under operating leases as of June 30, 2010:

Remainder of 2010	$35,707
2011	67,285
2012	63,937
2013	56,951
2014	41,787
Thereafter	253,084

Total future minimum lease payments	$518,751

Rental expense under operating leases was $19.1 million and $18.8 million for the three months ended June 30, 2010 and 2009, respectively, and $38.7 million and $36.8 million for the six months ended June 30, 2010 and 2009, respectively.

NOTE 12—OTHER ACCRUED LIABILITIES

The following table presents the components of other current and non-current accrued liabilities as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Other current accrued liabilities:
Wages, employee benefits, and related taxes	$19,154	$18,470
Deferred revenue	21,353	20,829
Taxes payable	4,557	4,221
Other current liabilities	30,088	24,794
Current liabilities associated with assets held for sale	410	—

Total other current accrued liabilities	$75,562	$68,314

Other non-current accrued liabilities:
Asset retirement obligations	$30,421	$29,653
Deferred rent	17,514	16,622
Acquired contractual obligations in excess of fair value and other	12,730	13,823
Deferred revenue	12,734	8,728
Other non-current liabilities	3,959	7,626

Total other non-current accrued liabilities	$77,358	$76,452

Acquired contractual obligations in excess of fair value and other as of June 30, 2010 and December 31, 2009 represent amounts remaining from acquisitions related to fair market value adjustments of acquired facility leases and idle capacity on acquired long-term maintenance contracts that the Company did not intend to utilize.

NOTE 13—COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s customer contracts generally span multiple periods, which results in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $31.4 million, $25.2 million, $13.7 million, $9.6 million, $8.3 million, and $51.9 million during the years ended December 31, 2010, 2011, 2012, 2013, 2014, and thereafter, respectively. Should the Company not meet the minimum spending levels in any given term, decreasing termination liabilities representing a percentage of the remaining contractual amounts may become immediately due and payable. Furthermore, certain of these termination liabilities are potentially subject to reduction should the Company experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if the Company had terminated all of these agreements as of June 30, 2010, the maximum termination liability would have been $140.1 million. To mitigate this exposure, at times, the Company aligns its minimum spending commitments with customer revenue commitments for related services.

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in the accompanying consolidated balance sheets, such as letters of credit, indemnifications, and operating leases under which certain facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through January 2031, and may be renewed as circumstances warrant. As of June 30, 2010, the Company had $32.4 million in letters of credit outstanding under the Credit Agreement, which are pledged as collateral to primarily support certain facility leases and utility agreements. Also, in connection with its 2007 sale of the assets related to its content delivery network services, the Company agreed to indemnify the purchaser should it incur certain losses due to a breach of the Company’s representations and warranties. The Company has not incurred a liability relating to these indemnification provisions in the past, and management believes that the likelihood of any future payout relating to these provisions is remote. As such, the Company has not recorded a liability during any period related to these indemnification provisions.

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

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents accumulated other comprehensive loss as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Foreign currency translation	$(18,280)	$(15,938)
Unrealized loss on derivatives (1)	(3,113)	(3,195)

Accumulated other comprehensive loss	$(21,393)	$(19,133)

(1)	Includes foreign currency cash flow hedges and interest rate swap.

NOTE 15—EQUITY-BASED COMPENSATION

The following table presents information associated with the Company’s equity-based compensation awards for the six months ended June 30, 2010:

	Restricted Stock Units	Restricted Stock	Options and RPUs
Outstanding at beginning of period	712	319	5,706
Granted	1,235	22	664
Delivered/Exercised	(32)	(289)	(849)
Forfeited	(11)	(13)	(723)
Cancelled	(117)	(7)	(146)

Outstanding at end of period	1,787	32	4,652

As of June 30, 2010, the Company had $30.5 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 3.2 years.

NOTE 16—INCOME TAXES

For the six months ended June 30, 2010, the Company recorded income tax expense of $0.6 million on a loss from continuing operations before income taxes of $23.9 million. Comparatively, for the year ended December 31, 2009, the Company recorded income tax expense of $2.7 million on a loss before income taxes of $18.1 million. Management currently anticipates a pretax loss in 2010; however income tax expense is expected primarily due to certain jurisdictional alternative minimum taxes on income.

As of December 31, 2009, the Company had approximately $130.2 million in U.S. net operating loss (NOL) carryforwards. These carryforwards exclude $53.7 million of additional NOLs due to limitations related to equity-based compensation, which are available from an income tax return perspective.

With the exception of the net deferred tax asset position acquired as part of the Fusepoint acquisition, the Company maintains a full valuation allowance on net deferred tax assets arising primarily from NOL carryforwards and other tax attributes because the future realization of such benefits is uncertain. As a result, to the extent that those benefits are realized in future periods, they will favorably affect tax expense and net income.

NOTE 17—INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

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

Management of the Company evaluates the performance of the two segments primarily based on revenue and adjusted EBITDA. Adjusted EBITDA is defined as income from continuing operations before depreciation, amortization and accretion, and non-cash equity-based compensation. The Company uses adjusted EBITDA as a performance measure because they believe that such information is a relevant measure of a company’s operating performance and liquidity in their industry. The calculation of adjusted EBITDA is not specified by U.S. generally accepted accounting principles. The Company’s calculation of adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents operating segment results for the years indicated, and excludes the results of our discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Hosting	$158,179	$152,159	$310,930	$304,477
Network	63,577	67,702	127,413	136,907

Total revenue	$221,756	$219,861	$438,343	$441,384

Adjusted EBITDA:
Hosting	$59,280	$60,221	$118,240	$124,382
Network	16,589	16,804	32,854	33,056
Corporate – other (1)	(24,666)	(21,904)	(45,938)	(43,493)

Total revenue	$51,203	$55,121	$105,156	$113,945

(1)

Corporate - other adjusted EBITDA includes all general and administrative costs not directly associated with hosting services or network services. Costs not directly associated with hosting services or network services include, but are not limited to, acquisition and integration costs and costs related to the finance, accounting, legal, human resources, and internal IT departments.

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

The following table presents a reconciliation of adjusted EBITDA to income from continuing operations and a reconciliation of adjusted EBITDA to loss from continuing operations before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Adjusted EBITDA reconciliation
Income from continuing operations	$2,569	$9,537	$7,332	$25,135
Depreciation, amortization and accretion	42,089	37,799	82,826	74,134
Non-cash equity-based compensation	6,545	7,785	14,998	14,676

Adjusted EBITDA	$51,203	$55,121	$105,156	$113,945

Reconciliation of adjusted EBITDA to loss from continuing operations before income taxes
Adjusted EBITDA	$51,203	$55,121	$105,156	$113,945
Depreciation, amortization and accretion	(42,089)	(37,799)	(82,826)	(74,134)
Non-cash equity-based compensation	(6,545)	(7,785)	(14,998)	(14,676)
Interest income	20	44	50	158
Interest expense	(15,573)	(14,661)	(31,048)	(29,177)
Other income (expense)	66	(338)	(246)	(362)

Loss from continuing operations before income taxes	$(12,918)	$(5,418)	$(23,912)	$(4,246)

The table below presents selected financial information for the Company’s three geographic regions: Americas, EMEA (Europe, Middle East, and Africa) and Asia, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Americas	$179,836	$184,487	$356,076	$369,962
EMEA	30,724	25,611	59,943	52,354
Asia	11,196	9,763	22,324	19,068

Total revenue	$221,756	$219,861	$438,343	$441,384

			June 30, 2010	December 31, 2009
Property and equipment, net:
Americas			$701,975	$678,163
EMEA			108,392	82,329
Asia			23,949	23,360

Total property and equipment, net			$834,316	$783,852

For both the three and six months ended June 30, 2010 and 2009, revenue earned in the Americas represented approximately 81% and 84% of total revenue, respectively. Substantially all of the Company’s other non-current assets reside in the Americas geographic region.

NOTE 18—SUBSEQUENT EVENTS

Tender offer. On July 1, 2010 the Company commenced a tender offer to purchase any and all of its outstanding 3.0% Convertible Senior Notes (the Notes) due May 15, 2012 for an amount in cash equal to $990 per $1,000 principal amount of the Notes validly tendered and accepted for purchase plus accrued and unpaid interest up to, but not including, the date of purchase. The tender offer expired August 4, 2010, and 98.4% of the $345.0 million outstanding principal amount of the Notes, or $339.4 million, was purchased by the Company for $336.0 million. An additional $2.2 million was paid for accrued and unpaid interest.

Debt refinancing. On August 4, 2010, the Company entered into a $550.0 million, six year term loan agreement (the Term Loan) and a $75.0 million, three and a half year revolving credit facility (the Credit Facility) with various lenders, with Bank of America, N.A. acting as administrative agent. The proceeds of the Term Loan were used, together with cash on hand, to repay existing indebtedness, including the $336.0 million principal and $2.2 million interest paid on tendered Notes, the $110.0 million outstanding on the Company’s existing revolving credit facility, which was terminated, the $16.9 million principal and $0.1 million interest outstanding on the loan agreement with Cisco Systems Capital Corporation (Cisco), $11.2 million of the $13.1 million outstanding on the lease agreements with Cisco, plus an additional $0.2 million for interest, the £35.0 million, or approximately $55.4 million, outstanding on the loan agreement with Lombard North Central, Plc. (Lombard), and the £2.0 million, or approximately $3.2 million, settlement of the interest rate swap agreement related to the loan agreement with Lombard. There was $16.5 million of original issue discount associated with the Term Loan, which will be recognized as interest expense over the term of the loan. The Credit Facility includes a $40.0 million letter of credit provision, and can be used to fund working capital, for capital expenditures and other general corporate purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying unaudited condensed consolidated financial statements and notes thereto to assist readers in understanding our results of operations, financial condition, and cash flows. You should read the following discussion in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2009, and our MD&A as of and for the year ended December 31, 2009, included in our Annual Report on Form 10-K for such period as filed with the SEC. The following discussion contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, or the Act, that involve risks and uncertainties, including those set forth in Part I, Item 1A of our Annual Report on Form 10-K and in subsequent SEC filings. These forward-looking statements within the meaning of the Act may contain, among others, statements regarding projections and estimates, expectations, and management’s plans, strategies and objectives which should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “preliminary” and similar expressions. We caution against placing undue reliance on forward-looking statements, which reflect our good faith beliefs with respect to future events and are based on information currently available to us as of the date the forward-looking statement is made.

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

Hosting Services provide the core facilities, computing, including cloud services, data storage, security and network infrastructure on which to run business applications. Including Fusepoint, we manage 31 data centers located in the United States, Canada, Europe, and Asia with approximately 1.50 million square feet of gross raised floor space. Our hosting services are comprised of colocation and managed hosting and allow our customers to choose which parts of their IT infrastructure they own and operate versus those that we own and operate for them. Customers can scale their use of our services as their own requirements change and as customers learn the benefits of outsourcing IT infrastructure management.

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

•

Managed Hosting Services provide a fully managed solution for a customer’s IT infrastructure and network needs. In providing our managed hosting services, we deploy industry leading hardware and software platforms that are installed in our data centers to deliver the physical or virtualized services necessary for operating our customers’ applications. Managed hosting services include:

•

Cloud Services enable significant new levels of scalability, flexibility, and cost efficiency for businesses. Cloud is a style of computing that aligns business needs with IT capacity to drive more efficient and effective use of a customer’s infrastructure resources. The value of virtualized infrastructure, fully automated or scheduled provisioning processes, security assurances in complex environments, and flexible business terms can result in lower infrastructure and maintenance costs, preservation of capital, elasticity to respond to changing business needs and unanticipated load changes, acceleration of new application platforms, better end-user experience and reduction of carbon footprint through consolidation and lower energy consumption.

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

Business Trends and Outlook

We continue to be impacted by the overall economy in that the predictability in timing of sales cycles for new business has continued to be challenged by lengthy decision making cycles caused, in part, by strained IT budgets. Despite these challenges, we believe we have considerable opportunity and believe that companies will increasingly consider adopting outsourced IT solutions as they attempt to reduce their infrastructure spending and meet the increasing demands from their user communities. Our services model enables our enterprise customers to choose from a number of different strategies designed to reduce their IT costs. Our focus is to provide mission-critical, non-discretionary IT infrastructure outsourcing and we believe that our target customer base considers us specialists in the areas of server management, storage, virtualization, security and network infrastructure. With the completion in 2008 of a significant phase of our global data center expansion, and additional expansion in key markets in 2010, we believe we have the right footprint, operational plan, and functionality in place to provide our customers with the products and services they need at the locations where they need it. Additionally, with our recent acquisition of Fusepoint, Inc., we have expanded our global footprint into Canada. We continue to work with our existing customers to understand their business needs and related geographic and product extension opportunities; the pursuit of which, we believe, will foster stronger, mutually beneficial relationships with our customers. We are also evaluating and entering into strategic alliances, such as our agreement with Thomson Reuters, which provides managed hosting and network solutions to Thomson Reuters customers through our data centers.

The center point of our strategy is to grow our hosting business through our managed hosting service offerings. We believe that we can show customers that we can decrease their costs by moving towards our managed hosting solutions for their IT needs. While colocation and network services play an important and foundational role, we remain intensely focused on growing our managed hosting business, specifically in our new offerings such as cloud services. We successfully launched the first of our cloud service offerings during 2009 and accelerated the acceptance program on our advanced virtual private data center for cloud services in the first quarter of 2010. The colocation market has grown, pricing has stabilized and we remain committed to delivering growth in that business as well. However, in the fourth quarter of 2009, we experienced revenue decreases from non-core, below-market margin customers, including certain of those in the internet content business, and certain of our network products, which we expect to remain under pressure throughout 2010. We have increased our focus on our network services and have started to see stabilization in that segment of our business, while continuing to provide an integrated managed hosting and managed network solution, particularly in hosted applications requiring higher network performance characteristics. Approximately two-thirds of our customers purchase all three of our services: managed hosting, colocation and network. Accordingly, we believe the intersection of these three services allows us to produce a much higher return on invested capital than managed hosting, colocation or network alone, particularly by leveraging technologies for shared platform resources.

Based on current economic conditions and demand for our services, we will also continue to remain focused on initiatives that we believe will continue to improve and grow our business, including:

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

Significant Events

Credit agreement. In June 2010 we amended our existing amended and restated credit agreement to increase the available borrowing capacity on our existing revolving credit facility, or the Credit Agreement. Under the amended terms of the Credit Agreement we have borrowing capacity of $150.0 million which includes a $40.0 million letter of credit provision. The Credit Agreement will mature in December 2011. Borrowings under the Credit Agreement may be used to fund working capital, acquisitions, for capital expenditures and other general corporate purposes. The Credit Agreement contains affirmative, negative, and financial covenants which are measured on a quarterly basis and include limitations on capital expenditures and require maintenance of certain financial measures at defined levels. Our obligations under the Credit Agreement and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of our assets, interest in assets and proceeds thereof, excluding those assets pledged under our loan with Lombard North Central, Plc. We have elected to pay interest on a three month LIBOR rate, plus an applicable margin. Unused commitments on the Credit Agreement are subject to an annual commitment fee of 0.50% to 0.75% and a fee is applied to outstanding letters of credit of 3.825% to 4.825%. With the amendment of the Credit Agreement, we incurred $2.6 million of additional debt issuance costs to be amortized through the maturity date, and we will incur an additional financing fee of $0.2 million each quarter. As of June 30, 2010, the interest rate, including margin, was 6.50%. In connection with the acquisition of Fusepoint as described below, we utilized $110.0 million of our outstanding borrowing capacity under the Credit Agreement to partially fund the purchase. There were $110.0 million of outstanding borrowings and approximately $32.4 million outstanding letters of credit as of June 30, 2010, with approximately $7.6 million of additional borrowing capacity.

Fusepoint acquisition. On June 16, 2010, we completed our acquisition of Fusepoint, Inc., or Fusepoint. Fusepoint is an independent provider of outsourced managed IT and infrastructure services to mid-market and larger enterprises in Canada. With the acquisition of Fusepoint, we obtained hosting assets in three data centers in Toronto, Vancouver and Montreal.

We acquired Fusepoint for $121.0 million in cash, after adjustment for estimated working capital and debt levels, and subject to a working capital true-up 60 days subsequent to closing. At the closing, $12.5 million of the purchase price was placed in escrow for possible application against this working capital adjustment, certain tax liabilities, and indemnification claims that may be made in the first year following closing. We funded the acquisition through available cash on hand and the assumption of an additional $110.0 million of debt through the utilization of increased borrowing capacity under the Credit Agreement, which was amended and upsized to $150.0 million as described above. The acquisition will be accounted for using the acquisition method of accounting. Acquisition and integration related costs of $3.5 million were included in our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2010.

Subsequent Events

Tender offer. On July 1, 2010 we commenced a tender offer to purchase any and all of our outstanding 3.0% Convertible Senior Notes, or the Notes, due May 15, 2012 for an amount in cash equal to $990 per $1,000 principal amount of the Notes validly tendered and accepted for purchase plus accrued and unpaid interest up to, but not including, the date of purchase. The tender offer expired August 4, 2010, and we purchased 98.4% of the $345.0 million outstanding principal amount of the Notes, or $339.4 million, for $336.0 million. An additional $2.2 million was paid for accrued and unpaid interest.

Debt refinancing. On August 4, 2010, we entered into a $550.0 million, six year term loan agreement, or the Term Loan, and a $75.0 million, three and a half year revolving credit facility, or the Credit Facility, with various lenders, with Bank of America, N.A. acting as administrative agent. The proceeds of the Term Loan were used, together with cash on hand, to repay existing indebtedness, including the $336.0 million principal and $2.2 million interest paid on tendered Notes, the $110.0 million outstanding on the Company’s existing revolving credit facility, which was terminated, $16.9 million principal and $0.1 million interest on the loan agreement with Cisco Systems Capital Corporation, or Cisco, and $11.2 million of the $13.1 million outstanding on the lease agreements with Cisco, plus an additional $0.2 million for interest, the £35.0 million, or approximately $55.4 million, outstanding on the loan agreement with Lombard North Central, Plc., or Lombard, and the £2.0 million, or approximately $3.2 million, settlement of the interest rate swap related to the loan agreement with Lombard. There was $16.5 million of original issue discount associated with the Term Loan, which will be recognized as interest expense over the term of the loan. The Credit Facility includes a $40.0 million letter of credit provision and can be used to fund working capital, for capital expenditures and other general corporate purposes.

RESULTS OF OPERATIONS

The historical financial information included in this Quarterly Report on Form 10-Q is not intended to represent the consolidated results of operations, financial position, or cash flows that may be achieved in the future.

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Executive Summary of Results of Operations

Revenue increased $1.9 million, or 1%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily as a result of a 10% increase in managed hosting revenue, partially offset by a decline in network services revenue. Income from continuing operations decreased $7.0 million to $2.6 million for the three months ended June 30, 2010 compared to income from continuing operations of $9.5 million for the three months ended June 30, 2009, primarily due to increases in depreciation and other operating expenses. Loss from continuing operations before income taxes for the three months ended June 30, 2010 was $12.9 million compared to $5.4 million for the three months ended June 30, 2009.

The following table presents revenue by major service category (dollars in thousands):

	Three Months Ended June 30,
	2010	2009	Dollar Change	Percentage Change
Revenue:
Colocation	$84,281	$84,856	$(575)	(1%)
Managed hosting	73,898	67,303	6,595	10%

Total hosting	158,179	152,159	6,020	4%
Network services	63,577	67,702	(4,125)	(6%)

Total revenue	$221,756	$219,861	$1,895	1%

Revenue. Revenue was $221.8 million for the three months ended June 30, 2010, an increase of $1.9 million, or 1%, from $219.9 million for the three months ended June 30, 2009. Revenue for the three months ended June 30, 2009 included $6.6 million of revenue from the American Stock Exchange, or AMEX, a customer which was acquired by the New York Stock Exchange and subsequently cancelled its service with us in 2009. Total hosting revenue was $158.2 million for the three months ended June 30, 2010, an increase of $6.0 million from $152.2 million for the three months ended June 30, 2009. The increase was driven by a $6.6 million increase in managed hosting revenue, which included $0.6 million of incremental revenue resulting from our acquisition of Fusepoint. During the three months ended June 30, 2009, we recorded approximately $5.1 million of revenue from AMEX. Offsetting this prior year non-recurring revenue was net growth of $11.7 million, which reflected strong growth in our dedicated hosting, storage and professional services products. Overall hosting growth was moderated by declines in our colocation product, which decreased $0.6 million for the three months ended June 30, 2010. Organically, we experienced a $1.3 million decline in colocation revenue, partially offset by $0.7 million incremental Fusepoint revenue, as we are continuing to replace the $6.1 million of customer churn in the fourth quarter of 2009 primarily related to the exit of certain large internet content and financial services industry customers. Network services revenue was $63.6 million for the three months ended June 30, 2010, a decrease of $4.1 million, or 6%, from $67.7 million for the three months ended June 30, 2009. Included in network services revenue for the three months ended June 30, 2009, was approximately $1.2 million of non-recurring revenue from AMEX. The remaining $2.9 million decrease was driven primarily by a $3.2 million decline in internet access revenue.

Cost of revenue. Cost of revenue includes facility rental costs, utilities, circuit costs and other operating costs for hosting space; costs of leasing local access lines to connect customers to our Points of Presence, or PoPs; leasing backbone circuits to interconnect our PoPs; indefeasible rights of use, operations and maintenance; and salaries and related benefits for engineering, service delivery and provisioning, customer service, consulting services and operations personnel who maintain our network, monitor network performance, resolve service issues, and install new sites. Cost of revenue excludes depreciation, amortization and accretion, which is reported as a separate line item of operating costs, and includes non-cash equity-based compensation. Cost of revenue was $120.2 million for the three months ended June 30, 2010, a decrease of $1.2 million, or 1%, from $121.4 million for the three months ended June 30, 2009. The decrease was primarily due to $4.8 million in reduced local loop and circuit costs driven by a reduction in network services revenue and a $1.4 million decrease in building rent related to the expansion of an existing data center in Chicago which resulted in the reclassification of the lease to a capital lease, partially offset by $5.0 million increases in hosting and other costs.

Sales, general and administrative expenses. Sales, general and administrative expenses include sales and marketing salaries and related benefits; product management, pricing and support salaries and related benefits; sales commissions and referral payments; advertising, direct marketing and trade show costs; occupancy costs; executive, financial, legal, tax and administrative support personnel and related costs; professional services, including legal, accounting, tax and consulting services; and bad debt expense. It excludes depreciation, amortization and accretion, which is reported as a separate line item of operating costs, and includes non-cash equity-based compensation. Sales, general and administrative expenses were $56.9 million for the three months ended June 30, 2010, an increase of $5.8 million, or 11%, from $51.1 million for the three months ended June 30, 2009. This increase was primarily driven by $3.5 million acquisition and integration costs related to the acquisition of Fusepoint, a $3.2 million increase in people costs related to increased headcount and improved sales performance, and a $0.7 million increase in marketing expense, all of which were partially offset by a $1.3 million decrease in non-cash equity-based compensation.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense consists primarily of the depreciation of property and equipment, amortization of intangible assets, and accretion expense related to the aging of the discounted present value of certain liabilities and unfavorable long-term contracts assumed in acquisitions. Depreciation, amortization and accretion was $42.1 million for the three months ended June 30, 2010, an increase of $4.3 million, or 11%, from $37.8 million for the three months ended June 30, 2009. This increase was due to depreciation on the addition of new data center assets and other capital expenditures of $8.4 million, which was partially offset by a $2.3 million decrease in depreciation due to certain assets becoming fully depreciated and $2.1 million decrease in deprecation due to foreign currency impact from assets in our international regions.

Other income and expense. Other income and expense represents interest on our long-term debt, interest on our capital and financing method lease obligations, certain other non-operating charges, and interest income on our invested cash balances. Other income and expense was $15.5 million for the three months ended June 30, 2010, an increase of $0.5 million, or 4%, from $15.0 million for the three months ended June 30, 2009. The $0.9 million increase in interest expense for the three months ended June 30, 2010 was due to $1.2 million of interest related to the expansion of an existing data center in Chicago which resulted in the reclassification of the lease to a capital lease and $0.3 million increase in accreted convertible debt interest, partially offset by a $0.6 million increase in capitalized interest. Other income and expense improved $0.4 million due to more favorable impact from currency revaluation of foreign denominated balances, combined with the recognition of ineffectiveness on our interest rate swap during the six months ended June 30, 2010. The following table presents a quarterly overview of the components of other income and expense (dollars in thousands):

	Three Months Ended June 30,
	2010	2009	Dollar Change	Percentage Change
Other (income) and expense
Interest expense	$15,573	$14,661	$912	6%
Interest income	(20)	(44)	24	54%
Other (income) expense	(66)	338	(404)	(119%)

Total other (income) and expense	$15,487	$14,955	$532	4%

Loss from continuing operations before income taxes. Loss from continuing operations before income taxes for the three months ended June 30, 2010 was $12.9 million, a decline of $7.5 million from a loss from continuing operations before income taxes of $5.4 million for the three months ended June 30, 2009.

Income tax expense. Income tax expense for the three months ended June 30, 2010 was $0.2 million compared to $0.8 million for the three months ended June 30, 2009. The $0.6 million decrease was due to the expectation of a lower alternative minimum tax liability in 2010 and a $0.1 million foreign tax refund.

Loss from continuing operations, net of income taxes. Loss from continuing operations, net of income taxes for the three months ended June 30, 2010 was $13.1 million, a decline of $6.9 million, from a loss from continuing operations, net of income taxes of $6.2 million for the three months ended June 30, 2009, driven by the factors previously described.

Loss from discontinued operations, net of income taxes. Loss from discontinued operations, net of income taxes, was $0.05 million for the three months ended June 30, 2010. This represents the loss from our applications services business which was acquired in connection with our acquisition of Fusepoint, Inc. These assets have been classified as held for sale.

Net loss. Net loss for the three months ended June 30, 2010 was $13.2 million, a decline of $7.0 million, from a net loss of $6.2 million for the three months ended June 30, 2009, driven by the factors previously described.

Segment Information

Segment Adjusted EBITDA

The discussion of our results of operations by segment presented below includes references to and analysis of our segment adjusted EBITDA results. Adjusted EBITDA represents income from continuing operations before depreciation, amortization and accretion, and non-cash equity-based compensation. Adjusted EBITDA is reconciled below to its most comparable measure, income from continuing operations. Adjusted EBITDA is further reconciled to income loss from continuing operations before income taxes in Note 17 of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We use adjusted EBITDA as a performance measure to evaluate our segments because we believe that such information is a relevant measure of a company’s operating financial performance and liquidity in our industry. The calculation of adjusted EBITDA is not specified by U.S. generally accepted accounting principles. As such, our calculation of adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents revenue and adjusted EBITDA by segment, and excludes the results of our discontinued operations (dollars in thousands):

	Three Months Ended June 30,
	2010	2009	Dollar Change	Percent Change
Revenue
Hosting	$158,179	$152,159	$6,020	4%
Network	63,577	67,702	(4,125)	(6%)

Total revenue	$221,756	$219,861	$1,895	1%

Adjusted EBITDA
Hosting	$59,280	$60,221	$(941)	(2%)
Network	16,589	16,804	(215)	(1%)
Corporate - other (1)	(24,666)	(21,904)	(2,762)	(13%)

Total adjusted EBITDA	$51,203	$55,121	$(3,918)	(7%)

Adjusted EBITDA reconciliation
Income from continuing operations	$2,569	$9,537
Depreciation, amortization and accretion	42,089	37,799
Non-cash equity-based compensation	6,545	7,785

Adjusted EBITDA	$51,203	$55,121

(1)	Includes all costs not directly associated with hosting services or network services, including $3.5 million acquisition and integration related costs in the three months ended June 30, 2010.

Revenue

Hosting. Revenue from our hosting segment was $158.2 million for the three months ended June 30, 2010, a $6.0 million increase from $152.2 million for the three months ended June 30, 2009. The increase was driven by a $6.6 million increase in managed hosting revenue, which included $0.6 million of incremental revenue resulting from our acquisition of Fusepoint. During the three months ended June 30, 2009, we recorded approximately $5.1 million of revenue from AMEX. Offsetting this prior year non-recurring revenue was net growth of $11.7 million, which reflected strong growth in our dedicated hosting, storage and professional services products. Overall hosting growth was moderated by declines in our colocation product, which decreased $0.6 million for the three months ended June 30, 2010. Organically, we experienced a $1.3 million decline in colocation revenue, partially offset by $0.7 million incremental Fusepoint revenue, as we are continuing to experience the effect of $6.1 million of customer churn in the fourth quarter of 2009 primarily related to certain large internet content and financial services industry customers.

Network. Network services revenue was $63.6 million for the three months ended June 30, 2010, a decrease of $4.1 million, or 6%, from $67.7 million for the three months ended June 30, 2009. Included in network services revenue for the three month ended June 30, 2009, was approximately $1.2 million of non-recurring revenue from AMEX. The remaining $2.9 million decrease was driven primarily by a $3.2 million decline in internet access revenue.

Adjusted EBITDA

Hosting. Adjusted EBITDA for our hosting segment was $59.3 million for the three months ended June 30, 2010, a decrease of $0.9 million, or 2%, from $60.2 million for the three months ended June 30, 2009. The decrease was driven by a $6.9 million increase in hosting costs, partially offset by a $6.0 million increase in hosting revenue. Costs directly associated with our hosting segment include the costs of facility rentals, utilities, equipment and software maintenance costs and other operating costs for hosting space and the salaries and related benefits for personnel directly or indirectly associated with our hosting products. The $6.9 million increase in costs was driven by a $3.0 million increase in costs for third party contractors to support increased managed hosting revenue, $1.9 million higher equipment and software maintenance costs, primarily due to new business and increased license usage, and $1.7 million of increased personnel costs, predominately due to increased sales commissions related to new and renewed business. Segment adjusted EBITDA as a percentage of segment revenue was 37% for the three months ended June 30, 2010 compared to 40% for the three months ended June 30, 2009.

Network. Adjusted EBITDA for our network segment was $16.6 million for the three months ended June 30, 2010, a decrease of $0.2 million, or 1%, from $16.8 million for the three months ended June 30, 2009. Costs directly associated with our network segment include costs of leasing local access lines to connect customers to our Points of Presence, or PoPs, leasing backbone circuits to interconnect our PoPs, indefeasible rights of use, operations, and maintenance, and salaries and related benefits for personnel directly or indirectly associated with our network products. Revenue declined by $4.1 million primarily due to $3.2 million in internet access and $1.6 million in managed VPN. These revenue declines were offset by $3.9 million of cost savings comprised of $4.8 million of reduced local loop, circuit and network facility costs driven by revenue reductions and a $1.0 million increase in people costs driven primarily by sales commissions on new and renewed business. Segment adjusted EBITDA as a percentage of segment revenue increased to 26% for the three months ended June 30, 2010 compared to 25% for the three months ended June 30, 2009.

Corporate - other. Corporate - other adjusted EBITDA includes all operating costs not directly associated with our hosting or network segments, primarily general and administrative costs including executive, financial, legal, tax, internal IT and administrative support personnel and related costs, costs for professional services, including legal accounting, tax and consulting services. These costs were $24.7 million for the three months ended June 30, 2010 an increase of $2.8 million from $21.9 million for the three months ended June 30, 2009. This was driven by $3.5 million of acquisition and integration costs related to our acquisition of Fusepoint.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Executive Summary of Results of Operations

Revenue decreased $3.0 million, or 1%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily as a result of a 7% decrease in network services revenue, which was partially offset by a 6% increase in managed hosting revenue. Income from continuing operations decreased $17.8 million to $7.3 million for the six months ended June 30, 2010 compared to income from continuing operations of $25.1 million for the six months ended June 30, 2009, primarily due to increases in depreciation and other operating expenses. Loss from continuing operations before income taxes for the six months ended June 30, 2010 was $23.9 million compared to $4.2 million for the three months ended June 30, 2009.

The following table presents revenue by major service category (dollars in thousands):

	Six Months Ended June 30,
	2010	2009	Dollar Change	Percentage Change
Revenue:
Colocation	$166,748	$169,088	$(2,340)	(1%)
Managed hosting	144,182	135,389	8,793	6%

Total hosting	310,930	304,477	6,453	2%
Network services	127,413	136,907	(9,494)	(7%)

Total revenue	$438,343	$441,384	$(3,041)	(1%)

Revenue. Revenue was $438.3 million for the six months ended June 30, 2010, a decrease of $3.0 million, or 1%, from $441.4 million for the six months ended June 30, 2009. Revenue for the six months ended June 30, 2009 included $3.0 million of non-recurring termination fees and $12.8 million of revenue from AMEX. Total hosting revenue was $310.9 million for the six months ended June 30, 2010, an increase of $6.5 million from $304.5 million for the six months ended June 30, 2009. The increase was driven by an $8.8 million increase in managed hosting revenue, which included $0.6 million of incremental revenue resulting from our acquisition of Fusepoint. During the six months ended June 30, 2009, we recorded approximately $3.0 million of non-recurring termination fees and approximately $10.0 million of revenue from AMEX. Offsetting this prior year non-recurring revenue was net growth of $21.8 million, which reflected strong growth in our dedicated hosting, storage and professional services products. Overall hosting growth was moderated by a $2.3 million decline in our colocation product for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, which included $0.5 million in non-recurring revenue from AMEX. Organically, we experienced a $3.0 million decline in colocation revenue, partially offset by $0.7 million incremental Fusepoint revenue. We are continuing to replace the $6.1 million of customer churn we experienced in the fourth quarter of 2009, primarily related to the exit of certain large internet content and financial services industry customers. Network services revenue was $127.4 million for the six months ended June 30, 2010, a decrease of $9.5 million, or 7%, from $136.9 million for the six months ended June 30, 2009. Included in network services revenue for the six months ended June 30, 2009 was approximately $2.3 million of non-recurring revenue from AMEX. The remaining $7.2 million decrease was driven primarily by a $6.4 million decline in internet access revenue.

Cost of revenue. Cost of revenue was $239.6 million for the six months ended June 30, 2010, a decrease of $2.4 million, or 1%, from $242.0 million for the six months ended June 30, 2009. This decrease was primarily driven by a $4.5 million decrease in customer circuit costs on decreased network revenue and a $1.6 million decrease in building rent related to the expansion of an existing data center in Chicago which resulted in the reclassification of the lease to a capital lease, partially offset by a $3.8 million increase in software maintenance.

Sales, general and administrative expenses. Sales, general and administrative expenses were $108.6 million for the six months ended June 30, 2010, an increase of $8.4 million, or 8%, from $100.1 million for the six months ended June 30, 2009. This increase was driven by a $6.2 million increase in people costs primarily related to increased headcount and improved sales performance and $3.5 million of acquisition and integration costs related to our acquisition of Fusepoint.

Depreciation, amortization and accretion. Depreciation, amortization and accretion was $82.8 million for the six months ended June 30, 2010, an increase of $8.7 million, or 12%, from $74.1 million for the six months ended June 30, 2009. This increase was due to the addition of new data centers and other capital expenditures of $16.1 million, which was partially offset by a $4.9 million decrease in depreciation due to certain assets becoming fully depreciated and $2.1 million decrease in deprecation due to foreign currency impact from assets in our international regions.

Other income and expense. Other income and expense was $31.2 million for the six months ended June 30, 2010, an increase of $1.9 million, or 6%, from $29.4 million for the six months ended June 30, 2009. The $1.9 million increase in interest expense for the six months ended June 30, 2010 was due to $2.4 million of interest related to the expansion of an existing data center in Chicago which resulted in the reclassification of the lease to a capital lease and $0.6 million increase in accreted convertible debt interest, partially offset by a $1.1 million increase in capitalized interest. Interest income decreased $0.1 million due to lower average interest rates and lower average daily cash balances invested during the six months ended June 30, 2010. Other income improved $0.1 million due to less favorable impact from currency revaluation of foreign denominated balances, combined with the recognition of ineffectiveness on our interest rate swap during the six months ended June 30, 2010. The following table presents a year-to-date overview of the components of other income and expense (dollars in thousands):

	Six Months Ended June 30,
	2010	2009	Dollar Change	Percentage Change
Other (income) and expense
Interest expense	$31,048	$29,177	$1,871	6%
Interest income	(50)	(158)	108	(68%)
Other (income) expense	246	362	(116)	(320%)

Total other (income) and expense	$31,244	$29,381	$1,863	6%

Loss from continuing operations before income taxes. Loss from continuing operations before income taxes for the six months ended June 30, 2010, was $23.9 million, a decline of $19.7 million, from a loss from continuing operations before income taxes of $4.2 million for the six months ended June 30, 2009.

Income tax expense. Income tax expense for the six months ended June 30, 2010 was $0.6 million compared to $1.3 million for the six months ended June 30, 2009. The $0.7 million decrease was due to the expectation of a lower alternative minimum tax liability in 2010 and a $0.1 million foreign tax refund.

Loss from continuing operations, net of income taxes. Loss from continuing operations, net of income taxes for the six months ended June 30, 2010 was $24.5 million, a decline of $18.9 million, from a loss from continuing operations, net of income taxes of $5.6 million for the six months ended June 30, 2009, driven by the factors previously described.

Loss from discontinued operations, net of income taxes. Loss from discontinued operations, net of income taxes, was $0.05 million for the six months ended June 30, 2010. This represents the loss from our applications services business acquired in our acquisition of Fusepoint, Inc. These assets have been classified as held for sale.

Net loss. Net loss for the six months ended June 30, 2010, was $24.5 million, a decline of $19.0 million from a net loss of $5.6 million for the six months ended June 30, 2009, primarily driven by the factors previously described.

Segment Information

Segment Adjusted EBITDA

The discussion of our results of operations by segment presented below includes references to and analysis of our segment adjusted EBITDA results. Adjusted EBITDA represents income from continuing operations before depreciation, amortization and accretion, and non-cash equity-based compensation. Adjusted EBITDA is reconciled below to its most comparable measure, income from continuing operations. Adjusted EBITDA is further reconciled to loss from continuing operations before income taxes in Note 17 of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We use adjusted EBITDA as a performance measure to evaluate our segments because we believe that such information is a relevant measure of a company’s operating financial performance and liquidity in our industry. The calculation of adjusted EBITDA is not specified by U.S. generally accepted accounting principles. As such, our calculation of adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents revenue and adjusted EBITDA by segment, and excludes the results of our discontinued operations (dollars in thousands):

	Six Months Ended June 30,
	2010	2009	Dollar Change	Percent Change
Revenue
Hosting	$310,930	$304,477	$6,453	2%
Network	127,413	136,907	(9,494)	(7%)

Total revenue	$438,343	$441,384	$(3,041)	(1%)

Adjusted EBITDA
Hosting	$118,240	$124,382	$(6,142)	(5%)
Network	32,854	33,056	(202)	(1%)
Corporate - other (1)	(45,938)	(43,493)	(2,445)	(6%)

Total adjusted EBITDA	$105,156	$113,945	$(8,789)	(8%)

Adjusted EBITDA reconciliation
Income from continuing operations	$7,332	$25,135
Depreciation, amortization and accretion	82,826	74,134
Non-cash equity-based compensation	14,998	14,676

Adjusted EBITDA	$105,156	$113,945

(1)	Includes all costs not directly associated with hosting services or network services, including $3.5 million acquisition and integration related costs in the six months ended June 30, 2010.

Revenue

Hosting. Revenue from our hosting segment was $310.9 million for the six months ended June 30, 2010, an increase of $6.5 million from $304.5 million for the six months ended June 30, 2009. The increase was driven by an $8.8 million increase in managed hosting revenue, which included $0.6 million of incremental revenue resulting from our acquisition of Fusepoint. During the six months ended June 30, 2009, we recorded approximately $3.0 million of non-recurring termination fees and approximately $10.0 million of revenue from AMEX. Offsetting this prior year non-recurring revenue was net growth of $21.8 million, which reflected strong growth in our dedicated hosting, storage and professional services products. Overall hosting growth was moderated by declines in our colocation product, which decreased $2.3 million for the six months ended June 30, 2010 when compared to the six months ended June 30, 2009, which included approximately $0.5 million in non-recurring revenue from AMEX. Organically, we experienced a $3.0 million decline in colocation revenue, partially offset by $0.7 million incremental Fusepoint revenue, as we are continuing to experience the effect of $6.1 million of customer churn in the fourth quarter of 2009 primarily related to certain large internet content and financial services industry customers.

Network. Network services revenue was $127.4 million for the six months ended June 30, 2010, a decrease of $9.5 million, or 7%, from $136.9 million for the six months ended June 30, 2009. Included in network services revenue for the six months ended June 30, 2009 was approximately $2.3 million of non-recurring revenue from AMEX. The remaining $7.2 million decrease was driven primarily by a $6.4 million decline in internet access revenue.

Adjusted EBITDA

Hosting. Adjusted EBITDA for our hosting segment was $118.2 million for the six months ended June 30, 2010, a decrease of $6.1 million, or 5%, from $124.4 million for the six months ended June 30, 2009 which included $3.0 million of non-recurring termination fee revenue which had no associated costs. The decrease was driven by a $12.6 million increase in costs, primarily driven by $4.7 million of higher equipment and software maintenance costs, primarily due to new business and increased license usage, and an additional $4.8 million of costs for third party contractors to support increased managed hosting revenue. Additionally, sales and marketing expenses increased $3.6 million on higher commissions and expanded marketing efforts for hosting products. Segment adjusted EBITDA as a percentage of segment revenue was 38% for the six months ended June 30, 2010 compared to 41% for the six months ended June 30, 2009.

Network. Adjusted EBITDA for our network segment was $32.9 million for the six months ended June 30, 2010 and $33.1 million for the six months ended June 30, 2009. The revenue decline of $9.5 million was primarily due to $6.4 million in internet access and $3.7 managed VPN, and was offset by $9.3 million of cost savings comprised of $7.4 million of reduced local loop and circuit costs driven by revenue reductions and $1.4 million of increased people costs driven by increased commissions on new and renewed business. Segment adjusted EBITDA as a percentage of segment revenue increased to 26% for the six months ended June 30, 2010 compared to 24% for the six months ended June 30, 2009.

Corporate - other. Corporate - other adjusted EBITDA includes all operating costs not directly associated with our hosting or network segments, primarily general and administrative costs including executive, financial, legal, tax, internal IT and administrative support personnel and related costs, costs for professional services, including legal, accounting, tax and consulting services. These costs were $45.9 million for the six months ended June 30, 2010 an increase of $2.4 million from $43.5 million for the six months ended June 30, 2009. This was driven by $3.5 million of acquisition and integration costs related to our acquisition of Fusepoint.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Use of Cash

As of June 30, 2010, our cash and cash equivalents balance was $118.7 million, and we have $7.6 million of available capacity on our revolving credit facility. On July 1, 2010, we commenced a tender offer to purchase any and all of the outstanding Notes for an amount in cash equal to $990 per $1,000 principal amount of the Notes validly tendered and accepted for purchase plus accrued and unpaid interest up to, but not including, the date of purchase. The tender offer expired August 4, 2010, and the Company purchased 98.4% of the $345.0 million outstanding principal amount of the Notes, or $339.4 million, for $338.2 million, which included $2.2 million of accrued and unpaid interest. The repurchase of the Notes was funded through our entry into $625.0 million of senior credit facilities, including a $550.0 million term loan maturing in 2016 and a $75.0 million revolving credit facility maturing in early 2014. The $550.0 million of term loan debt funded the repurchase of the convertible notes, the repayment of our Lombard loan for approximately $55.4 million, the settlement and subsequent termination of our revolving credit facility with Wells Fargo Capital Finance of $110.0 million, approximately $28.4 million of loans and leases, including interest, and the settlement of the interest rate swap related to our Lombard loan for approximately $3.2 million. We believe we have sufficient cash to fund business operations and capital expenditures for at least twelve months from the date of this filing, from cash on hand, operations, and available debt capacity.

The following table presents our cash flows for the periods indicated (dollars in thousands):

	For the Six Months Ended June 30,
	2010	2009
Cash provided by (used in):
Operating activities	$71,292	$84,046
Investing activities	(214,704)	(45,476)
Financing activities	104,280	(4,995)
Effect of exchange rates on cash and cash equivalents	(2,954)	89

Net increase (decrease) in cash and cash equivalents	$(42,086)	$33,664

Operating activities. We generated $71.3 million of cash from operating activities during the six months ended June 30, 2010, a decrease of $12.7 million in cash from operating activities of $84.0 million for the six months ended June 30, 2009. This decrease was driven by lower operating results, largely resulting from customer churn during 2009 and increased prepayments for maintenance and rent related costs. We anticipate continuing to generate cash from operating activities during the next twelve months.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2010 was $214.7 million, an increase of $169.2 million from net cash used in investing activities of $45.5 million for the six months ended June 30, 2009. The increase in cash used was driven by our net investment of $112.5 million in Fusepoint. Additionally, we incurred incremental data center expansion related capital expenditures of $18.5 million during the six months ended June 30, 2010.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2010 was $104.3 million, an increase of $109.3 million from net cash used by financing activities of $5.0 million for the six months ended June 30, 2009. This increase primarily relates to $110.0 million in proceeds from long term debt used to fund our acquisition of Fusepoint in the six months ended June 30, 2010. With the exception of the net cash flow impact of the refinancing of our long term debt, we anticipate our financing activities for the next twelve months to consist primarily of principal payments on our capital lease obligations.

Trade Accounts Receivable

Trade accounts receivable, net of allowance, was $59.5 million as of June 30, 2010, an increase of $13.7 million from $45.8 million at December 31, 2009, and included $4.3 million of trade accounts receivable, net acquired with Fusepoint. The remaining $9.4 million increase is primarily driven by a lengthening of the collection cycle through both extended payment terms granted to, and more aggressive cash management strategies employed by, certain customers. We continue to monitor and adjust our cash collection process and cash management strategies to mitigate any adverse impacts on our liquidity and results from operations. Other than any financing activities we may pursue, customer collections are a primary source of cash. As such, we are vulnerable to economic downturn and the impact it may have on our customers’ spending. We believe we have a strong customer base with no one customer accounting for more than 10% of our revenues; however, 27% of our revenue for the six months ended June 30, 2010 was generated by customers in the financial services industry. Given the ongoing economic environment and uncertainty in the financial services industry, we remain cautious regarding these customers and their future impact on our revenue and profitability.

Long-term Debt and Other Financing

Long-term debt. The following table sets forth our long-term debt and other financing as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010	December 31, 2009
Convertible notes	$313,533	$305,921
Lombard loan facility	52,444	55,973
Other financing (1)	17,496	20,795
Credit agreement	110,000	—
Capital and financing method lease obligations (2)	240,833	234,776

Total long-term debt and other financing	$734,306	$617,465

(1)	Other financing includes borrowings under our Cisco loan agreement, for which the weighted-average interest rate was 6.50% as of June 30, 2010 and December 31, 2009. The amount presented in the table above includes the current amounts due of $6.6 million for both June 30, 2010 and December 31, 2009. Payments on the loan are made monthly.
(2)	Capital and financing method lease obligations include capital and financing method leases on certain of our facilities and equipment held under capital leases. The weighted-average interest rates for such leases were 12.59% as of June 30, 2010 and 15.32% as of December 31, 2009. The amounts presented in the table above include the current amounts due of $14.9 million as of June 30, 2010 and $10.9 million as of December 31, 2009.

Credit agreement. In June 2010 we amended our existing amended and restated credit agreement to increase the available borrowing capacity on our existing revolving credit facility (the Credit Agreement). Under the amended terms of the Credit Agreement we have borrowing capacity of $150.0 million, which includes a $40.0 million letter of credit provision. The Credit Agreement will mature in December 2011. Borrowings under the Credit Agreement may be used to fund working capital, acquisitions, for capital expenditures and other general corporate purposes. The Credit Agreement contains affirmative, negative, and financial covenants which are measured on a quarterly basis and include limitations on capital expenditures and require maintenance of certain financial measures at defined levels. Our obligations under the Credit Agreement and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of our assets, interest in assets and proceeds thereof, excluding those assets pledged under our loan with Lombard North Central, Plc. We have elected to pay interest on a three month LIBOR rate, plus an applicable margin. Unused commitments on the Credit Agreement are subject to an annual commitment fee of 0.50% to 0.75% and a fee is applied to outstanding letters of credit of 3.825% to 4.825%. With the amendment of the Credit Agreement, we incurred $2.6 million of additional debt issuance costs to be amortized through the maturity date, and we will incur an additional financing fee of $0.2 million each quarter. As of June 30, 2010, the interest rate, including margin, was 6.50%. In connection with the acquisition of Fusepoint as described below, we utilized $110.0 million of our outstanding borrowing capacity under the Credit Agreement to partially fund the purchase of Fusepoint. There were $110.0 million of outstanding borrowings and approximately $32.4 million outstanding letters of credit as of June 30, 2010, with approximately $7.6 million of additional borrowing capacity.

Future principal payments. The following table sets forth our aggregate future principal payments of long-term debt and other financing as of June 30, 2010 (dollars in thousands):

	Future Principal Payments of Long-term Debt and Other Financing
	Total	Remainder 2010	2011	2012	2013	2014	Thereafter
Convertible notes (1)	$345,000	$—	$—	$345,000	$—	$—	$—
Capital lease obligations (2)	187,818	7,532	16,435	15,974	12,500	13,702	121,675
Lombard loan agreement (3)	52,444	—	8,428	18,262	25,754	—	—
Other financing	17,496	3,300	6,600	6,123	1,473	—	—
Credit agreement	110,000	—	110,000	—	—	—	—

Total	$712,758	$10,832	$141,463	$385,359	$39,727	$13,702	$121,675

(1)	Represents principal amount of the convertible notes.
(2)	Does not include future payments on our financing method lease obligation as they represent interest payments over the term of the lease.
(3)	The Lombard loan agreement is denominated in GBP, future principal payments in USD are based on our quarter-end exchange rate.

As described in Note 18 of the Notes to the Financial Statements, we refinanced portions of our existing debt on August 4, 2010, which changed the future principal payments.

The weighted-average cash interest rate applicable to outstanding borrowings was 3.9% and 3.2% as of June 30, 2010 and December 31, 2009, respectively.

For further information on our long-term debt, please refer to Note 8 of Notes to the Financial Statements located in this Quarterly Report on Form 10-Q.

Debt Covenants

The provisions of our debt agreements contain covenants including, but not limited to, restricting or limiting our ability to incur more debt, issue guarantees, pay dividends, and repurchase stock (subject to financial measures and other conditions). We were in compliance with all such covenants as of and during the three months ended June 30, 2010, and anticipate compliance with all covenants for at least the next twelve months. However, the ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt agreements and could trigger cross defaults and acceleration of repayment obligations.

Commitments and Contingencies

Our customer contracts generally span multiple periods, which result in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $31.4 million, $25.2 million, $13.7 million, $9.6 million, $8.3 million, and $51.9 million during the years ended December 31, 2010, 2011, 2012, 2013, 2014, and thereafter, respectively. Should we not meet the minimum spending levels in any given term, decreasing termination liabilities, representing a percentage of the remaining contractual amounts, may become immediately due and payable. Furthermore, certain of these termination liabilities are potentially subject to reduction should we experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if we had terminated all of these agreements as of June 30, 2010, the maximum liability would have been $140.1 million. To mitigate this exposure, at times, we align our minimum spending commitments with customer revenue commitments for related services.

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

Off-Balance-Sheet Arrangements

As of June 30, 2010 we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in our consolidated balance sheets, such as letters of credit, indemnifications, and operating leases under which certain facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through January 2031, and may be renewed as circumstances warrant. As of June 30, 2010, we had $32.4 million in letters of credit outstanding under the Credit Agreement, pledged as collateral to support certain facility leases and utility agreements. Also, in connection with the 2007 sale of our assets related to content delivery network services, we agreed to indemnify the purchaser should it incur certain losses due to a breach of our representations and warranties. We have not incurred a liability relating to these indemnification provisions in the past, and we believe that the likelihood of any future payout relating to these provisions is remote. Therefore, we have not recorded a liability during any period related to these indemnification provisions.

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

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our financial statements, which are prepared in accordance with U.S. generally accepted accounting principals (GAAP). U.S. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements are discussed in more detail in Note 2 to the Notes to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Critical Accounting Estimates” included in our Annual Report on Form 10-K as filed with the SEC on March 5, 2010. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2010.

For information on recently adopted and recently issued accounting pronouncements, please refer to Note 2 of Notes to the Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of June 30, 2010, we had $110.0 million outstanding variable rate debt on our revolving credit facility, with an interest rate payable as of June 30, 2010 of three month LIBOR plus margin of 6.50%. In addition, we had approximately $52.4 million outstanding variable rate debt under our loan agreement with Lombard North Central Plc. The interest rate payable for the three months ended June 30, 2010 was based on one-month LIBOR, set at the beginning of each month, plus 2.80%, and averaged 3.26%. In January 2009, we entered into an amended interest rate swap agreement with National Westminster Bank, Plc. to fix the variable interest rate for the outstanding balance as of December 31, 2008 at 7.86%. The remainder of our outstanding debt was fixed rate debt and was comprised of our convertible notes and our loan agreement with Cisco Systems Capital Corporation. The convertible notes bear cash interest on the $345.0 million principal at 3% per annum, and an additional 5.36% of interest expense is recognized as accretion of the discounted portion of the convertible notes. As of June 30, 2010, the carrying amount of the convertible notes was $313.5 million. There was $17.5 million outstanding for the loan agreement with Cisco Systems Capital Corporation as of June 30, 2010, which provided for borrowings of up to $33.0 million, at an annual interest rate of 6.50%, to purchase network equipment.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit Index Number	Exhibit Description	Filed with the	Incorporated by Reference
		Form 10-Q	Form	Filing Date with the SEC	Exhibit Number

2.1	Agreement and Plan of Merger dated May 28, 2010 by and among Fusepoint, Inc., Savvis, Inc., Blue Jay Merger Sub, Inc., and M/C Venture Partners V, L.P., as Stockholders’ Representative		8-K	June 1, 2010	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1	November 12, 1999	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	January 31, 2000	3.2
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 14, 2002	3.3
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 13, 2004	3.4
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 5, 2005	3.5
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		8-K	June 7, 2006	3.1
3.7	Amended and Restated Bylaws of the Registrant		10-Q	August 1, 2008	3.3
10.1*	Letter Employment Agreement, dated March 10, 2010, between the Registrant and James E. Ousley		10-Q	May 6, 2010	10.1
10.2*	Separation Agreement and General Release, executed January 7, 2010, between the Registrant and Philip J. Koen		8-K	January 13, 2010	10.1
10.3*	Letter Agreement, dated February 25, 2010, between the Registrant and Gregory W. Freiberg		8-K	March 3, 2010	10.1
10.4	Amendment No. 5 to the Amended and Restated Credit Agreement, dated January 29, 2010, by and among SAVVIS Communications Corporation, Registrant, the lenders that are signatories thereto and Wells Fargo Capital Finance, as the arranger and the administrative agent for the Lenders	X
10.5	Amendment No. 6 to the Amended and Restated Credit Agreement, dated March 31, 2010, by and among SAVVIS Communications Corporation, Registrant, the lenders that are signatories thereto and Wells Fargo Capital Finance, as the arranger and the administrative agent for the Lenders	X
10.6	Amendment No. 7 to the Amended and Restated Credit Agreement, dated May 28, 2010, by and among SAVVIS Communications Corporation, Registrant, the lenders that are signatories thereto and Wells Fargo Capital Finance, as the arranger and the administrative agent for the Lenders		8-K	June 1, 2010	10.1

10.7	Amendment No. 8 to the Amended and Restated Credit Agreement, dated June 16, 2010, by and among SAVVIS Communications Corporation, Registrant, the lenders that are signatories thereto and Wells Fargo Capital Finance, as the arranger and the administrative agent for the Lenders		8-K	June 17, 2010	10.1
10.8	Supplement No. 1 to the Security Agreement, dated June 16, 2010, by and among the grantor parties thereto, and Wells Fargo Capital Finance, LLC, as the administrative agent for the lender parties		8-K	June 17, 2010	10.2
10.9	Guarantor Joinder Agreement dated June 16, 2010, by and among Blue Jay Merger Sub, Inc., the loan parties to the Amended and Restated Credit Agreement, and Wells Fargo Capital Finance, LLC, as the administrative agent for the lender parties		8-K	June 17, 2010	10.3
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Compensation arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVVIS, Inc.

Date: August 5, 2010	By: /s/ James E. Ousley

James E. Ousley
Chief Executive Officer
(principal executive officer)

Date: August 5, 2010	By: /s/ Gregory W. Freiberg

Gregory W. Freiberg
Chief Financial Officer
(principal financial officer and principal accounting officer)