Form 10-Q
period 2010-09-30
SAVVIS, Inc.
filed 2010-11-05
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Common stock, $0.01 Par Value – 56,117,002 shares as of October 29, 2010

The Exhibit Index begins on page 41.

SAVVIS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I.	FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2010	December 31, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$88,048	$160,815
Trade accounts receivable, net of allowance of $8,331 and $8,133	74,130	45,754
Prepaid expenses and other current assets	34,407	21,217

Total Current Assets	196,585	227,786

Property and equipment, net	841,083	783,852
Goodwill	77,208	—
Intangible assets, net	20,864	404
Other non-current assets	23,156	12,716

Total Assets	$1,158,896	$1,024,758

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Payables and other trade accruals	$64,849	$52,710
Current portion of long-term debt and lease obligations	18,901	17,479
Other current accrued liabilities	74,399	68,314

Total Current Liabilities	158,149	138,503

Long-term debt, net of current portion	531,283	376,089
Capital and financing method lease obligations, net of current portion	216,429	223,897
Other non-current accrued liabilities	79,340	76,452

Total Liabilities	985,201	814,941

Stockholders’ Equity:
Common stock; $0.01 par value, 1,500,000 shares authorized; 55,881 and 54,337 shares issued and outstanding	558	545
Additional paid-in capital	871,795	862,834
Accumulated deficit	(685,441)	(634,429)
Accumulated other comprehensive loss	(13,217)	(19,133)

Total Stockholders’ Equity	173,695	209,817

Total Liabilities and Stockholders’ Equity	$1,158,896	$1,024,758

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$241,901	$213,211	$680,244	$654,595
Operating Expenses:
Cost of revenue (including non-cash equity-based compensation of $1,536, $1,473, $4,657, and $4,430, respectively) (1)	131,597	117,945	371,186	359,907
Sales, general and administrative expenses (including non-cash equity-based compensation of $3,899, $7,003, $15,776, and $18,722, respectively) (1)	56,500	52,551	165,096	152,704
Depreciation, amortization and accretion	50,335	38,201	133,513	112,335

Total Operating Expenses	238,432	208,697	669,795	624,946

Income from Continuing Operations	3,469	4,514	10,449	29,649
Loss on debt extinguishment	8,735	—	8,735	—
Other (income) and expense	21,845	13,887	52,935	43,268

Loss from Continuing Operations before Income Taxes	(27,111)	(9,373)	(51,221)	(13,619)
Income tax (benefit) expense	(886)	557	(307)	1,868

Loss from Continuing Operations, net of Income Taxes	(26,225)	(9,930)	(50,914)	(15,487)

Loss from discontinued operations, net of income taxes	(9)	—	(98)	—

Net Loss	$(26,234)	$(9,930)	$(51,012)	$(15,487)

Loss per Share from Continuing Operations
Basic loss per share	$(0.47)	$(0.18)	$(0.92)	$(0.29)

Diluted loss per share	$(0.47)	$(0.18)	$(0.92)	$(0.29)

Weighted-Average Common Shares Outstanding
Basic	55,282	53,960	55,453	53,724

Diluted	55,282	53,960	55,453	53,724

(1)	Excludes depreciation, amortization and accretion, which is reported separately.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(51,012)	$(15,487)
Loss from discontinued operations, net of income taxes	(98)	—

Loss from continuing operations, net of income taxes	(50,914)	(15,487)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	133,513	112,335
Non-cash equity-based compensation	20,433	23,152
Accrued interest	3,617	6,280
Amortization of debt discount	9,386	10,628
Loss on debt extinguishment	7,535	—
Other, net	4,235	927
Net changes in operating assets and liabilities:
Trade accounts receivable, net	(23,082)	5,472
Prepaid expenses and other current and non-current assets	(17,636)	(565)
Payables and other trade accruals	12,421	(5,275)
Other accrued liabilities	6,456	(8,456)

Net cash provided by continuing operations	105,964	129,011
Net cash provided by discontinued operations	351	—

Net cash provided by operating activities	106,315	129,011

Cash Flows from Investing Activities:
Payments for capital expenditures	(158,743)	(75,804)
Acquisition of Fusepoint, Inc., net of cash received	(112,790)	—

Net cash used in investing activities	(271,533)	(75,804)

Cash Flows from Financing Activities:
Proceeds from long-term debt	643,500	2,865
Principal payments on long-term debt	(524,244)	(4,950)
Payments for debt extinguishment costs	(1,179)	—
Payments for debt issuance costs	(12,740)	—
Proceeds from stock option exercises	16,538	330
Payments for employee taxes on equity-based instruments	(3,097)	(1,619)
Principal payments under capital lease obligations	(19,298)	(6,090)
Other, net	(4,607)	(1,462)

Net cash provided by (used in) financing activities	94,873	(10,926)

Effect of exchange rate changes on cash and cash equivalents	(2,422)	(67)

Net increase (decrease) in cash and cash equivalents	(72,767)	42,214
Cash and cash equivalents, beginning of period	160,815	121,284

Cash and cash equivalents, end of period	$88,048	$163,498

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$35,084	$25,642

Cash paid for income taxes	$1,145	$1,251

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2009	54,337	$545	$862,834	$(634,429)	$(19,133)	$209,817

Issuance of common stock	1,544	13	17,402	—	—	17,415

Payments for employee taxes on equity-based instruments	—	—	(3,097)	—	—	(3,097)

Recognition of equity-based compensation costs	—	—	19,693	—	—	19,693

Convertible notes settlement	—	—	(25,037)	—	—	(25,037)

Comprehensive loss

Net loss	—	—	—	(51,012)	—	(51,012)

Foreign currency translation adjustment	—	—	—	—	2,526	2,526

Change in derivatives	—	—	—	—	3,390	3,390

Net comprehensive loss	—	—	—	(51,012)	5,916	(45,096)

Balance at September 30, 2010	55,881	$558	$871,795	$(685,441)	$(13,217)	$173,695

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

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Material subsequent events have been evaluated through the report issuance date and are disclosed in Note 20.

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

The Company acquired Fusepoint for $121.8 million in cash, after adjustment for estimated working capital and debt levels. At the closing, $12.5 million of the purchase price was placed in escrow for possible application against the working capital adjustment, certain tax liabilities, and indemnification claims that may be made in the first year following closing. The Company funded the acquisition through available cash on hand and an additional $110.0 million of debt through the utilization of increased borrowing capacity under the Company’s revolving credit facility, which was amended and upsized to $150.0 million. The acquisition has been accounted for using the acquisition method of accounting. Acquisition and integration related costs of $0.5 million and $4.0 million were included in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2010.

As of September 30, 2010, the Company had not finalized its valuation analysis, primarily due to final valuation of deferred tax positions. While the Company believes the final valuation will not differ materially from the information presented, such information is preliminary and subject to revision pending the finalization of the valuation. The Company expects to finalize the valuation and all acquisition accounting in 2010.

Allocation of Purchase Price

The following presents the purchase price for the acquisition of Fusepoint, which was subject to adjustment based upon the difference between the estimated net working capital and debt transferred on the date of closing and the actual amount of net working capital and debt transferred on the date of closing. The purchase price was finalized on August 26, 2010.

Aggregate cash purchase price for the acquisition	$124,500
Working capital adjustment	(2,705)

Purchase price	$121,795

Of the $121.8 million purchase price, $110.0 million was funded through borrowings on the Company’s then existing revolving credit facility and the remaining $11.8 million through available cash on hand.

The following presents the preliminary purchase price allocation, including goodwill and intangible assets, based on the estimated fair values of the acquired assets and assumed liabilities of Fusepoint as of the date of acquisition, June 16, 2010.

Current assets	$15,002
Property and equipment, net	23,729
Goodwill	76,878
Intangible assets	22,519
Other noncurrent assets	1,530
Current liabilities	(6,786)
Capital lease obligations, net of current portion	(5,640)
Other non-current liabilities	(5,437)

Purchase price	$121,795

Less cash assumed in acquisition	(9,005)

Purchase price, net	$112,790

The intangible assets acquired consisted of the customer relationships of Fusepoint assumed through the acquisition. The excess of the purchase price over net tangible and intangible assets acquired resulted in goodwill of $76.9 million, which represents the Company’s ability to implement operational synergies, the value of the expansion into new markets and the acquired workforce of Fusepoint. The goodwill is not expected to be deductible for U.S. income tax purposes. All assets acquired, including goodwill, are included in the Company’s hosting segment.

The unaudited condensed consolidated financial statements for the three months ended September 30, 2010 include $9.7 million and $0.9 million of revenue and net loss from continuing operations, respectively, and for the nine months ended September 30, 2010 include $11.2 million and $1.3 million of revenue and net loss from continuing operations, respectively, which reflect the operating results of Fusepoint since the date of acquisition. The following unaudited pro forma information presents a summary of the combined results of operations of the Company and of Fusepoint for the periods presented as if the acquisition had occurred on January 1, 2010 and January 1, 2009, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of deferred financing costs and additional quarterly financing fees incurred by the Company with the assumption of additional debt to finance the acquisition and the removal of Fusepoint’s recognition of a deferred gain related to their sale-leaseback of property. The results of operations for Fusepoint’s application services business have been excluded from this unaudited pro forma information, as these assets were classified as held for sale on September 30, 2010. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisition occurred on the assumed date, nor is it necessarily an indication of future operating results.

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenue	$241,901	$226,653	$698,451	$668,037
Cost of revenue	131,597	123,625	380,303	365,587
Selling, general and administrative expenses	56,500	54,986	167,416	155,139
Income from continuing operations	3,469	14,177	23,023	39,312
Net loss from continuing operations	(26,225)	(7,409)	(48,332)	(12,966)

NOTE 4—DISCONTINUED OPERATIONS

On June 16, 2010, the Company acquired Fusepoint as described in Note 3. As a part of this transaction, the Company acquired Fusepoint’s applications services business (FAS), which the Company does not consider core to its future operations and has committed to a plan of sale. FAS, which is a part of the Company’s hosting segment, provides service from two locations, Montreal and Quebec City, both of which provide clients with the design, development, integration and maintenance of mission critical e-business applications. As the Company has committed to a plan of sale, this portion of the acquired business qualified for held for sale accounting treatment at September 30, 2010. No gains or losses on the fair value have been recorded on the Company’s financial statements, as FAS was recorded through acquisition accounting at its estimated fair value. The results of operations for FAS have been classified as discontinued operations in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2010.

The following table presents the operating results of FAS during the three and nine months ended September 30, 2010:

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Revenue	$1,567	$1,822
Cost of revenue	1,353	1,579
Sales, general and administrative	275	342

Loss from discontinued operations	(61)	(99)
Other (income) expense	(2)	38

Loss before income taxes	(59)	(137)
Income tax (benefit) expense	(50)	(39)

Net loss from discontinued operations	$(9)	$(98)

The following table presents the assets and liabilities, which are recorded in each respective balance sheet category, of FAS as of September 30, 2010:

Assets
Current Assets:
Cash and cash equivalents	$2,011
Trade accounts receivable, net	1,365
Prepaid expenses and other current assets	99

Total Current Assets	3,475

Property and equipment, net	12
Goodwill	744
Other non-current assets	436

Total Assets	$4,667

Liabilities
Current Liabilities:
Payables and other trade accruals	$10
Other accrued liabilities	255

Total Current Liabilities	265
Other accrued liabilities, non-current	222
Due to affiliate	3,863

Total Liabilities	$4,350

NOTE 5—FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has estimated the fair value of its financial instruments as of September 30, 2010 and December 31, 2009 using available market information or other appropriate valuation methods. Assets and liabilities are categorized as Level 1, Level 2, or Level 3, dependant on the reliability of the inputs used in the valuation. Level 1 is considered more reliable than Level 3, as Level 3 depends on management’s assumptions. The definitions of the levels are as follows:

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

The carrying amounts of cash and cash equivalents, trade accounts receivable, other current assets, payables and other trade accruals, and other current liabilities approximate fair value because of the short-term nature of such instruments. As of September 30, 2010 and December 31, 2009, substantially all of the Company’s $88.0 million and $160.8 million, respectively, of cash and cash equivalents were held in money market accounts, which are valued using Level 1 inputs. On August 4, 2010, the Company entered into a variable interest rate term loan agreement (the Term Loan) and a revolving facility agreement (the Revolver). The proceeds from the Term Loan were used to extinguish portions of its then existing long-term debt, including 98.4% of its convertible notes (the Notes), its revolving credit facility (the Credit Agreement), its loan agreement with Cisco Systems Capital Corporation (the Cisco Loan) and its loan agreement with Lombard North Central Plc (the Lombard Loan Agreement). The fair value of the Notes was estimated based on Level 1 inputs of the recent trading values, as provided by a third party. The Company is exposed to interest rate volatility with respect to the variable interest rates of its Term Loan and Revolver. The Term Loan and the Revolver bear interest at current market rates plus applicable margin. The variable interest rate of the Term Loan is subject to an interest rate cap, as described in Note 11. The fair values of the Term Loan, Revolver, Credit Agreement, Lombard Loan Agreement and Cisco Loan, none of which are traded on an active market, are estimated by considering the Company’s credit rating, current rates available to the Company for debt of the same remaining maturities, and the terms of the debt. The fair value of the interest rate swap associated with the Lombard Loan Agreement, the interest rate cap associated with the Term Loan and the Company’s foreign currency hedges are valued using Level 2 market value inputs as provided by a third party, adjusted for the Company’s credit risk.

The following table presents the carrying values and estimated fair values of the Company’s long-term debt and derivative instruments as of the dates indicated:

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate cap	$355	$355	$—	$—
Foreign currency hedges	96	96	—	—

Liabilities:
Term loan	$533,935	$559,691	$—	$—
Convertible notes	2,848	3,075	305,921	310,069
Lombard loan agreement	—	—	55,973	60,881
Cisco loan agreement	—	—	20,795	20,667
Credit agreement	—	—	—	—
Revolver	—	—	—	—
Interest rate swap	—	—	3,177	3,177
Foreign currency hedges	—	—	116	116

NOTE 6—LOSS PER SHARE

The Company computes basic loss per common share by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding unvested restricted stock awards subject to cancellation. Diluted loss per common share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares represent the incremental common shares issuable for stock option and restricted preferred unit exercises, unvested restricted stock units and restricted stock awards that are subject to repurchase or cancellation, and conversion of debt securities. The Company calculates the dilutive effect of outstanding stock options, restricted preferred units, restricted stock units, and restricted stock awards on earnings per share by application of the treasury stock method. The dilutive effect from convertible securities is calculated by application of the if-converted method. The Company had no dilutive securities for the three and nine months ended September 30, 2010 and 2009.

The following tables set forth the computation of basic and diluted loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Loss from continuing operations, net of income taxes	$(26,225)	$(9,930)	$(50,914)	$(15,487)
Loss from discontinued operations, net of income taxes	(9)	—	(98)	—

Net loss	$(26,234)	$(9,930)	$(51,012)	$(15,487)

Weighted-average shares outstanding – basic	55,282	53,960	55,453	53,724
Effect of dilutive securities: (1)
Stock options (2)	—	—	—	—
Restricted preferred units (2) (3)	—	—	—	—
Restricted stock units and restricted stock awards (2)	—	—	—	—

Weighted-average shares outstanding – diluted	55,282	53,960	55,453	53,724

Basic loss per common share:
Loss from continuing operations	$(0.47)	$(0.18)	$(0.92)	$(0.29)
Loss from discontinued operations	—	—	—	—

Net loss	$(0.47)	$(0.18)	$(0.92)	$(0.29)

Diluted loss per common share:
Loss from continuing operations	$(0.47)	$(0.18)	$(0.92)	$(0.29)
Loss from discontinued operations	—	—	—	—

Net loss	$(0.47)	$(0.18)	$(0.92)	$(0.29)

(1)	For the three and nine months ended September 30, 2010, the effects of including the 0.04 million incremental shares associated with the convertible notes and the assumed conversion of 5.8 million equity instruments into common stock were anti-dilutive and, therefore, excluded from the calculation of diluted net loss per common share. For the three and nine months ended September 30, 2009, the effects of including the 4.9 million incremental shares associated with the convertible notes and the assumed conversion of 6.4 million equity instruments into common stock were anti-dilutive and, therefore, excluded from the calculation of diluted net loss per common share.
(2)	As of September 30, 2010, the Company had 3.9 million stock options and 1.9 million shares of restricted stock units and restricted stock awards outstanding. As of September 30, 2009, the Company had 5.5 million stock options, 0.3 million restricted preferred units, and 0.6 million shares of restricted stock units and restricted stock awards outstanding.
(3)	As of September 30, 2010, there were no outstanding restricted preferred units.

NOTE 7—PREPAIDS AND OTHER ASSETS

The following table presents the components of prepaids and other current and non-current assets as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Prepaids and other current assets:
Prepaid maintenance	$12,678	$8,632
Prepaid rent	4,492	229
Prepaid insurance	2,828	1,533
Deferred install costs	9,279	7,202
Other prepaids	3,962	2,318
Other current assets	1,168	1,303

Total prepaids and other current assets	$34,407	$21,217

Other non-current assets:
Deferred financing costs	$11,578	$6,596
Other deferred costs	4,085	2,644
Non-current prepaids	2,263	1,297
Other non-current assets	5,230	2,179

Total other non-current assets	$23,156	$12,716

NOTE 8—PROPERTY AND EQUIPMENT

The following table presents property and equipment, by major category, as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Facilities and leasehold improvements	$775,248	$719,597
Communications and data center equipment	623,633	543,908
Software	133,075	103,498
Office equipment	29,376	27,572

	1,561,332	1,394,575
Less accumulated depreciation and amortization	(720,249)	(610,723)

Property and equipment, net	$841,083	$783,852

Depreciation and amortization expense for property and equipment was $47.7 million and $37.2 million for the three months ended September 30, 2010 and 2009, respectively, and $128.9 million and $109.4 million for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 9—GOODWILL AND INTANGIBLE ASSETS

The following table presents the Company’s goodwill and intangible assets as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Goodwill:
Hosting	$77,208	$—
Intangible assets:
Customer relationships	35,793	13,160
Other intangible assets	2,437	2,437

	38,230	15,597
Accumulated amortization	(17,366)	(15,193)

Intangible assets, net	20,864	404

Total goodwill and intangible assets, net	$98,072	$404

As described in Note 3, as part of the acquisition of Fusepoint, the Company recorded $76.9 million of goodwill, which represented the Company’s ability to implement operational synergies, the value of the expansion into new markets and the acquired workforce of Fusepoint, and $22.5 million of intangible assets, which represent the customer relationships assumed through the acquisition. Both the goodwill and the intangible assets from the Fusepoint acquisition are denominated in Canadian Dollars and, as such, are subject to foreign currency fluctuations. The Company’s foreign currency translation gain and losses, including those related to goodwill and other intangible assets, are a component of other comprehensive loss. Of the $77.2 million of goodwill at September 30, 2010, $0.7 million was associated with the Fusepoint application services business, which is classified as held for sale.

Amortization expense for intangible assets was $1.7 million and $0.1 million for the three months ended September 30, 2010 and 2009, respectively, and $2.2 million and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively. Estimated future amortization expense related to these intangible assets is as follows:

Remainder of 2010	$1,718
2011	6,141
2012	5,260
2013	4,307
2014	3,219
Thereafter	219

Total future amortization of intangible assets	$20,864

NOTE 10—LONG-TERM DEBT

The following table presents the carrying value of long-term debt as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Term loan, net of current portion of $5,500 and $0, respectively	$528,435	$—
Convertible notes	2,848	305,921
Lombard loan agreement	—	55,973
Cisco loan facility, net of current portion of $0 and $6,600, respectively	—	14,195
Revolver	—	—
Credit agreement	—	—

Long-term debt	$531,283	$376,089

Credit Facilities

Term loan and revolver. On August 4, 2010, the Company entered into senior secured credit facilities consisting of a $550.0 million six-year term loan facility (the Term Loan) and a $75.0 million three-and-a-half-year revolving credit facility (the Revolver) with a group of lenders for which Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc. served as joint lead arrangers and joint bookrunners and Credit Suisse Securities (USA) LLC and Suntrust Robinson Humphrey, Inc. served as arrangers and joint bookrunners. The Term Loan and Revolver contain various affirmative, negative and financial covenants which are measured on a quarterly or annual basis and restrict the ability of the Company to create liens, incur additional indebtedness, and make capital expenditures, among other things, except as permitted by the terms of the agreement, and require maintenance of certain financial measures at defined levels. The Company’s obligations under the Term Loan and the Revolver, and the guarantees of the guarantors, are secured by a first-priority security interest in substantially all of the Company’s assets, interest in assets and proceeds thereof. The Company may elect to pay interest on a base or Eurodollar rate, plus applicable margin. The Term Loan requires 0.25% quarterly principal amortization payments beginning December 31, 2010, with the remaining balance payable on the maturity date, August 4, 2016. The Company incurred a 3.0%, or $16.5 million, original issue discount associated with the Term Loan. The Revolver contains a $40.0 million letter of credit provision, of which $9.7 million had been issued as of September 30, 2010. Unused commitments on the Revolver are subject to an annual commitment fee of 0.50% and a fee is applied to outstanding letters of credit of 4.75%. The applicable interest rate on Eurodollar loans under the Revolver would have been 6.50% at September 30, 2010; however, there were no outstanding borrowings. As of September 30, 2010, the applicable interest rate for the Term Loan was 6.75%, including the Eurodollar floor of 1.75%, and outstanding borrowings totaled $550.0 million. Unamortized original issue discount of $16.1 million on the Term Loan remained as of September 30, 2010.

Credit agreement. In August 2010, as part of a refinancing transaction, the Company repaid the $110.0 million outstanding, plus an additional $1.5 million in fees, and terminated the Company’s amended and restated credit agreement with Wells Fargo Capital Finance (the Credit Agreement). The Credit Agreement was amended in June 2010 to increase the available borrowing capacity in order to fund the purchase price of the Fusepoint acquisition. Under the amended terms of the Credit Agreement the Company had borrowing capacity of $150.0 million which included a $40.0 million letter of credit provision. Borrowings under the Credit Agreement could be used to fund working capital, acquisitions, capital expenditures and other general corporate purposes. The Company elected to pay interest on a three month LIBOR rate, plus an applicable margin. The interest rate at the time of extinguishment was 6.50%. With the June 2010 amendment of the Credit Agreement, the Company incurred $2.6 million of additional debt issuance costs, the majority of which were recognized as a loss on debt extinguishment during the three months ended September 30, 2010. As of September 30, 2010, there were approximately $9.2 million of outstanding letters of credit remaining with the terminated Credit Agreement provider, which are backed by letters of credit issued under the Revolver.

Loan agreement and lease facility. The Company maintained a term loan and security agreement (the Loan Agreement) and maintains a master lease agreement (the Lease Agreement) with Cisco Systems Capital Corporation. The Loan Agreement provided for borrowings of up to $33.0 million, at an annual interest rate of 6.50%, to purchase network equipment, which were secured by a first-priority security interest in the equipment. The Lease Agreement provides a lease facility (the Lease Facility) to purchase equipment with borrowings at the discretion of Cisco Systems Capital Corporation. The effective interest rate on current borrowings ranges from 6.50% to 6.75%. On August 4, 2010, as part of a refinancing transaction, the Company repaid the $16.9 million in borrowings outstanding on the Loan Agreement, along with $0.1 million of interest, and $11.2 million of the $13.1 million outstanding leases under the Lease Facility. There was a $0.2 million loss on debt extinguishment associated with the repayment of the leases. As of September 30, 2010, the Company had $1.8 million borrowings outstanding under Lease Facility.

Lombard loan agreement. On August 4, 2010, as part of a refinancing transaction, the Company repaid and terminated, on behalf of its subsidiary SAVVIS UK Limited (SAVVIS UK), the loan agreement (the Lombard Loan Agreement) it maintained with Lombard North Central, Plc. (Lombard). The Lombard Loan Agreement had a five-year term and required monthly interest installments for the full term and quarterly principal installments that were to begin in 2011. The Company had guaranteed the obligations of SAVVIS UK under the Lombard Loan Agreement and the obligations were secured by a first priority security interest in substantially all of SAVVIS UK’s then existing data center assets and certain future assets. The Company maintained a letter of credit of $21.2 million, which was released with the termination of the agreement. A total of $55.8 million, or £35.0 million, was paid to Lombard, which included both the outstanding principal and accrued and unpaid interest. There were £0.4 million, or approximately $0.6 million, of unamortized debt issuance costs related to the Lombard Loan Agreement which were recognized as a loss on debt extinguishment during the three months ended September 30, 2010.

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

The initial conversion rate is 14.2086 shares of common stock per $1,000 principal amount of Notes, subject to adjustment. This represents an initial conversion price of approximately $70.38 per share of common stock. Holders of the Notes may convert their Notes prior to maturity upon the occurrence of specified circumstances, which includes certain trading levels of the Company’s common stock, the occurrence of certain distributions or corporate events, such as distribution to stockholders, consolidation, merger or sale of all of substantially all of the Company’s assets, or any time on or after February 15, 2012. Upon conversion, due to the conversion formulas associated with the Notes, if the Company’s stock is trading at levels exceeding the conversion price per share of common stock, and if the Company elects to settle the obligation in cash, additional consideration beyond the $345.0 million of gross proceeds received would be required. At September 30, 2010, the Notes did not meet any of the criteria to allow the Notes to be redeemed at the holders’ discretion and are therefore not considered redeemable or convertible.

The Notes contain settlement features that require the Company to account for the liability and equity components of the Notes separately. The Company has calculated the fair value of the liability component using an interest rate of 8.36% per annum.

On July 1, 2010 the Company commenced a tender offer to purchase any and all of the outstanding Notes for an amount in cash equal to $990 per $1,000 principal amount of the Notes validly tendered and accepted for purchase plus accrued and unpaid interest up to, but not including, the date of purchase. The tender offer expired August 4, 2010, and the Company purchased and extinguished 98.4% of the $345.0 million outstanding principal amount of the Notes, or $339.4 million, for $336.0 million. An additional $2.2 million was paid for accrued and unpaid interest. On September 14, 2010, at $990 per $1,000 principal amount, the Company purchased and extinguished $2.5 million of the remaining outstanding principal amount of the Notes for $2.5 million, including accrued and unpaid interest. As of September 30, 2010, $3.1 million principal amount of the Notes remained outstanding. Of the $338.5 million paid, $25.0 million was attributed to the reacquisition of the equity component of the Notes. As a result of both transactions, the Company recognized a loss on debt extinguishment of $4.3 million, which represents the $2.5 million unamortized debt issuance costs related to the extinguished Notes, the $1.4 million difference between the fair value attributed to the liability component and the carrying value of the Notes at extinguishment and the $0.4 million fees paid to third parties for the facilitation of the transactions.

The following table summarizes the carrying amounts of the equity and liability components of the Notes, along with the unamortized discount and net carrying amount of the liability component.

	September 30, 2010	December 31, 2009
Equity component	$654	$72,609
Liability component:
Principal amount	$3,106	$345,000
Unamortized discount	(258)	(39,079)

Net carrying amount	$2,848	$305,921

The following table summarizes the amount of interest cost recognized for the periods relating to both the contractual interest and the accretion of the discount of the liability component of the Notes:

	Three Months Ended September 30,
	2010	2009
Interest at 3% stated coupon rate	$997	$2,588
Discount amortization	1,339	3,615

Total interest expense	$2,336	$6,203

	Nine Months Ended September 30,
	2010	2009
Interest at 3% stated coupon rate	$6,172	$7,763
Discount amortization	8,951	10,629

Total interest expense	$15,123	$18,392

The debt issuance costs related to the Notes, net of accumulated amortization, were $0.02 million as of September 30, 2010.

Debt Covenants

Under the terms of the Company’s Term Loan and Revolver agreements, they are required to comply with certain financial covenant ratios consisting of quarter covenants for maximum total leverage and minimum fixed charge coverage ratios and annual maximum capital expenditures. As of September 30, 2010, the Company was in compliance with such financial covenants.

The provisions of the Company’s debt agreements contain covenants including, but not limited to, maintaining specified financial conditions, restricting or limiting the Company’s ability to incur more debt, issue guarantees, pay dividends, make capital expenditures, and repurchase stock (subject to financial measures and other conditions). The Company was in compliance with all such covenants as of and during the nine months ended September 30, 2010, and anticipates compliance with all covenants for at least the next twelve months. However, the ability to comply with these provisions may be affected by events beyond the Company’s control. The breach of any of these covenants could result in a default under the Company’s debt agreements and could trigger cross defaults and acceleration of repayment.

Loss on Debt Extinguishment

As a result of the August 4, 2010 refinancing transaction and September 14, 2010 Notes retirement, the Company recognized an $8.7 million loss on debt extinguishment during the three months ended September 30, 2010. This loss on debt extinguishment consisted of $6.1 million unamortized deferred financing costs, a $1.4 million loss representing the difference between the fair value and carrying value of the Notes, and $1.2 million in costs primarily related to bank and legal fees.

Future Principal Payments

As of September 30, 2010, aggregate future principal payments of long-term debt were $1.4 million for the remainder of the year ended December 31, 2010, and $5.5 million, $8.6 million, $5.5 million, $5.5 million and $526.6 million for the years ended December 31, 2011, 2012, 2013, 2014, and thereafter, respectively. Depending on settlement options at the Company’s election, the Notes, which mature in May 2012, may be settled in cash, shares, or a combination thereof. The weighted-average cash interest rate applicable to outstanding borrowings was 6.7% and 3.2% as of September 30, 2010 and December 31, 2009, respectively.

NOTE 11—DERIVATIVES

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

Foreign Currency Hedges

The Company engages in foreign currency hedging transactions to mitigate its foreign currency exchange risk. The Company had recorded a foreign currency hedge asset of $0.1 million as of September 30, 2010 and a foreign currency hedge liability of $0.1 million as of December 31, 2009.

Interest Rate Swap

On August 2, 2010, the Company terminated its interest rate swap agreement (the Swap Agreement) with National Westminster Bank, Plc (NatWest), for £2.0 million, or approximately $3.2 million. In January 2009, the Company had dedesignated its existing interest rate swap and redesignated a new interest rate swap by entering into the Swap Agreement. At the time of dedesignation, the fair value of the existing interest rate swap was £2.5 million, which represented the financing element of the Swap Agreement, and was to be amortized to earnings as the originally hedged cash flows affect earnings. The Swap Agreement hedged the monthly interest payments incurred and paid under the Lombard Loan Agreement during the three year period beginning January 1, 2009 and ending December 31, 2011. Under the terms of the Swap Agreement, the Company owed monthly interest to NatWest at a fixed LIBOR rate of 5.06%, and received from NatWest payments based on the same variable notional amount at the one month LIBOR interest rate set at the beginning of each month. The Swap Agreement effectively fixed the interest payments paid under the Lombard Loan Agreement at 7.86%. During the three and nine months ended September 30, 2010, the Company recognized $0.1 million and $0.8 million gains, respectively, on hedge ineffectiveness in the consolidated statement of operations, which were offset by $0.1 million and $0.8 million, respectively, in amortization of the financing element of the Swap Agreement. At settlement, the market value of the interest rate swap was a non-current liability of £2.0 million, or approximately $3.2 million. The Company recognized a loss on settlement of £2.0 million, or approximately $3.1 million, in other income and expense.

Interest Rate Cap

On September 30, 2010, the Company, as required by the Term Loan, entered into an interest rate cap hedge agreement (the Cap Agreement) with Bank of America, N.A. (BOA). The Cap Agreement caps the three month Eurodollar interest rates paid to BOA on a beginning notional principal amount of $155.0 million of Term Loan outstanding. During the three year period beginning October 4, 2010 and ending October 3, 2013, the notional amount of the Cap Agreement declines by the 0.25% quarterly principal amortization of the Term Loan as it applies to the original notional principal amount. The Cap Agreement effectively caps the interest rates paid to BOA on the then outstanding capped notional principal amount of the Term Loan at 3.0% during year one, 3.5% during year two and 4.0% during year three. During the three and nine months ended September 30, 2010, the Company did not recognize any gains or losses on the Cap Agreement. The fair value of the Cap Agreement was $0.4 million at September 30, 2010.

The following table presents the terms of the Cap Agreement:

	October 4, 2010	October 4, 2011	October 4, 2012	October 3, 2013
Cap Agreement
Notional amount	$155,000	$153,450	$151,900	$150,738
Interest rate	3.0%	3.5%	4.0%	4.0%

Balance Sheet Presentation

The Company’s foreign currency hedges and the interest rate cap are presented within other current assets. The interest rate swap was presented on a net basis in other non-current accrued liabilities.

The following table summarizes the fair value of the derivatives on a net basis:

	September 30,	December 31,
	2010	2009
Assets:
Interest rate cap	$355	$—
Foreign currency hedges	96	—

Liabilities:
Interest rate swap	—	(3,177)
Foreign currency hedges	—	(116)

	$451	$(3,293)

Income Statement Presentation

Realized gains and losses represent amounts related to the settlement of derivative instruments, which are reported on the consolidated statement of operations in other income and expense. All of the Company’s derivative instruments are cash flow hedges; as such, unrealized gains and losses, which represent the change in fair value of the derivative instruments, are recorded as a component of other comprehensive loss.

The following table presents the Company’s realized gains and losses on derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Realized gains (losses)
Interest rate swap (1)	$(3,375)	$(196)	$(4,568)	$(329)
Interest rate cap	—	—	—	—
Foreign currency hedges	—	204	(477)	204

	$(3,375)	$8	$(5,045)	$(125)

(1)	The three and nine months ended September 30, 2010 includes the $3.1 million realized loss on the settlement of the interest rate swap.

NOTE 12—CAPITAL AND FINANCING METHOD LEASE OBLIGATIONS

The following table presents future minimum payments due under capital and financing method leases as of September 30, 2010:

Remainder of 2010	$10,257
2011	40,981
2012	39,275
2013	37,203
2014	37,212
Thereafter	212,791

Total capital and financing method lease obligations	377,719
Less amount representing interest	(198,488)
Less current portion	(13,401)

Capital and financing method lease obligations, net	$165,830

Financing method lease obligation payments represent interest payments over the term of the lease; as such, the table above excludes a $50.6 million deferred gain that will be realized upon termination of the lease in accordance with accounting rules for financing method leases.

NOTE 13—OPERATING LEASES

The following table presents future minimum payments under operating leases as of September 30, 2010:

Remainder of 2010	$17,389
2011	71,438
2012	64,303
2013	56,803
2014	41,146
Thereafter	247,309

Total future minimum lease payments	$498,388

Rental expense under operating leases was $20.4 million and $18.0 million for the three months ended September 30, 2010 and 2009, respectively, and $59.1 million and $54.8 million for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 14—OTHER ACCRUED LIABILITIES

The following table presents the components of other current and non-current accrued liabilities as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Other current accrued liabilities:
Deferred revenue	$20,840	$20,829
Wages, employee benefits, and related taxes	19,820	18,470
Taxes payable	3,501	4,221
Other current liabilities	30,238	24,794

Total other current accrued liabilities	$74,399	$68,314

Other non-current accrued liabilities:
Asset retirement obligations	$31,036	$29,653
Deferred rent	17,374	16,622
Acquired contractual obligations in excess of fair value and other	12,400	13,823
Deferred revenue	13,948	8,728
Other non-current liabilities	4,582	7,626

Total other non-current accrued liabilities	$79,340	$76,452

Acquired contractual obligations in excess of fair value and other as of September 30, 2010 and December 31, 2009 represent amounts remaining from acquisitions related to fair market value adjustments of acquired facility leases and idle capacity on acquired long-term maintenance contracts that the Company did not intend to utilize.

NOTE 15—COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s customer contracts generally span multiple periods, which results in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $15.1 million, $30.1 million, $13.9 million, $9.7 million, $8.3 million, and $51.9 million during the years ended December 31, 2010, 2011, 2012, 2013, 2014, and thereafter, respectively. Should the Company not meet the minimum spending levels in any given term, decreasing termination liabilities representing a percentage of the remaining contractual amounts may become immediately due and payable. Furthermore, certain of these termination liabilities are potentially subject to reduction should the Company experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if the Company had terminated all of these agreements as of September 30, 2010, the maximum termination liability would have been $129.0 million. To mitigate this exposure, at times, the Company aligns its minimum spending commitments with customer revenue commitments for related services.

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in the accompanying consolidated balance sheets, such as letters of credit, indemnifications, and operating leases under which certain facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through January 2031, and may be renewed as circumstances warrant. As discussed in Note 10, the Company had $9.7 million in letters of credit outstanding at September 30, 2010, which are pledged as collateral to primarily support certain facility leases and utility agreements. Also, in connection with its 2007 sale of the assets related to its content delivery network services, the Company agreed to indemnify the purchaser should it incur certain losses due to a breach of the Company’s representations and warranties. The Company has not incurred a liability relating to these indemnification provisions in the past, and management believes that the likelihood of any future payout relating to these provisions is remote. As such, the Company has not recorded a liability during any period related to these indemnification provisions.

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

NOTE 16—ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents accumulated other comprehensive loss as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Foreign currency translation	$(13,412)	$(15,938)
Unrealized loss on derivatives (1)	195	(3,195)

Accumulated other comprehensive loss	$(13,217)	$(19,133)

(1)	Includes foreign currency cash flow hedges and interest rate swap.

NOTE 17—EQUITY-BASED COMPENSATION

The following table presents information associated with the Company’s equity-based compensation awards for the nine months ended September 30, 2010:

	Restricted Stock Units	Restricted Stock	Options and RPUs
Outstanding at beginning of period	712	319	5,706
Granted	1,425	22	778
Delivered/Exercised	(83)	(293)	(1,539)
Forfeited	(156)	(17)	(851)
Cancelled	(17)	(7)	(162)

Outstanding at end of period	1,881	24	3,932

As of September 30, 2010, the Company had $28.2 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 2.8 years.

NOTE 18—INCOME TAXES

For the nine months ended September 30, 2010, the Company recorded an income tax benefit of $0.3 million on a loss from continuing operations before income taxes of $51.2 million. Comparatively, for the year ended December 31, 2009, the Company recorded income tax expense of $2.7 million on a loss before income taxes of $18.1 million. Management currently anticipates a pretax loss in 2010, however, income tax expense on the Company’s legacy business is expected due to certain jurisdictional alternative minimum taxes. This income tax expense is expected to be offset by a deferred tax benefit on the post-acquisition Fusepoint operations.

As of December 31, 2009, the Company had approximately $130.2 million in U.S. net operating loss (NOL) carryforwards. These carryforwards exclude $53.7 million of additional NOLs due to limitations related to equity-based compensation, which are available from an income tax return perspective.

With the exception of the net deferred tax liability position acquired as part of the Fusepoint acquisition, the Company maintains a full valuation allowance on net deferred tax assets arising primarily from NOL carryforwards and other tax attributes because the future realization of such benefits is uncertain. As a result, to the extent that those benefits are realized in future periods, they will favorably affect tax expense and net income.

NOTE 19—INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

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

The following table presents operating segment results for the periods indicated, and excludes the results of the Company’s discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Hosting	$176,724	$148,155	$487,654	$452,632
Network	65,177	65,056	192,590	201,963

Total revenue	$241,901	$213,211	$680,244	$654,595

Adjusted EBITDA:
Hosting	$66,892	$55,582	$185,132	$179,964
Network	15,747	18,484	48,601	51,540
Corporate – other (1)	(23,400)	(22,875)	(69,338)	(66,368)

Total adjusted EBITDA	$59,239	$51,191	$164,395	$165,136

(1)	Corporate - other adjusted EBITDA includes all general and administrative costs not directly associated with hosting services or network services. Costs not directly associated with hosting services or network services include, but are not limited to, acquisition and integration costs and costs related to the finance, accounting, legal, human resources, and internal IT departments.

As the Company’s segments are based on products, with the exception of non-cash equity-based compensation and depreciation, amortization and accretion, the components of cost of revenue can be directly tied to the appropriate segment. Total selling, general and administrative costs can be broken down into sales and marketing and general and administrative. A portion of sales and marketing expenses are directly related to a specific product, such as the direct sales forces, and the remainder of the costs are allocated to segments based on a percentage of customer installations or bookings, as applicable, during the period and, as a result, may fluctuate. The majority of general and administrative costs are allocated to the corporate – other segment, as the costs primarily relate to corporate groups such as finance, legal, human resources, and internal IT. Less than 10% of the general and administrative costs can be attributed directly to a segment, and these consist of costs for the Company’s WAM!NET engineering and cloud teams. The Company does not allocate the components of other income and expense or tax expense to segments.

Total assets, depreciation, amortization and accretion, non-cash equity-based compensation, interest income and expense, and income tax expense by segment have not been disclosed by segment as the information is not available to the Company’s chief operating decision maker.

The following table presents a reconciliation of adjusted EBITDA to income from continuing operations and a reconciliation of adjusted EBITDA to loss from continuing operations before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Adjusted EBITDA reconciliation
Income from continuing operations	$3,469	$4,514	$10,449	$29,649
Depreciation, amortization and accretion	50,335	38,201	133,513	112,335
Non-cash equity-based compensation	5,435	8,476	20,433	23,152

Adjusted EBITDA	$59,239	$51,191	$164,395	$165,136

Reconciliation of adjusted EBITDA to loss from continuing operations before income taxes
Adjusted EBITDA	$59,239	$51,191	$164,395	$165,136
Depreciation, amortization and accretion	(50,335)	(38,201)	(133,513)	(112,335)
Non-cash equity-based compensation	(5,435)	(8,476)	(20,433)	(23,152)
Interest income	41	33	92	191
Interest expense	(18,391)	(14,533)	(49,439)	(43,710)
Loss on debt extinguishment	(8,735)	—	(8,735)	—
Other income (expense)	(3,495)	613	(3,588)	251

Loss from continuing operations before income taxes	$(27,111)	$(9,373)	$(51,221)	$(13,619)

The table below presents selected financial information for the Company’s three geographic regions: Americas, EMEA (Europe, Middle East, and Africa) and Asia, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Americas	$195,838	$175,517	$551,913	$545,479
EMEA	33,648	27,879	93,591	80,233
Asia	12,415	9,815	34,740	28,883

Total revenue	$241,901	$213,211	$680,244	$654,595

			September 30, 2010	December 31, 2009
Property and equipment, net:
Americas			$697,452	$678,163
EMEA			117,596	82,329
Asia			26,035	23,360

Total property and equipment, net			$841,083	$783,852

For the three and nine months ended September 30, 2010, revenue earned in the Americas represented approximately 81% of total revenue and for the three and nine months ended September 30, 2009, revenue earned in the Americas represented approximately 82% and 83% of total revenue, respectively. Substantially all of the Company’s other non-current assets reside in the Americas geographic region.

NOTE 20—SUBSEQUENT EVENTS

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying unaudited condensed consolidated financial statements and notes thereto to assist readers in understanding our results of operations, financial condition, and cash flows. You should read the following discussion in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2009, and our MD&A as of and for the year ended December 31, 2009, included in our Annual Report on Form 10-K for such period as filed with the United States Securities Exchange Commission, or the SEC. The following discussion contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, or the Act, that involve risks and uncertainties, including those set forth in Part I, Item 1A of our Annual Report on Form 10-K and in subsequent SEC filings. These forward-looking statements within the meaning of the Act may contain, among others, statements regarding projections and estimates, expectations, and management’s plans, strategies and objectives which should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “preliminary” and similar expressions. We caution against placing undue reliance on forward-looking statements, which reflect our good faith beliefs with respect to future events and are based on information currently available to us as of the date the forward-looking statement is made.

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

Hosting Services provide the core facilities, computing, including cloud services, data storage, security and network infrastructure on which to run business applications. We manage 31 data centers located in North America, Europe, and Asia with approximately 1.51 million square feet of gross raised floor space. Our hosting services are comprised of colocation and managed hosting and allow our customers to choose which parts of their IT infrastructure they own and operate versus those that we own and operate for them. Customers can scale their use of our services as their own requirements change and as customers learn the benefits of outsourcing IT infrastructure management.

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

Network Services are comprised of our managed network services, including managed VPN, hosting area network, or HAN, and bandwidth services.

•

Managed VPN service is a fully managed, end-to-end solution that includes hardware, management systems, and operations to transport an enterprise’s voice, video and data applications at corresponding quality-of-service levels, whether those applications are housed at our customer’s site or in our data centers. Customers that purchase this service are generally geographically dispersed enterprises seeking to transmit latency-sensitive data more cost effectively in a secure environment among their multiple locations around the world.

•

Hosting Area Network is a dedicated network that provides secure, high speed Internet connectivity for hosting and cloud customers located in our data centers, along with value-added services such as load balancing and network-based firewalls.

•

Bandwidth Services are provided to enterprises and wholesale carrier customers. We offer Tier 1 Internet services in the North America, Europe, and Asia that are managed, unmanaged, or integrated with our VPN. In addition, we offer carrier diversity by enabling connectivity either to Internet providers built into our data centers or to providers in carrier hotels that are connected to our data centers by our metro Ethernet rings.

For further information on our business and services, please refer to Part I, Item 1 of our Annual Report on Form 10-K.

Business Trends and Outlook

We continue to be impacted by the overall economy in that the predictability in timing of sales cycles for new business has continued to be challenged by lengthy decision making cycles caused, in part, by strained IT budgets. Despite these challenges, we believe we have considerable opportunity and believe that companies will increasingly consider adopting outsourced IT solutions as they attempt to reduce their infrastructure spending and meet the increasing demands from their user communities. Our services model enables our enterprise customers to choose from a number of different strategies designed to reduce their IT costs. Our focus is to provide mission-critical, non-discretionary IT infrastructure outsourcing and we believe that our target customer base considers us specialists in the areas of server management, storage, virtualization, security and network infrastructure. With the completion in 2008 of a significant phase of our global data center expansion, and additional expansion in key markets in 2010, we believe we have the right footprint, operational plan, and functionality in place to provide our customers with the products and services they need at the locations where they need it. Additionally, with our recent acquisition of Fusepoint, Inc., we have expanded our global footprint into Canada. We continue to work with our existing customers to understand their business needs and related geographic and product extension opportunities. We believe that the pursuit of this understanding will foster stronger, mutually beneficial relationships with our customers. We are also evaluating and entering into strategic alliances, such as our agreement with Thomson Reuters, which provides managed hosting and network solutions to Thomson Reuters customers through our data centers.

The center point of our strategy is to grow our hosting business through our managed hosting service offerings. We believe that we can show customers that we can decrease their costs by moving towards our managed hosting solutions for their IT needs. While colocation and network services play an important and foundational role, we remain intensely focused on growing our managed hosting business, specifically in our new offerings such as cloud services. We successfully launched the first of our cloud service offerings during 2009 and launched our advanced virtual private data center for cloud services in the second quarter of 2010. In the fourth quarter of 2009, we experienced revenue decreases from non-core, below-market margin colocation customers, including certain of those in the internet content business; however, in 2010 the colocation market has improved, pricing has stabilized and we remain committed to delivering growth in that product. We have increased our focus on our network services and have started to see stabilization in that segment of our business, while continuing to provide an integrated managed hosting and managed network solution, particularly in hosted applications requiring higher network performance characteristics; however, we do expect certain of our network products to continue to experience pricing pressure. Approximately two-thirds of our revenue comes from customers that purchase all three of our primarily services: managed hosting, colocation and network. Accordingly, we believe the intersection of these three services allows us to produce a much higher return on invested capital than managed hosting, colocation or network alone, particularly by leveraging technologies for shared platform resources.

Based on current economic conditions and demand for our services, we will also continue to remain focused on initiatives that we believe will continue to improve and grow our business, including:

•	Increasing the quality of our infrastructure and the reliability of our services through additional investments in systems;

•	Improving efficiencies in our services and support and our general and administrative areas through process and productivity improvements;

•	Expanding data center space to support growth in our hosting products and services;

•	Investing in cloud platforms and services;

•	Increasing client satisfaction through our delivery of differentiated services as reflected in responses to our customer satisfaction surveys; and

•	Exploring options for acquisitions, divestitures and strategic alliances that facilitate the achievement of our business objectives.

Significant Events

Tender offer. On July 1, 2010, we commenced a tender offer to purchase any and all of our outstanding 3.0% Convertible Senior Notes, or the Notes, due May 15, 2012 for an amount in cash equal to $990 per $1,000 principal amount of the Notes validly tendered and accepted for purchase plus accrued and unpaid interest up to, but not including, the date of purchase. The tender offer expired August 4, 2010, and we purchased 98.4% of the $345.0 million outstanding principal amount of the Notes, or $339.4 million, for $336.0 million. An additional $2.2 million was paid for accrued and unpaid interest. On September 14, 2010, at $990 per $1,000 principal amount, we purchased and extinguished $2.5 million of the remaining outstanding principal amount of the Notes for $2.5 million, including accrued and unpaid interest. As of September 30, 2010, $3.1 million principal amount of the Notes remained outstanding. As a result of both transactions, we recognized a loss on debt extinguishment of $4.3 million, which represents the $2.5 million unamortized debt issuance costs related to the extinguished Notes, the $1.4 million difference between the fair value attributed to the liability component and the carrying value of the Notes at extinguishment and the $0.4 million fees paid to third parties for the facilitation of the transactions.

Debt refinancing. On August 4, 2010, we entered into senior secured credit facilities consisting of a $550.0 million six-year term loan facility, or the Term Loan, and a $75.0 million three-and-a-half-year revolving credit facility, or the Revolver, with a group of lenders for which Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc. served as joint lead arrangers and joint bookrunners and Credit Suisse Securities (USA) LLC and Suntrust Robinson Humphrey, Inc. served as arrangers and joint bookrunners. The proceeds of the Term Loan were used, together with cash on hand, to repay existing indebtedness, including the $336.0 million principal and $2.2 million interest paid on tendered Notes, the $110.0 million outstanding on the Company’s existing revolving credit facility, which was terminated, with an additional $1.5 million in interest and fees, $16.9 million principal and $0.1 million interest on the loan agreement with Cisco Systems Capital Corporation, or Cisco, and $11.2 million of the $13.1 million outstanding on the lease agreements with Cisco, plus an additional $0.2 million in fees, the £35.0 million, or approximately $55.8 million, outstanding on the loan agreement with Lombard North Central, Plc., or Lombard, and the £2.0 million, or approximately $3.2 million, settlement of the interest rate swap related to the loan agreement with Lombard. The Term Loan requires 0.25% quarterly principal amortization payments beginning December 31, 2010, with the remaining balance payable on the maturity date, August 4, 2016. There was 3.0%, or $16.5 million, original issue discount associated with the Term Loan, which will be recognized as interest expense over the term of the loan. The Revolver contains a $40.0 million letter of credit provision and can be used to fund working capital, for capital expenditures and other general corporate purchases.

Credit agreement. In August 2010, as part of a refinancing transaction, we repaid the $110.0 million outstanding, plus an additional $1.5 million in fees, and terminated our amended and restated credit agreement with Wells Fargo Capital Finance, or the Credit Agreement. The Credit Agreement was amended in June 2010 to increase the available borrowing capacity in order to fund the purchase price of the Fusepoint acquisition. Under the amended terms of the Credit Agreement we had borrowing capacity of $150.0 million, which included a $40.0 million letter of credit provision. Borrowings under the Credit Agreement could be used to fund working capital, acquisitions, capital expenditures and other general corporate purposes. We elected to pay interest on a three month LIBOR rate, plus an applicable margin. The interest rate at the time of extinguishment was 6.50%. With the June 2010 amendment of the Credit Agreement, we incurred $2.6 million of additional debt issuance costs, the majority of which were recognized as a loss on debt extinguishment during the three months ended September 30, 2010. As of September 30, 2010, there were approximately $9.2 million of outstanding letters of credit remaining with the terminated Credit Agreement provider, which are backed by letters of credit issued under the Revolver.

Fusepoint acquisition. On June 16, 2010, we completed our acquisition of Fusepoint, Inc., or Fusepoint. Fusepoint is an independent provider of outsourced managed IT and infrastructure services to mid-market and larger enterprises in Canada. With the acquisition of Fusepoint, we obtained hosting assets in three data centers in Toronto, Vancouver and Montreal. We acquired Fusepoint for $121.8 million in cash, after adjustment for estimated working capital and debt levels. At the closing, $12.5 million of the purchase price was placed in escrow for possible application against this working capital adjustment, certain tax liabilities, and indemnification claims that may be made in the first year following closing. We funded the acquisition through available cash on hand and the assumption of an additional $110.0 million of debt through the utilization of increased borrowing capacity under the Credit Agreement, which was amended and upsized to $150.0 million as described above. The acquisition has been accounted for using the acquisition method of accounting. Acquisition and integration related costs of $0.5 million and $3.5 million were included in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2010, respectively.

RESULTS OF OPERATIONS

The historical financial information included in this Quarterly Report on Form 10-Q is not intended to represent the consolidated results of operations, financial position, or cash flows that may be achieved in the future.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Executive Summary of Results of Operations

Revenue increased $28.7 million, or 13%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily as a result of a 19% increase in total hosting revenue. Income from continuing operations decreased $1.0 million to $3.5 million for the three months ended September 30, 2010 compared to income from continuing operations of $4.5 million for the three months ended September 30, 2009, primarily due to increases in depreciation and other operating expenses. Loss from continuing operations before income taxes for the three months ended September 30, 2010 was $27.1 million compared to $9.4 million for the three months ended September 30, 2009.

The following table presents revenue by major service category (dollars in thousands):

	Three Months Ended September 30,
	2010	2009	Dollar Change	Percentage Change
Revenue:
Colocation	$95,211	$85,341	$9,870	12%
Managed hosting	81,513	62,814	18,699	30%

Total hosting	176,724	148,155	28,569	19%
Network services	65,177	65,056	121	0%

Total revenue	$241,901	$213,211	$28,690	13%

Revenue. Revenue was $241.9 million for the three months ended September 30, 2010, an increase of $28.7 million, or 13%, from $213.2 million for the three months ended September 30, 2009. Total hosting revenue was $176.7 million for the three months ended September 30, 2010, an increase of $28.6 million from $148.2 million for the three months ended September 30, 2009. The increase was driven by increases in both managed hosting and colocation revenue. The $18.7 million increase in managed hosting revenue included $4.2 million of incremental revenue resulting from our acquisition of Fusepoint, and the $9.9 million increase in our colocation revenue included $4.6 million of incremental revenue resulting from our acquisition of Fusepoint. The organic growth of $19.8 million reflected growth in our colocation, dedicated hosting, storage and professional services products. Network services revenue was $65.2 million for the three months ended September 30, 2010, an increase of $0.1 million from $65.1 million for the three months ended September 30, 2009.

Cost of revenue. Cost of revenue includes facility rental costs, utilities, circuit costs and other operating costs for hosting space; costs of leasing local access lines to connect customers to our Points of Presence, or PoPs; leasing backbone circuits to interconnect our PoPs; indefeasible rights of use, operations and maintenance; and salaries and related benefits for engineering, service delivery and provisioning, customer service, consulting services and operations personnel who maintain our network, monitor network performance, resolve service issues, and install new sites. Cost of revenue excludes depreciation, amortization and accretion, which is reported as a separate line item of operating costs, and includes non-cash equity-based compensation. Cost of revenue was $131.6 million for the three months ended September 30, 2010, an increase of $13.7 million, or 12%, from $117.9 million for the three months ended September 30, 2009. The increase included $5.1 million of incremental costs resulting from our acquisition of Fusepoint. The remaining $8.6 million increase was primarily due to $3.2 million in increased customer installation costs driven by an increase in revenue, a $1.6 million increase in software and other maintenance, a $1.5 million increase in facilities costs, a $0.7 million increase in salaries, wages and benefits, driven by higher severance costs, and a $0.6 million increase in travel and consultant costs to support acquisition and integration activities.

Sales, general and administrative expenses. Sales, general and administrative expenses include sales and marketing salaries and related benefits; product management, pricing and support salaries and related benefits; sales commissions and referral payments; advertising, direct marketing and trade show costs; occupancy costs; executive, financial, legal, tax and administrative support personnel and related costs; professional services, including legal, accounting, tax and consulting services; and bad debt expense. It excludes depreciation, amortization and accretion, which is reported as a separate line item of operating costs, and includes non-cash equity-based compensation. Sales, general and administrative expenses were $56.5 million for the three months ended September 30, 2010, an increase of $3.9 million, or 8%, from $52.6 million for the three months ended September 30, 2009. The increase included $2.3 million of incremental costs resulting from our acquisition of Fusepoint. The remaining $1.6 million increase was primarily due to $1.8 million in commissions, $1.4 million in marketing and legal costs, $0.9 million in temporary employees, and $0.5 million in software maintenance, partially offset by a $3.1 million decrease in non-cash equity-based compensation expense.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense consists primarily of the depreciation of property and equipment, amortization of intangible assets, and accretion expense related to the aging of the discounted present value of certain liabilities and unfavorable long-term contracts assumed in acquisitions. Depreciation, amortization and accretion was $50.3 million for the three months ended September 30, 2010, an increase of $12.1 million, or 32%, from $38.2 million for the three months ended September 30, 2009. This increase included $3.6 million in depreciation on tangible assets acquired with our acquisition of Fusepoint, along with amortization of the acquired intangible assets. The remaining $8.5 million increase was due to depreciation on the addition of new data center assets and other capital expenditures of $13.1 million, which was partially offset by a $1.7 million decrease in depreciation due to certain assets becoming fully depreciated and $2.9 million decrease in deprecation due to foreign currency impact from assets in our international regions.

Loss on debt extinguishment. Loss on debt extinguishment was $8.7 million for the three months ended September 30, 2010. This represents the loss incurred with the refinancing of our long-term debt, as described in the Significant Events section of this document, and consisted of $6.1 million unamortized deferred financing costs, a $1.4 million loss representing the difference between the fair value and carrying value of the Notes, and $1.2 million in costs primarily related to bank and legal fees.

Other income and expense. Other income and expense represents interest on our long-term debt, interest on our capital and financing method lease obligations, certain other non-operating charges, and interest income on our invested cash balances. Other income and expense was $21.8 million for the three months ended September 30, 2010, an increase of $7.9 million, or 57%, from $13.9 million for the three months ended September 30, 2009. The $3.9 million increase in interest expense for the three months ended September 30, 2010 was driven by $5.9 million interest on our term loan and $1.2 million of interest related to the expansion of an existing data center in Chicago which resulted in the reclassification of the lease to a capital lease, partially offset by a $2.3 million decrease in accreted convertible debt interest and a $1.6 million decrease in convertible notes interest, both a result of the extinguishment of the majority of our convertible notes during the current quarter. Other income and expense declined $4.1 million primarily due to the $3.1 million loss on the settlement of our interest rate swap. The following table presents a quarterly overview of the components of other income and expense (dollars in thousands):

	Three Months Ended September 30,
	2010	2009	Dollar Change	Percentage Change
Other (income) and expense
Interest expense	$18,391	$14,533	$3,858	27%
Interest income	(41)	(33)	(8)	(24%)
Other (income) expense	3,495	(613)	4,108	670%

Total other (income) and expense	$21,845	$13,887	$7,958	57%

Loss from continuing operations before income taxes. Loss from continuing operations before income taxes for the three months ended September 30, 2010 was $27.1 million, a decline of $17.7 million from a loss from continuing operations before income taxes of $9.4 million for the three months ended September 30, 2009.

Income tax (benefit) expense. Income tax benefit for the three months ended September 30, 2010 was $0.9 million compared to income tax expense of $0.6 million for the three months ended September 30, 2009. The $1.5 million improvement was due to a tax benefit generated from Fusepoint operations, in addition to the expectation of a lower alternative minimum tax liability in 2010.

Loss from continuing operations, net of income taxes. Loss from continuing operations, net of income taxes for the three months ended September 30, 2010 was $26.2 million, a decline of $16.3 million, from a loss from continuing operations, net of income taxes of $9.9 million for the three months ended September 30, 2009, driven by the factors previously described.

Loss from discontinued operations, net of income taxes. Loss from discontinued operations, net of income taxes, was $0.01 million for the three months ended September 30, 2010. This represents the loss from our applications services business which was acquired in connection with our acquisition of Fusepoint, Inc. These assets have been classified as held for sale.

Net loss. Net loss for the three months ended September 30, 2010 was $26.2 million, a decline of $16.3 million, from a net loss of $9.9 million for the three months ended September 30, 2009, driven by the factors previously described.

Segment Information

Segment Adjusted EBITDA

The discussion of our results of operations by segment presented below includes references to and analysis of our segment adjusted EBITDA results. Adjusted EBITDA represents income from continuing operations before depreciation, amortization and accretion, and non-cash equity-based compensation. Adjusted EBITDA is reconciled below to its most comparable measure, income from continuing operations. Adjusted EBITDA is further reconciled to income loss from continuing operations before income taxes in Note 19 of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We use adjusted EBITDA as a performance measure to evaluate our segments because we believe that such information is a relevant measure of a company’s operating financial performance and liquidity in our industry. The calculation of adjusted EBITDA is not specified by United States generally accepted accounting principles. As such, our calculation of adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents revenue and adjusted EBITDA by segment, and excludes the results of our discontinued operations (dollars in thousands):

	Three Months Ended September 30,
	2010	2009	Dollar Change	Percent Change
Revenue
Hosting	$176,724	$148,155	$28,569	19%
Network	65,177	65,056	121	0%

Total revenue	$241,901	$213,211	$28,690	13%

Adjusted EBITDA
Hosting	$66,892	$55,582	$11,310	20%
Network	15,747	18,484	(2,737)	(15%)
Corporate - other (1)	(23,400)	(22,875)	(525)	(2%)

Total adjusted EBITDA	$59,239	$51,191	$8,048	16%

Adjusted EBITDA reconciliation
Income from continuing operations	$3,469	$4,514
Depreciation, amortization and accretion	50,335	38,201
Non-cash equity-based compensation	5,435	8,476

Adjusted EBITDA	$59,239	$51,191

(1)	Includes all costs not directly associated with hosting services or network services, including $0.5 million acquisition and integration related costs in the three months ended September 30, 2010.

Revenue

Hosting. Revenue from our hosting segment was $176.7 million for the three months ended September 30, 2010, a $28.6 million increase from $148.2 million for the three months ended September 30, 2009. The increase was driven by increases in both managed hosting and colocation revenue. The $18.7 million increase in managed hosting revenue included $4.2 million of incremental revenue resulting from our acquisition of Fusepoint, and the $9.9 million increase in our colocation revenue included $4.6 million of incremental revenue resulting from our acquisition of Fusepoint. The organic growth of $19.8 million reflected growth in our colocation, dedicated hosting, storage and professional services products.

Network. Network services revenue was $65.2 million for the three months ended September 30, 2010, an increase of $0.1 million from $65.1 million for the three months ended September 30, 2009.

Adjusted EBITDA

Hosting. Adjusted EBITDA for our hosting segment was $66.9 million for the three months ended September 30, 2010, an increase of $11.3 million, or 20%, from $55.6 million for the three months ended September 30, 2009. The increase was driven by a $28.6 million increase in hosting revenue, partially offset by a $17.3 million increase in hosting costs. Costs directly associated with our hosting segment include the costs of facility rentals, utilities, equipment and software maintenance costs and other operating costs for hosting space and the salaries and related benefits for personnel directly or indirectly associated with our hosting products. The $17.3 million increase in costs was comprised primarily from a $2.0 million increase in installation costs for new customers, a $2.4 million increase in utility costs on expanded data centers and incremental customer usage, $2.2 million higher software maintenance costs, primarily due to new business and increased license usage, a $4.3 million increase in personnel costs to support new customer revenue growth and $3.5 million of increased sales and marketing costs, predominately due to increased sales commissions related to new and renewed business along with a new marketing campaign related to new product launches. Segment adjusted EBITDA as a percentage of segment revenue was 38% for the three months ended September 30, 2010 and September 30, 2009.

Network. Adjusted EBITDA for our network segment was $15.7 million for the three months ended September 30, 2010, a decrease of $2.7 million, or 15%, from $18.5 million for the three months ended September 30, 2009. Costs directly associated with our network segment include costs of leasing local access lines to connect customers to our Points of Presence, or PoPs, leasing backbone circuits to interconnect our PoPs, indefeasible rights of use, operations, and maintenance, and salaries and related benefits for personnel directly or indirectly associated with our network products. The $2.7 million decline in adjusted EBITDA was primarily driven by a $2.1 million increase in local loop and circuit costs due to new business and $0.6 million in IRU maintenance due to a prior year favorable dispute settlement. Segment adjusted EBITDA as a percentage of segment revenue decreased to 24% for the three months ended September 30, 2010 compared to 28% for the three months ended September 30, 2009.

Corporate - other. Corporate - other adjusted EBITDA includes all operating costs not directly associated with our hosting or network segments, primarily general and administrative costs including executive, financial, legal, tax, internal IT and administrative support personnel and related costs, costs for professional services, including legal, accounting, tax and consulting services. These costs were $23.4 million for the three months ended September 30, 2010 an increase of $0.5 million from $22.9 million for the three months ended September 30, 2009. This was driven by $0.5 million of acquisition and integration costs related to our acquisition of Fusepoint.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Executive Summary of Results of Operations

Revenue increased $25.6 million, or 4%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily as a result of an 8% increase in hosting revenue, which was partially offset by a 5% decrease in network services revenue. Income from continuing operations decreased $19.2 million to $10.4 million for the nine months ended September 30, 2010 compared to income from continuing operations of $29.6 million for the nine months ended September 30, 2009, primarily due to increases in depreciation and other operating expenses. Loss from continuing operations before income taxes for the nine months ended September 30, 2010 was $51.2 million compared to $13.6 million for the nine months ended September 30, 2009.

The following table presents revenue by major service category (dollars in thousands):

	Nine Months Ended September 30,
	2010	2009	Dollar Change	Percentage Change
Revenue:
Colocation	$261,959	$254,429	$7,530	3%
Managed hosting	225,695	198,203	27,492	14%

Total hosting	487,654	452,632	35,022	8%
Network services	192,590	201,963	(9,373)	(5%)

Total revenue	$680,244	$654,595	$25,649	4%

Revenue. Revenue was $680.2 million for the nine months ended September 30, 2010, an increase of $25.6 million, or 4%, from $654.6 million for the nine months ended September 30, 2009. Revenue for the nine months ended September 30, 2009 included $3.0 million of non-recurring termination fees and $12.8 million of revenue from the American Stock Exchange, or AMEX, a customer which was acquired by the New York Stock Exchange and subsequently cancelled its service with us in 2009. Total hosting revenue was $487.6 million for the nine months ended September 30, 2010, an increase of $35.0 million from $452.6 million for the nine months ended September 30, 2009. The increase was driven by a $27.5 million increase in managed hosting revenue, which included $4.9 million of incremental revenue resulting from our acquisition of Fusepoint. The growth in managed hosting revenue was moderated by a loss of $10.0 million in revenue from AMEX and $3.0 million in one-time early termination fees recorded in the nine months ended September 30, 2009. Offsetting this prior year non-recurring revenue was net growth of $35.6 million, which reflected growth in our dedicated hosting, storage and professional services products. Colocation revenue increased $7.5 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, which included $0.5 million in non-recurring revenue from AMEX. The $7.5 million increase included $5.3 million of incremental revenue resulting from our acquisition of Fusepoint. Organically, we experienced a $2.7 million increase in colocation revenue. Network services revenue was $192.6 million for the nine months ended September 30, 2010, a decrease of $9.4 million, or 5%, from $202.0 million for the nine months ended September 30, 2009. Included in network services revenue for the nine months ended September 30, 2009 was approximately $2.3 million of non-recurring revenue from AMEX. The remaining $7.1 million decrease was driven primarily by a $8.0 million decline in internet access revenue.

Cost of revenue. Cost of revenue was $371.2 million for the nine months ended September 30, 2010, an increase of $11.3 million, or 3%, from $359.9 million for the nine months ended September 30, 2009. This increase included $5.8 million of incremental costs resulting from our acquisition of Fusepoint. The remaining $5.5 million increase was primarily driven by a $4.4 million increase in third-party contractors to support revenue growth.

Sales, general and administrative expenses. Sales, general and administrative expenses were $165.1 million for the nine months ended September 30, 2010, an increase of $12.4 million, or 8%, from $152.7 million for the nine months ended September 30, 2009. This increase included $2.8 million of incremental costs resulting from our acquisition of Fusepoint. The remaining $9.6 million increase was driven by a $5.6 million increase in people costs primarily related to increased headcount and higher commissions on improved sales performance and $4.0 million of acquisition and integration costs related to our acquisition of Fusepoint.

Depreciation, amortization and accretion. Depreciation, amortization and accretion was $133.5 million for the nine months ended September 30, 2010, an increase of $21.2 million, or 19%, from $112.3 million for the nine months ended September 30, 2009, and included $4.2 million in depreciation on tangible assets acquired with our acquisition of Fusepoint, along with amortization of the acquired intangible assets. The remaining $17.0 million increase was due to the addition of new data centers and other capital expenditures of $29.2 million, which was partially offset by a $6.6 million decrease in depreciation due to certain assets becoming fully depreciated and $5.6 million decrease in depreciation due to foreign currency impact from assets in our international regions.

Loss on debt extinguishment. Loss on debt extinguishment was $8.7 million for the nine months ended September 30, 2010. This represents the loss incurred with the refinancing of our long-term debt, as described in the Significant Events section of this document, and consisted of $6.1 million unamortized deferred financing costs, a $1.4 million loss representing the difference between the fair value and carrying value of the Notes, and $1.2 million in costs primarily related to bank and legal fees.

Other income and expense. Other income and expense was $52.9 million for the nine months ended September 30, 2010, an increase of $9.7 million, or 22%, from $43.3 million for the nine months ended September 30, 2009. The $5.7 million increase in interest expense for the nine months ended September 30, 2010 was due to $5.9 million of interest on our term loan, $3.6 million of interest related to the expansion of an existing data center in Chicago which resulted in the reclassification of the lease to a capital lease and $1.0 million of interest on our revolving debt agreement, partially offset by a $1.7 million decrease in accretion on our convertible notes, a $1.6 million decrease in interest on our convertible notes, a $0.9 million decrease in interest on our Lombard loan, and a $0.7 million decrease in interest on our Cisco loan and leases, with the decreases relating to a refinancing transaction that occurred in August 2010. Interest income decreased $0.1 million due to lower average interest rates and lower average daily cash balances invested during the nine months ended September 30, 2010. Other expense increased $3.8 million primarily due to the settlement of our interest rate swap during the nine months ended September 30, 2010. The following table presents a year-to-date overview of the components of other income and expense (dollars in thousands):

	Nine Months Ended September 30,
	2010	2009	Dollar Change	Percentage Change
Other (income) and expense
Interest expense	$49,439	$43,710	$5,729	13%
Interest income	(92)	(191)	99	52%
Other (income) expense	3,588	(251)	3,839	1529%

Total other (income) and expense	$52,935	$43,268	$9,667	22%

Loss from continuing operations before income taxes. Loss from continuing operations before income taxes for the nine months ended September 30, 2010, was $51.2 million, a decline of $37.6 million, from a loss from continuing operations before income taxes of $13.6 million for the nine months ended September 30, 2009.

Income tax (benefit) expense. Income tax benefit for the nine months ended September 30, 2010 was $0.3 million compared to income tax expense of $1.9 million for the nine months ended September 30, 2009. The $2.2 million improvement was due to a tax benefit generated from Fusepoint operations, in addition to the expectation of a lower alternative minimum tax liability in 2010.

Loss from continuing operations, net of income taxes. Loss from continuing operations, net of income taxes for the nine months ended September 30, 2010 was $50.9 million, a decline of $35.4 million, from a loss from continuing operations, net of income taxes of $15.5 million for the nine months ended September 30, 2009, driven by the factors previously described.

Loss from discontinued operations, net of income taxes. Loss from discontinued operations, net of income taxes, was $0.1 million for the nine months ended September 30, 2010. This represents the loss from our applications services business acquired in our acquisition of Fusepoint, Inc. These assets have been classified as held for sale.

Net loss. Net loss for the nine months ended September 30, 2010, was $51.0 million, a decline of $35.5 million from a net loss of $15.5 million for the nine months ended September 30, 2009, primarily driven by the factors previously described.

Segment Information

Segment Adjusted EBITDA

The discussion of our results of operations by segment presented below includes references to and analysis of our segment adjusted EBITDA results. Adjusted EBITDA represents income from continuing operations before depreciation, amortization and accretion, and non-cash equity-based compensation. Adjusted EBITDA is reconciled below to its most comparable measure, income from continuing operations. Adjusted EBITDA is further reconciled to loss from continuing operations before income taxes in Note 19 of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We use adjusted EBITDA as a performance measure to evaluate our segments because we believe that such information is a relevant measure of a company’s operating financial performance and liquidity in our industry. The calculation of adjusted EBITDA is not specified by United States generally accepted accounting principles. As such, our calculation of adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents revenue and adjusted EBITDA by segment, and excludes the results of our discontinued operations (dollars in thousands):

	Nine Months Ended September 30,
	2010	2009	Dollar Change	Percent Change
Revenue
Hosting	$487,654	$452,632	$35,022	8%
Network	192,590	201,963	(9,373)	(5%)

Total revenue	$680,244	$654,595	$25,649	4%

Adjusted EBITDA
Hosting	$185,132	$179,964	$5,168	3%
Network	48,601	51,540	(2,939)	(6%)
Corporate - other (1)	(69,338)	(66,368)	(2,970)	(4%)

Total adjusted EBITDA	$164,395	$165,136	$(741)	(0%)

Adjusted EBITDA reconciliation
Income from continuing operations	$10,449	$29,649
Depreciation, amortization and accretion	133,513	112,335
Non-cash equity-based compensation	20,433	23,152

Adjusted EBITDA	$164,395	$165,136

(2)	Includes all costs not directly associated with hosting services or network services, including $4.0 million acquisition and integration related costs in the nine months ended September 30, 2010.

Revenue

Hosting. Revenue from our hosting segment was $487.6 million for the nine months ended September 30, 2010, an increase of $35.0 million from $452.6 million for the nine months ended September 30, 2009. The increase was driven by a $27.5 million increase in managed hosting revenue, which included $4.9 million of incremental revenue resulting from our acquisition of Fusepoint. During the nine months ended September 30, 2009, we recorded approximately $3.0 million of non-recurring termination fees and approximately $10.0 million of revenue from AMEX. Offsetting this prior year non-recurring revenue was net growth of $35.6 million, which reflected growth in our dedicated hosting, storage and professional services products. Colocation revenue increased $7.5 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, which included $0.5 million in non-recurring revenue from AMEX. The $7.5 million increase included $5.3 million of incremental revenue from our acquisition of Fusepoint. Organically, we experienced a $2.7 million increase in colocation revenue.

Network. Network services revenue was $192.6 million for the nine months ended September 30, 2010, a decrease of $9.4 million, or 5%, from $202.0 million for the nine months ended September 30, 2009. Included in network services revenue for the nine months ended September 30, 2009 was approximately $2.3 million of non-recurring revenue from AMEX. The remaining $7.1 million decrease was driven primarily by an $8.0 million decline in internet access revenue.

Adjusted EBITDA

Hosting. Adjusted EBITDA for our hosting segment was $185.1 million for the nine months ended September 30, 2010, an increase of $5.2 million, or 3%, from $180.0 million for the nine months ended September 30, 2009 which included $3.0 million of non-recurring termination fee revenue which had no associated costs. The increase was driven by a $35.0 million increase in revenue, partially offset by a $29.9 million increase in costs. The $29.9 million increase in costs was primarily driven by $5.4 million of higher software maintenance costs, primarily due to new business and increased license usage, and an additional $8.9 million of costs for increased headcount and third party contractors to support increased managed hosting revenue. Additionally, sales and marketing expenses increased $9.4 million on higher commissions and expanded marketing efforts for hosting products. Segment adjusted EBITDA as a percentage of segment revenue was 38% for the nine months ended September 30, 2010 compared to 40% for the nine months ended September 30, 2009.

Network. Adjusted EBITDA for our network segment was $48.6 million for the nine months ended September 30, 2010 and $51.5 million for the nine months ended September 30, 2009. The revenue decline of $9.3 million was primarily due to $8.0 million in internet access, and was offset by $6.4 million of cost savings comprised of $4.0 million of reduced local loop and circuit costs driven by revenue reductions and $2.3 million of lower personnel costs. Segment adjusted EBITDA as a percentage of segment revenue was 25% for the nine months ended September 30, 2010 compared to 26% for the nine months ended September 30, 2009.

Corporate – other. Corporate – other adjusted EBITDA includes all operating costs not directly associated with our hosting or network segments, primarily general and administrative costs including executive, financial, legal, tax, internal IT and administrative support personnel and related costs, costs for professional services, including legal, accounting, tax and consulting services. These costs were $69.3 million for the nine months ended September 30, 2010 an increase of $3.0 million from $66.4 million for the nine months ended September 30, 2009. This was driven by $4.0 million of acquisition and integration costs related to our acquisition of Fusepoint.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Use of Cash

As of September 30, 2010, our cash and cash equivalents balance was $88.0 million and we have $65.3 million of available capacity on our revolving credit facility. On July 1, 2010, we commenced a tender offer to purchase any and all of the outstanding Notes for an amount in cash equal to $990 per $1,000 principal amount of the Notes validly tendered and accepted for purchase plus accrued and unpaid interest up to, but not including, the date of purchase. The tender offer expired August 4, 2010, and the Company purchased 98.4% of the $345.0 million outstanding principal amount of the Notes, or $339.4 million, for $336.0 million, plus and additional $2.2 million of accrued and unpaid interest. On September 14, 2010, at $990 per $1,000 principal amount, we purchased and extinguished $2.5 million of the remaining outstanding principal amount of the Notes for $2.5 million, including accrued and unpaid interest. As of September 30, 2010, $3.1 million principal amount of the Notes remained outstanding. The repurchase of the Notes was funded through our entry into $625.0 million of senior secured credit facilities, which is comprised of a $550.0 million term loan maturing in 2016 and a $75.0 million revolving credit facility maturing in early 2014. The $550.0 million of term loan debt funded the repurchase of the Notes, the repayment of our Lombard loan for approximately $55.8 million, the settlement and subsequent termination of our revolving credit facility with Wells Fargo Capital Finance of $110.0 million, approximately $28.4 million of loans and leases with Cisco Systems Capital Corporation, including interest, and the settlement of the interest rate swap related to our Lombard loan for approximately $3.2 million. We believe we have sufficient cash to fund business operations and capital expenditures for at least twelve months from the date of this filing, from cash on hand, operations, and available debt capacity.

The following table presents our cash flows for the periods indicated (dollars in thousands):

	For the Nine Months Ended September 30,
	2010	2009
Cash provided by (used in):
Operating activities	$106,315	$129,011
Investing activities	(271,533)	(75,804)
Financing activities	94,873	(10,926)
Effect of exchange rates on cash and cash equivalents	(2,422)	(67)

Net increase (decrease) in cash and cash equivalents	$(72,767)	$42,214

Operating activities. We generated $106.3 million of cash from operating activities during the nine months ended September 30, 2010, a decrease of $22.7 million in cash from operating activities of $129.0 million for the nine months ended September 30, 2009. This decrease was driven by the lengthening of collection cycles and increased prepayments for maintenance and rent related costs. We anticipate continuing to generate cash from operating activities during the next twelve months.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2010 was $271.5 million, an increase of $195.7 million from net cash used in investing activities of $75.8 million for the nine months ended September 30, 2009. The increase in cash used was driven by our net investment of $112.8 million in Fusepoint. Additionally, we incurred incremental data center expansion related capital expenditures of $37.1 million during the nine months ended September 30, 2010.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2010 was $94.9 million, an increase of $105.8 million from net cash used by financing activities of $10.9 million for the nine months ended September 30, 2009. This increase primarily relates to $110.0 million in proceeds from long term debt, less related debt issuance costs of $2.6 million, used to fund our acquisition of Fusepoint, and $16.5 million proceeds from stock option exercises in the nine months ended September 30, 2010, partially offset by the $12.9 million net impact of a refinancing transaction that occurred during the three months ended September 30, 2010 and other activity, net. We anticipate our financing activities for the next twelve months to consist primarily of principal payments on our capital lease obligations and long-term debt.

Trade Accounts Receivable

Trade accounts receivable, net of allowance, was $74.1 million as of September 30, 2010, an increase of $28.3 million from $45.8 million at December 31, 2009, and included $4.9 million of trade accounts receivable, net acquired with Fusepoint. The remaining $23.4 million increase is primarily driven by a lengthening of the collection cycle through both more aggressive cash management strategies employed by and extended payment terms granted to, certain customers. We continue to monitor and adjust our cash collection process and cash management strategies to mitigate any adverse impacts on our liquidity and cash flows from operations. Other than any financing activities we may pursue, customer collections are our primary source of cash. As such, we are vulnerable to economic downturn and the impact it may have on our customers’ spending. We believe we have a strong customer base with no one customer accounting for more than 10% of our revenues; however, 27% of our revenue for the nine months ended September 30, 2010 was generated by customers in the financial services industry and 8% of that by our largest customer, Thomson Reuters, who also represents 16% of our outstanding net accounts receivable balance. Given the ongoing economic environment and uncertainty in the financial services industry, we remain cautious regarding these customers and their future impact on our revenue and profitability.

Long-term Debt and Other Financing

Long-term debt. The following table sets forth our long-term debt and other financing as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010	December 31, 2009
Term loan (1)	$533,935	$—
Convertible notes	2,848	305,921
Lombard loan facility	—	55,973
Other financing (2)	—	20,795
Revolver	—	—
Credit agreement	—	—
Capital and financing method lease obligations (3)	229,830	234,776

Total long-term debt and other financing	$766,613	$617,465

(1)	The amount presented in the table above includes current amounts due of $5.5 million for September 30, 2010.
(2)	Other financing includes borrowings under our Cisco loan agreement, for which the weighted-average interest rate was 6.50% as of December 31, 2009. The amount presented in the table above includes the current amounts due of $6.6 million for December 31, 2009. The loan was paid in full on August 4, 2010.
(3)	Capital and financing method lease obligations include capital and financing method leases on certain of our facilities and equipment held under capital leases. The weighted-average interest rates for such leases were 12.87% as of September 30, 2010 and 15.32% as of December 31, 2009. The amounts presented in the table above include the current amounts due of $13.4 million as of September 30, 2010 and $10.9 million as of December 31, 2009.

Term loan and revolver. On August 4, 2010, we entered into senior secured credit facilities consisting of a $550.0 million six-year term loan facility, or the Term Loan, and a $75.0 million three-and-a-half-year revolving credit facility, or the Revolver, with a group of lenders for which Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc. served as joint lead arrangers and joint bookrunners and Credit Suisse Securities (USA) LLC and Suntrust Robinson Humphrey, Inc. served as arrangers and joint bookrunners. The Term Loan and Revolver contain various affirmative, negative and financial covenants which are measured on a quarterly or annual basis and restrict our ability to create liens, incur additional indebtedness, and make capital expenditures, among other things, except as permitted by the terms of the agreement, and require maintenance of certain financial measures at defined levels. Our obligations under the Term Loan and the Revolver, and the guarantees of the Guarantors, are secured by a first-priority security interest in substantially all of our assets, interest in assets and proceeds thereof. We may elect to pay interest on a base or Eurodollar rate, plus applicable margin. The Term Loan requires 0.25% quarterly principal amortization payments beginning December 31, 2010, with the remaining balance payable on the maturity date, August 4, 2016. We incurred a 3.0%, or $16.5 million, original issue discount associated with the Term Loan. The Revolver contains a $40.0 million letter of credit provision, of which $9.7 million had been issued as of September 30, 2010. Unused commitments on the Revolver are subject to an annual commitment fee of 0.50% and a fee is applied to outstanding letters of credit of 4.75%. The applicable interest rate on Eurodollar loans under the Revolver would have been 6.50% at September 30, 2010; however, there were no outstanding borrowings. As of September 30, 2010, the applicable interest rate for the Term Loan was 6.75%, including the Eurodollar floor of 1.75%, and outstanding borrowings totaled $550.0 million. Unamortized original issue discount of $16.1 million on the Term Loan remained as of September 30, 2010.

Credit agreement. In August 2010, as part of a refinancing transaction, we repaid the $110.0 million outstanding, plus an additional $1.5 million in fees, and terminated our amended and restated credit agreement, or the Credit Agreement, with Wells Fargo Capital Finance. The Credit Agreement was amended in June 2010 to increase the available borrowing capacity in order to fund the purchase price of the Fusepoint acquisition. Under the amended terms of the Credit Agreement, we had borrowing capacity of $150.0 million which included a $40.0 million letter of credit provision. Borrowings under the Credit Agreement could be used to fund working capital, acquisitions, capital expenditures and other general corporate purposes. We elected to pay interest on a three month LIBOR rate, plus an applicable margin. The interest rate at the time of extinguishment was 6.50%. With the June 2010 amendment of the Credit Agreement, we incurred $2.6 million of additional debt issuance costs, the majority of which were recognized as a loss on debt extinguishment during the three months ended September 30, 2010. As of September 30, 2010, there were approximately $9.2 million of outstanding letters of credit remaining with the terminated Credit Agreement provider, which are backed a letter of credit issued under the Revolver.

Loan agreement and lease facility. We maintained a term loan and security agreement, or the Loan Agreement, and maintain a master lease agreement, or the Lease Agreement, with Cisco Systems Capital Corporation. The Loan Agreement provided for borrowings of up to $33.0 million, at an annual interest rate of 6.50%, to purchase network equipment, which were secured by a first-priority security interest in the equipment. The Lease Agreement provides a lease facility, or the Lease Facility, to purchase equipment with borrowings at the discretion of Cisco Systems Capital Corporation. The effective interest rate on current outstanding borrowings ranges from 6.50% to 6.75%. On August 4, 2010, as part of a refinancing transaction, we repaid the outstanding $16.9 million in borrowings outstanding on the Loan Agreement, along with $0.1 million of interest, and $11.2 million of the $13.1 million outstanding leases under the Lease Facility. There was a $0.2 million loss on debt extinguishment associated with the repayment of the leases. As of September 30, 2010, we had $1.8 million in outstanding borrowings under Lease Facility.

Lombard loan agreement. On August 4, 2010, as part of a refinancing transaction, we repaid and terminated, on behalf of our subsidiary SAVVIS UK Limited, or SAVVIS UK, the loan agreement, or the Lombard Loan Agreement, it maintained with Lombard North Central, Plc., or Lombard. The Lombard Loan Agreement had a five-year term and required monthly interest installments for the full term and quarterly principal installments that were to begin in 2011. We had guaranteed the obligations of SAVVIS UK under the Lombard Loan Agreement and the obligations were secured by a first priority security interest in substantially all of SAVVIS UK’s then existing data center assets and certain future assets. We maintained a letter of credit of $21.2 million, which was released with the termination of the agreement. A total of $55.8 million, or £35.0 million, was paid to Lombard, which included both the outstanding principal and accrued and unpaid interest. There were £0.4 million, or approximately $0.6 million, unamortized debt issuance costs related to the Lombard Loan Agreement recognized as a loss on debt extinguishment during the three months ended September 30, 2010.

Interest rate swap. On August 2, 2010, as a result of the refinancing of the Lombard Loan Agreement, we terminated our interest rate swap agreement, or the Swap Agreement, with National Westminster Bank, Plc., or NatWest, for £2.0 million, or approximately $3.2 million. In January 2009, we had dedesignated our existing interest rate swap and redesignated a new interest rate swap by entering into the Swap Agreement. At the time of dedesignation, the fair value of the existing interest rate swap was £2.5 million, which represented the financing element of the Swap Agreement, and was to be amortized to earnings as the originally hedged cash flows affect earnings. The Swap Agreement hedged the monthly interest payments incurred and paid under the Lombard Loan Agreement during the three year period beginning January 1, 2009 and ending December 31, 2011. At settlement, the market value of the interest rate swap was a non-current liability of £2.0 million, or approximately $3.2 million. We recognized a loss on settlement of £2.0 million, or approximately $3.1 million.

Interest rate cap. On September 30, 2010, as required by the Term Loan, we entered into an interest rate cap hedge agreement, or the Cap Agreement, with Bank of America, N.A., or BOA. The Cap Agreement caps the three month Eurodollar interest rates paid to BOA on a beginning notional principal amount of $155.0 million of Term Loan outstanding. During the three year period beginning October 4, 2010 and ending October 3, 2013, the notional amount of the Cap Agreement declines by the 0.25% quarterly principal amortization of the Term Loan as it applies to the original notional principal amount. The Cap Agreement effectively caps the interest rates paid to BOA on the then outstanding capped notional principal amount of the Term Loan at 3.0% during year one, 3.5% during year two and 4.0% during year three. The fair value of the Cap Agreement was a $0.4 million liability at September 30, 2010.

Future principal payments. The following table sets forth our aggregate future principal payments of long-term debt and other financing as of September 30, 2010 (dollars in thousands):

	Future Principal Payments of Long-term Debt and Other Financing
	Total	Remainder 2010	2011	2012	2013	2014	Thereafter
Term loan (1)	$550,000	$1,375	$5,500	$5,500	$5,500	$5,500	$526,625
Convertible notes (1)	3,106	—	—	3,106	—	—	—
Capital lease obligations (2)	176,705	3,076	13,140	12,815	12,226	13,904	121,544
Revolver	—	—	—	—	—	—	—

Total	$729,811	$4,451	$18,640	$21,421	$17,726	$19,404	$648,169

(1)	Represents principal amount of the term loan and the convertible notes.
(2)	Does not include future payments on our financing method lease obligation as they represent interest payments over the term of the lease.

The weighted-average cash interest rate applicable to outstanding borrowings was 6.7% and 3.2% as of September 30, 2010 and December 31, 2009, respectively.

For further information on our long-term debt and related derivatives, please refer to Notes 10 and 11, respectively, of Notes to the Financial Statements located in this Quarterly Report on Form 10-Q.

Debt Covenants

Under the terms of our Term Loan and Revolver agreements, we are required to comply with certain financial covenant ratios consisting of quarterly covenants for maximum total leverage and minimum fixed charge coverage ratios and annual maximum capital expenditures. As of September 30, 2010, we were in compliance with all such financial covenants.

The provisions of our debt agreements contain covenants including, but not limited to, restricting or limiting our ability to incur more debt, issue guarantees, pay dividends, make capital expenditures, and repurchase stock (subject to financial measures and other conditions). We were in compliance with all such covenants as of and during the nine months ended September 30, 2010, and anticipate compliance with all covenants for at least the next twelve months. However, the ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt agreements and could trigger cross defaults and acceleration of repayment obligations.

Commitments and Contingencies

Our customer contracts generally span multiple periods, which result in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $15.1 million, $30.1 million, $13.9 million, $9.7 million, $8.3 million, and $51.9 million during the years ended December 31, 2010, 2011, 2012, 2013, 2014, and thereafter, respectively. Should we not meet the minimum spending levels in any given term, decreasing termination liabilities, representing a percentage of the remaining contractual amounts, may become immediately due and payable. Furthermore, certain of these termination liabilities are potentially subject to reduction should we experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if we had terminated all of these agreements as of September 30, 2010, the maximum liability would have been $129.0 million. To mitigate this exposure, at times, we align our minimum spending commitments with customer revenue commitments for related services.

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

Off-Balance-Sheet Arrangements

As of September 30, 2010 we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in our consolidated balance sheets, such as letters of credit, indemnifications, and operating leases under which certain facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through January 2031, and may be renewed as circumstances warrant. As of September 30, 2010, we had $9.7 million in letters of credit outstanding, pledged as collateral to support certain facility leases and utility agreements. Also, in connection with the 2007 sale of our assets related to content delivery network services, we agreed to indemnify the purchaser should it incur certain losses due to a breach of our representations and warranties. We have not incurred a liability relating to these indemnification provisions in the past, and we believe that the likelihood of any future payout relating to these provisions is remote. Therefore, we have not recorded a liability during any period related to these indemnification provisions.

Our guarantees and financial instruments are valued based on the estimated amount of exposure and the likelihood of performance being required. No claims have been made against these guarantees and financial instruments nor, based on our past experience, do we expect exposure to material losses resulting therefrom. As a result, we determined such guarantees and financial instruments did not have significant value and have not recorded any related amounts in our consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our financial statements, which are prepared in accordance with United States generally accepted accounting principals, or U.S. GAAP. U.S. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements are discussed in more detail in Note 2 to the Notes to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Critical Accounting Estimates” included in our Annual Report on Form 10-K as filed with the SEC on March 5, 2010. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2010.

For information on recently adopted and recently issued accounting pronouncements, please refer to Note 2 of Notes to the Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of September 30, 2010, we had $550.0 million outstanding variable rate debt on our term loan, with an interest rate payable as of September 30, 2010 of Eurodollar floor plus margin of 6.75%. The Company entered into an interest rate cap agreement on September 30, 2010 to cap the interest on a portion of our term loan between 3.0% and 4.0% during the three year agreement. There was 3% original issue discount on the term loan, which is accreted over the life of the loan and recognized as interest expense. The carrying value of the term loan as of September 30, 2010 was $533.9 million. The remainder of our outstanding debt was fixed rate debt and was comprised of our convertible notes. The convertible notes bear cash interest on the $3.1 million principal at 3% per annum, and an additional 5.36% of interest expense is recognized as accretion of the discounted portion of the convertible notes. As of September 30, 2010, the carrying amount of the convertible notes was $2.8 million.

There have been no material changes in our assessment of market risk sensitivity since our presentation of “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of the end of the period covered by this report. Based on management’s evaluation as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

In September 2010, we implemented a new billing system for our global operations. As a result, we have updated our internal controls as necessary to accommodate the modifications to our business processes and accounting procedures. There have not been any other significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the Risk Factors we previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K as of and for the year ended December 31, 2009, as filed with the United States Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit Index Number	Exhibit Description	Filed with the	Incorporated by Reference
		Form 10-Q	Form	Filing Date with the SEC	Exhibit Number

2.1	Agreement and Plan of Merger dated May 28, 2010 by and among Fusepoint, Inc., Savvis, Inc., Blue Jay Merger Sub, Inc., and M/C Venture Partners V, L.P., as Stockholders’ Representative		8-K	June 1, 2010	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1	November 12, 1999	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	January 31, 2000	3.2
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 14, 2002	3.3
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 13, 2004	3.4
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 5, 2005	3.5
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		8-K	June 7, 2006	3.1
3.7	Amended and Restated Bylaws of the Registrant		8-K	August 1, 2008	3.1
10.1*	Employment, Confidentiality, Severance and Non-Competition Agreement dated August 31, 2010 between the Registrant and James E. Ousley		8-K	September 3, 2010	10.1
10.2	Credit Agreement dated August 4, 2010 by and among SAVVIS Communications Corporation, SAVVIS, Inc., each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer		8-K	August 11, 2010	10.1
10.3	Form of Employment, Confidentiality, Severance and Non-Competition Agreement for use after August 3, 2010	X
10.4	Form of Indemnification Agreement with Directors and Executive Officers	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Compensation arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVVIS, Inc.

Date: November 5, 2010	By: /s/ James E. Ousley

James E. Ousley
Chief Executive Officer
(principal executive officer)

Date: November 5, 2010	By: /s/ Gregory W. Freiberg

Gregory W. Freiberg
Chief Financial Officer
(principal financial officer and principal accounting officer)