Form 10-Q
period 2011-03-31
SAVVIS, Inc.
filed 2011-05-09
CIK 1058444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Common stock, $0.01 Par Value – 57,544,610 shares as of April 30, 2011

The Exhibit Index begins on page 33.

SAVVIS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I.	FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS.

SAVVIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2011 (unaudited)	December 31, 2010
ASSETS

Current Assets:
Cash and cash equivalents	$121,576	$120,344
Trade accounts receivable, net of allowance of $11,805 and $9,590	76,768	65,058
Prepaid expenses and other current assets	32,163	32,359

Total Current Assets	230,507	217,761

Property and equipment, net	847,786	843,801
Goodwill	78,146	75,883
Intangible assets, net	18,385	19,540
Other non-current assets	28,299	26,665

Total Assets	$1,203,123	$1,183,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Payables and other trade accruals	$65,037	$73,445
Current portion of long-term debt and lease obligations	19,939	17,881
Other current accrued liabilities	77,426	84,101

Total Current Liabilities	162,402	175,427

Long-term debt, net of current portion	529,999	530,649
Capital and financing method lease obligations, net of current portion	233,817	216,508
Other non-current accrued liabilities	73,585	74,937

Total Liabilities	999,803	997,521

Stockholders’ Equity:
Common stock; $0.01 par value, 1,500,000 shares authorized; 57,495 and 56,604 shares issued and outstanding	575	566
Additional paid-in capital	895,063	886,593
Accumulated deficit	(690,193)	(688,388)
Accumulated other comprehensive loss	(2,125)	(12,642)

Total Stockholders’ Equity	203,320	186,129

Total Liabilities and Stockholders’ Equity	$1,203,123	$1,183,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenue	$257,041	$216,587
Operating Expenses:
Cost of revenue (including non-cash equity-based compensation of $2,692 and $1,630, respectively) (1)	132,764	119,368
Sales, general and administrative expenses (including non-cash equity-based compensation of $5,202 and $6,823, respectively) (1)	57,195	51,719
Depreciation, amortization and accretion	50,562	40,737

Total Operating Expenses	240,521	211,824

Income from Operations	16,520	4,763
Net interest expense and other	17,884	15,757

Loss before Income Taxes	(1,364)	(10,994)
Income tax expense	441	355

Net Loss	$(1,805)	$(11,349)

Loss per Share
Basic loss per common share	$(0.03)	$(0.21)

Diluted loss per common share	$(0.03)	$(0.21)

Weighted-Average Common Shares Outstanding
Basic	56,917	54,494

Diluted	56,917	54,494

(1)	Excludes depreciation, amortization and accretion, which is reported separately.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(1,805)	$(11,349)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	50,562	40,737
Non-cash equity-based compensation	7,894	8,453
Accrued interest	541	3,286
Amortization of debt discount	725	3,767
Other, net	47	332
Net changes in operating assets and liabilities:
Trade accounts receivable, net	(10,844)	(6,581)
Prepaid expenses and other current and non-current assets	(1,441)	(6,572)
Payables and other trade accruals	181	7,455
Other accrued liabilities	(9,191)	(556)

Net cash provided by operating activities	36,669	38,972

Cash Flows from Investing Activities:
Payments for capital expenditures	(30,951)	(50,691)

Net cash used in investing activities	(30,951)	(50,691)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(1,375)	(1,650)
Proceeds from stock option exercises	4,364	6,648
Payments for employee taxes on equity-based instruments	(5,770)	(2,812)
Principal payments under capital lease obligations	(3,980)	(2,538)
Other, net	—	(612)

Net cash used in financing activities	(6,761)	(964)

Effect of exchange rate changes on cash and cash equivalents	2,275	(2,204)

Net increase (decrease) in cash and cash equivalents	1,232	(14,887)
Cash and cash equivalents, beginning of period	120,344	160,815

Cash and cash equivalents, end of period	$121,576	$145,928

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$16,924	$7,832
Cash paid (refunded) for income taxes	$(87)	$380

Non-cash Investing and Financing Activities:
Assets acquired and obligations incurred under capital leases	$23,044	$623

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAVVIS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2010	56,604	$566	$886,593	$(688,388)	$(12,642)	$186,129

Issuance of common stock	891	9	5,134	—	—	5,143

Payments for employee taxes on equity-based instruments	—	—	(5,770)	—	—	(5,770)

Recognition of equity-based compensation costs	—	—	9,106	—	—	9,106

Comprehensive income
Net loss	—	—	—	(1,805)	—	(1,805)

Foreign currency translation adjustment	—	—	—	—	10,599	10,599

Change in derivatives	—	—	—	—	(82)	(82)

Net comprehensive income	—	—	—	(1,805)	10,517	8,712

Balance at March 31, 2011	57,495	$575	$895,063	$(690,193)	$(2,125)	$203,320

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

These unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles, under the rules and regulations of the U.S. Securities and Exchange Commission (the SEC), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2010. Such audited consolidated financial statements are included in the Company’s Annual Report on Form 10-K (the Annual Report) filed with the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Annual Report.

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

None.

NOTE 3—FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has estimated the fair value of its financial instruments as of March 31, 2011 and December 31, 2010 using available market information or other appropriate valuation methods. Assets and liabilities are categorized as Level 1, Level 2 or Level 3, dependant on the reliability of the inputs used in the valuation. Level 1 is considered more reliable than Level 3, as Level 3 depends on management’s assumptions. The definitions of the levels are as follows:

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

The carrying amounts of cash and cash equivalents, trade accounts receivable, other current assets, payables and other trade accruals, and other current liabilities approximate fair value because of the short-term nature of such instruments. As of March 31, 2011 and December 31, 2010, substantially all of the Company’s $121.6 million and $120.3 million, respectively, of cash and cash equivalents were held in money market accounts, which are valued using Level 1 inputs. The fair value of the Company’s convertible notes were estimated based on Level 1 inputs of the recent trading values, as provided by a third party. The Company is exposed to interest rate volatility with respect to the variable interest rates of its term loan and revolving credit agreements, which bear interest at current market rates plus applicable margin. The variable interest rate of the term loan agreement is subject to an interest rate cap, as described in Note 9. The fair values of the term loan and revolving credit agreement, neither of which is traded on an active market, are estimated by considering the Company’s credit rating, current rates available to the Company for debt of the same remaining maturities, and the terms of the debt. The fair value of the interest rate cap associated with the term loan agreement is valued using Level 2 market value inputs as provided by a third party, adjusted for the Company’s credit risk.

The following table presents the carrying values and estimated fair values of the Company’s long-term debt and derivative instruments as of the dates indicated:

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate cap	$387	$387	$470	$470

Liabilities:
Term loan agreement	$532,574	$563,222	$533,262	$564,610
Convertible notes	2,925	3,164	2,887	3,095
Revolving credit agreement	—	—	—	—

NOTE 4—LOSS PER SHARE

The Company computes basic loss per common share by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding unvested restricted stock awards subject to cancellation. Diluted loss per common share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares represent the incremental common shares issuable for stock option exercises, unvested restricted stock units and restricted stock awards that are subject to repurchase or cancellation, and conversion of debt securities. The Company calculates the dilutive effect of outstanding stock options, restricted stock units, and restricted stock awards on earnings per share by application of the treasury stock method. The dilutive effect from convertible securities is calculated by application of the if-converted method. The Company had no dilutive securities for the three months ended March 31, 2011 or March 31, 2010.

The following tables set forth the computation of basic and diluted loss per common share:

	Three Months Ended March 31, 2011
	2011	2010
Net loss	$(1,805)	$(11,349)

Weighted-average shares outstanding – basic	56,917	54,494
Effect of dilutive securities: (1)
Stock options (2)	—	—
Restricted stock units and restricted stock awards (2)	—	—

Weighted-average shares outstanding – diluted	56,917	54,494

Basic loss per common share	$(0.03)	$(0.21)

Diluted loss per common share	$(0.03)	$(0.21)

(1)	For the three months ended March 31, 2011, the effects of including the 0.04 million incremental shares associated with the convertible notes and the assumed conversion of 5.2 million equity instruments into common stock were anti-dilutive and, therefore, excluded from the calculation of diluted net loss per common share. For the three months ended March 31, 2010, the effects of including the 4.9 million incremental shares associated with the convertible notes and the assumed conversion of 6.7 million of equity instruments into common stock were anti-dilutive and, therefore, excluded from the calculation of diluted net loss per common share.
(2)	As of March 31, 2011, the Company had 2.6 million stock options and 2.6 million shares of restricted stock units and restricted stock awards outstanding. As of March 31, 2010, the Company had 4.9 million stock options and 1.8 million shares of restricted stock units and restricted stock awards outstanding.

NOTE 5—PREPAIDS AND OTHER ASSETS

The following table presents the components of prepaids and other current and non-current assets as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Prepaids and other current assets:
Prepaid maintenance	$15,382	$13,407
Prepaid rent	573	723
Prepaid insurance	707	1,488
Deferred install costs	8,458	11,103
Other prepaids	4,553	3,238
Other current assets	2,490	2,400

Total prepaids and other current assets	$32,163	$32,359

Other non-current assets:
Deferred financing costs	$10,653	$11,142
Other deferred costs	5,520	4,582
Non-current prepaids	2,950	3,126
Other non-current assets	9,176	7,815

Total other non-current assets	$28,299	$26,665

NOTE 6—PROPERTY AND EQUIPMENT

The following table presents property and equipment, by major category, as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Facilities and leasehold improvements	$883,855	$858,199
Communications and data center equipment	583,020	561,545
Software	150,129	141,861
Office equipment	32,448	31,633

	1,649,452	1,593,238
Less accumulated depreciation and amortization	(801,666)	(749,437)

Property and equipment, net	$847,786	$843,801

Depreciation and amortization expense for property and equipment was $48.0 million and $39.7 million for the three months ended March 31, 2011 and 2010, respectively.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

The following table presents the Company’s goodwill and intangible assets as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Goodwill:
Hosting	$78,146	$75,883
Intangible assets:
Customer relationships	36,950	36,261
Other intangible assets	2,437	2,437

	39,387	38,698
Accumulated amortization	(21,002)	(19,158)

Intangible assets, net	18,385	19,540

Total goodwill and intangible assets, net	$96,531	$95,423

Both goodwill and intangible assets include balances which are denominated in Canadian Dollars and, as such, are subject to foreign currency fluctuations. The Company’s foreign currency translation gain and losses, including those related to goodwill and other intangible assets, are a component of other comprehensive loss.

Amortization expense for intangible assets was $1.7 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. Estimated future amortization expense related to these intangible assets is as follows:

Remainder of 2011	$4,717
2012	5,531
2013	4,530
2014	3,386
2015	219
Thereafter	2

Total future amortization of intangible assets	$18,385

NOTE 8—LONG-TERM DEBT

The following table presents the carrying value of long-term debt as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Term loan, net of current portion of $5,500 and $5,500, respectively	$527,074	$527,762
Convertible notes	2,925	2,887
Revolving credit agreement	—	—

Long-term debt	$529,999	$530,649

Credit Facilities

Term loan and revolver. The Company maintains a $550.0 million term loan facility (the Term Loan) and a $75.0 million revolving credit facility (the Revolver) with a group of lenders for which Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc. served as joint lead arrangers. The Term Loan and the Revolver mature in August 2016 and February 2014, respectively, and contain various affirmative, negative and financial covenants which are measured on a quarterly or annual basis and restrict the ability of the Company to create liens, incur additional indebtedness, and make capital expenditures, among other things, except as permitted by the terms of the agreement, and require maintenance of certain financial measures at defined levels. The Company’s obligations under the Term Loan and the Revolver, and the guarantees of the guarantors, are secured by a first-priority security interest in substantially all of the Company’s assets, interest in assets and proceeds thereof. The Company may elect to pay interest on a base or Eurodollar rate, plus applicable margin. The Term Loan requires 0.25% quarterly principal amortization payments which began December 31, 2010, with the remaining balance payable on the maturity date, August 4, 2016. The Company incurred a 3.0%, or $16.5 million, original issue discount associated with the Term Loan, of which $14.7 million remained unamortized as of March 31, 2011. The Revolver contains a $40.0 million letter of credit provision, of which $12.8 million had been issued as of March 31, 2011. The Company has an additional $2.2 million letters of credit that remain outstanding with Wells Fargo Capital Finance, the provider of our terminated revolving credit agreement, all of which expire on or before September 30, 2011. Unused commitments on the Revolver are subject to an annual commitment fee of 0.50% and a fee is applied to outstanding letters of credit of 4.75%. The applicable interest rate on Eurodollar loans under the Revolver would have been 4.99% at March 31, 2011; however, there were no outstanding borrowings. As of March 31, 2011, the applicable interest rate for the Term Loan was 6.75%, including the Eurodollar floor of 1.75%, and outstanding borrowings totaled $547.3 million.

Lease facility. The Company maintains a master lease agreement (the Lease Agreement) with Cisco Systems Capital Corporation. The Lease Agreement provides a lease facility (the Lease Facility) to purchase equipment with borrowings at the discretion of Cisco Systems Capital Corporation. The effective interest rate on current borrowings ranges from 6.75% to 7.75%. As of March 31, 2011, the Company had $6.0 million borrowings outstanding under Lease Facility.

Convertible Notes

In May 2007, the Company issued $345.0 million aggregate principal amount of 3.0% Convertible Senior Notes due May 15, 2012 (the Notes). Interest is payable semi-annually on May 15 and November 15 of each year and commenced November 15, 2007. The Notes contain settlement features that require the Company to account for the liability and equity components of the Notes separately. The Company has calculated the fair value of the liability component using an interest rate of 8.36% per annum. In 2010, the Company purchased and extinguished 99.1% of the $345.0 million outstanding principal amount of the Notes, or $341.9 million, for $338.5 million. An additional $2.2 million was paid for accrued and unpaid interest. Of the $338.5 million paid, $25.0 million was attributed to the reacquisition of the equity component of the Notes. As of March 31, 2011, $3.1 million principal amount of the Notes remained outstanding.

The following table summarizes the carrying amounts of the equity and liability components of the Notes, along with the unamortized discount and net carrying amount of the liability component.

	March 31, 2011	December 31, 2010
Equity component	$654	$654
Liability component:
Principal amount	$3,106	$3,106
Unamortized discount	(181)	(219)

Net carrying amount	$2,925	$2,887

The following table summarizes the amount of interest cost recognized for the periods relating to both the contractual interest and the accretion of the discount of the liability component of the Notes:

	Three Months Ended March 31,
	2011	2010
Interest at 3% stated coupon rate	$23	$2,588
Discount amortization	39	3,767

Total interest expense	$62	$6,355

The debt issuance costs related to the Notes, net of accumulated amortization, were $0.01 million as of March 31, 2011. At March 31, 2011, the Notes did not meet any of the criteria to allow the Notes to be redeemed at the holders’ discretion and are therefore not considered redeemable or convertible.

Debt Covenants

Under the terms of the Company’s Term Loan and Revolver agreements, the Company is required to comply with certain financial covenant ratios consisting of quarter covenants for maximum total leverage and minimum fixed charge coverage ratios and annual maximum capital expenditures. As of March 31, 2011, the Company was in compliance with such financial covenants.

The provisions of the Company’s debt agreements contain covenants including, but not limited to, maintaining specified financial conditions, restricting or limiting the Company’s ability to incur more debt, issue guarantees, pay dividends, make capital expenditures and repurchase stock (subject to financial measures and other conditions). The Company was in compliance with all such covenants as of and during the three months ended March 31, 2011, and anticipates compliance with all covenants for at least the next twelve months. However, the ability to comply with these provisions may be affected by events beyond the Company’s control. The breach of any of these covenants could result in a default under the Company’s debt agreements and could trigger cross defaults and acceleration of repayment.

Future Principal Payments

As of March 31, 2011, aggregate future principal payments of long-term debt were $4.1 million for the remainder of the year ended December 31, 2011, and $8.6 million, $5.5 million, $5.5 million, $5.5 million and $521.1 million for the years ended December 31, 2012, 2013, 2014, 2015, and thereafter, respectively. Depending on settlement options at the Company’s election, the Notes, which mature in May 2012, may be settled in cash, shares, or a combination thereof. The weighted-average cash interest rate applicable to outstanding borrowings was 6.7% as of March 31, 2011 and December 31, 2010.

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

Foreign Currency Hedges

At times, the Company engages in foreign currency hedging transactions to mitigate its foreign currency exchange risk. There were no foreign currency hedges in place as of March 31, 2011 or December 31, 2010.

Interest Rate Cap

On September 30, 2010, the Company, as required by the Term Loan, entered into an interest rate cap hedge agreement (the Cap Agreement) with Bank of America, N.A. (BOA). The Cap Agreement caps the three month Eurodollar interest rates paid to BOA on a beginning notional principal amount of $155.0 million on the Term Loan outstanding. During the three year period beginning October 4, 2010 and ending October 3, 2013, the notional amount of the Cap Agreement declines by the 0.25% quarterly principal amortization of the Term Loan as it applies to the original notional principal amount. The Cap Agreement effectively caps the interest rates paid to BOA on the then outstanding capped notional principal amount of the Term Loan at 3.0% during year one, 3.5% during year two and 4.0% during year three. During the three months ended March 31, 2011, the Company did not recognize any gains or losses on the Cap Agreement. The fair value of the Cap Agreement was $0.4 million at March 31, 2011.

The following table presents the terms of the Cap Agreement:

	March 31, 2011	October 4, 2011	October 4, 2012	October 3, 2013
Cap Agreement
Notional amount	$154,613	$153,450	$151,900	$150,738
Interest rate	3.0%	3.5%	4.0%	4.0%

Balance Sheet Presentation

The Company’s interest rate cap is presented within other current assets. When present, the foreign currency hedges are presented on a net basis in other current assets or other current accrued liabilities, as applicable.

The following table summarizes the fair value of the derivatives on a net basis:

	March 31,	December 31,
	2011	2010
Assets:
Interest rate cap	$387	$470

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

The following table presents the Company’s realized gains and losses on derivative instruments:

	Three Months Ended March 31,
	2011	2010
Realized gains (losses)
Interest rate swaps (1)	$—	$(604)
Interest rate cap	—	—
Foreign currency hedges	—	(243)

	$—	$(847)

(1)	Terminated in August 2010.

NOTE 10—CAPITAL AND FINANCING METHOD LEASE OBLIGATIONS

The following table presents future minimum payments due under capital and financing method leases as of March 31, 2011:

Remainder of 2011	$32,898
2012	44,681
2013	43,223
2014	41,956
2015	42,711
Thereafter	228,315

Total capital and financing method lease obligations	433,784
Less amount representing interest	(236,128)
Less current portion	(14,439)

Capital and financing method lease obligations, net	$183,217

Financing method lease obligation payments represent interest payments over the term of the lease; as such, the table above excludes a $50.6 million deferred gain that will be realized upon termination of the lease in accordance with accounting rules for financing method leases.

NOTE 11—OPERATING LEASES

The following table presents future minimum payments under operating leases as of March 31, 2011:

Remainder of 2011	$56,274
2012	69,417
2013	62,399
2014	48,700
2015	45,262
Thereafter	303,972

Total future minimum lease payments	$586,024

Rental expense under operating leases was $22.6 million and $19.6 million for the three months ended March 31, 2011 and 2010, respectively.

NOTE 12—OTHER ACCRUED LIABILITIES

The following table presents the components of other current and non-current accrued liabilities as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Other current accrued liabilities:
Deferred revenue	$25,127	$25,129
Wages, employee benefits, and related taxes	14,910	22,024
Taxes payable	5,886	3,365
Other current liabilities	31,503	33,583

Total other current accrued liabilities	$77,426	$84,101

Other non-current accrued liabilities:
Asset retirement obligations	$30,320	$30,567
Deferred rent	17,775	17,524
Acquired contractual obligations in excess of fair value and other	11,858	12,131
Deferred revenue	12,787	13,873
Other non-current liabilities	845	842

Total other non-current accrued liabilities	$73,585	$74,937

Acquired contractual obligations in excess of fair value and other as of March 31, 2011 and December 31, 2010 represent amounts remaining from acquisitions related to fair market value adjustments of acquired facility leases and idle capacity on acquired long-term maintenance contracts that the Company did not intend to utilize.

NOTE 13—COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s customer contracts generally span multiple periods, which results in the Company entering into arrangements with various suppliers of communications services that require the Company to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. The Company’s remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $36.8 million, $16.9 million, $9.7 million, $8.3 million, $8.3 million, and $43.6 million during the years ended December 31, 2011, 2012, 2013, 2014, 2015, and thereafter, respectively. Should the Company not meet the minimum spending levels in any given term, decreasing termination liabilities representing a percentage of the remaining contractual amounts may become immediately due and payable. Furthermore, certain of these termination liabilities are potentially subject to reduction should the Company experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if the Company had terminated all of these agreements as of March 31, 2011, the maximum termination liability would have been $123.6 million. To mitigate this exposure, at times, the Company aligns its minimum spending commitments with customer revenue commitments for related services.

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in the accompanying consolidated balance sheets, such as letters of credit, indemnifications, and operating leases under which certain facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through January 2031, and may be renewed as circumstances warrant. As discussed in Note 8, the Company had $15.0 million in letters of credit outstanding at March 31, 2011, which are pledged as collateral to primarily support certain facility leases and utility agreements. Also, in connection with its 2007 sale of the assets related to its content delivery network services, the Company agreed to indemnify the purchaser should it incur certain losses due to a breach of the Company’s representations and warranties. The Company has not incurred a liability relating to these indemnification provisions in the past, and management believes that the likelihood of any future payout relating to these provisions is remote. As such, the Company has not recorded a liability during any period related to these indemnification provisions.

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

Three purported class action lawsuits have been filed in connection with the Merger Agreement: (i) Michael Jiannaras v. Savvis, Inc., et al., filed on April 29, 2011 in the Circuit Court of St. Louis County, Missouri; (ii) Hilary Kramer v. Savvis, Inc., et al., filed on May 2, 2011 in the Delaware Court of Chancery; and (iii) Tatyana Andreyeva v. Savvis, Inc. et al, filed on May 6, 2011 (Andreyeva suit). All suits name the Company, the members of its board of directors, CenturyLink, Inc., and Mimi Acquisition Company as defendants other than the Andreyeva suit, which names the Company, the members of its board of directors and CenturyLink, Inc. as defendants, and all are brought by purported holders of the Company’s common stock. The lawsuits allege that the Company’s board of directors breached their fiduciary duties to the holders of the Company’s common stock in connection with the Merger by, among other things, failing to maximize shareholder value. The lawsuits seek various forms of relief, including, but not limited to, enjoining consummation of the merger, rescission of the actions taken to date and awards of compensatory damages, rescissory damages and all costs, including reasonable attorneys’ and experts’ fees. While no assurance of the outcome of these lawsuits can be provided, the Company believes that the claims of these lawsuits are without merit and intends to vigorously defend its interests.

The Company has employment agreements with key executive officers that contain provisions with regard to base salary, bonus, equity-based compensation, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control of the Company.

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents accumulated other comprehensive loss as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Foreign currency translation	$(2,190)	$(12,625)
Unrealized loss on derivatives (1)	65	(17)

Accumulated other comprehensive loss	$(2,125)	$(12,642)

(1)	Includes foreign currency cash flow hedges and interest rate cap.

NOTE 15—EQUITY-BASED COMPENSATION

The following table presents information associated with the Company’s equity-based compensation awards for the three months ended March 31, 2011:

	Restricted Stock Units	Restricted Stock	Options
Outstanding at beginning of period	2,005	24	3,165
Granted	1,300	1	—
Delivered/Exercised	(624)	(2)	(430)
Forfeited	(66)	—	(155)
Cancelled	(28)	—	(1)

Outstanding at end of period	2,587	23	2,579

As of March 31, 2011, the Company had $52.5 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 2.5 years.

NOTE 16—INCOME TAXES

For the three months ended March 31, 2011, the Company recorded an income tax expense of $0.4 million on a loss before income taxes of $1.4 million. Comparatively, for the three months ended March 31, 2010, the Company recorded income tax expense of $0.4 million on a loss before income taxes of $11.0 million. Income tax expense is expected for 2011 due to certain jurisdictional alternative minimum taxes as well as certain foreign taxes.

NOTE 17—INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company has two reportable segments based on services: hosting and network. Hosting services consist of colocation and managed hosting services and provide the core facilities, computing, data storage and network infrastructure on which to run business applications. Network services are comprised of managed network services, hosting area network, application transport and bandwidth services.

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

The following table presents operating segment results for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Revenue:
Hosting	$191,840	$152,751
Network	65,201	63,836

Total revenue	$257,041	$216,587

Adjusted EBITDA:
Hosting	$78,785	$58,960
Network	17,779	16,265
Corporate – other (1)	(21,588)	(21,272)

Total adjusted EBITDA	$74,976	$53,953

(1)	Corporate - other adjusted EBITDA includes all general and administrative costs not directly associated with hosting services or network services. Costs not directly associated with hosting services or network services include, but are not limited to, costs related to the finance, accounting, legal, human resources, and internal IT departments.

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

Total assets, depreciation, amortization and accretion, non-cash equity-based compensation, interest income and expense, and income tax expense have not been disclosed by segment as the information is not available to the Company’s chief operating decision maker.

The following table presents a reconciliation of adjusted EBITDA to income from operations and a reconciliation of adjusted EBITDA to loss before income taxes:

	Three Months Ended March 31,
	2011	2010
Adjusted EBITDA reconciliation
Income from operations	$16,520	$4,763
Depreciation, amortization and accretion	50,562	40,737
Non-cash equity-based compensation	7,894	8,453

Adjusted EBITDA	$74,976	$53,953

Reconciliation of adjusted EBITDA to loss before income taxes
Adjusted EBITDA	$74,976	$53,953
Depreciation, amortization and accretion	(50,562)	(40,737)
Non-cash equity-based compensation	(7,894)	(8,453)
Interest income	36	30
Interest expense	(18,191)	(15,475)
Other income (expense)	271	(312)

Loss before income taxes	$(1,364)	$(10,994)

The table below presents selected financial information for the Company’s three geographic regions: North America, EMEA (Europe, Middle East, and Africa) and Asia, for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Revenue:
North America	$206,205	$176,240
EMEA	37,623	29,219
Asia	13,213	11,128

Total revenue	$257,041	$216,587

	March 31, 2011	December 31, 2010
Property and equipment, net:
North America	$701,684	$701,841
EMEA	120,441	115,745
Asia	25,661	26,215

Total property and equipment, net	$847,786	$843,801

For the three months ended March 31, 2011, revenue earned in North America represented approximately 80% of total revenue and for the three months ended March 31, 2010, revenue earned in North America represented approximately 81% of total revenue. Substantially all of the Company’s other non-current assets reside in the North America geographic region.

NOTE 18—SUBSEQUENT EVENTS

On April 26, 2011, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with CenturyLink, Inc. (CenturyLink) and Mimi Acquisition Company (Merger Sub), providing for the merger of Merger Sub with and into the Company. Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of the conditions therein, upon closing of the transaction the Company will become a wholly owned subsidiary of CenturyLink. The board of directors of both the Company and CenturyLink have approved the Merger.

At the effective time of the Merger and pursuant to the terms of the Merger Agreement, each outstanding share of the Company’s common stock, other than dissenting shares, will be converted into merger consideration that will consist of $30.00 in cash, without interest, and a fraction of a share of CenturyLink common stock equal to (x) $10.00 divided by (y) the volume weighted average trading price of CenturyLink common stock over a thirty-day trading period, ending three trading days prior to the date of closing. In the event that the volume weighted average price of CenturyLink common stock over such period is less than or equal to $34.42, each share of the Company’s common stock will be converted into the right to receive $30.00 in cash, without interest, and 0.2905 of a share of CenturyLink common stock. Shareholders of the Company entitled to receive a fraction of a share of CenturyLink common stock will receive cash in lieu of the fractional shares.

The Merger is subject to the approval of the stockholders of the Company, regulatory approvals and other customary closing conditions. The Merger Agreement contains certain termination rights for both CenturyLink and the Company and provides that upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay CenturyLink a termination fee equal to $85.0 million. For further information regarding the Merger Agreement, please refer to the Current Report on Form 8-K filed by the Company on April 28, 2011.

Three purported class action lawsuits have been filed in connection with the Merger Agreement: (i) Michael Jiannaras v. Savvis, Inc., et al., filed on April 29, 2011 in the Circuit Court of St. Louis County, Missouri; (ii) Hilary Kramer v. Savvis, Inc., et al., filed on May 2, 2011 in the Delaware Court of Chancery; and (iii) Tatyana Andreyeva v. Savvis, Inc. et al, filed on May 6, 2011 (Andreyeva suit). All suits name the Company, the members of its board of directors, CenturyLink, Inc., and Mimi Acquisition Company as defendants other than the Andreyeva suit, which names the Company, the members of its board of directors and CenturyLink, Inc. as defendants, and all are brought by purported holders of the Company’s common stock. The lawsuits allege that the Company’s board of directors breached their fiduciary duties to the holders of the Company’s common stock in connection with the Merger by, among other things, failing to maximize shareholder value. The lawsuits seek various forms of relief, including, but not limited to, enjoining consummation of the merger, rescission of the actions taken to date and awards of compensatory damages, rescissory damages and all costs, including reasonable attorneys’ and experts’ fees. While no assurance of the outcome of these lawsuits can be provided, the Company believes that the claims of these lawsuits are without merit and intends to vigorously defend its interests.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying unaudited condensed consolidated financial statements and notes thereto to assist readers in understanding our results of operations, financial condition, and cash flows. You should read the following discussion in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2010, and our MD&A as of and for the year ended December 31, 2010, included in our Annual Report on Form 10-K for such period as filed with the United States Securities Exchange Commission, or the SEC. The following discussion contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, or the Act, that involve risks and uncertainties, including those set forth in Part I, Item 1A of our Annual Report on Form 10-K and in subsequent SEC filings. These forward-looking statements within the meaning of the Act may contain, among others, statements regarding projections and estimates, expectations, and management’s plans, strategies and objectives which should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “preliminary” and similar expressions. We caution against placing undue reliance on forward-looking statements, which reflect our good faith beliefs with respect to future events and are based on information currently available to us as of the date the forward-looking statement is made.

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

Business Trends and Outlook

We believe there is an increase in the number of companies that are considering adopting outsourced IT solutions as they focus on reducing their infrastructure and personnel spending while working to meet the increasing demands from their user communities. We believe we have considerable opportunity as our services model enables our enterprise clients to choose from a number of different strategies designed to reduce their IT costs. Our focus is to provide mission-critical, non-discretionary IT infrastructure outsourcing and we believe that our target client base considers us specialists in the areas of server management, storage, virtualization, security and network infrastructure. With our recent global data center expansion, and additional expansion in key markets in 2010 and 2011, we believe we have the right footprint, operational plan and functionality in place to provide our clients with the products and services they need at the locations where they need it. We continue to work with our existing clients to understand their business needs and related geographic and product extension opportunities. We believe that the pursuit of this understanding will foster stronger, mutually beneficial relationships with our clients. We are also evaluating and entering into strategic alliances and marketing agreements, which allows us to extend our product offerings and enter new geographic markets with lower upfront costs of entry. Two examples include our agreement with Thomson Reuters, which provides managed hosting and network solutions to Thomson Reuters clients through our data centers, and our marketing agreement with Bharti Airtel in which we will provide our managed services from Bharti Airtel’s data centers located in India.

The center point of our strategy is to grow our hosting business through our managed hosting service offerings. We believe we can show clients that we can decrease their costs by moving towards our managed hosting solutions for their IT needs. While colocation and network services play an important and foundational role, we remain intensely focused on growing our managed hosting business, specifically in our new offerings such as cloud services. In 2010, we saw improvement in the colocation market; however, we anticipate pricing challenges in certain markets during 2011 as wholesale vendors, with whom we do not compete, enter the enterprise colocation market. Additionally, we have increased our focus on our network services and have started to see stabilization in that segment of our business, while continuing to provide an integrated managed hosting and managed network solution, particularly in hosted applications requiring higher network performance characteristics; however, we do expect certain of our network products to continue to experience pricing pressure.

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

Significant Events

On April 26, 2011, we entered into an Agreement and Plan of Merger (the Merger Agreement) with CenturyLink, Inc. (CenturyLink) and Mimi Acquisition Company (Merger Sub), providing for the merger of Merger Sub with and into us. Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of the conditions therein, upon closing of the transaction we will become a wholly owned subsidiary of CenturyLink. Both our board of directors and that of CenturyLink have approved the Merger.

At the effective time of the Merger and pursuant to the terms of the Merger Agreement, each outstanding share of our common stock, other than dissenting shares, will be converted into merger consideration that will consist of $30.00 in cash, without interest, and a fraction of a share of CenturyLink common stock equal to (x) $10.00 divided by (y) the volume weighted average trading price of CenturyLink common stock over a thirty-day trading period, ending three trading days prior to the date of closing. In the event that the volume weighted average price of CenturyLink common stock over such period is less than or equal to $34.42, each share of our common stock will be converted into the right to receive $30.00 in cash, without interest, and 0.2905 of a share of CenturyLink common stock. Our shareholders entitled to receive a fraction of a share of CenturyLink common stock will receive cash in lieu of the fractional shares.

The Merger is subject to the approval of our shareholders, regulatory approvals and other customary closing conditions. The Merger Agreement contains certain termination rights for both CenturyLink and us and provides that upon termination of the Merger Agreement under specified circumstances, we may be required to pay CenturyLink a termination fee equal to $85.0 million. For further information regarding the Merger Agreement, please refer to the Current Report on Form 8-K filed by the Company on April 28, 2011.

Three purported class action lawsuits have been filed in connection with the Merger Agreement: (i) Michael Jiannaras v. Savvis, Inc., et al., filed on April 29, 2011 in the Circuit Court of St. Louis County, Missouri; (ii) Hilary Kramer v. Savvis, Inc., et al., filed on May 2, 2011 in the Delaware Court of Chancery; and (iii) Tatyana Andreyeva v. Savvis, Inc. et al., filed on May 6, 2011, or the Andreyeva suit. All suits name us, the members of our board of directors, CenturyLink, Inc., and Mimi Acquisition Company as defendants other than the Andreyeva suit, which names us, the members of our board of directors and CenturyLink, Inc. as defendants, and all are brought by purported holders of our common stock. The lawsuits allege that our board of directors breached their fiduciary duties to the holders of our common stock in connection with the Merger by, among other things, failing to maximize shareholder value. The lawsuits seek various forms of relief, including, but not limited to, enjoining consummation of the merger, rescission of the actions taken to date and awards of compensatory damages, rescissory damages and all costs, including reasonable attorneys’ and experts’ fees. While no assurance of the outcome of these lawsuits can be provided, we believe that the claims of these lawsuits are without merit and intend to vigorously defend our interests.

RESULTS OF OPERATIONS

The historical financial information included in this Quarterly Report on Form 10-Q is not intended to represent the consolidated results of operations, financial position, or cash flows that may be achieved in the future.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Executive Summary of Results of Operations

Revenue increased $40.5 million, or 19%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily as a result of a 26% increase in hosting revenue. Income from operations increased $11.7 million to $16.5 million for the three months ended March 31, 2011 compared to income from operations of $4.8 million for the three months ended March 31, 2010, due to the increase in revenue, which was partially offset by increases in depreciation and other operating expenses. Loss before income taxes for the three months ended March 31, 2011 was $1.4 million compared to $11.0 million for the three months ended March 31, 2010.

The following table presents revenue by major service category (dollars in thousands):

	Three Months Ended March 31,
	2011	2010	Dollar Change	Percentage Change
Revenue:
Colocation	$99,577	$82,467	$17,110	21%
Managed hosting	92,263	70,284	21,979	31%

Total hosting	191,840	152,751	39,089	26%
Network services	65,201	63,836	1,365	2%

Total revenue	$257,041	$216,587	$40,454	19%

Revenue. Revenue was $257.0 million for the three months ended March 31, 2011, an increase of $40.5 million, or 19%, from $216.6 million for the three months ended March 31, 2010. Total hosting revenue was $191.8 million for the three months ended March 31, 2011, an increase of $39.1 million from $152.8 million for the three months ended March 31, 2010. The increase was driven by a $22.0 million increase in managed hosting revenue, which reflected growth in our cloud services solutions, dedicated hosting, storage and professional services products and included $3.8 million of incremental revenue resulting from our acquisition of Fusepoint. Colocation revenue increased $17.1 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, which included $4.7 million of incremental revenue resulting from our acquisition of Fusepoint. Organically, we experienced a $12.4 million increase in colocation revenue. Network services revenue was $65.2 million for the three months ended March 31, 2011, an increase of $1.4 million, or 2%, from $63.8 million for the three months ended March 31, 2010, which was due to a $1.9 million increase in revenue from our largest customer, Thomson Reuters, which primarily resulted from our agreement to provide our network solutions to their clients through our data centers, and was partially offset by wholesale bandwidth churn.

Cost of revenue. Cost of revenue includes costs of facility rentals, utilities, circuit costs and other operating costs for hosting space; third party costs associated with installing clients in our data centers; costs of leasing local access lines to connect clients to our Points of Presence, or PoPs; leasing backbone circuits to interconnect our PoPs; indefeasible rights of use, operations and maintenance; and salaries and related benefits for engineering, service delivery and provisioning, client service, consulting services and operations personnel who maintain our network, monitor network performance, resolve service issues and install new sites. Cost of revenue excludes depreciation, amortization and accretion, which is reported as a separate line item of operating expenses, and includes non-cash equity-based compensation. Cost of revenue was $132.8 million for the three months ended March 31, 2011, an increase of $13.4 million, or 11%, from $119.4 million for the three months ended March 31, 2010. This increase included $4.0 million of incremental costs resulting from our acquisition of Fusepoint. The remaining $9.4 million increase was primarily driven by a $3.2 million increase in personnel costs, a $3.0 million increase in building rent and utilities primarily related to new and expanded data centers, a $1.2 million increase in third-party contractors to support hosting revenue growth and a $1.1 million increase in non-cash equity-based compensation. Cost of revenue as a percentage of revenue decreased to 52% for the three months ended March 31, 2011 compared to 55% for the three months ended March 31, 2010.

Sales, general and administrative expenses. Sales, general and administrative expenses include sales and marketing salaries and related benefits; product management, pricing and support salaries and related benefits; sales commissions and referral payments; advertising, direct marketing and trade show costs; occupancy costs; executive, financial, legal, tax and administrative support personnel and related costs; professional services, including legal, accounting, tax and consulting services; and bad debt expense. It excludes depreciation, amortization and accretion, which is reported as a separate line item of operating expenses, and includes non-cash equity-based compensation. Sales, general and administrative expenses were $57.2 million for the three months ended March 31, 2011, an increase of $5.5 million, or 11% from $51.7 million for the three months ended March 31, 2010. This increase included $1.2 million of incremental costs resulting from our acquisition of Fusepoint. The remaining $4.3 million increase was primarily driven by a $3.5 million increase in people costs primarily related to increased headcount and higher commissions on improved sales performance and a $2.2 million increase in facility, marketing, legal, software maintenance, travel and training costs, partially offset by a $1.6 million decrease in non-cash equity-based compensation expense. Sales, general and administrative expenses as a percentage of revenue were 22% for the three months ended March 31, 2011 compared to 24% for the three months ended March 31, 2010.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense consists primarily of the depreciation of property and equipment, amortization of intangible assets and accretion related to the aging of the discounted present value of certain liabilities and unfavorable long-term fixed price contracts assumed in acquisitions. Depreciation, amortization and accretion expense was $50.6 million for the three months ended March 31, 2011, an increase of $9.8 million, or 24%, from $40.7 million for the three months ended March 31, 2011. This increase included $3.7 million in depreciation on tangible assets acquired with our acquisition of Fusepoint, along with amortization of the acquired intangible assets. The remaining $6.1 million increase was due to the addition of new data centers and other capital expenditures of $11.9 million and a $1.4 million increase in depreciation due to foreign currency impact from assets in our international regions, which were partially offset by a $7.2 million decrease in depreciation due to certain assets becoming fully depreciated.

Net interest expense and other. Net interest expense and other represents interest on our long-term debt, interest on our capital and financing lease obligations, certain other non-operating charges and interest income on our invested cash balances. Net interest expense and other was $17.9 million for the three months ended March 31, 2011, an increase of $2.1 million, or 13%, from $15.8 million for the three months ended March 31, 2010. The $2.7 million increase in interest expense for the three months ended March 31, 2011 was primarily due to a $2.6 million increase in interest due to a debt refinancing that occurred in August 2010. Other income increased $0.6 million primarily due to more favorable foreign currency revaluation during the three months ended March 31, 2011.

The following table presents an overview of the components of net interest expense and other (dollars in thousands):

	Three Months Ended March 31,
	2011	2010	Dollar Change	Percentage Change
Net interest expense and other
Interest expense	$18,191	$15,475	$2,716	18%
Interest income	(36)	(30)	(6)	(20%)
Other (income) expense	(271)	312	(583)	(187%)

Total net interest expense and other	$17,884	$15,757	$2,127	13%

Loss before income taxes. Loss before income taxes for the three months ended March 31, 2011 was $1.4 million, an improvement of $9.6 million from a loss before income taxes of $11.0 million for the three months ended March 31, 2010.

Income tax expense. Income tax expense was $0.4 million for the three months ended March 31, 2011 and March 31, 2010.

Net loss. Net loss for the three months ended March 31, 2011 was $1.8 million, an improvement of $9.5 million, from a net loss of $11.3 million for the three months ended March 31, 2010, driven by the factors previously described.

Segment Information

Segment Adjusted EBITDA

The discussion of our results of operations by segment presented below includes references to and analysis of our segment adjusted EBITDA results. Adjusted EBITDA represents income from operations before depreciation, amortization and accretion, and non-cash equity-based compensation. Adjusted EBITDA is reconciled below to its most comparable measure, income from operations. Adjusted EBITDA is further reconciled to loss before income taxes in Note 17 of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We use adjusted EBITDA as a performance measure to evaluate our segments because we believe that such information is a relevant measure of a company’s operating financial performance and liquidity in our industry. The calculation of adjusted EBITDA is not specified by United States generally accepted accounting principles. As such, our calculation of adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents revenue and adjusted EBITDA by segment (dollars in thousands):

	Three Months Ended March 31,
	2011	2010	Dollar Change	Percent Change
Revenue
Hosting	$191,840	$152,751	$39,089	26%
Network	65,201	63,836	1,365	2%

Total revenue	$257,041	$216,587	$40,454	19%

Adjusted EBITDA
Hosting	$78,785	$58,960	$19,825	34%
Network	17,779	16,265	1,514	9%
Corporate - other (1)	(21,588)	(21,272)	(316)	(1%)

Total adjusted EBITDA	$74,976	$53,953	$21,023	39%

Adjusted EBITDA reconciliation
Income from operations	$16,520	$4,763
Depreciation, amortization and accretion	50,562	40,737
Non-cash equity-based compensation	7,894	8,453

Adjusted EBITDA	$74,976	$53,953

(1)	Includes all costs not directly associated with hosting services or network services.

Revenue

Hosting. Revenue from our hosting segment was $191.8 million for the three months ended March 31, 2011, an increase of $39.1 million from $152.8 million for the three months ended March 31, 2010. The increase was driven by a $22.0 million increase in managed hosting revenue, which reflected growth in our cloud services solutions, dedicated hosting, storage and professional services products and included $3.8 million of incremental revenue resulting from our acquisition of Fusepoint. Colocation revenue increased $17.1 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 and included $4.7 million of incremental revenue from our acquisition of Fusepoint. Organically, we experienced a $12.4 million increase in colocation revenue.

Network. Network services revenue was $65.2 million for the three months ended March 31, 2011, an increase of $1.4 million, or 2%, from $63.8 million for the three months ended March 31, 2010. The $1.4 million increase in network revenue was due to a $1.9 million increase in revenue from our largest customer, Thomson Reuters, which primarily resulted from our agreement to provide our network solutions to their clients through our data centers, and was partially offset by wholesale bandwidth churn.

Adjusted EBITDA

Hosting. Adjusted EBITDA for our hosting segment was $78.8 million for the three months ended March 31, 2011, an increase of $19.8 million, or 34%, from $59.0 million for the three months ended March 31, 2010. The increase was driven by a $39.1 million increase in revenue, partially offset by a $19.3 million increase in costs. Costs directly associated with our hosting segment include the costs of facility rentals, utilities, circuit costs and other operating costs for hosting space and the salaries and related benefits for personnel directly or indirectly associated with our hosting services. The $19.3 million increase in costs was primarily driven by an additional $6.3 million of costs for increased headcount and third party contractors to support increased managed hosting revenue and a $7.4 million increase in sales and marketing expense on higher commissions and expanded marketing efforts for hosting products. Segment adjusted EBITDA as a percentage of segment revenue was 41% for the three months ended March 31, 2011 compared to 39% for the three months ended March 31, 2010.

Network. Adjusted EBITDA for our network segment was $17.8 million for the three months ended March 31, 2011 and $16.3 million for the three months ended March 31, 2010. The increase was driven by the revenue improvement of $1.4 million, in addition to a $0.1 million decrease in costs. Costs directly associated with our network segment include costs of leasing local access lines to connect clients to our PoPs, leasing backbone circuits to interconnect our PoPs, indefeasible rights of use, operations and maintenance, and salaries and related benefits for personnel directly or indirectly associated with our network services. Segment adjusted EBITDA as a percentage of segment revenue was 27% for the three months ended March 31, 2011 compared to 25% for the three months ended March 31, 2010.

Corporate—other. Corporate—other adjusted EBITDA includes all operating costs not directly associated with our hosting or network segments, primarily general and administrative costs including executive, financial, legal, tax, internal IT and administrative support personnel and related costs, costs for professional services, including legal, accounting, tax and consulting services. These costs were $21.6 million for the three months ended March 31, 2011, an increase of $0.3 million from $21.3 million for the three months ended March 31, 2010. This was driven by a $0.5 million increase in software maintenance costs, a $0.4 million increase in rent and utilities, and a $0.4 million increase in seminars and training, partially offset by a $0.9 million decrease in personnel costs, which included a reduction in performance bonus expense that resulted from the transition to an equity based bonus.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Use of Cash

As of March 31, 2011, our cash and cash equivalents balance was $121.6 million and we had $62.2 million of available capacity on our revolving credit facility. We believe we have sufficient cash to fund business operations and capital expenditures for at least twelve months from the date of this filing, from cash on hand, operations and available debt capacity. If favorable terms are made available to us, we may supplement this near-term liquidity with credit facilities and equity or debt financings, or we may refinance, reprice, or upsize our existing credit facilities and use the proceeds of such financing for working capital, investments in or extensions of credit to our subsidiaries, capital expenditures, stock repurchases, debt repayment or financing for acquisitions.

The following table presents our cash flows for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31,
	2011	2010
Cash provided by (used in):
Operating activities	$36,669	$38,972
Investing activities	(30,951)	(50,691)
Financing activities	(6,761)	(964)
Effect of exchange rates on cash and cash equivalents	2,275	(2,204)

Net increase (decrease) in cash and cash equivalents	$1,232	$(14,887)

Operating activities. We generated $36.7 million of cash from operating activities during the three months ended March 31, 2011, a decrease of $2.3 million in cash from operating activities of $39.0 million for the three months ended March 31, 2010. This decrease was driven by the lengthening of collection cycles and increased personnel related costs which primarily related to the payout of annual performance bonuses. We anticipate continuing to generate cash from operating activities during the next twelve months.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2011 was $31.0 million, a decrease of $19.7 million from net cash used in investing activities of $50.7 million for the three months ended March 31, 2010. The decrease in cash used was driven by a $13.9 million decrease in success based capital expenditures and a $5.9 million decrease in expansion related capital expenditures during the three months ended March 31, 2011.

Financing activities. Net cash used by financing activities for the three months ended March 31, 2011 was $6.8 million, an increase of $5.8 million from net cash used by financing activities of $1.0 million for the three months ended March 31, 2010. This increase primarily relates to a $5.8 million increase in payments for employee taxes on equity-based instruments. While we anticipate our financing activities for the next twelve months to consist primarily of principal payments on our capital lease obligations and long-term debt, we continually assess our capital requirements and current debt and equity markets and may reprice, refinance or upsize our existing credit facilities if favorable terms are made available to us and use the proceeds of such financing for working capital, investments in or extensions of credit to our subsidiaries, capital expenditures, stock repurchases, debt repayment or financing for acquisitions.

Trade Accounts Receivable

Trade accounts receivable, net of allowance, was $76.8 million as of March 31, 2011, an increase of $11.7 million from $65.1 million at December 31, 2010. The increase is driven by growth in revenue and a lengthening of the collection cycle through both more aggressive cash management strategies employed by and extended payment terms granted to certain clients. We continue to monitor and adjust our cash collection process and cash management strategies to mitigate any adverse impacts on our liquidity and cash flows from operations. Other than any financing activities we may pursue, client collections are our primary source of cash. As such, we are vulnerable to economic downturn and the impact it may have on our clients’ spending. We believe we have a strong client base that is sufficiently diversified; however, 28% of our revenue for the three months ended March 31, 2011 was generated by clients in the financial services industry, which includes our largest client, Thomson Reuters, who accounted for 10% of our revenue for the three months ended March 31, 2011 and also accounted for 18% of our outstanding net accounts receivable balance. No other clients accounted for more than 10% of our revenues.

Long-term Debt and Other Financing

Long-term debt. The following table sets forth our long-term debt and other financing as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011	December 31, 2010
Term loan (1)	$532,574	$533,262
Convertible notes	2,925	2,887
Revolver	—	—
Capital and financing method lease obligations (2)	248,256	228,889

Total long-term debt and other financing	$783,755	$765,038

(1)	The amount presented in the table above includes current amounts due of $5.5 million for March 31, 2011 and December 31, 2010.
(2)	Capital and financing method lease obligations include capital and financing method leases on certain of our facilities and equipment held under capital leases. The weighted-average interest rates for such leases were 12.50% as of March 31, 2011 and 12.84% as of December 31, 2010. The amounts presented in the table above include the current amounts due of $14.4 million as of March 31, 2011 and $12.4 million as of December 31, 2010.

Future principal payments. The following table sets forth our aggregate future principal payments of long-term debt and other financing as of March 31, 2011 (dollars in thousands):

	Future Principal Payments of Long-term Debt and Other Financing
	Total	Remainder 2011	2012	2013	2014	2015	Thereafter
Term loan (1)	$547,250	$4,125	$5,500	$5,500	$5,500	$5,500	$521,125
Convertible notes (1)	3,106	—	3,106	—	—	—	—
Capital lease obligations (2)	194,898	9,410	14,434	14,449	14,924	17,724	123,957
Revolver	—	—	—	—	—	—	—

Total	$745,254	$13,535	$23,040	$19,949	$20,424	$23,224	$645,082

(1)	Represents principal amount of the term loan and the convertible notes.
(2)	Does not include future payments on our financing method lease obligation as they represent interest payments over the term of the lease.

The weighted-average cash interest rate applicable to outstanding borrowings was 6.7% as of March 31, 2011 and December 31, 2010.

For further information on our long-term debt and related derivatives, please refer to Notes 8 and 9, respectively, of Notes to the Financial Statements located in this Quarterly Report on Form 10-Q.

Debt Covenants

Under the terms of our Term Loan and Revolver agreements, we are required to comply with certain financial covenant ratios consisting of quarterly covenants for maximum total leverage and minimum fixed charge coverage ratios and annual maximum capital expenditures. As of March 31, 2011, we were in compliance with all such financial covenants.

The provisions of our debt agreements contain covenants including, but not limited to, restricting or limiting our ability to incur more debt, issue guarantees, pay dividends, make capital expenditures, and repurchase stock (subject to financial measures and other conditions). We were in compliance with all such covenants as of and during the three months ended March 31, 2011, and anticipate compliance with all covenants for at least the next twelve months. However, the ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt agreements and could trigger cross defaults and acceleration of repayment obligations.

Commitments and Contingencies

Our customer contracts generally span multiple periods, which result in us entering into arrangements with various suppliers of communications services that require us to maintain minimum spending levels, some of which increase over time, to secure favorable pricing terms. Our remaining aggregate minimum spending levels, allocated ratably over the terms of such contracts, are $36.8 million, $16.9 million, $9.7 million, $8.3 million, $8.3 million, and $43.6 million during the years ended December 31, 2011, 2012, 2013, 2014, 2015, and thereafter, respectively. Should we not meet the minimum spending levels in any given term, decreasing termination liabilities, representing a percentage of the remaining contractual amounts, may become immediately due and payable. Furthermore, certain of these termination liabilities are potentially subject to reduction should we experience the loss of a major customer or suffer a loss of revenue from a general economic downturn. Before considering the effects of any potential reductions for the business downturn provisions, if we had terminated all of these agreements as of March 31, 2011, the maximum liability would have been $123.6 million. To mitigate this exposure, at times, we align our minimum spending commitments with customer revenue commitments for related services.

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

Three purported class action lawsuits have been filed in connection with the Merger Agreement: (i) Michael Jiannaras v. Savvis, Inc., et al., filed on April 29, 2011 in the Circuit Court of St. Louis County, Missouri; (ii) Hilary Kramer v. Savvis, Inc., et al., filed on May 2, 2011 in the Delaware Court of Chancery; and (iii) Tatyana Andreyeva v. Savvis, Inc. et al., filed on May 6, 2011, or the Andreyeva suit. All suits name us, the members of our board of directors, CenturyLink, Inc., and Mimi Acquisition Company as defendants other than the Andreyeva suit, which names us, the members of our board of directors and CenturyLink, Inc. as defendants, and all are brought by purported holders of our common stock. The lawsuits allege that our board of directors breached their fiduciary duties to the holders of our common stock in connection with the Merger by, among other things, failing to maximize shareholder value. The lawsuits seek various forms of relief, including, but not limited to, enjoining consummation of the merger, rescission of the actions taken to date and awards of compensatory damages, rescissory damages and all costs, including reasonable attorneys’ and experts’ fees. While no assurance of the outcome of these lawsuits can be provided, we believe that the claims of these lawsuits are without merit and intend to vigorously defend our interests.

We have employment agreements with key executive officers that contain provisions with regard to base salary, bonus, equity-based compensation, and other employee benefits. These agreements also provide for severance benefits in the event of employment termination or a change in control.

Off-Balance-Sheet Arrangements

As of March 31, 2011 we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk as they are not reflected in our consolidated balance sheets, such as letters of credit, indemnifications, and operating leases under which certain facilities are leased. The agreements associated with such guarantees and financial instruments mature at various dates through January 2031, and may be renewed as circumstances warrant. As of March 31, 2011, we had $15.0 million in letters of credit outstanding, pledged as collateral to support certain facility leases and utility agreements. Also, in connection with the 2007 sale of our assets related to content delivery network services, we agreed to indemnify the purchaser should it incur certain losses due to a breach of our representations and warranties. We have not incurred a liability relating to these indemnification provisions in the past, and we believe that the likelihood of any future payout relating to these provisions is remote. Therefore, we have not recorded a liability during any period related to these indemnification provisions.

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

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our financial statements, which are prepared in accordance with United States generally accepted accounting principals, or U.S. GAAP. U.S. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements are discussed in more detail in Note 2 to the Notes to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Critical Accounting Estimates” included in our Annual Report on Form 10-K as filed with the SEC on March 4, 2011. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2011.

For information on recently adopted and recently issued accounting pronouncements, please refer to Note 2 of Notes to the Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of March 31, 2011, we had $547.3 million outstanding variable rate debt on our term loan, with an interest rate payable as of March 31, 2011 of Eurodollar floor plus margin of 6.75%. The Company entered into an interest rate cap agreement on September 30, 2010 to cap the interest on a portion of our term loan between 3.0% and 4.0% during the three year agreement. There was 3% original issue discount on the term loan, which is accreted over the life of the loan and recognized as interest expense. The carrying value of the term loan as of March 31, 2011 was $532.6 million. The remainder of our outstanding debt was fixed rate debt and was comprised of our convertible notes. The convertible notes bear cash interest on the $3.1 million principal at 3% per annum, and an additional 5.36% of interest expense is recognized as accretion of the discounted portion of the convertible notes. As of March 31, 2011, the carrying amount of the convertible notes was $2.9 million.

There have been no material changes in our assessment of market risk sensitivity since our presentation of “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Control over Financial Reporting

There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Three purported class action lawsuits have been filed in connection with the Merger Agreement: (i) Michael Jiannaras v. Savvis, Inc., et al., filed on April 29, 2011 in the Circuit Court of St. Louis County, Missouri; (ii) Hilary Kramer v. Savvis, Inc., et al., filed on May 2, 2011 in the Delaware Court of Chancery; and (iii) Tatyana Andreyeva v. Savvis, Inc. et al., filed on May 6, 2011 (Andreyeva suit). All suits name us, the members of our board of directors, CenturyLink, Inc., and Mimi Acquisition Company as defendants other than the Andreyeva suit, which names us, the members of our board of directors and CenturyLink, Inc. as defendants, and all are brought by purported holders of our common stock. The lawsuits allege that our board of directors breached their fiduciary duties to the holders of our common stock in connection with the Merger by, among other things, failing to maximize shareholder value. The lawsuits seek various forms of relief, including, but not limited to, enjoining consummation of the merger, rescission of the actions taken to date and awards of compensatory damages, rescissory damages and all costs, including reasonable attorneys’ and experts’ fees. While no assurance of the outcome of these lawsuits can be provided, we believe that the claims of these lawsuits are without merit and intend to vigorously defend our interests.

ITEM 1A.	RISK FACTORS.

Other than the addition of the below risk factors relating to the pending merger with CenturyLink, Inc., or CenturyLink, there have been no material changes to the risk factors we previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K as of and for the year ended December 31, 2010, as filed with the United States Securities and Exchange Commission, or the Annual Report. The description of these material changes does not represent a comprehensive list of risk factors that could cause our results to differ from those that are currently anticipated and therefore should be read in conjunction with the risk factors and other information discussed in Part I, Item 1A of the Annual Report.

The proposed acquisition of Savvis by CenturyLink, pursuant to the merger agreement, is subject to a number of conditions that must be satisfied prior to the closing of the merger and may not occur, even with shareholder approval. Should the merger fail to close for any reason, our business, financial condition, results of operations and cash flows may be materially or adversely affected.

The completion of the pending merger with CenturyLink is subject to a number of closing conditions under the merger agreement, including, among others:

•	adoption of the merger agreement by an affirmative majority vote of our outstanding shares of common stock;

•	the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;

•	the receipt of any authorization required to be obtained under the Indian Competition Act of 2002 regarding mergers and acquisitions anticipated to come into effect on June 1, 2011;

•	the receipt of any authorization required to be obtained from the Federal Communications Commission;

•

the receipt of other governmental approvals required to be obtained in connection with the merger, unless failure to obtain those approvals would not have a material adverse effect on us or CenturyLink;

•

the effectiveness of a registration statement on Form S-4 to be filed with the Securities and Exchange Commission covering the shares of CenturyLink common stock to be issued in connection with the merger;

•	the approval for listing on the New York Stock Exchange of the shares of CenturyLink common stock to be issued in connection with the merger; and

•

the absence of any legal restraint or litigation by any governmental entity prohibiting or seeking to prohibit the merger or that is likely to result, directly or indirectly, in (a) any prohibition or limitation on the ownership or operation by us or CenturyLink of its business, properties or assets, (b) us or CenturyLink being compelled to dispose of or hold separate any of portion of its business, properties or assets as a result of the merger, (c) any prohibition or limitation on the ability of CenturyLink to hold, own or vote the stock of our subsidiaries or (d) any prohibition or limitation on CenturyLink’s ability to control our business or operations following the closing of the merger that, in the case of each of clauses (a) through (d) above, would reasonably be expected to have a material adverse effect on us or CenturyLink.

For both CenturyLink and us, the obligation to close the merger is also subject to the accuracy of representations and warranties of, and the compliance with obligations of, the other party, in each case as set forth in the merger agreement, subject to specified materiality exceptions. The obligations of each party to close are also subject to the absence of any material adverse effect on the other party. As a result of the above mentioned conditions and the other conditions described in the merger agreement, we cannot provide assurance that the merger will be completed, even if shareholder approval of the merger is obtained.

The pendency of the merger, and potential failure to complete the merger, could materially and adversely affect our operations and financial results.

Our pending merger with CenturyLink has the potential to adversely impact our operations and financial results. Uncertainty in the future of our business between the execution of the merger agreement with CenturyLink and the closing of the transaction may affect our ability to retain and motivate existing employees, and may adversely impact our ability to recruit new employees. This uncertainty, along with our efforts to complete the merger, may divert attention from the daily activities of our existing employees, adversely impacting our operations and results thereof. Additionally, the uncertainty in the future of our business may adversely impact our reputation and relationships with existing customers and impact our ability to acquire new customers. Customers, vendors, or others that do business with us may defer decisions regarding that business or seek to change their existing relationships with us, which could result in a decrease in revenues. Certain costs related to the proposed merger, such as legal and accounting fees and the reimbursement of certain expenses, are payable by us whether or not the proposed acquisition is completed. In certain circumstances, we could be required to pay a termination fee of $85.0 million if the merger does not occur, the payment of which could severely impair our ability to operate our business. Also, failure to complete the merger could result in a decrease in the market price of our shares of common stock to the extent that the current market price of those shares reflects a market assumption that the proposed acquisition will be completed, which could result in damage to our reputation and relationships with those that do business with us. Any of these events could have a material negative impact on our results of operations and financial condition and could adversely affect the price of our common stock.

Under the terms of the merger agreement, we are subject to certain restrictions on our business activities.

The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed merger, and it restricts us, without CenturyLink’s prior written consent, from taking certain specified actions until the merger is completed or the merger agreement is terminated. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger with CenturyLink that could be favorable to us and our shareholders. These provisions include, but are not limited to, restrictions on our ability to incur additional indebtedness, acquire or dispose of assets, make capital expenditures or engage in capital transactions, make material changes to accounting methods or practices, make changes to compensation agreements, enter into certain material contracts, amend our organizational documents, or engage in any activity or transaction that would impair our ability to consummate the merger with CenturyLink. Additionally, we are restricted from directly or indirectly soliciting, initiating, or knowingly encouraging, inducing, or facilitating any takeover proposal or participating in any discussions or negotiations regarding, or furnishing to any person any information with respect to, or otherwise cooperating in any way with respect to any takeover proposal or any inquiry or proposal that may reasonably be expected to lead to a takeover proposal. The inability to take such actions could negatively impact our results of operations and financial condition.

Purported shareholder class action lawsuits have been filed against us and members of our Board of Directors challenging the merger and an unfavorable judgment or ruling in these lawsuits could prevent or delay the consummation of the merger, result in substantive costs, or both.

Suits have been filed in Delaware and Missouri related to the merger agreement with CenturyLink, which may require us to incur substantial legal fees and expenses. As these actions are in their preliminary stages, it is impossible to predict their outcomes. We also could be subject to additional litigation related to the proposed merger whether or not it is consummated. While we currently believe such litigation is without merit and intend to defend the actions vigorously, these matters create additional uncertainty relating to the proposed merger and defending the matters is costly and distracting to management.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit Index Number	Exhibit Description	Filed with the Form 10-Q	Incorporated by Reference
			Form	Filing Date with the SEC	Exhibit Number

2.1	Agreement and Plan of Merger dated April 26, 2011 by and among the Registrant, CenturyLink, Inc., and Mimi Acquisition Company		8-K	April 28, 2011	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1	November 12, 1999	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	January 31, 2000	3.2
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 14, 2002	3.3
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 13, 2004	3.4
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		10-Q	August 5, 2005	3.5
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant		8-K	June 7, 2006	3.1
3.7	Amended and Restated Bylaws of the Registrant		8-K	August 1, 2008	3.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Compensation arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVVIS, Inc.

Date: May 9, 2011	By: /s/ James E. Ousley

James E. Ousley
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

Date: May 9, 2011	By: /s/ Gregory W. Freiberg

Gregory W. Freiberg
Chief Financial Officer
(principal financial officer and principal accounting officer)